Form 10-Q
period 1996-03-31
CARAUSTAR INDUSTRIES INC
filed 1996-05-14
CIK 825692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                      Commission File Number:     0-20646
                                              -----------------------------

                          CARAUSTAR INDUSTRIES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


        North Carolina                                     58-1388387
- -------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                Number)


                            3100 Washington Street
                            Austell, Georgia 30001
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (770) 948-3101
                              ------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            X   Yes         No
                          -----       -----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, May 7, 1996.

   Common Stock, $.10 par value                         24,749,553
   ----------------------------                        -------------
               (Class)                                 (Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                         CARAUSTAR INDUSTRIES, INC.



                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                                                     PAGE
Item 1.             Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of March 31, 1996                                          3
                    and December 31, 1995

                    Condensed Consolidated Statements of Income for the three-month                                     4
                    periods ended March 31, 1996 and March 31, 1995

                    Condensed Consolidated Statements of Cash Flows for the three-month                                 5
                    periods ended March 31, 1996 and March 31, 1995

                    Notes to Condensed Consolidated Financial Statements                                                6

Item 2.             Management's Discussion and Analysis of Financial                                                   7
                    Condition and Results of Operations for the three-month
                    periods ended March 31, 1996 and March 31, 1995


PART II - OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders                                                 9

Item 6.             Exhibits and Reports on Form 8-K                                                                   10


SIGNATURES                                                                                                             12

EXHIBIT INDEX                                                                                                          13

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 1.



                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  March 31,              December 31,
                                                                                    1996                    1995*
                                                                                  ---------               ---------
                                                                                 (Unaudited)
                                                          ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                  $  11,639               $   8,785
       Receivables, net                                                              59,304                  53,788
       Inventories                                                                   45,589                  47,146
       Refundable income taxes                                                            0                     214
       Other current assets                                                           3,195                   3,966
                                                                                  ---------               ---------
                 Total current assets                                               119,727                 113,899
                                                                                  ---------               ---------

PROPERTY, PLANT AND EQUIPMENT
       Land                                                                           9,552                   9,031
       Buildings and improvements                                                    67,844                  62,530
       Machinery and equipment                                                      251,377                 243,913
       Furniture and fixtures                                                         7,904                   7,477
                                                                                  ---------               ---------
                                                                                    336,677                 322,951
       Less accumulated depreciation                                               (145,966)               (141,021)
                                                                                  ---------               ---------
       Property, plant and equipment, net                                           190,711                 181,930
                                                                                  ---------               ---------

GOODWILL                                                                             31,211                  17,676
                                                                                  ---------               ---------
OTHER ASSETS                                                                          9,302                   8,571
                                                                                  ---------               ---------
                                                                                  $ 350,951               $ 322,076
                                                                                  =========               =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Revolving credit loans                                                     $  35,000               $  10,000
       Current maturities of long-term debt                                              26                      36
       Cash overdraft                                                                 7,053                   5,113
       Accounts payable                                                              28,674                  26,125
       Accrued liabilities                                                           24,432                  22,763
       Income taxes payable                                                           6,988                       0
       Dividends payable                                                              2,968                   3,076
                                                                                  ---------               ---------
                 Total current liabilities                                          105,141                  67,113
                                                                                  ---------               ---------

LONG-TERM DEBT, less current maturities                                              83,368                  83,380
                                                                                  ---------               ---------
DEFERRED INCOME TAXES                                                                22,045                  22,045
                                                                                  ---------               ---------
DEFERRED COMPENSATION                                                                 6,188                   6,227
                                                                                  ---------               ---------
OTHER LIABILITIES                                                                     3,914                   3,969
                                                                                  ---------               ---------

MINORITY INTEREST                                                                        98                      99
                                                                                  ---------               ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
       Preferred stock, $.10 par value; 5,000,000 shares
         authorized; none issued                                                          0                       0
       Common stock, $.10 par value; 60,000,000 shares
         authorized, 24,738,842 issued and outstanding
         at March 31, 1996 and 25,682,371 issued
         and outstanding at December 31, 1995                                         2,474                   2,568
       Additional paid-in capital                                                   134,424                 154,013
       Accumulated deficit                                                           (6,701)                (17,338)
                                                                                  ---------               ---------
                                                                                    130,197                 139,243
                                                                                  ---------               ---------
                                                                                  $ 350,951               $ 322,076
                                                                                  =========               =========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                      1996         1995
                                                                                      ----         ----
                                                                                        (Unaudited)
SALES BEFORE FREIGHT                                                               $ 151,619     $136,502
FREIGHT                                                                               (7,100)      (6,075)
                                                                                  ----------     --------
NET SALES                                                                            144,519      130,427

COST OF SALES                                                                       (101,179)     (98,199)
                                                                                  ----------     --------
                 Gross profit                                                         43,340       32,228
SELLING GENERAL AND ADMINISTRATIVE EXPENSES                                          (19,054)     (16,204)
                                                                                  ----------     --------
                 Operating income                                                     24,286       16,024

OTHER INCOME (EXPENSE)                                                                     5          174
INTEREST EXPENSE                                                                      (2,154)      (1,724)
INTEREST INCOME                                                                          132          174
                                                                                  ----------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                 22,269       14,648

PROVISION FOR INCOME TAXES                                                            (8,718)      (5,627)

MINORITY INTEREST                                                                          0            3
                                                                                  ----------     --------

NET INCOME                                                                         $  13,551     $  9,024
                                                                                   =========     ========

PRIMARY
- -------

NET INCOME PER COMMON SHARE                                                        $    0.53     $   0.35
                                                                                   =========     ========

Primary weighted average number of shares outstanding                                 25,538       25,826
                                                                                   =========     ========

FULLY DILUTED
- -------------

NET INCOME PER COMMON SHARE                                                        $    0.53     $   0.35
                                                                                   =========     ========

Fully diluted weighted average number of shares outstanding                           25,611       25,826
                                                                                   =========     ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      ---------------------------
                                                                                        1996               1995
                                                                                      --------           --------
                                                                                             (Unaudited)
Cash provided by (used for)
       Operations:
              Net income                                                              $ 13,551           $  9,024
              Adjustments for non cash charges                                           5,568              4,010
              Changes in assets and liabilities                                         12,461              1,648
                                                                                      --------           --------
              Net cash provided by operations                                           31,580             14,682
                                                                                      --------           --------

       Investments:
              Capital expenditures                                                      (7,835)            (6,078)
              Acquisitions of businesses                                               (22,365)                 0
              Other                                                                       (589)               (85)
                                                                                      --------           --------
              Cash used for investments                                                (30,789)            (6,163)
                                                                                      --------           --------

       Financing:
              Proceeds from revolving credit loans                                      35,000                  0
              Repayments of revolving credit loans                                     (10,000)                 0
              (Repayments of) proceeds from long and short-term debt                       (22)                26
              Dividends paid                                                            (3,076)            (2,678)
              Issuances of stock                                                           629                720
              Purchase of treasury stock                                               (20,312)                 0
              Other                                                                       (156)              (174)
                                                                                      --------           --------
              Cash provided by (used for) financing                                      2,063             (2,106)
                                                                                      --------           --------

       Net increase in cash and cash equivalents                                         2,854              6,413
       Cash and cash equivalents, beginning of period                                    8,785             12,465
                                                                                      --------           --------
       Cash and cash equivalents, end of period                                       $ 11,639           $ 18,878
                                                                                      ========           ========

       Cash payments for:
              Interest                                                                $    441           $     88
                                                                                      ========           ========
              Income taxes                                                            $  1,054           $    859
                                                                                      ========           ========


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 1.


                           CARAUSTAR INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


Note 1.   Basis of Presentation

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

Note 2.   Common Stock Repurchase Plan

          During the first quarter of 1996, the Company repurchased and retired 1,000,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These repurchases were made in a series of open market transactions at an aggregate cost of $20.3 million and at prices ranging from $18.81 to $20.50 per share. Upon the completion of this series of transactions, the Company's board of directors authorized repurchases of up to an additional 1,000,000 shares.

Note 3.   Acquisitions

          On January 15, 1996, the Company acquired all the assets of Summer Paper Tube Company, a manufacturer of paper tubes and industrial adhesives, for approximately $22.4 million in cash. In conjunction with this acquisition, the Company recorded approximately $13.8 million in goodwill which will be amortized over 40 years. The acquisition will be accounted for as a purchase and is not anticipated to have a material impact on the operations of the Company. The Summer acquisition was primarily funded with borrowings under the Company's bank revolving credit facility.

Note 4.   Commitments and Contingencies

          The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 5.   Subsequent Events

          In April 1996, subsequent to the quarter ended March 31, 1996, the Company transferred all the net assets (except cash) of its wholly-owned subsidiary, Standard Gypsum, a producer of gypsum wallboard, to a limited liability company ("LLC"). The Company then sold an undivided 50 percent interest in the LLC to an unrelated third party for $11.0 million in cash. The LLC will be operated as a joint venture managed by the third party. The Company will account for its interest in the LLC under the equity method of accounting. This transaction is not anticipated to have a material impact on the operations of the Company.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 2.


                           CARAUSTAR INDUSTRIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

QUARTERS ENDED MARCH 31, 1996 AND 1995

Net sales for the quarter ended March 31, 1996 increased 10.8 percent from $130.4 million in the same period last year to $144.5 million. Acquisitions made after the first quarter of 1995 accounted for $16.7 million of sales in the first quarter of 1996. Excluding acquisitions, net sales decreased $2.6 million, or 2.0 percent. The decrease was due to volume decreases, which were partially offset by higher average selling prices. Tons sold from paperboard mill production (including sales to outside customers and transfers to the Company's converting operations) declined 3.0 percent to 176.3 thousand tons in the first quarter of 1996 from 181.7 thousand tons in the same period of last year, primarily due to downtime taken at several of the Company's paperboard mills to complete capital projects. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale and internal conversion; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) decreased 24.0 percent to 25.9 thousand tons in the first quarter of 1996 from 34.1 thousand tons in the same period last year. Overall paperboard tonnage thus decreased 6.3 percent to 202.2 thousand tons versus 215.8 thousand tons in the first quarter of 1995. Tube, core and can volume decreased 4.9 percent on a quarter-to-quarter basis; gypsum facing paper volume increased 0.8 percent; folding carton grade volume decreased 11.7 percent; and other specialty grade volume decreased 12.8 percent. Average paperboard mill net selling price per ton was up 4.7 percent to $402 in the first quarter of 1996 from $384 in the same period last year. Average net selling price per ton for tubes and cores was up 12.6 percent to $730 from $649 last year.

The Company's gross margin increased to 30.0 percent of net sales from 24.7 percent in the first quarter of 1995 as wastepaper costs per ton averaged $71 in the first quarter of 1996 versus $140 in the same period of last year.

Operating income increased $8.3 million, or 51.6 percent, from $16.0 million to $24.3 million in the first quarter of 1996. Acquisitions completed after the first quarter of 1995 accounted for $760 thousand of the increase. The balance of the increase was due primarily to higher margins at the Company's paperboard
mills and tube and core converting operations.   Selling, general and
administrative expenses increased to 13.2 percent of net sales from 12.4 percent in the first quarter of last year, due primarily to relatively higher selling, general and administrative expenses at operations acquired since last year and slightly lower sales volume at existing facilities. Interest expense increased to $2.2 million from $1.7 million in the first quarter of 1995, primarily due to interest on borrowings from the Company's bank revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1996, the Company had borrowings of $35.0 million outstanding on its revolving line of credit versus none on March 31, 1995. These borrowings were used to partially finance the Company's acquisition of Summer Paper Tube as well as the Company's stock repurchase program. Total long-term debt less current maturities was down slightly to $83.4 million at the end of the first quarter of 1996 from $83.5 million a year ago. Capital expenditures for the first quarter of 1996 were $7.8 million versus $6.1 million for the first quarter of 1995. The Company anticipates that capital expenditures will be approximately $32.5 million in 1996. The Company also anticipates increased working capital needs and the possible acquisition of additional facilities. The Company expects to meet these funding needs through internally generated cash and borrowings under its bank revolving credit facility.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 2.


During the first quarter of 1996, the Company repurchased and retired 1,000,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These repurchases were made in a series of open market transactions at an aggregate cost of $20.3 million and at prices ranging from $18.81 to $20.50 per share. Upon the completion of this series of transactions, the Company's board of directors authorized repurchases of up to an additional 1,000,000 shares.

On January 15, 1996, the Company acquired all the assets of Summer Paper Tube Company ("Summer") for approximately $22.4 million in cash. Summer manufactures spiral-wound tubes and cores and produces adhesives for industrial uses. Summer has two operating facilities in Kernersville, North Carolina, and one in Altavista, Virginia. In conjunction with this acquisition, the Company recorded approximately $13.8 million in goodwill which will be amortized over 40 years. The acquisition will be accounted for as a purchase.

In April 1996, the Company sold a one-half interest in the business of its wholly-owned subsidiary, Standard Gypsum, a producer of gypsum wallboard, to an unrelated third party for $11.0 million in cash. The business will be operated as a joint venture under a limited liability company managed by the third party.

The Company paid cash dividends of approximately $3.1 million in the first quarter of 1996, compared to $2.7 million in the first quarter of 1995.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART I, ITEM 4.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual shareholders' meeting was held on April 17, 1996. The matters voted upon at the meeting were proposals (1) to elect three Class I directors (Thomas V. Brown, Maxine Francis Forrest and Ralph M. Holt, Jr.) and one Class III director (James H. Hance, Jr.), (2) to approve the Company's 1996 Director Equity Plan and (3) to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1996. Each of these proposals was approved by the following margins:

                                                  Votes         Votes Against                             Broker
         Proposal                                  For           or Withheld         Abstentions         Nonvotes
         --------                                  ---           -----------         -----------         --------
         Election of Directors
             Thomas V. Brown                   20,182,992          115,956               --                 --
             Maxine Francis Forrest            20,092,569          206,379               --                 --
             Ralph M. Holt, Jr.                20,140,751          158,197               --                 --
             James H. Hance, Jr.               20,140,751          158,197               --                 --


                                                  Votes         Votes Against                             Broker
         Proposal                                  For           or Withheld         Abstentions         Nonvotes
         --------                                  ---           -----------         -----------         --------
         Approval of the 1996 Director
             Equity Plan                       18,720,779          334,055             145,713           4,311,644

         Ratification of Selection
             of Independent Public
             Accountants                       20,148,795          55,701              94,452               --

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART II, ITEM 6.


                           CARAUSTAR INDUSTRIES, INC.



                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit No.           Description
                  -----------           -----------
                   3.01                 Amended and Restated Articles of Incorporation of the Company (Incorporated by
                                        reference - Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
                   3.02                 Second Amended and Restated Bylaws of the Company (Incorporated by reference -
                                        Exhibit 3.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
                   4.01                 Specimen Common Stock Certificate (Incorporated by reference - Exhibit 4.01 to
                                        Registration Statement on form S-1 [SEC File No. 33-50582])
                   4.02                 Articles 3 and 4 of the Company's Amended and Restated Articles of Incorporation
                                        (included in Exhibit 3.01)
                   4.03                 Article II of the Company's Second Amended and Restated Bylaws (included in Exhibit 3.02)
                   4.04                 Rights Agreement, dated as of April 19, 1995, between Caraustar Industries, Inc. and
                                        First Union National Bank of North Carolina, as Rights Agent (Incorporated by reference -
                                        Exhibit 1 to Current Report on Form 8-K dated April 19, 1995 [SEC File No. 0-20646])
                  10.01                 Credit Agreement, dated as of June 2, 1995, by and among the Company, the Banks signatory thereto from time to time, NationsBank, N.A. (Carolinas) as
                                        Administrative and Managing Agent, Bankers Trust Company, as Managing Agent and
                                        CIBC, Inc., as Co-Agent, as amended by First Amendment to Credit Agreement, dated as of July 31, 1995 (Incorporated by reference - Exhibit 10.01 to Report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
                  10.02                 Note Agreement, dated as of October 1, 1992, between the Company and the
                                        Prudential Insurance Company of America, regarding the Company's 7.89% Senior
                                        Subordinated Notes (Incorporated by reference - Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
                  10.03                 Amendment Agreement, dated as of June 2, 1995, between the Company and the
                                        Prudential Insurance Company of America regarding the Company's 7.89% Senior
                                        Subordinated Notes (Incorporated by reference - Exhibit 10.03 to Report on Form
                                        10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
                  10.04                 Employment Agreement, dated December 31, 1990, between the Company and Thomas V.
                                        Brown (Incorporated by reference - Exhibit 10.06 to Registration Statement on
                                        Form S-1 [SEC File No. 33-50582])
                  10.05                 Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar
                                        Gypsum Inc. (Incorporated by reference - Exhibit 10.07 to Registration Statement on Form S-1 [SEC File No. 33-50582])

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
PART II, ITEM 6.

                           CARAUSTAR INDUSTRIES, INC.



                  10.06                 Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference - Exhibit 10.08 to
                                        Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.07                 1987 Executive Stock Option Plan (Incorporated by reference - Exhibit 10.09 to
                                        Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.08                 1993 Key Employees' Share Ownership Plan (Incorporated by reference - Exhibit
                                        10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.09                 Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard
                                        Corporation and Camden Cogen, L.P. (Incorporated by reference -Exhibit 10.11 to
                                        Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.10                 Incentive Bonus Plan of the Company (Incorporated by reference - Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
                  10.11                 Agreement and Plan of Merger, dated as of September 13, 1995, among the Company,
                                        CSAR Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended by Amendment No.
                                        1 to Agreement and Plan of Merger dated as of October 31, 1995 (Incorporated by reference - Exhibit 10.11 to Report on Form 10-Q for the quarter ended September
                                        30, 1995 [SEC File No. 0-20646])
                  10.12                 1996 Director Equity Plan of the Company
                  11.00                 Computation of Earnings per Share
                  27.00                 Financial Data Schedule (For SEC purposes only)

             (b)  Reports on Form 8-K

                  There were no Current Reports on Form 8-K for the quarter ended March 31, 1996.



FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARAUSTAR INDUSTRIES, INC.



Dated:  May 13, 1996           /s/ H. Lee Thrash, III
                               -------------------------------------------------

                               By:  H. Lee Thrash, III
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996



                              INDEX TO EXHIBITS


           Exhibit No.     Document                                                                               Filed Herewith (*)
           -----------     --------                                                                               or Incorporated by
                                                                                                                  Reference (**)
                                                                                                                  ------------------
           3.01            Amended and Restated Articles of Incorporation of the Company                                  **
           3.02            Second Amended and Restated Bylaws of the Company                                              **
           4.01            Specimen Common Stock Certificate                                                              **
           4.02            Articles 3 and 4 of the Company's Amended and Restated Articles of
                           Incorporation (included in Exhibit 3.01)                                                       **
           4.03            Article II of the Company's Second Amended and Restated Bylaws (included in
                           Exhibit 3.02)                                                                                  **
           4.04            Rights Agreement, dated as of April 19, 1995, between Caraustar Industries,
                           Inc. and First Union National Bank of North Carolina, as Rights Agent                          **
           10.01           Credit Agreement, dated as of June 2, 1995, by and among the Company, the
                           Banks signatory thereto from time to time, NationsBank, N.A. (Carolinas) as
                           Administrative and Managing Agent, Bankers Trust Company, as Managing Agent
                           and CIBC, Inc., as Co-Agent, as amended by First Amendment to Credit
                           Agreement, dated as of July 31, 1995                                                           **
           10.02           Note Agreement, dated as of October 1, 1992, between the Company and the
                           Prudential Insurance Company of America, regarding the Company's 7.89% Senior
                           Subordinated Notes                                                                             **
           10.03           Amendment Agreement, dated as of June 2, 1995, between the Company and the
                           Prudential Insurance Company of America regarding the Company's 7.89% Senior
                           Subordinated Notes                                                                             **
           10.04           Employment Agreement, dated December 31, 1990, between the Company and                         **
                           Thomas V. Brown
           10.05           Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar
                           Gypsum Inc.                                                                                    **
           10.06           Deferred Compensation Plan, together with copies of existing individual
                           deferred compensation agreements                                                               **
           10.07           1987 Executive Stock Option Plan                                                               **
           10.08           1993 Key Employees' Share Ownership Plan                                                       **
           10.09           Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard
                           Corporation and Camden Cogen, L.P.                                                             **
           10.10           Incentive Bonus Plan of the Company                                                            **
           10.11           Agreement and Plan of Merger, dated as of September 13, 1995, among the
                           Company, CSAR Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended by Amendment No. 1
                           to Agreement and Plan of Merger dated as of October 31, 1995                                   **
           10.12           1996 Director Equity Plan of the Company                                                       *
           11.00           Computation of Earnings per Share                                                              *
           27.00           Financial Data Schedule (For SEC purposes only)                                                *