Form 10-Q
period 1996-06-30
CARAUSTAR INDUSTRIES INC
filed 1996-08-13
CIK 825692

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   ------------------

                      Commission File Number:     0-20646
                                              ---------------

                           CARAUSTAR INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                          58-1388387
   -------------------------------        -------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification
   incorporation or organization)                     Number)

                             3100 Washington Street
                            Austell, Georgia  30001
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 948-3101
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              X   Yes              No
                            -----            -----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 5, 1996.

       Common Stock, $.10 par value              24,766,170
       ----------------------------              ----------
                (Class)                         (Outstanding)


===============================================================================

Form 10-Q for the Quarter Ended June 30, 1996


                           CARAUSTAR INDUSTRIES, INC.




                               TABLE OF CONTENTS


                                                                                                Page
PART I   -  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 1996                             3
            and December 31, 1995

            Condensed Consolidated Statements of Income for the three-month and six-month
            periods ended June 30, 1996 and June 30, 1995                                         4

            Condensed Consolidated Statements of Cash Flows for the six-month                     5
            periods ended June 30, 1996 and June 30, 1995

            Notes to Condensed Consolidated Financial Statements                                  6

Item 2.     Management's Discussion and Analysis of Financial                                     8
            Condition and Results of Operations for the three-month and six-month periods ended June 30, 1996 and June 30, 1995


PART II  -  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                     11

Signatures                                                                                       13

Exhibit Index                                                                                    14

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 1.



                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                June 30,             December 31,
                                                                                  1996                   1995*
                                                                                --------             ------------
                                                                               (Unaudited)
                                                          ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $   6,431               $   8,785
    Receivables, net                                                              55,639                  53,788
    Inventories                                                                   44,987                  47,146
    Refundable income taxes                                                            0                     214
    Other current assets                                                           2,282                   3,966
                                                                               ---------               ---------
              Total current assets                                               109,339                 113,899
                                                                               ---------               ---------
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                           4,811                   9,031
    Buildings and improvements                                                    61,993                  62,530
    Machinery and equipment                                                      246,380                 243,913
    Furniture and fixtures                                                         7,839                   7,477
                                                                               ---------               ---------
                                                                                 321,023                 322,951
    Less accumulated depreciation                                               (133,723)               (141,021)
                                                                               ---------               ---------
    Property, plant and equipment, net                                           187,300                 181,930
                                                                               ---------               ---------
GOODWILL                                                                          30,947                  17,676
                                                                               ---------               ---------
OTHER ASSETS                                                                      10,279                   8,571
                                                                               ---------               ---------
                                                                               $ 337,865               $ 322,076
                                                                               =========               =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                       $      19               $      36
    Cash overdraft                                                                 5,807                   5,113
    Accounts payable                                                              26,998                  26,125
    Accrued liabilities                                                           26,557                  22,763
    Income taxes payable                                                             135                       0
    Dividends payable                                                              2,971                   3,076
                                                                               ---------               ---------
              Total current liabilities                                           62,487                  57,113
                                                                               ---------               ---------
REVOLVING CREDIT LOANS                                                            17,000                  10,000
                                                                               ---------               ---------
LONG-TERM DEBT, less current maturities                                           83,341                  83,380
                                                                               ---------               ---------
DEFERRED INCOME TAXES                                                             22,045                  22,045
                                                                               ---------               ---------
DEFERRED COMPENSATION                                                              6,154                   6,227
                                                                               ---------               ---------
OTHER LIABILITIES                                                                  3,865                   3,969
                                                                               ---------               ---------
MINORITY INTEREST                                                                    103                      99
                                                                               ---------               ---------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
    Preferred stock, $.10 par value; 5,000,000 shares
      authorized; none issued                                                          0                       0
    Common stock, $.10 par value; 60,000,000 shares
      authorized, 24,764,169 issued and outstanding
      at June 30, 1996 and 25,682,371 issued
      and outstanding at December 31, 1995                                         2,476                   2,568
    Additional paid-in capital                                                   134,781                 154,013
    Retained earnings (deficit)                                                    5,613                 (17,338)
                                                                               ---------               ---------
                                                                                 142,870                 139,243
                                                                               ---------               ---------
                                                                               $ 337,865               $ 322,076
                                                                               =========               =========


  * Condensed from audited financial statements.
    The accompanying notes are an integral part of these condensed consolidated balance sheets.

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 1.




                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30,                           June 30,
                                                           ------------------                  ------------------
                                                           1996          1995                  1996          1995
                                                           ----          ----                  ----          ----
                                                                (Unaudited)                       (Unaudited)
SALES BEFORE FREIGHT                                      $146,217     $ 145,850             $ 297,836    $ 282,352
FREIGHT                                                     (5,817)       (6,185)              (12,917)     (12,260)
                                                          --------     ---------             ---------    ---------
NET SALES                                                  140,400       139,665               284,919      270,092

COST OF SALES                                              (96,634)     (105,485)             (197,813)    (203,684)
                                                          --------     ---------             ---------    ---------
                 Gross profit                               43,766        34,180                87,106       66,408
SELLING GENERAL AND ADMINISTRATIVE
  EXPENSES                                                 (19,124)      (16,100)              (38,178)     (32,304)
                                                          --------     ---------             ---------    ---------
                 Operating income                           24,642        18,080                48,928       34,104

OTHER (EXPENSE) INCOME:
Interest expense                                            (2,066)       (1,698)               (4,220)      (3,422)
Interest income                                                166           206                   298          380
Nonrecurring gain (Note 4)                                   2,357             0                 2,357            0
Equity in income of
  unconsolidated affiliate (Note 4)                            277             0                   277            0
Other, net                                                    (302)          136                  (297)         310
                                                          --------     ---------             ---------    ---------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                       25,074        16,724                47,343       31,372

PROVISION FOR INCOME TAXES                                  (9,742)       (6,314)              (18,460)     (11,941)

MINORITY INTEREST                                               (5)            1                    (5)           4
                                                          --------     ---------             ---------    ---------

NET INCOME                                                $ 15,327     $  10,411             $  28,878    $  19,435
                                                          ========     =========             =========    =========
PRIMARY

NET INCOME PER COMMON SHARE                               $   0.61     $    0.40             $    1.14    $    0.75
                                                          ========     =========             =========    =========

Primary weighted average number of shares
  outstanding                                               25,228        25,870                25,383       25,848
                                                          ========     =========             =========    =========
FULLY DILUTED

NET INCOME PER COMMON SHARE                               $   0.61     $    0.40             $    1.14    $    0.75
                                                          ========     =========             =========    =========

Fully diluted weighted average number of shares
outstanding                                                 25,237        25,870                25,437       25,848
                                                          ========     =========             =========    =========

The accompanying notes are an integral part of these condensed consolidated statements of income.

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 1.



                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        -----------------------
                                                                                        1996               1995
                                                                                        ----               ----
                                                                                              (Unaudited)
Cash provided by (used for)
       Operations:
              Net income                                                              $ 28,878           $ 19,435
              Adjustments for non cash charges                                           8,746              8,249
              Changes in assets and liabilities                                          2,431            (12,191)
                                                                                      --------           --------
              Net cash provided by operations                                           40,055             15,493
                                                                                      --------           --------

       Investments:
              Capital expenditures                                                     (16,287)           (12,830)
              Acquisitions of businesses                                               (22,365)                 0
              Proceeds from sale of interest in net assets of subsidiary                10,774                  0
              Other                                                                      4,263                (93)
                                                                                      --------           --------
              Cash used for investments                                                (23,615)           (12,923)
                                                                                      --------           --------

       Financing:
              Proceeds from revolving credit loans                                      35,000                  0
              Repayments of revolving credit loans                                     (28,000)                 0
              Repayments of long and short-term debt                                       (56)                (2)
              Dividends paid                                                            (6,046)            (5,359)
              Issuances of stock                                                           988              1,031
              Purchase of treasury stock                                               (20,312)                 0
              Other                                                                       (368)              (323)
                                                                                      --------           --------
              Cash used for financing                                                  (18,794)            (4,653)
                                                                                      --------           --------

       Net decrease in cash and cash equivalents                                        (2,354)            (2,083)
       Cash and cash equivalents, beginning of period                                    8,785             12,465
                                                                                      --------           --------
       Cash and cash equivalents, end of period                                       $  6,431           $ 10,382
                                                                                      ========           ========

       Cash payments for:
              Interest                                                                $  4,102           $  3,346
                                                                                      ========           ========
              Income taxes                                                            $ 17,568           $  6,402
                                                                                      ========           ========


The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 1.






                           CARAUSTAR INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)


Note 1.   Basis of Presentation

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

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

Note 3.   Acquisitions

          On January 15, 1996, the Company acquired substantially all the assets of Summer Paper Tube Company, a manufacturer of paper tubes and industrial adhesives, for approximately $22.4 million in cash.
          In conjunction with this acquisition, the Company recorded approximately $13.8 million in goodwill which will be amortized over 40 years. The acquisition will be accounted for as a purchase and is not anticipated to have a material impact on the operations of the Company. The Summer acquisition was primarily funded with borrowings under the Company's bank revolving credit facility.

Note 4.   Sale of Interest in Subsidiary

          On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly-owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum LLC ("LLC"). Simultaneous with the formation of LLC, the Company sold an undivided 50 percent interest in LLC to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10.8 million in cash. LLC will be operated as a joint venture managed by Temple. The Company will account for its interest in LLC under the equity method of accounting. In conjunction with this transaction, the Company recognized a nonrecurring gain, before income taxes, of $2.4 million, or $0.06 per share (after tax) which is reflected in the accompanying statements of income for the quarter and six months ended June 30, 1996. Additionally, from the date of the transaction through June 30, 1996, the Company recognized earnings of $277 thousand for the Company's equity interest in the earnings of LLC.
          In management's opinion, this sale will not have a material effect on the operations of the Company.

Note 5.   Commitments and Contingencies

          The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 1.






Note 6.   Subsequent Events

          On July 15, 1996, the Company entered into a partnership ("Partnership") with Tenneco Packaging Inc. ("TPI"), a wholly-owned subsidiary of Tenneco, Inc. The Company contributed $114.5 million in cash exchange for an 80 percent interest in the Partnership. TPI contributed the assets and liabilities of its Rittman, Ohio and Tama, Iowa clay-coated recycled paperboard mills and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio in exchange for $114.5 million in cash and a 20 percent partnership interest. The Company's investment in the Partnership was funded with borrowings of $110.0 million from its revolving credit facility and the remainder with internally generated cash.
          The Company will account for the acquisition of its Partnership interest using the purchase method of accounting. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the Partnership will be included in the Company's consolidated financial statements from the date of formation, and TPI's interest will be included as minority interest.

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 2.



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

Quarters Ended June 30, 1996 and 1995

Net sales for the quarter ended June 30, 1996 increased 0.5 percent from $139.7 million in the same period last year to $140.4 million. Acquisitions made after the second quarter of 1995 accounted for $16.6 million of sales in the second quarter of 1996. Excluding acquisitions, net sales decreased $15.9 million, or 11.4 percent, due mainly to lower average selling prices on paperboard and wastepaper. Tons sold from paperboard mill production (including sales to outside customers and transfers to the Company's converting operations) increased 1.1 percent to 181.1 thousand tons from 179.2 thousand tons in the second quarter of 1995. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) increased 17.2 percent to 30.0 thousand tons in the second quarter of 1996 from 25.6 thousand tons in the same period of last year. Overall paperboard tonnage thus increased 3.1 percent to 211.1 thousand tons versus
204.8 thousand tons in the same period last year. Tube, core and can volume increased 6.2 percent on a quarter-to-quarter basis; folding carton volume increased 14.0 percent; gypsum facing paper volume increased 6.5 percent; and other specialty volume decreased 9.0 percent. Average paperboard mill net selling price per ton was down 11.4 percent to $389 in the second quarter of 1996 from $439 in the same period last year. Average net selling price per ton for tubes and cores was up 1.5 percent to $734 from $723 last year.

The Company's gross margin increased to 31.2 percent of net sales from 24.5 percent in the second quarter of 1995. This margin increase was due primarily to lower average wastepaper costs, offset in part by the acquisition of additional converting facilities after the second quarter of 1995 and their inherent lower margins as a percent of sales. Market prices for wastepaper continued the decline from their peak which occurred during the second quarter of 1995. Average wastepaper cost per ton of paperboard produced was down 70.1 percent to $58 from $194 in the second quarter of 1995. This decrease was partially offset by a 13.0 percent increase in all other paperboard mill converting costs.

Operating income increased $6.6 million, or 36.3 percent, from $18.1 million to $24.6 million in the second quarter of 1996. Acquisitions completed after the second quarter of 1995 accounted for $1.2 million of the increase. The balance of the increase was due primarily to higher margins at the Company's paperboard mills and tube and core converting operations offset in part by lower margins at the Company's paperstock recycling facilities. Selling, general and administrative expenses increased by $3.0 million in the second quarter of 1996 versus the same period last year. Of this increase, $2.1 million was due to acquisitions made after the second quarter of 1995. Interest expense increased to $2.1 million from $1.7 million in the second quarter of 1995, due to interest on loans from the revolving credit facility.

Six Months Ended June 30, 1996 and 1995

Net sales for six months ended June 30, 1996 increased 5.5 percent from $270.1 million in the same period last year to $284.9 million. Acquisitions made after the second quarter of 1995 accounted for $33.3 million of sales in the first half of 1996. Excluding acquisitions completed after June 30, 1995, net sales decreased $18.5 million, or 6.9 percent, due to lower average selling prices combined with slightly lower volume. Tons sold from paperboard mill production (including sales to outside customers and transfers to the Company's converting operations) decreased 1.0 percent to 357.4

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 2.






thousand tons from 360.9 thousand tons for the first six months of 1995. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale and internal conversion; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) decreased 6.5 percent to 55.9 thousand tons from 59.7 thousand tons in the first half of 1995. Overall paperboard tonnage thus decreased 1.8 percent to
413.3 thousand tons in the first six months of 1996 versus 420.7 thousand tons in the same period last year. Both tube, core and can volume and folding carton volume were essentially unchanged for the first half of 1996 from 1995; gypsum facing paper volume increased 3.6 percent; and other specialty paperboard volume declined 10.9 percent from 1995. Average paperboard mill net selling price per ton was down 3.9 percent from $411 to $395 for the first six months of 1996. Average net selling price per ton for tubes and cores increased 6.9 percent from $685 to $732 for the first half of 1996.

The Company's gross margin increased to 30.6 percent of net sales from 24.6 percent in the first half of 1995. This increase was due primarily to lower average wastepaper costs, offset in part by the acquisition of additional converting facilities after the first half of 1995 and their inherent lower margins as a percent of net sales. Wastepaper costs averaged $65 per ton of paperboard produced versus $167 for the first six months of 1995, a decrease of
61.1 percent. This decrease was partially offset by a 13.0 percent increase in all other paperboard mill converting costs.

Operating income increased $14.8 million, or 43.5 percent, from $34.1 million to $48.9 million for the first six months of 1996. Acquisitions completed after June 30, 1995 accounted for $2.0 million of the increase. The balance of the increase was due to higher margins at the Company's paperboard mills and tube and core converting operations offset in part by lower margins at the Company's paperstock recycling facilities. Selling, general, and administrative expenses increased by $5.9 million in the first half of 1996 versus the same period last year. Of this increase, $4.1 million was due to acquisitions made after the first half of 1995. Interest expense increased to $4.2 million from $3.4 million in the first half of 1995, due to interest on loans from the revolving credit facility.

Liquidity and Capital Resources

On June 30, 1996, the Company had loans of $17.0 million outstanding from its revolving credit facility versus none on June 30, 1995. During the first half of 1996, the Company borrowed $35.0 million from the facility and repaid $28.0 million by June 30, 1996. These borrowings were used to help finance the acquisition of Summer Paper Tube and the purchase of shares under the Company's stock repurchase program. Other long-term debt less current maturities was down slightly to $83.3 million on June 30, 1996 from $83.4 million a year ago. Capital expenditures for the first half of 1996 were $16.3 million versus $12.8 million for the same period last year. The Company anticipates that capital expenditures will be approximately $31.6 million in 1996. The Company also anticipates increased working capital needs and the possible acquisition of additional facilities. The Company expects to meet these funding needs through internally generated funds and borrowings under its revolving credit facility.

During the first quarter of 1996, the Company repurchased and retired 1,000,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These repurchases were made in a series of open market transactions at an aggregate cost of $20.3 million and at prices ranging from $18.81 to $20.50 per share. Upon the completion of this series of transactions, the Company's board of directors authorized repurchases of up to an additional 1,000,000 shares. As of June 30, 1996, no additional shares had been repurchased.

On January 15, 1996, the Company acquired substantially all the assets of Summer Paper Tube Company ("Summer") for approximately $22.4 million in cash. Summer manufactures spiral-wound tubes and cores and produces adhesives for industrial uses. Summer has two operating facilities in Kernersville, North Carolina, and one in Altavista, Virginia. In conjunction with this acquisition, the Company recorded approximately $13.8 million in goodwill which will be amortized over 40 years.

On April 1, 1996, the Company transferred substantially all the operating assets of its wholly-owned subsidiary, Standard Gypsum Corporation, to a newly formed limited liability company, Standard Gypsum LLC ("LLC"). Simultaneous with

Form 10-Q for the Quarter Ended June 30, 1996
Part I, Item 2.




this transaction, Temple-Inland Forest Products Corporation, an unrelated third party, paid the Company $10.8 million in cash for a 50 percent interest in the LLC. The business, which includes a gypsum wallboard manufacturing facility in McQueeney, Texas, and a gypsum quarry in Fredricksburg, Texas, will be managed by Temple-Inland. Caraustar will continue to supply all of the gypsum paperboard requirements. In conjunction with this transaction, the Company recognized a pretax, nonrecurring gain of $2.4 million, or $0.06 per share (after tax), during the second quarter of 1996. The Company also recognized income of $277 thousand in the second quarter of 1996, which represents its 50 percent interest in the earnings of the LLC.

On July 15, 1996, the Company entered into a partnership ("Partnership") with Tenneco Packaging Inc. ("TPI"), a wholly-owned subsidiary of Tenneco, Inc.
The Company contributed $114.5 million in cash in exchange for an 80 percent interest in the Partnership. TPI contributed its Rittman, Ohio and Tama, Iowa clay-coated recycled paperboard mills and its recovered fiber recycling and brokerage operations in Rittman and Cleveland, Ohio in exchange for $114.5 million in cash and a 20 percent partnership interest. The Partnership will be managed by the Company and will continue to operate in the clay-coated recycled paperboard and recovered fiber businesses. The Company funded its investment in the Partnership with borrowings of $110.0 million from its revolving credit facility and the remainder with internally generated cash.

The Company paid cash dividends of approximately $6.0 million in the first half of 1996, compared to $5.4 million in the first half of 1995.

Form 10-Q for the Quarter Ended June 30, 1996
Part II, Item 6.


                           CARAUSTAR INDUSTRIES, INC.


                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit No.      Description
                 -----------      -----------
                   2.01           Contribution Agreement between Tenneco Packaging Inc. and Caraustar Industries,
                                  Inc. regarding the formation of a Partnership, dated as of June 21, 1996
                                  (including Annex A, Form of Partnership Agreement), as amended by Amendment to
                                  Contribution Agreement dated July 15, 1996 (Incorporated by reference - Exhibit
                                  2 to Current Report on Form 8-K dated July 15, 1996 [SEC File No. 0-20646])
                   3.01           Amended and Restated Articles of Incorporation of the Company (Incorporated by
                                  reference - Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-
                                  20646])
                   3.02           Second Amended and Restated Bylaws of the Company (Incorporated by reference -
                                  Exhibit 3.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
                   4.01           Specimen Common Stock Certificate (Incorporated by reference - Exhibit 4.01 to
                                  Registration Statement on form S-1 [SEC File No. 33-50582])
                   4.02           Articles 3 and 4 of the Company's Amended and Restated Articles of Incorporation
                                  (included in Exhibit 3.01)
                   4.03           Article II of the Company's Second Amended and Restated Bylaws (included in
                                  Exhibit 3.02)
                   4.04           Rights Agreement, dated as of April 19, 1995, between Caraustar Industries, Inc.
                                  and First Union National Bank of North Carolina, as Rights Agent (Incorporated
                                  by reference - Exhibit 1 to Current Report on Form 8-K dated April 19, 1995 [SEC
                                  File No. 0-20646])
                  10.01           Credit Agreement, dated as of June 2, 1995, by and among the Company, the Banks signatory thereto from time to time, NationsBank, N.A. (Carolinas) as
                                  Administrative and Managing Agent, Bankers Trust Company, as Managing Agent and
                                  CIBC, Inc., as Co-Agent, as amended by First Amendment to Credit Agreement, dated as of July 31, 1995 (Incorporated by reference - Exhibit 10.01 to Report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
                  10.02           Note Agreement, dated as of October 1, 1992, between the Company and the
                                  Prudential Insurance Company of America, regarding the Company's 7.89% Senior
                                  Subordinated Notes (Incorporated by reference - Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
                  10.03           Amendment Agreement, dated as of June 2, 1995, between the Company and the
                                  Prudential Insurance Company of America regarding the Company's 7.89% Senior
                                  Subordinated Notes (Incorporated by reference - Exhibit 10.03 to Report on Form
                                  10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])

Form 10-Q for the Quarter Ended June 30, 1996
Part II, Item 6.


                           CARAUSTAR INDUSTRIES, INC.

                  10.04           Employment Agreement, dated December 31, 1990, between the Company and Thomas V.
                                  Brown (Incorporated by reference - Exhibit 10.06 to Registration Statement on
                                  Form S-1 [SEC File No. 33-50582])
                  10.05           Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar
                                  Gypsum Inc. (Incorporated by reference - Exhibit 10.07 to Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.06           Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference - Exhibit 10.08 to
                                  Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.07           1987 Executive Stock Option Plan (Incorporated by reference - Exhibit 10.09 to
                                  Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.08           1993 Key Employees' Share Ownership Plan (Incorporated by reference - Exhibit
                                  10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.09           Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard
                                  Corporation and Camden Cogen, L.P. (Incorporated by reference -Exhibit 10.11 to
                                  Registration Statement on Form S-1 [SEC File No. 33-50582])
                  10.10           Incentive Bonus Plan of the Company (Incorporated by reference - Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
                  10.11           Agreement and Plan of Merger, dated as of September 13, 1995, among the Company,
                                  CSAR Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended by Amendment No.
                                  1 to Agreement and Plan of Merger dated as of October 31, 1995 (Incorporated by reference - Exhibit 10.11 to Report on Form 10-Q for the quarter ended September
                                  30, 1995 [SEC File No. 0-20646])
                  10.12           1996 Director Equity Plan of the Company (Incorporated by reference - Exhibit
                                  10.12 to Report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No.
                                  0-20646])
                  11.00           Computation of Earnings per Share
                  27.00           Financial Data Schedule (For SEC purposes only)

             (b)  Reports on Form 8-K

                  There were no Current Reports on Form 8-K for the quarter ended June 30, 1996.

                  On July 29, 1996, the Company filed a Current Report on Form 8-K dated July 15, 1996 (the "Report") to report its entry into a partnership (the "Partnership") with Tenneco Packaging Inc. ("TPI"), a wholly-owned subsidiary of Tenneco, Inc. The Partnership, in which the Company has an 80 percent interest and TPI has a 20 percent interest, assumed the assets and liabilities of businesses formerly owned and operated by TPI, consisting of clay-coated recycling paperboard mills in Rittman, Ohio and Tama, Iowa and a recovered fiber recycling and brokerage business with operations in Rittman and Cleveland, Ohio. The terms of the transaction are more fully described in the Report. The financial statements and pro forma information relating to the transaction are expected to be filed on or about September 13, 1996.

Form 10-Q for the Quarter Ended June 30, 1996



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CARAUSTAR INDUSTRIES, INC.



Dated:  August 9, 1996                  /s/  H. Lee Thrash, III
                                        ---------------------------------------
                                        By:  H. Lee Thrash, III
                                             Vice President and Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)

Form 10-Q for the Quarter Ended June 30, 1996



                           CARAUSTAR INDUSTRIES, INC.


                               INDEX TO EXHIBITS


                                                                                                     Filed Herewith (*)
                                                                                                     or Incorporated by
Exhibit No.     Document                                                                               Reference (**)
- -----------     --------                                                                             ------------------
 2.01           Contribution Agreement between Tenneco Packaging Inc. and Caraustar                         **
                Industries, Inc. regarding the formation of a Partnership, dated as of June
                21, 1996 (including Annex A, Form of Partnership Agreement), as amended by
                Amendment to Contribution Agreement dated July 15, 1996
 3.01           Amended and Restated Articles of Incorporation of the Company                               **
 3.02           Second Amended and Restated Bylaws of the Company                                           **
 4.01           Specimen Common Stock Certificate                                                           **
 4.02           Articles 3 and 4 of the Company's Amended and Restated Articles of
                Incorporation (included in Exhibit 3.01)                                                    **
 4.03           Article II of the Company's Second Amended and Restated Bylaws (included in
                Exhibit 3.02)                                                                               **
 4.04           Rights Agreement, dated as of April 19, 1995, between Caraustar Industries,
                Inc. and First Union National Bank of North Carolina, as Rights Agent                       **
10.01           Credit Agreement, dated as of June 2, 1995, by and among the Company, the
                Banks signatory thereto from time to time, NationsBank, N.A. (Carolinas) as
                Administrative and Managing Agent, Bankers Trust Company, as Managing Agent
                and CIBC, Inc., as Co-Agent, as amended by First Amendment to Credit
                Agreement, dated as of July 31, 1995                                                        **
10.02           Note Agreement, dated as of October 1, 1992, between the Company and the
                Prudential Insurance Company of America, regarding the Company's 7.89% Senior
                Subordinated Notes                                                                          **
10.03           Amendment Agreement, dated as of June 2, 1995, between the Company and the
                Prudential Insurance Company of America regarding the Company's 7.89% Senior
                Subordinated Notes                                                                          **
10.04           Employment Agreement, dated December 31, 1990, between the Company and
                Thomas V. Brown                                                                             **
10.05           Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar
                Gypsum Inc.                                                                                 **
10.06           Deferred Compensation Plan, together with copies of existing individual
                deferred compensation agreements                                                            **
10.07           1987 Executive Stock Option Plan                                                            **
10.08           1993 Key Employees' Share Ownership Plan                                                    **
10.09           Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard
                Corporation and Camden Cogen, L.P.                                                          **
10.10           Incentive Bonus Plan of the Company                                                         **
10.11           Agreement and Plan of Merger, dated as of September 13, 1995, among the
                Company, CSAR Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended
                by Amendment No. 1 to Agreement and Plan of Merger dated as of October 31,                  **
                1995
10.12           1996 Director Equity Plan of the Company                                                    **
11.00           Computation of Earnings per Share                                                           *
27.00           Financial Data Schedule (For SEC purposes only)                                             *