Form 10-Q
period 1996-09-30
CARAUSTAR INDUSTRIES INC
filed 1996-11-06
CIK 825692

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                      Commission File Number:     0-20646
                                                -----------

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

                                 (770) 948-3101
                              --------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             X   Yes            No
                           -----          -----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, October 31, 1996.

    Common Stock, $.10 par value                               24,904,852
    ----------------------------                             -------------
               (Class)                                       (Outstanding)

--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                           CARAUSTAR INDUSTRIES, INC.



                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1996       3
         and December 31, 1995

         Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1996 and September
         30, 1995                                                             4

         Condensed Consolidated Statements of Cash Flows for the nine-        5
         month periods ended September 30, 1996 and September 30, 1995

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial                    8
         Condition and Results of Operations for the three-month
         and nine-month periods ended September 30, 1996 and
         September 30, 1995


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                   14

EXHIBIT INDEX                                                                15

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        September 30,        December 31,
                                                             1996              1995*
                                                        -------------        -----------
                                                         (Unaudited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $   5,658          $   8,785
   Receivables, net                                          66,417             53,788
   Inventories                                               47,224             47,146
   Refundable income taxes                                        0                214
   Other current assets                                       3,300              3,966
                                                          ---------          ---------
     Total current assets                                   122,599            113,899
                                                          ---------          ---------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                       5,522              9,031
   Buildings and improvements                                73,362             62,530
   Machinery and equipment                                  312,638            243,913
   Furniture and fixtures                                     8,270              7,477
                                                          ---------          ---------
                                                            399,792            322,951
   Less accumulated depreciation                           (140,181)          (141,021)
                                                          ---------          ---------
   Property, plant and equipment, net                       259,611            181,930
                                                          ---------          ---------
GOODWILL                                                     80,126             17,676
                                                          ---------          ---------
OTHER ASSETS                                                 10,561              8,571
                                                          ---------          ---------
                                                          $ 472,897          $ 322,076
                                                          =========          =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                   $      32          $      36
   Cash overdraft                                             8,245              5,113
   Accounts payable                                          31,882             26,125
   Accrued liabilities                                       30,737             22,763
   Income taxes payable                                         434                  0
   Dividends payable                                          2,977              3,076
                                                          ---------          ---------
     Total current liabilities                               74,307             57,113
                                                          ---------          ---------

REVOLVING CREDIT LOANS                                      115,000             10,000
                                                          ---------          ---------
LONG-TERM DEBT, less current maturities                      83,274             83,380
                                                          ---------          ---------
DEFERRED INCOME TAXES                                        22,045             22,045
                                                          ---------          ---------
DEFERRED COMPENSATION                                         6,119              6,227
                                                          ---------          ---------
OTHER LIABILITIES                                             3,822              3,969
                                                          ---------          ---------

MINORITY INTEREST                                            12,979                 99
                                                          ---------          ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 5,000,000 shares
     authorized; none issued                                      0                  0
   Common stock, $.10 par value; 60,000,000 shares
     authorized, 24,821,952 issued and outstanding
     at September 30,1996 and 25,682,371 issued
     and outstanding at December 31, 1995                     2,482              2,568
   Additional paid-in capital                               135,459            154,013
   Retained earnings (deficit)                               17,410            (17,338)
                                                          ---------          ---------
                                                            155,351            139,243
                                                          ---------          ---------
                                                          $ 472,897          $ 322,076
                                                          =========          =========

* Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                            ---------------------     ---------------------
                                                                1996       1995          1996        1995
                                                            ---------   ---------     ---------   ---------
                                                                  (Unaudited)               (Unaudited)
SALES BEFORE FREIGHT                                        $ 165,009   $ 144,199     $ 462,845   $ 426,551
FREIGHT                                                        (6,810)     (6,232)      (19,727)    (18,492)
                                                            ---------   ---------     ---------   ---------
NET SALES                                                     158,199     137,967       443,118     408,059

COST OF SALES                                                (111,197)   (103,084)     (309,010)   (306,768)
                                                            ---------   ---------     ---------   ---------
         Gross Profit                                          47,002      34,883       134,108     101,291
SELLING GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   (20,813)    (17,048)      (58,991)    (49,352)
                                                            ---------   ---------     ---------   ---------
         Operating income                                      26,189      17,835        75,117      51,939

OTHER (EXPENSE) INCOME:
Interest expense                                               (3,286)     (1,695)       (7,506)     (5,117)
Interest income                                                   135         240           433         620
Nonrecurring gain (Note 4)                                          0           0         2,357           0
Equity in income of unconsolidated affiliates (Note 4)            808           0         1,085           0
Other, net                                                        717        (265)          420          45
                                                            ---------   ---------     ---------   ---------

INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                           24,563      16,115        71,906      47,487

PROVISION FOR INCOME TAXES                                     (9,506)     (5,838)      (27,966)    (17,779)

MINORITY INTEREST                                                (291)         45          (296)         49
                                                            ---------   ---------     ---------   ---------

NET INCOME                                                  $  14,766   $  10,322     $  43,644   $  29,757
                                                            =========   =========     =========   =========

PRIMARY

NET INCOME PER COMMON SHARE                                 $    0.58   $    0.40     $    1.72   $    1.15
                                                            =========   =========     =========   =========

Primary weighted average number of shares
   outstanding                                                 25,300      25,923        25,355      25,874
                                                            =========   =========     =========   =========

FULLY DILUTED

NET INCOME PER COMMON SHARE                                 $    0.58   $    0.40     $    1.72   $    1.15
                                                            =========   =========     =========   =========

Fully diluted weighted average number of shares
   outstanding                                                 25,314      25,932        25,426      25,932
                                                            =========   =========     =========   =========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                      ---------------------------
                                                                         1996              1995
                                                                      ----------        ---------
                                                                               (Unaudited)
Cash provided by (used for)
    Operations:
       Net income                                                     $   43,644        $  29,757
       Adjustments for non cash charges                                   15,851           12,143
       Changes in assets and liabilities                                   9,344           (7,380)
                                                                      ----------        ---------
       Net cash provided by operations                                    68,839           34,520
                                                                      ----------        ---------

    Investments:
       Capital expenditures                                              (27,009)         (19,817)
       Acquisitions of businesses                                       (139,002)               0
       Proceeds from sale of interest in net assets of subsidiary         10,524                0
       Other                                                               6,840              122
                                                                      ----------        ---------
       Cash used for investments                                        (148,647)         (19,695)
                                                                      ----------        ---------

    Financing:
       Proceeds from revolving credit loans                              145,000                0
       Repayments of revolving credit loans                              (40,000)               0
       Repayments of long and short-term debt                               (110)             (44)
       Dividends paid                                                     (9,016)          (8,045)
       Issuances of stock                                                  1,672            1,381
       Purchase of treasury stock                                        (20,312)               0
       Other                                                                (553)            (469)
                                                                      ----------        ---------
       Cash provided by (used for) financing                              76,681           (7,177)
                                                                      ----------        ---------

    Net (decrease) increase in cash and cash equivalents                  (3,127)           7,648
    Cash and cash equivalents, beginning of period                         8,785           12,465
                                                                      ----------        ---------
    Cash and cash equivalents,  end of period                         $    5,658        $  20,113
                                                                      ==========        =========

    Cash payments for:
       Interest                                                       $    5,496        $   3,353
                                                                      ==========        =========
       Income taxes                                                   $   26,868        $  11,902
                                                                      ==========        =========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 1.



                           CARAUSTAR INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



Note 1. Basis of Presentation

        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.


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


Note 4. Sale of Interest in Subsidiary

        On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly-owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum LLC ("LLC"). Simultaneous with the formation of LLC, the Company sold an undivided 50 percent interest in LLC to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10.8 million in cash. LLC will be operated as a joint venture managed by Temple. The Company will account for its interest in LLC under the equity method of accounting. In conjunction with this transaction, the Company recognized a nonrecurring gain, before income taxes, of $2.4 million, or $0.06 per share (after tax) which is reflected in the accompanying statements of income for the nine months ended September 30, 1996. Additionally, from the date of the transaction through September 30, 1996, the Company recognized earnings of $1.1 million for the Company's equity interest in the earnings of LLC. In management's opinion, this sale will not have a material effect on the operations of the Company.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 1.



Note 5. Partnership Agreement

        On July 15, 1996, the Company entered into a partnership ("Partnership") with Tenneco Packaging Inc. ("TPI"), a wholly-owned subsidiary of Tenneco, Inc. The Company contributed $114.5 million in cash in exchange for an 80 percent interest in the Partnership. TPI contributed the assets and liabilities of its Rittman, Ohio and Tama, Iowa clay-coated recycled paperboard mills and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio in exchange for $114.5 million in cash and a 20 percent partnership interest. The Company's investment in the Partnership was funded with borrowings of $110.0 million from its revolving credit facility and the remainder with internally generated cash. The Company has accounted for the acquisition of its Partnership interest using the purchase method of accounting, and as such the purchase price has been allocated to the net assets acquired based on their estimated fair values. This allocation was based on preliminary estimates and may be revised at a later date. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the Partnership have been included in the Company's consolidated financial statements from the date of formation, and TPI's interest has been included as minority interest. In conjunction with this transaction, the Company recorded approximately $49.7 million in goodwill which will be amortized over 40 years.

        The following unaudited pro forma financial information assumes the Company acquired its 80 percent interest in the Partnership on January 1, 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Company acquired its 80 percent interest in the Partnership on January 1, 1995, or the results which may occur in the future.



                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                     1996          1995
                                               --------------------------------
                  Net Sales                     $493,543,000    $496,527,000
                  Net Income                    $ 44,230,000    $ 29,084,000
                  Fully Diluted Net Income
                      per Common Share              $1.74          $1.12

Note 6. Commitments and Contingencies

        The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the quarter ended September 30, 1996 increased 14.7 percent from $138.0 million in the same period last year to $158.2 million. On a same-plant basis, excluding acquisitions from 1996 sales and dispositions from 1995 sales, net sales decreased $16.0 million, or 12.1 percent, due mainly to lower average selling prices on paperboard and wastepaper offset in part by higher unit volume. Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 29.6 percent to 235.9 thousand tons for the third quarter of 1996.
On a same-plant basis, tons sold increased 1.1 percent quarter over quarter to
183.9 thousand tons. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) increased 65.3 percent to 27.6 thousand tons. Of this increase, 5.2 thousand tons were due to purchases made by converting facilities acquired after the third quarter of 1995. Overall paperboard tonnage thus increased 32.6 percent to 263.4 thousand tons versus 198.7 thousand tons in the same period last year. On a same-plant basis, overall paperboard tonnage increased 3.0 percent to
204.7 thousand tons for the third quarter of 1996. Including acquisitions, tube, core, and can volume increased 8.7 percent on a quarter-to-quarter basis; folding carton volume increased 232.8 percent; gypsum facing paper volume increased 7.1 percent; and other specialty volume increased 1.0 percent. Excluding acquisitions, tube, core and can volume increased 4.0 percent, and folding carton volume was unchanged versus the third quarter of 1995. Average same-mill paperboard net selling price per ton was down 14.3 percent in the third quarter versus the same period last year. Average net selling price per ton for tubes and cores was down 4.0 percent versus the third quarter of last year.

The Company's gross margin increased to 29.7 percent of net sales from 25.3 percent in the third quarter of 1995. This margin increase was due primarily to lower average wastepaper costs, offset in part by the acquisition of operations with lower margins, as a percent of

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 2.

sales, than the Company's other operations. Average same-mill wastepaper cost per ton of paperboard produced for the quarter was down 60.3 percent to $63 compared to the third quarter of 1995. This decrease was partially offset by a
12.2 percent increase in all other paperboard mill converting costs.

Operating income increased $8.4 million, or 46.8 percent, from $17.8 million to $26.2 million in the third quarter of 1996. Operating income at comparable facilities (excluding the impact of acquisitions and dispositions) increased $6.1 million, or 35.1 percent, due primarily to higher margins at the Company's paperboard mills and tube and core converting operations offset in part by lower margins at the Company's paperstock recycling facilities. Selling, general and administrative expenses increased by $3.8 million in the third quarter of 1996 versus the same period last year, due primarily to acquisitions completed after the third quarter of 1995. Interest expense increased to $3.3 million from $1.7 million in the third quarter of 1995 as the result of higher outstanding balances under the revolving credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the nine months ended September 30, 1996 increased 8.6 percent from $408.1 million in the same period last year to $443.1 million. On a same-plant basis, excluding acquisitions and dispositions, net sales decreased $24.4 million, or 6.2 percent, due mainly to lower average selling prices on paperboard and wastepaper offset in part by higher unit volume. Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 9.3 percent to
593.3 thousand tons for the first nine months of 1996. On a same-plant basis, tons sold decreased 0.3 percent to 541.3 thousand tons compared to the first nine months of 1995. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) increased 10.8 percent to 80.0 thousand tons. Of this increase, 17.1 thousand tons were due to purchases made by converting facilities acquired after the third quarter of 1995. Overall paperboard tonnage thus increased 9.5 percent to 673.2 thousand tons versus 615.0 thousand tons in the same period last year. On a same-plant basis, overall paperboard tonnage decreased to 599.8 thousand tons, or 2.5 percent, for the first nine months of 1996. Including acquisitions, tube, core, and can volume increased 3.8 percent for the first nine months of 1996 versus 1995; folding carton volume increased 66.2 percent; gypsum facing paper volume increased 4.8 percent; and other specialty volume decreased 6.7 percent. Excluding acquisitions, tube, core and can volume was unchanged, and folding carton volume decreased 14.5 percent versus the first nine months of 1995. Average same-mill paperboard net selling price per ton was down 7.6 percent in the nine-month period versus the same period last year. Average net selling price per ton for tubes and cores was up 3.2 percent versus the first nine months of last year.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 2.

The Company's gross margin increased to 30.3 percent of net sales from 24.8 percent in the first nine months of 1995. This margin increase was due primarily to lower average wastepaper costs, offset in part by the acquisition of other operations with lower margins, as a percent of sales, than the Company's other operations. Average same-mill wastepaper cost per ton of paperboard produced for the period was down 61.0 percent to $64 compared to the first nine months of 1995. This decrease was partially offset by a 16.3 percent increase in all other paperboard mill converting costs.

Operating income increased $23.2 million, or 44.6 percent, from $51.9 million to $75.1 million in the first nine months of 1996. Operating income at comparable facilities (excluding the impact of acquisitions and dispositions) increased $22.2 million, or 46.8 percent, due primarily to higher margins at the Company's paperboard mills and tube and core converting operations offset in part by lower margins at the Company's paperstock recycling facilities. Selling, general and administrative expenses increased by $9.6 million in the first nine months of 1996 versus 1995. Acquisitions completed after the third quarter of last year accounted for $7.9 million of this increase. Interest expense increased to $7.5 million from $5.1 million in the first nine months of 1995 as the result of higher outstanding balances under the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1996, the Company had loans of $115.0 million outstanding from its revolving credit facility versus none on September 30, 1995. During the first nine months of 1996, the Company borrowed $145.0 million from the facility and repaid $40.0 million by September 30, 1996. These borrowings were used to help finance the Company's contribution to form the partnership with Tenneco Packaging, Inc., the acquisition of Summer Paper Tube and the purchase of shares under the Company's stock repurchase program. Other long-term debt less current maturities was down slightly to $83.3 million on September 30, 1996 from $83.4 million a year ago.

For the nine months ended September 30, 1996, Caraustar generated $68.8 million in cash from operations versus $34.5 million during the same period in 1995, an increase of 99.4%. Capital expenditures for the first nine months of 1996 were $27.0 million versus $19.8 million for the same period last year. The Company anticipates that capital expenditures will be approximately $39.9 million in 1996. The Company also anticipates increased working capital needs and the possible acquisition of additional facilities. The Company expects to meet these funding needs through internally generated funds and borrowings under its revolving credit facility.

During the first quarter of 1996, the Company repurchased and retired 1,000,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These repurchases were made in a series of open market transactions at an aggregate cost of $20.3 million and at prices ranging from $18.81 to $20.50 per share. Upon the completion of this series of transactions, the Company's board

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART I, ITEM 2.

of directors authorized repurchases of up to an additional 1,000,000 shares. As of September 30, 1996, no additional shares had been repurchased.

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

On April 1, 1996, the Company transferred substantially all the operating assets of its wholly-owned subsidiary, Standard Gypsum Corporation, to a newly formed limited liability company, Standard Gypsum LLC ("LLC"). Simultaneous with this transaction, Temple-Inland Forest Products Corporation, an unrelated third party, paid the Company $10.8 million in cash for a 50 percent interest in the LLC. The business, which includes a gypsum wallboard manufacturing facility in McQueeney, Texas, and a gypsum quarry in Fredricksburg, Texas, will be managed by Temple-Inland. Caraustar will continue to supply all of the gypsum paperboard requirements. In conjunction with this transaction, the Company recognized a pretax, nonrecurring gain of $2.4 million, or $0.06 per share (after tax), during the second quarter of 1996. The Company also recognized income of $1.1 million in the second and third quarters of 1996, which represents its 50 percent interest in the earnings of the LLC.

On July 15, 1996, the Company entered into a partnership ("Partnership") with Tenneco Packaging Inc. ("TPI"), a wholly-owned subsidiary of Tenneco, Inc.
The Company contributed $114.5 million in cash in exchange for an 80 percent interest in the Partnership. TPI contributed its Rittman, Ohio and Tama, Iowa clay-coated recycled paperboard mills and its recovered fiber recycling and brokerage operations in Rittman and Cleveland, Ohio in exchange for $114.5 million in cash and a 20 percent partnership interest. The Partnership will be managed by the Company and will continue to operate in the clay-coated recycled paperboard and recovered fiber businesses. The Company funded its investment in the Partnership with borrowings of $110.0 million from its revolving credit facility and the remainder with internally generated cash. In conjunction with this transaction, the Company recorded approximately $49.7 million in goodwill which will be amortized over 40 years.

The Company paid cash dividends of approximately $9.0 million in the first nine months of 1996, compared to $8.0 million in the same period last year.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART II, ITEM 6.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As last reported in the Company's most recent Annual Report on Form 10-K, the Company's Austell Box Board Corporation subsidiary received on June 12, 1992 a charge of discrimination filed by the Equal Employment Opportunity Commission ("EEOC"), alleging that the subsidiary had violated Title VII of the Civil Rights Act of 1964 by discriminating in its hiring and recruitment practices. On March 21, 1996, the EEOC issued a decision finding reasonable cause to believe that certain alleged practices of the subsidiary violated Title VII of the Civil Rights Act of 1964, and on May 2, 1996, the Company and the EEOC entered into an agreement to conciliate all issues arising out of the EEOC's charge of discrimination. The maximum amount payable under the conciliation agreement is $101,000. The Company does not beieve that it engages in discriminatory hiring practices or that any liabilities resulting from the EEOC charge will have a material adverse effect on its business or financial position.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
PART II, ITEM 6.


                 10.08 1993 Key Employees' Share Ownership Plan (Incorporated by reference - Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
                 10.09 Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard Corporation and Camden Cogen, L.P. (Incorporated by reference - Exhibit 10.11 to Registration Statement on Form S-1 [SEC File No. 33-50582])
                 10.10 Incentive Bonus Plan of the Company (Incorporated by reference - Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
                 10.11 Agreement and Plan of Merger, dated as of September 13, 1995, among the Company, CSAR Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of October 31, 1995 (Incorporated by reference - Exhibit 10.11 to Report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
                 10.12 1996 Director Equity Plan of the Company (Incorporated by reference - Exhibit 10.12 to Report on Form 10-Q for the quarter ended
                                 March 31, 1996 [SEC File No. 0-20646])
                 11.00           Computation of Earnings per Share
                 27.00           Financial Data Schedule (For SEC purposes only)

         (b)     Reports on Form 8-K

                 On July 29, 1996, the Company filed a Current Report on Form 8-K dated July 15, 1996 (the "Report") to report its entry into a partnership (the "Partnership") with Tenneco Packaging Inc. ("TPI"), a wholly-owned subsidiary of Tenneco, Inc. The Partnership, in which the Company has an 80 percent interest and TPI has a 20 percent interest, assumed the assets and liabilities of businesses formerly owned and operated by TPI, consisting of clay-coated recycling paperboard mills in Rittman, Ohio and Tama, Iowa and a recovered fiber recycling and brokerage business with operations in Rittman and Cleveland, Ohio. The terms of the transaction are more fully described in the Report. The financial statements and pro forma information relating to the transaction were filed on September 25, 1996 in an Amendment to the Report on Form 8-K/A.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CARAUSTAR INDUSTRIES, INC.



Dated:  November 5, 1996        /s/ H. Lee Thrash, III
                                ------------------------------------------------

                                By: H. Lee Thrash, III
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                               INDEX TO EXHIBITS


Exhibit No.      Document                                                                                    Filed Herewith (*) or
-----------      --------                                                                                    Incorporated by
                                                                                                             Reference (**)
                                                                                                             ---------------------
 2.01            Contribution Agreement between Tenneco Packaging Inc. and Caraustar Industries, Inc.
                 regarding the formation of a Partnership, dated as of June 21, 1996 (including Annex A,
                 Form of Partnership Agreement), as amended by Amendment to Contribution Agreement dated
                 July 15, 1996                                                                                      **
3.01             Amended and Restated Articles of Incorporation of the Company                                      **
3.02             Second Amended and Restated Bylaws of the Company                                                  **
4.01             Specimen Common Stock Certificate                                                                  **
4.02             Articles 3 and 4 of the Company's Amended and Restated Articles of Incorporation
                 (included in Exhibit 3.01)                                                                         **
4.03             Article II of the Company's Second Amended and Restated Bylaws (included in Exhibit 3.02)          **
4.04             Rights Agreement, dated as of April 19, 1995, between Caraustar Industries, Inc. and
                 First Union National Bank of North Carolina, as Rights Agent                                       **
10.01            Credit Agreement, dated as of June 2, 1995, by and among the Company, the Banks signatory thereto from time to time, NationsBank, N.A. (Carolinas) as Administrative and Managing Agent, Bankers Trust Company, as Managing Agent and CIBC, Inc., as Co-Agent,
                 as amended by First Amendment to Credit Agreement, dated as of July 31, 1995                       **
10.02            Note Agreement, dated as of October 1, 1992, between the Company and the Prudential
                 Insurance Company of America, regarding the Company's 7.89% Senior Subordinated Notes              **
10.03            Amendment Agreement, dated as of June 2, 1995, between the Company and the Prudential
                 Insurance Company of America regarding the Company's 7.89% Senior Subordinated Notes               **
10.04            Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown             **
10.05            Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar Gypsum Inc.         **
10.06            Deferred Compensation Plan, together with copies of existing individual deferred
                 compensation agreements                                                                            **
10.07            1987 Executive Stock Option Plan                                                                   **
10.08            1993 Key Employees' Share Ownership Plan                                                           **
10.09            Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard Corporation
                 and Camden Cogen, L.P.                                                                             **
10.10            Incentive Bonus Plan of the Company                                                                **
10.11            Agreement and Plan of Merger, dated as of September 13, 1995, among the Company, CSAR
                 Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended by Amendment No. 1 to Agreement and
                 Plan of Merger dated as of October 31, 1995                                                        **
10.12            1996 Director Equity Plan of the Company                                                           **
11.00            Computation of Earnings per Share                                                                   *
27.00            Financial Data Schedule (For SEC purposes only)                                                     *