Form 10-K405
period 1996-12-31
CARAUSTAR INDUSTRIES INC
filed 1997-03-28
CIK 825692

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K
                                   ---------
(Mark One)


   [x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from                 to
                                       ----------------   --------------------

                     Commission file number     0-20646

                          CARAUSTAR INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                       North Carolina                                           581388387
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                  3100 Washington Street
                     Austell, Georgia                                              30001
         (Address of principal executive offices)                               (Zip Code)

                                (770) 948-3101
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.10 par value
                      ------------------------------------
                                (Title of Class)
                                ----------------

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                 The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997, computed by reference to the closing sale price on such date, was $656,096,326. As of the same date, 24,727,415 shares of Common Stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 The Registrant's definitive Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

INTRODUCTION

        Caraustar Industries, Inc., a manufacturer of recycled paperboard and converted paperboard products, operates its business through 35 subsidiaries across the United States. As used herein, the "Company" or "Caraustar" includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.



                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

General. The Company, a major manufacturer of recycled paperboard and converted paperboard products, was incorporated in North Carolina in 1980 through the consolidation of six corporations in the recycled paperboard industry previously related by common ownership and administration. The Company operates 70 facilities in the United States and Mexico, and manufactures its products primarily from recovered fiber, which is derived from recycled paperstock. At its 14 paperboard mills, the Company produces various grades of uncoated and clay-coated recycled paperboard both for internal consumption and for sale to customers in four principal markets: (1) tubes, cores and composite containers; (2) folding cartons; (3) gypsum wallboard facing paper; and (4) miscellaneous other specialty and converted products.
The Company produces converted paperboard products at 39 converting plants. These plants include 26 tube and core converting plants, two composite container plants, six folding carton plants and five specialty converting plants. The Company also operates two plastics manufacturing plants, a composite extrusion manufacturing plant, eight paperstock recycling and processing facilities, and three contract manufacturing and contract packaging plants. In addition, the Company operates special services and other facilities which include a transportation facility, a packaging, engineering and procurement facility and an industrial adhesives manufacturing plant. The Company has an equity interest as the non-operating partner in a gypsum wallboard manufacturing plant, which has a related gypsum quarry, and a specialty paperboard converting plant. The operations of these facilities are managed by the respective operating partners.

Operations and Products. The Company's principal manufacturing activity is the production of uncoated and clay-coated recycled paperboard. In this manufacturing process, paperstock is reduced to pulp, cleaned and refined and then processed into various grades of paperboard for internal consumption or sale in the four principal markets identified above. The Company operates a total of 14 paperboard mills in the following states: North Carolina, South Carolina, Georgia, Virginia, New Jersey, Illinois, Iowa, Ohio, Tennessee, Pennsylvania and New York. In 1996, approximately 33% of the recycled paperboard sold by the Company's paperboard mills was consumed internally by the Company's converting facilities; the other 67% was sold to manufacturers in a variety of industries, primarily independent gypsum wallboard manufacturers, folding carton and set-up box makers, tube, can and drum producers, and miscellaneous converters of recycled paperboard. External sales of unconverted paperboard accounted for 36% of the Company's net sales in both 1996 and 1995.

         Sales of tubes, cores and composite containers, together with sales of unconverted paperboard to independent manufacturers of tubes, cores and composite containers, accounted for approximately 36% of the Company's net sales in both 1996 and 1995. Sales of folding cartons and related products, together with external sales of boxboard grades of unconverted paperboard, accounted for approximately 27% and 16%, respectively, of net sales in 1996 and 1995. Sales of gypsum wallboard and wallboard facing paper accounted for approximately 17% and 23%, respectively, of net sales in 1996 and 1995. Sales of other specialty, converted and laminated products accounted for approximately 14% and 17%, respectively, of the Company's net sales in 1996 and 1995. Additionally, the Company's sales of injection-molded and extruded plastic products accounted for approximately 3% of net sales in both 1996 and 1995, and external sales of paperstock accounted for approximately 3% and 5%, respectively, of net sales in 1996 and 1995.

         Caraustar continually maintains and improves its paperboard mills. During the past five years, the Company spent an average of $25.5 million annually for capital expenditures, which sums were used primarily to expand and upgrade its paperboard production and converting capacity, primarily by acquiring and maintaining state-of-the-art machinery and technology. The Company intends to continue to upgrade its existing facilities with modern, cost-efficient and productive equipment. The Company's strategic plan includes a capital expenditure program that anticipates average annual expenditures of approximately $45.0 million at its existing facilities for the next four years.

         Caraustar's 39 converting facilities produce tubes, cores and composite containers, folding cartons and set-up boxes, and specialty converted products. The Company's largest converting operation is the production of tubes and cores. The principal applications of these products are: cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Tubes and cores are produced by the spiral or convolute winding of paperboard. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds.

         The Company's 26 tube and core converting plants are operated by the Company's Star Paper Tube, Inc. subsidiary. These plants obtain most of their recycled paperboard from the Company's paperboard mills. Because of the relatively high cost of shipping tubes and cores, tube and core converting facilities generally serve customers within a relatively small geographic area. Caraustar produces all of its tube and core products to order and markets these products primarily to the synthetic fiber, paper, textile, carpet, plastic film and foil industries. Accordingly, most of the Company's tube and core converting plants are located in proximity to concentrations of customers in those industries. The Company is seeking to expand its presence in the markets for more sophisticated tubes and cores, which require stronger paper grades, higher skill and new converting technology. These markets include the yarn carrier and plastic film markets, as well as the market for cores used in certain segments of the paper industry. The Company believes these markets offer significant growth potential, as well as potentially higher operating margins.

         The Company's Federal Packaging Corporation subsidiary produces composite containers used in adhesive, sealant, food, and food service markets, as well as grease cans, tubes, cartridges and other components. Federal has two plants located in Saint Paris and Orrville, Ohio.

         The Company produces folding cartons and rigid set-up boxes at six carton plants - four in North Carolina and one each in Ohio and Tennessee. These facilities obtain approximately 40% of their recycled paperboard from the Company's paperboard mills and the remaining 60% from other manufacturers. The Company's boxes and cartons are used principally for hosiery boxes, dry food containers, film containers and containers for various other industrial applications, including textile and apparel applications.

         The Company, through its five specialty converting plants, is a major supplier of other specialty, converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries and also manufactures products for other industrial packaging applications.

         The Company also manufactures injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries, and other specialized products. The Company has an 80% equity interest in a plant in Union, South Carolina which produces such plastic products. Certain of this plant's customers also purchase the Company's tubes and cores. The plastic plant currently has three plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. These plastic products are to a large extent complementary to the Company's tube and core products. The Company also produces injection-molded plastic parts at a facility in Georgetown, Kentucky, which are primarily used as components in the manufacture of its composite containers. Composite extruded products with a wide variety of end-uses are produced in a Lancaster, South Carolina facility from recycled waste thermoplastics.

         Each of the Company's paperboard mills and most of its converting plants have paperstock recovery facilities. In addition, the Company has eight off-site paperstock recycling and processing facilities that collect and bale paperstock both for delivery to the Company's paperboard mills and for sale to third parties.

         The Company also operates three specialty packaging facilities, two in Ohio and one in North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies.

         The Company also provides special services and operates other facilities, including an Ohio transportation facility, a North Carolina facility which procures packaging and engineering services and an industrial adhesives manufacturing plant, also located in North Carolina.


Acquisitions. Since its incorporation, the Company has grown in part as the result of a number of acquisitions, and the Company intends to continue to evaluate and complete acquisitions as part of its strategy to focus on and expand in its primary markets. During 1996, the Company and its subsidiary, Star Paper Tube, Inc., acquired all the assets of Summer Paper Tube Company ("Summer"). Summer is a manufacturer of spiral and convolute-wound tubes and cores, as well as a producer of adhesives for industrial use. Summer has two operating facilities in Kernersville, North Carolina, and one in Altavista, Virginia. Also in 1996, the Company acquired an 80% interest in a newly formed partnership with Tenneco Packaging, Inc., who retained a 20% interest. The Company manages the operations of the partnership, which include two clay-coated recycled paperboard mills located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio.

Joint Venture. During 1996, the Company transferred substantially all of the operating assets of its wholly-owned subsidiary, Standard Gypsum Corporation, to a newly formed limited liability company, Standard Gypsum LLC ("Standard") and sold a 50% interest in this business to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party. Under the terms of the joint venture agreement, Temple will manage Standard and the Company will continue to supply the gypsum paperboard requirements. The business, located in McQueeney, Texas, produces gypsum wallboard for use in the commercial and residential construction industries, primarily in the southwestern United States. Standard also operates a gypsum quarry located in Fredericksburg, Texas. Gypsum rock obtained from the quarry is used in the production of wallboard or sold to third parties for use in certain industrial and agricultural applications, including the production of cement and fertilizer.

Product Distribution. Each of the Company's manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. The Company also employs divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of the Company's facilities. Approximately 145 of the Company's employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. The Company generally does not sell its products through independent sales representatives. The Company's advertising is limited to trade publications.

Customers. The Company manufactures most of its converted products pursuant to customers' orders. The Company does, however, maintain minimal inventory levels of certain products. The Company's business is not dependent on any single customer or upon a small number of major customers. The Company believes that the loss of any one customer would not have a material adverse effect on its financial position or results of operations.

Raw Materials. Recovered fiber, derived from recycled paperstock, is the only significant raw material used in the Company's mill operations. The Company purchases approximately 64% of its paperstock requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. The balance is obtained from a combination of other sources. Some paperstock is collected from small collectors and waste collection businesses. This paperstock is sorted and baled by one of the Company's eight paperstock recycling and processing facilities and then either transferred to the Company's mills for processing or sold to third parties. Paperstock is also obtained from customers of the Company's converting operations and from waste handlers and collectors who deliver loose paperstock to the Company's mill sites for direct use without baling. Another portion of the Company's requirements is obtained from its small baler program, in which the Company leases, sells or furnishes small baling machines to businesses that bale their own paperstock for periodic collection by the Company.

         The Company closely monitors its recovered fiber costs and intends to further increase its unbaled paperstock purchases as a percentage of its total recovered fiber needs and increase its reliance on purchases from customers and the small baler program.

Competition. Although the Company competes with numerous other manufacturers and converters, the Company's competitive position varies greatly by geographic area and within the various product markets of the recycled paperboard industry. In most of its markets, the Company's competitors are capable of supplying products that would meet customer needs. Some of the Company's competitors have greater financial resources than the Company. The Company competes in its markets on the basis of price, quality and service. The Company believes that it is important in all of its markets that suppliers work closely with their customers to develop or adapt products to meet customers' specialized needs. The Company also believes that it competes favorably on the basis of all of the above factors.

         In the southeastern United States, where the Company historically has marketed its tubes and cores, the Company believes that it and Sonoco Products Company are the major competitors. On a national level, Sonoco is the dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total United States market in 1996. Several regional companies and numerous small local companies also compete in the tube and core market.

         The folding carton and set-up box market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be dominant in particular geographic areas or market niches. In the markets served by the Company's carton and box plants located in North Carolina, Ohio and Tennessee, the dominant competitor is Rock-Tenn Company.

         In its sales of miscellaneous specialty and converted products, and in sales of recycled paperboard to other manufacturers for the production of tubes, cores and composite containers, folding cartons and boxes, and miscellaneous converted products (other than gypsum wallboard facing paper), the Company competes with a number of recycled paperboard manufacturers, including Sonoco, Rock-Tenn, Jefferson Smurfit Corporation and The Newark Group, Inc. The Company believes that none of its competitors is dominant in any of these markets.

         The gypsum wallboard industry is divided into independent gypsum wallboard manufacturers, which either do not produce their own gypsum wallboard facing paper or cannot fill all of their needs internally, and integrated wallboard manufacturers, which supply all of their own gypsum wallboard facing paper requirements internally. The Company believes that the two largest integrated gypsum wallboard manufacturers, USG Corporation and National Gypsum Company, do not have significant sales of gypsum wallboard facing paper to the independent gypsum wallboard manufacturers. The Company believes it has the largest market share for the supply of gypsum wallboard facing paper to independent wallboard manufacturers in North America.

         The Company also competes in the gypsum wallboard industry through its joint venture with Temple, formerly Standard Gypsum Corporation. Standard competes with larger integrated wallboard manufacturers such as USG Corporation and National Gypsum, who have greater financial resources and superior marketing strength due to their greater number of locations and national presence. Standard competes primarily on the basis of product quality, dependability and timeliness of delivery and price.

         Recovered fiber costs were much lower on average and relatively stable in 1996 compared to 1995. The Company's average cost for recovered fiber per ton of recycled paperboard produced was approximately $66 during 1996, which was down 54% from $144 per ton in 1995. While no specific information is available about competitors' actual recovered fiber costs, the Company believes that its delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, the Company believes that its lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of the Company's paperboard mills and paperstock facilities near major metropolitan areas that generate substantial supplies of paperstock. Many of the paperboard mills operated by the Company's principal competitors are located away from major metropolitan areas, and the Company believes, based on its knowledge of freight rates, that these competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber. The Company's relatively low recovered fiber costs are also attributable to its emphasis on certain recovery methods that enable the Company to avoid baling operations. The Company believes that its competitors rely primarily on off-site, company-owned and -operated paperstock baling operations that collect and bale paperstock for shipment and processing at the mill site. The Company also operates such facilities, and its experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. The Company equips most of its paperboard mills to accept unbaled paperstock for processing directly into its pulpers. In 1996 and 1995, unbaled paperstock represented approximately 14% and 18%, respectively, of the Company's total recovered fiber purchases. The Company also uses other fiber recovery methods - its small baler program and its recovery of paperstock from customers - that result in lower recovered fiber costs.

Environmental Matters. The Company's operations are subject to various federal, state and local environmental laws and regulations. Among other things, these laws and regulations regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. The most significant federal laws are the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act ("RCRA"). These laws are administered by the United States Environmental Protection Agency, and in some cases by state and local agencies. In addition, states in which the Company operates have adopted supplemental environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. Except as set forth below, the Company believes that its operations are in substantial compliance with all applicable environmental laws and regulations, except for minor violations which the Company believes would not have a material adverse effect on the Company's business or financial position.

         The Company's recycled paperboard mills use substantial amounts of water in the papermaking process. The Company's mills discharge process effluent into local sewer systems pursuant to wastewater discharge permits.
The Company uses only small amounts of hazardous substances, and the Company believes the concentration of these substances in the Company's wastewater discharge generally is below permitted maximums. From time to time the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill's wastewater requires the Company to alter the content of its wastewater. Such reductions can be effected by additional screening of the wastewater, by other changes to the flow of process effluent from the mill or from pretreatment ponds into the sewer system, and by chemical additives. The Company also is subject to regulatory requirements related to the disposal of its solid wastes and the air emissions from its facilities.
The Company is not currently aware of any required expenditures relating to wastewater discharge, solid waste disposal or air emissions that it expects to have a material adverse effect on the business or financial condition of the Company, but there can be no assurance that expenditures required in these areas will not have such a material adverse effect.

         In addition, under CERCLA and other laws and regulations, the Company can be held strictly liable if hazardous substances are found on real property owned or operated by the Company or used by the Company as a disposal site. In recent years, the Company has adopted a policy of assessing real property for environmental risks prior to purchase. The Company is aware of issues regarding hazardous substances at some of its facilities and one of its disposal sites, but in each case a remedial plan is in place where necessary in the Company's opinion, and the Company has reason to believe that any possible liabilities will not be material.

Employees. As of December 31, 1996, the Company had approximately 4,048 employees, of whom 3,213 are hourly and 835 are salaried. Hourly employees at the Chicago, Cincinnati, Chattanooga, Buffalo, Reading, Richmond, Rittman and Tama paperboard mills, two Federal Packaging Corporation plants, Cleveland Paper Stock and The Garber Company (approximately 1,333 employees) are represented by labor unions. All principal union contracts expire during the period 1997-2002. The Company considers its relations with its employees to be excellent.

Executive Officers. The names and ages, positions and periods of service of each of the Company's executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer's death, resignation, retirement, removal or disqualification.

               Name and Age                                Position                 Period of Service as Executive Officer
               ------------                                --------                 --------------------------------------
               Thomas V. Brown (56)      President and Chief Executive Officer;     President since 1/91; CEO since 10/91;
                                            Director                                   Director since 4/91
               Bob M. Prillaman (64)     Senior Vice President; Director            Senior Vice President and Director since 1980
               Gary M. Cran  (55)        Vice President, Mills                      Since 1987
               H. Lee Thrash, III (46)   Vice President, Planning and Development;  Vice President and CFO since 1986;
                                          Chief Financial Officer; Director           Director since 1987

               Jimmy A. Russell (49)     Vice President, Tubes, Cores, Composite    Vice President since 4/93; CEO of Star Paper
                                          Containers and Specialty Products           Tube, Inc. since 1/93

               James L. Walden (51)      Vice President, Cartons                    Since 2/93
               Richard E. France (65)    Vice President, Human Resources            Since 4/94
                                           and Public Relations
               John R. Foster (51)       Vice President, Sales and Marketing        Since 9/96


ITEM 2.  PROPERTIES

Facilities. The following table sets forth certain information concerning the Company's facilities. Unless otherwise indicated, such facilities are owned by the Company:

TYPE OF FACILITY
  AND LOCATION  . . . . . . . . . . . .      PRODUCTION CAPABILITIES
--------------                               -----------------------
PAPERBOARD MILLS (1)
Austell, GA (Mill #1) . . . . . . . . .      Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including specialty laminates, game board/puzzle board and bookbinding board.
Austell, GA (Mill #2) . . . . . . . . .      Tube and core board and other specialty grades.
Austell, GA (Sweetwater)  . . . . . . .      Gypsum wallboard facing paper, tube and core board, and folding boxboard.
Tama, IA  . . . . . . . . . . . . . . .      Clay-coated boxboard and specialty grades.
Chicago, IL . . . . . . . . . . . . . .      Tube and can, folding and set-up boxboard.
Charlotte, NC . . . . . . . . . . . . .      Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including specialty laminates, game board/puzzle board and bookbinding board.
Camden, NJ  . . . . . . . . . . . . . .      Gypsum wallboard facing paper and folding boxboard.
Buffalo, NY . . . . . . . . . . . . . .      Gypsum wallboard facing paper, tube and core board, and folding carton grades.
Cincinnati, OH  . . . . . . . . . . . .      Tube, can and drum, folding and set-up boxboard and gypsum wallboard facing paper.
Rittman, OH . . . . . . . . . . . . . .      Clay-coated boxboard and gypsum wallboard facing paper.
Reading, PA . . . . . . . . . . . . . .      Folding and set-up carton boxboard, white lined and special colored paperboard.
Greenville, SC  . . . . . . . . . . . .      Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including specialty laminates, game board/puzzle board, bookbinding board and tube and core board.

TYPE OF FACILITY
  AND LOCATION  . . . . . . . . . . . .      PRODUCTION CAPABILITIES
--------------                               -----------------------
Chattanooga, TN . . . . . . . . . . . .      Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including specialty laminates, game board/puzzle board, bookbinding board and tube, core and can board.
Richmond, VA. . . . . . . . . . . . . .      Folding and set-up carton boxboard and tube and core board.


TUBE AND CORE PLANTS
Linden, AL  . . . . . . . . . . . . . .      Spiral-wound tubes.
Mobile, AL (leased) . . . . . . . . . .      Spiral-wound tubes.
McGehee, AR (leased)  . . . . . . . . .      Core pre-cutting/capping.
Phoenix, AZ (leased)  . . . . . . . . .      Spiral-wound tubes.
Cantonment, FL  . . . . . . . . . . . .      Spiral-wound tubes.
Palatka, FL . . . . . . . . . . . . . .      Spiral-wound tubes.
Austell, GA . . . . . . . . . . . . . .      Spiral- and convolute-wound tubes.
Cedar Springs, GA . . . . . . . . . . .      Spiral-wound tubes and yarn carriers.
Dalton, GA  . . . . . . . . . . . . . .      Spiral- and convolute-wound tubes and yarn carriers.
West Monroe, LA . . . . . . . . . . . .      Spiral-wound tubes.
Zachary, LA (leased)  . . . . . . . . .      Pre-cutting/capping.
Mexico City, Mexico (leased)  . . . . .      Spiral-wound tubes.
Corinth, MS . . . . . . . . . . . . . .      Spiral-wound tubes.
Kernersville, NC  . . . . . . . . . . .      Spiral-wound tubes and yarn carriers.
Lancaster, PA (leased)  . . . . . . . .      Spiral-wound tubes.
Rock Hill, SC . . . . . . . . . . . . .      Spiral- and convolute-wound tubes.
Rock Hill, SC (leased)  . . . . . . . .      Ground and polished tubes.
Taylors, SC . . . . . . . . . . . . . .      Spiral-wound tubes and yarn carriers.
Amarillo, TX (leased) . . . . . . . . .      Yarn carriers.
Arlington, TX . . . . . . . . . . . . .      Spiral-wound tubes.
Silsbee, TX . . . . . . . . . . . . . .      Spiral-wound tubes.
Texarkana, TX . . . . . . . . . . . . .      Spiral-wound tubes.
Salt Lake City, UT (leased) . . . . . .      Spiral-wound tubes.
Altavista, VA (leased)  . . . . . . . .      Spiral-wound tubes and yarn carriers.
Danville, VA  . . . . . . . . . . . . .      Spiral-and convolute-wound tubes and yarn carriers.
Franklin, VA  . . . . . . . . . . . . .      Spiral-wound tubes.

COMPOSITE CONTAINER PLANTS
Orrville, OH  . . . . . . . . . . . . .      Composite cans, tubes and containers.
Saint Paris, OH . . . . . . . . . . . .      Composite cans, tubes and containers.

CARTON PLANTS
Archdale, NC  . . . . . . . . . . . . .      Printed and unprinted folding and set-up cartons.
Burlington, NC  . . . . . . . . . . . .      Printed and unprinted folding and set-up cartons and vinyl lids.
Charlotte, NC . . . . . . . . . . . . .      Specialty folding and set-up cartons.
Randleman, NC . . . . . . . . . . . . .      Printed and unprinted folding and set-up cartons.
Ashland, OH . . . . . . . . . . . . . .      Printed and unprinted folding cartons.
Kingston Springs, TN  . . . . . . . . .      Printed and unprinted folding cartons.

TYPE OF FACILITY
  AND LOCATION  . . . . . . . . . . . .      PRODUCTION CAPABILITIES
--------------                               -----------------------
SPECIALTY CONVERTING PLANTS
Austell, GA . . . . . . . . . . . . . .      Edge protectors.
Austell, GA . . . . . . . . . . . . . .      Laminated paperboard and specialty conversion.
Charlotte, NC . . . . . . . . . . . . .      Laminated paperboard and specialty conversion.
Taylors, SC . . . . . . . . . . . . . .      Laminated paperboard and specialty conversion.
Arlington, TX . . . . . . . . . . . . .      Edge protectors.

PLASTICS PLANTS
Georgetown, KY  . . . . . . . . . . . .      Injection molded parts for composite containers.
Lancaster, SC (leased)  . . . . . . . .      Composite extrusion products for packaging and industrial use.
Union, SC . . . . . . . . . . . . . . .      Injection molded cones and tubes, extruded plastic cores.

PAPERSTOCK COLLECTION AND PROCESSING PLANTS(2)
Austell, GA . . . . . . . . . . . . . .      Recovered fiber brokerage sales.
Columbus, GA  . . . . . . . . . . . . .      Recovered fiber.
Dalton, GA  . . . . . . . . . . . . . .      Recovered fiber.
Doraville, GA . . . . . . . . . . . . .      Recovered fiber.
Macon, GA (leased)  . . . . . . . . . .      Recovered fiber.
Charlotte, NC . . . . . . . . . . . . .      Recovered fiber.
Cleveland, OH . . . . . . . . . . . . .      Recovered fiber.
Rittman, OH . . . . . . . . . . . . . .      Recovered fiber brokerage sales.

CONTRACT PACKAGING AND CONTRACT MANUFACTURING PLANTS
Robersonville, NC . . . . . . . . . . .      Contract manufacturing and contract packaging
Bucyrus, OH . . . . . . . . . . . . . .      Contract manufacturing and contract packaging
Strasburg, OH . . . . . . . . . . . . .      Contract manufacturing and contract packaging

SPECIAL SERVICES AND OTHER FACILITIES
Saint Paris, OH . . . . . . . . . . . .      Transportation
Charlotte, NC . . . . . . . . . . . . .      Packaging, engineering and procurement services
Kernersville, NC (leased) . . . . . . .      Adhesives

JOINT VENTURES

GYPSUM PRODUCTS (50% INTEREST)
Fredericksburg, TX (partially leased) .      Gypsum rock quarry
McQueeney, TX . . . . . . . . . . . . .      Gypsum wallboard

SPECIALTY CONVERTING PLANT (33% INTEREST)
Mooresville, NC . . . . . . . . . . . .      Specialty converted and foam laminated
                                               paperboard products

__________________

(1) All of the Company's paperboard mills produce uncoated recycled paperboard with the exceptions of its Rittman, OH and Tama, IA paperboard mills, which produce clay-coated boxboard.
(2) Paperstock collection and/or processing also occurs at each of the Company's mill sites and all of the carton plants and tube and core plants.

ITEM 3.  LEGAL PROCEEDINGS.

       From time to time claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is a party to any litigation that will have a material adverse effect on its financial condition or results of operations. On June 12, 1992, the Company's Austell Box Board Corporation subsidiary received a charge of discrimination filed by the Equal Employment Opportunity Commission ("EEOC"), alleging that the subsidiary had violated Title VII of the Civil Rights Act of 1964 by discriminating in its hiring and recruitment practices. On March 21, 1995, the EEOC issued a decision finding reasonable cause to believe that certain alleged practices of the subsidiary violated Title VII of the Civil Rights Act of 1964. On May 2, 1996, the Company and the EEOC entered into an agreement to conciliate all issues arising out of the EEOC's charge of discrimination. The maximum amount payable under the conciliation agreement is $101,000. The Company does not believe that it engages in discriminatory hiring practices, and the conciliation agreement with the EEOC contained a provision expressly providing that by entering into the conciliation agreement the company did not admit that it has engaged in any such practices.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended December 31, 1996.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Since October 1, 1992, the Company's common shares, $.10 par value (the "Common Shares") have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System ("NASDAQ") under the symbol CSAR. As of February 26, 1997, there were approximately 610 shareholders of record and, as of that date, the Company estimates that there were approximately 4,500 beneficial owners holding stock in nominee or "street" name.

       The table below sets forth high and low stock prices during the years 1996 and 1995.

1996                HIGH        LOW      DIVIDEND             1995                 HIGH       LOW      DIVIDEND
---------------------------------------------------------------------------------------------------------------
First Quarter        25 3/4      18 5/8    $0.12              First Quarter         23         15 3/4    $0.105
Second Quarter       28 1/4      24 1/4    $0.12              Second Quarter        19 3/4     17 1/4    $0.105
Third Quarter        30 3/4      26        $0.12              Third Quarter         22 1/4     18 1/4    $0.105
Fourth Quarter       37 1/4      28 1/2    $0.14              Fourth Quarter        21 5/8     18 1/4    $0.12

       The Company did not pay dividends on its Common Shares from the time of the Company's recapitalization in 1986 until after its initial public offering of Common Shares in October 1992. The Company paid dividends of $0.12 per share during each of the first three quarters of 1996 and $0.14 per share during the fourth quarter of 1996. The Company intends to continue paying quarterly dividends at the same rate as the fourth quarter 1996 dividend, although any decision to pay dividends in the future will be made by the Company's Board of Directors after taking into account various factors, including the Company's net income, current and anticipated cash needs and any other factors deemed relevant by the Board of Directors. The Company's credit agreements with its lenders permit the payment of dividends, subject to certain restrictions contained therein. The Company does not believe that such restrictions, however, will materially limit the Company's ability to pay future dividends at the same rate as the 1996 fourth quarter dividend.

ITEM 6.  SELECTED FINANCIAL DATA.

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share data,                       COMPOUND GROWTH RATE              YEARS ENDED DECEMBER 31,
 ratios and growth rates)                                    5 Years  9 Years      1996      1995      1994      1993      1992
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales                                                                            $629,674  $569,455  $455,808  $365,410  $325,620
Freight                                                                            26,979    24,827    24,583    22,963    19,674
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      17.3%    11.9%     602,695   544,628   431,225   342,447   305,946
Cost of sales                                                  17.6%    12.0%     422,783   401,570   307,652   244,578   213,405
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   16.7%    11.5%     179,912   143,058   123,573    97,869    92,541
Selling, general, and administrative expenses                  17.2%    13.0%      81,003    67,361    59,247    49,355    42,402
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                               16.3%    10.5%      98,909    75,697    64,326    48,514    50,139
Other (expense) income:
Interest expense                                                                  (10,698)   (6,955)   (6,870)   (6,822)  (12,315)
Interest income                                                                       591       821       353       612       243
Equity in income (loss) of unconsolidated affiliates                                2,154      --        --        --        --
Other, net                                                                          4,274      (463)     (249)      167      (151)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   (3,679)   (6,597)   (6,766)   (6,043)  (12,223)
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     27.1%    19.6%      95,230    69,100    57,560    42,471    37,916
Minority interest                                                                    (754)      153        13        15      --
Tax provision                                                  26.9%    18.0%      36,574    26,265    22,095    15,165    14,839
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before discontinued
    operations, extraordinary items, and accounting changes    26.9%    20.7%    $ 57,902  $ 42,988  $ 35,478  $ 27,321  $ 23,077
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                     26.9%    20.7%    $ 57,902  $ 42,988  $ 35,478  $ 32,471  $ 22,899
---------------------------------------------------------------------------------------------------------------------------------
Fully diluted weighted average shares outstanding                                  25,431    25,963    25,771    25,392    20,024

PER SHARE DATA
Income from continuing operations before discontinued
    operations, extraordinary items, and accounting changes    18.2%    15.8%    $   2.28  $   1.66  $   1.38  $   1.08  $   1.15
Net income                                                     18.2%    15.8%        2.28      1.66      1.38      1.28      1.14
Cash dividends declared                                                              0.50     0.435     0.375      0.33      0.08
Market price on December 31                                                      $  33.25  $  20.00  $  22.25  $  16.75  $  18.75
Shares outstanding December 31                                                     25,053    25,682    25,280    24,968    24,639
Price/Earnings ratio                                                                14.58     12.05     16.12     13.09     16.45

TOTAL MARKET VALUE OF COMMON STOCK                                               $833,012  $513,640  $562,480  $418,214  $461,981

BALANCE SHEET DATA
Cash and cash equivalents                                                        $ 11,989  $  8,785  $ 12,465  $ 14,371  $ 23,667
Property, plant, and equipment - net                                              256,834   181,930   150,391   127,773   103,004
Depreciation and amortization                                                      26,314    17,671    14,542    12,493    10,661
Capital expenditures                                                               32,059    28,041    29,331    21,251    16,880
Total assets                                                                      476,280   322,076   266,863   221,366   187,513
Current maturities of long-term debt                                                   29        36        72        64        71
Revolving credit loans                                                            100,000    10,000      --        --        --
Long-term debt, less current maturities                                            83,261    83,380    83,446    83,515    83,388
Shareholders' equity (deficit)                                                    170,570   139,243   102,274    74,424    47,558
Total capital                                                                    $353,860  $232,659  $185,792  $158,003  $131,017

OTHER KEY FINANCIAL MEASURES
Total debt-to-total capital                                                          51.8%     40.2%     45.0%     52.9%     63.7%
Net debt-to-net capital                                                              50.1%     37.8%     41.0%     48.2%     55.7%
Effective tax rate                                                                   38.7%     38.0%     38.4%     35.7%     39.1%
Return on shareholders' equity                                                       37.4%     35.6%     40.2%     44.8%       (A)
Return on average capital                                                            22.0%     22.6%     23.1%     21.9%     27.2%
Dividend payout ratio                                                                21.9%     26.2%     27.2%     25.8%      7.0%
Economic profit (B)                                                              $ 43,663  $ 29,104  $ 30,649  $ 19,512        (A)


--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share data,                                                YEARS ENDED DECEMBER 31,
ratios and growth rates)                                         1991         1990          1989            1988          1987
--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales                                                         $ 288,773    $ 286,410     $ 287,076       $ 266,661     $ 230,560
Freight                                                          17,646       17,011        18,858          18,461        10,744
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       271,127      269,399       268,218         248,200       219,816
Cost of sales                                                   187,952      184,292       184,012         170,839       152,538
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     83,175       85,107        84,206          77,361        67,278
Selling, general, and administrative expenses                    36,655       37,555        34,982          31,704        26,957
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 46,520       47,552        49,224          45,657        40,321
Other (expense) income:
Interest expense                                                (17,754)     (22,343)      (26,721)        (24,639)      (20,821)
Interest income                                                     246          412           491             617           995
Equity in income (loss) of unconsolidated affiliates               --           --            --              (807)         (934)
Other, net                                                         (297)        (409)          (19)            106          (599)
--------------------------------------------------------------------------------------------------------------------------------
                                                                (17,805)     (22,340)      (26,249)        (24,723)      (21,359)
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       28,715       25,212        22,975          20,934        18,962
Minority interest                                                  --            235         1,369             617           (56)
Tax provision                                                    11,095        9,468         8,774           8,331         8,243
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before discontinued
    operations, extraordinary items, and accounting changes   $  17,620    $  15,979     $  15,570       $  13,220     $  10,663
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $  17,620    $  15,979     $  15,570       $  13,220     $  10,663
--------------------------------------------------------------------------------------------------------------------------------
Fully diluted weighted average shares outstanding                17,720       17,701        17,690          17,695        17,383

PER SHARE DATA
Income from continuing operations before discontinued
    operations, extraordinary items, and accounting changes   $    0.99    $    0.90     $    0.88       $    0.75     $    0.61
Net income                                                         0.99         0.90          0.88            0.75          0.61
Cash dividends declared                                            --           --            --              --            --
Market price on December 31                                         N/A          N/A           N/A             N/A           N/A
Shares outstanding December 31                                   17,649       17,649        17,619          17,618        17,622
Price/Earnings ratio                                                N/A          N/A           N/A             N/A           N/A

TOTAL MARKET VALUE OF COMMON STOCK                                  N/A          N/A           N/A             N/A           N/A

BALANCE SHEET DATA
Cash and cash equivalents                                     $   4,547    $   1,900     $  13,364       $   4,908     $     404
Property, plant, and equipment - net                             86,005       87,445        90,180          90,175        68,697
Depreciation and amortization                                    10,515       13,077        11,756           7,531         6,523
Capital expenditures                                             10,647       10,634        12,486          10,612         7,562
Total assets                                                    144,519      141,216       153,671         146,874       117,812
Current maturities of long-term debt                             36,292       36,216        39,514          34,633        14,052
Revolving credit loans                                             --           --            --              --            --
Long-term debt, less current maturities                         126,021      145,459       173,170         189,736       198,663
Shareholders' equity (deficit)                                  (68,732)     (86,352)     (102,578)       (118,220)     (131,484)
Total capital                                                 $  93,581    $  95,323     $ 110,106       $ 106,149     $  81,231

OTHER KEY FINANCIAL MEASURES
Total debt-to-total capital                                          (A)          (A)           (A)             (A)           (A)
Net debt-to-net capital                                              (A)          (A)           (A)             (A)           (A)
Effective tax rate                                                 38.6%        37.6%         38.2%           39.8%         43.5%
Return on shareholders' equity                                       (A)          (A)           (A)             (A)           (A)
Return on average capital                                          30.2%        29.1%         29.7%           29.9%         26.8%
Dividend payout ratio                                               0.0%         0.0%          0.0%            0.0%          0.0%
Economic profit (B)                                                  (A)          (A)           (A)             (A)           (A)


(A) Not meaningful due to Company's leveraged recapitalization in 1986.

(B) Economic profit represents adjusted net operating profit after cash taxes less a calculated capital charge for beginning-of-year capital employed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS  1996 - 1995

Net sales increased 10.7 percent to $602.7 million from $544.6 million in 1995. Acquisitions completed in 1996 and the fourth quarter of 1995 contributed incremental sales of $103.3 million in 1996. These acquisitions included Summer Paper Tube and the joint venture with Tenneco Packaging, Inc., both of which were completed in 1996, and GAR Holding Company, completed in the fourth quarter of 1995. On a same-plant basis, excluding acquisitions and the deconsolidation of Standard Gypsum, net sales declined $25.7 million, or 4.9 percent. This decline was due to lower average selling prices on paperboard and recovered fiber. Average same-mill paperboard net selling price per ton was down $33, or
7.8 percent, in 1996 to $392. Market prices for recovered fiber, the Company's primary raw material, were much lower on average and relatively stable in 1996 compared to 1994 and 1995. Paperboard price increases implemented in 1994 and 1995, in response to the unprecedented recovered fiber price increases of those years, gave way to a gradual drift downward in paperboard net selling prices during 1996. Average net selling price per ton for converted tubes and cores, however, was up $8, or 1.1 percent, to $723.

Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 14.7 percent to 826.9 thousand tons in 1996. On a same-plant basis, tons sold increased 0.7 percent year over year to 725.7 thousand tons. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) increased 7.9 percent from 94.9 thousand tons to 102.4 thousand tons in 1996. Of this amount, converting facilities acquired in 1995 and 1996 accounted for 18.8 thousand tons. Total paperboard tonnage thus increased 13.9 percent to 929.4 thousand tons in 1996 versus 815.8 thousand tons last year. On a same-plant basis, total paperboard tonnage declined 0.6 percent to 811.2 thousand tons for the year. Including acquisitions, tube, core and can volume increased 8.1 percent on a year-over-year basis; folding carton volume increased 82.9 percent; gypsum facing paper volume increased 5.1 percent; and other specialty volume decreased 4.7 percent. Excluding acquisitions, tube, core and can volume increased 3.9 percent and folding carton volume decreased
15.8 percent.

The Company's gross margin increased to 29.9 percent of net sales from 26.3 percent in 1995. This increase was due to higher gross paper margins (selling prices less raw materials costs) at the Company's paperboard mills and tube and core converting operations. Average same-mill recovered fiber cost per ton of paperboard produced for 1996 was down $78, or 54.2 percent, to $66 compared to $144 in 1995. This cost decrease more than offset the $33 per ton paperboard net selling price decrease the Company experienced. Average paperboard cost per ton of paperboard consumed at the Company's tube and core converting operations declined $12, or 2.8 percent, to $396. Thus, the gross paper margin was $45 per ton higher for paperboard and $20 per ton higher for tube and core converted products in 1996 versus 1995. This gross paper margin expansion was partially offset by an increase of 10.3 percent in all other paperboard mill converting costs including repairs and maintenance, purchased energy costs, and depreciation.

Operating income increased $23.2 million, or 30.7 percent, from $75.7 million to $98.9 million in 1996. Operating income at comparable facilities (excluding the impact of acquisitions and dispositions) increased $19.7 million, or 27.4 percent, due primarily to higher margins at the Company's paperboard mills and tube and core converting operations offset in part by lower margins at the Company's paperstock recycling facilities. Selling, general and administrative expenses increased $13.6 million in 1996 due primarily to acquisitions completed in 1995 and 1996.

Interest expense increased to $10.7 million from $7.0 million in 1995 as the result of higher outstanding balances under the revolving credit facility.

In the second quarter of 1996, the Company transferred substantially all the operating assets of its wholly-owned subsidiary, Standard Gypsum Corporation, to a newly formed limited liability company, Standard Gypsum LLC ("LLC"). Simultaneous with this transaction, Temple-Inland Forest Products Corporation, an unrelated third party, paid the Company $10.8 million in cash for a 50 percent interest in the LLC. The business, which includes a gypsum wallboard manufacturing facility in McQueeney, Texas, and a gypsum quarry in Fredericksburg, Texas, is being managed by Temple-Inland. The Company supplies all of the gypsum facing paperboard requirements of the LLC. In conjunction with this transaction, during 1996, the Company recognized a pretax, nonrecurring gain of $4.2 million which is included in other income/expense in the Company's consolidated income statement. The Company also recognized income of $2.1 million during 1996 that represents its 50 percent interest in the earnings of the LLC. See Note 4 to Consolidated Financial Statements.

Net income increased 34.7 percent from $43.0 million to $57.9 million in 1996. As a percent of net sales, net income increased from 7.9 percent to 9.6 percent. Fully diluted net income per common share rose 37.3 percent to $2.28 from $1.66 in 1995. Fully diluted weighted average shares outstanding declined in 1996 as the result of share purchases under the Company's stock purchase program. This decline was partially offset by increased dilution from stock options as the result of a higher market price for the Company's common stock.

RESULTS OF OPERATIONS  1995 - 1994

Net sales increased 26.3 percent to $544.6 million from $431.2 million in 1994. Approximately 13.5 percent of the total increase was attributable to acquisitions completed in 1994 and 1995, with the balance due to volume gains and overall pricing increases. Tons sold by the Company's paperboard mills (including sales to outside customers and transfers to the Company's converting operations) increased by 1.3 percent from 711.5 thousand tons to 720.9 thousand tons in 1995. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale; tube, core and can grades for internal conversion; and folding carton grades for internal conversion) increased 36.4 percent from 69.6 thousand tons to 94.9 thousand tons in 1995. Total paperboard tonnage thus increased 4.4 percent to 815.8 thousand tons in 1995. Gypsum facing paper volume increased 3.2 percent on a year-over-year basis; tube, core and can volume increased 1.9 percent; and folding carton and other specialty grade volume increased 5.1 percent. Average paperboard mill net selling price per ton was up $99, or 30.2 percent, in 1995 to $425, and average net selling price per ton for converted tubes and cores was up $134, or 23.1 percent, to $715.

Operating income increased 17.7 percent from $64.3 million to $75.7 million in 1995. This increase was due primarily to an increase in the margin between selling prices per ton and raw materials costs per ton at the Company's paperboard mills and tube and core converting operations. Prices for recovered fiber, the Company's primary raw material, which had risen dramatically in 1994, continued to rise and reached unprecedented levels in 1995. Recovered fiber costs per ton of paperboard produced averaged $71 higher for the full year 1995 versus 1994, an increase of 96.2 percent. The increase in recovered fiber costs, coupled with an average cost increase of $95, or 30.4 percent, per ton of paperboard consumed in 1995 versus 1994 at the Company's tube and core converting operations, drove the increase in costs of goods sold to 73.7 percent of net sales from 71.3 percent of net sales in 1994. The Company undertook to recover these raw materials cost increases by increasing selling prices on both paperboard and converted products, resulting in the year-over-year per ton average selling price gains mentioned above. The net effect was a per ton margin expansion between selling prices and raw materials costs in 1995 of $28 per ton for paperboard and $38 per ton for tube and core converted products over 1994 levels. However, 1994 margins were below historical levels as the Company was unable to maintain its margins in the wake of the dramatic recovered fiber cost increases during 1994. Thus, the margin expansion in 1995 represents a recovery of margins lost during 1994. This margin expansion, offset in part by a $13.5 million increase in other costs including salaries and benefits, repairs and maintenance, and operating supplies, resulted in an $11.4 million improvement in operating profits in 1995.

Selling, general and administrative expenses increased $8.1 million, or 13.7 percent, in 1995. Of this increase, $2.0 million, or 24.7 percent, was due to acquisitions completed in 1994 and 1995 and $735 thousand, or 9.1 percent, was due to the write-off of costs associated with the proposed acquisition of Gibraltar Packaging Group, Inc., which was terminated in the third quarter of 1995. The primary items contributing to the remainder of the increase include higher salary expenses due to general annual increases, increased employee benefits costs, and higher selling expenses. Selling, general and administrative expenses as a percent of sales declined to 12.4 percent from 13.7 percent in 1994 primarily because of higher selling prices.

Interest expense was slightly higher, $7.0 million in 1995 versus $6.9 million in 1994, due to the Company's draw on its revolving credit facility to finance the GAR Holding Company acquisition near the end of 1995. See Note 3 to Consolidated Financial Statements.


Net income increased 21.1 percent from $35.5 million in 1994 to $43.0 million in 1995.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1996, the Company had loans of $100.0 million outstanding from its revolving credit facility versus $10.0 million and none on December 31, 1995 and 1994, respectively. During 1996, the Company borrowed $145.0 million from the facility and repaid $55.0 million by year end. These borrowings were used to help finance the Company's contribution to form the partnership with Tenneco Packaging, Inc., the acquisition of Summer Paper Tube and the purchase of shares under the Company's stock purchase program. Other long-term debt, less current maturities, was $83.3 million at year end compared to $83.4 million at year-end 1995 and 1994.

Cash generated from operations was $97.2 million for 1996, $58.6 million for 1995, and $47.6 million for 1994. The increase in 1996 compared to 1995 was due primarily to higher net income combined with favorable changes in working capital including inventory (due to lower average recovered fiber costs), trade accounts payable and accrued liabilities.

Capital expenditures, excluding acquisitions, were $32.1 million in 1996, $28.0 million in 1995, and $29.3 million in 1994. Capital expenditures in 1994 included $5.7 million related to the buyout of operating leases in conjunction with the Company's acquisition of Federal Packaging Corporation. Capital expenditures of approximately $52.5 million are anticipated for 1997. The Company used $138.4 million for acquisitions in 1996, compared with $35.1 million in 1995 and $9.0 million in 1994. Cash dividends of $12.0 million were paid in 1996 compared with $10.7 million in 1995 and $9.0 million in 1994.

Effective July 1, 1996, the Company entered into a partnership ("Partnership") with Tenneco Packaging, Inc., a wholly-owned subsidiary of Tenneco, Inc. The Company contributed $114.5 million in cash in exchange for an 80 percent interest in the Partnership. Tenneco Packaging, Inc. contributed substantially all the assets and liabilities of its Rittman, Ohio and Tama, Iowa clay-coated recycled paperboard mills and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio in exchange for $114.5 million in cash and a 20 percent partnership interest. The Company's investment in the Partnership was funded with borrowings of $110.0 million from its revolving credit facility and the remainder with internally generated cash. See Note 3 to Consolidated Financial Statements.

During 1996, the Company purchased and retired 1,020,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors which allows purchases of up to 2,000,000 shares. These purchases were made in a series of open market transactions at an aggregate cost of $20.9 million and at prices ranging from $18.81 to $31.50 per share. See Note 2 to Consolidated Financial Statements.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures, and additional stock purchases through internally generated cash and borrowings under its revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)





                         ASSETS                                                 1996              1995
---------------------------------------------------------------             ------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  11,989         $   8,785
  Receivables, net of allowances for doubtful accounts,
    returns, and discounts of $1,314 and $1,275 at December
    31, 1996 and 1995, respectively                                             59,789            53,788
  Inventories                                                                   46,468            47,146
  Refundable income taxes                                                        5,620               214
  Other current assets                                                           3,187             3,966
                                                                             ---------         ---------
        Total current assets                                                   127,053           113,899
                                                                             ---------         ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                           5,640             9,031
  Buildings and improvements                                                    74,837            62,530
  Machinery and equipment                                                      313,379           243,913
  Furniture and fixtures                                                         9,098             7,477
                                                                             ---------         ---------
                                                                               402,954           322,951
  Less accumulated depreciation                                               (146,120)         (141,021)
                                                                             ---------         ---------
        Property, plant, and equipment, net                                    256,834           181,930
                                                                             ---------         ---------

GOODWILL, net of accumulated amortization of $2,228 and
  $611 at December 31, 1996 and 1995, respectively                              81,124            17,676
                                                                             ---------         ---------

OTHER ASSETS                                                                    11,269             8,571
                                                                             ---------         ---------
                                                                             $ 476,280         $ 322,076
                                                                             =========         =========


        LIABILITIES AND SHAREHOLDERS' EQUITY                                   1996              1995
---------------------------------------------------------------            -------------     -------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                       $     29          $     36
  Cash overdraft                                                               11,230             5,113
  Accounts payable                                                             31,117            26,125
  Accrued liabilities                                                          28,840            22,763
  Dividends payable                                                             3,501             3,076
                                                                             --------          --------
        Total current liabilities                                              74,717            57,113
                                                                             --------          --------
REVOLVING CREDIT LOANS                                                        100,000            10,000
                                                                             --------          --------
LONG-TERM DEBT, less current maturities                                        83,261            83,380
                                                                             --------          --------
DEFERRED INCOME TAXES                                                          24,787            22,045
                                                                             --------          --------
DEFERRED COMPENSATION                                                           5,727             6,227
                                                                             --------          --------
OTHER LIABILITIES                                                               3,782             3,969
                                                                             --------          --------
MINORITY INTEREST                                                              13,436                99
                                                                             --------          --------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized, no shares issued at December 31, 1996
    and 1995                                                                        0                 0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,053,460 and 25,682,371 shares issued
    and outstanding at December 31, 1996 and 1995,
    respectively                                                                2,505             2,568
  Additional paid-in capital                                                  140,144           154,013
  Retained earnings (deficit)                                                  27,921           (17,338)
                                                                             --------          --------
                                                                              170,570           139,243
                                                                             --------          --------
                                                                             $476,280          $322,076
                                                                             ========          ========


  The accompanying notes are an integral part of these consolidated balance sheets.

                 CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                   1996       1995       1994
                                                 --------   --------   --------
SALES                                            $629,674   $569,455   $455,808

FREIGHT                                            26,979     24,827     24,583
                                                 --------   --------   --------
        Net sales                                 602,695    544,628    431,225

COST OF SALES                                     422,783    401,570    307,652
                                                 --------   --------   --------
        Gross profit                              179,912    143,058    123,573

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      81,003     67,361     59,247
                                                 --------   --------   --------
        Operating income                           98,909     75,697     64,326
                                                 --------   --------   --------
OTHER (EXPENSE) INCOME:
  Interest expense                                (10,698)    (6,955)    (6,870)
  Interest income                                     591        821        353
  Equity in income of unconsolidated affiliates     2,154          0          0
  Other, net                                        4,274       (463)      (249)
                                                 --------   --------   --------
                                                   (3,679)    (6,597)    (6,766)
                                                 --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST                                         95,230     69,100     57,560

MINORITY INTEREST                                    (754)       153         13

PROVISION FOR INCOME TAXES                         36,574     26,265     22,095
                                                 --------   --------   --------
NET INCOME                                       $ 57,902   $ 42,988   $ 35,478
                                                 ========   ========   ========

FULLY DILUTED INCOME PER COMMON SHARE            $   2.28   $   1.66   $   1.38
                                                 ========   ========   ========

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                               25,431     25,963     25,771
                                                 ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                 CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                      (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                    COMMON STOCK      ADDITIONAL  RETAINED
                                                                --------------------   PAID-IN    EARNINGS
                                                                  SHARES     AMOUNT    CAPITAL    (DEFICIT)    TOTAL
                                                                ----------  --------  ----------  ---------  ---------
BALANCE, DECEMBER 31, 1993                                      24,967,587   $2,497    $144,162   $(72,235)  $ 74,424
  Net income                                                             0        0           0     35,478     35,478
  Issuance of common stock under nonqualified stock option plans   246,068       24       3,478          0      3,502
  Issuance of common stock under 1993 stock purchase plan           66,014        7         955          0        962
  Pension liability adjustment                                           0        0           0     (2,450)    (2,450)
  Foreign currency translation adjustment                                0        0           0       (218)      (218)
  Dividends declared of $.375 per share                                  0        0           0     (9,424)    (9,424)
                                                                ----------   ------    --------    -------    -------
BALANCE, DECEMBER 31, 1994                                      25,279,669    2,528     148,595    (48,849)   102,274
  Net income                                                             0        0           0     42,988     42,988
  Issuance of common stock under nonqualified stock option plans   320,605       32       3,944          0      3,976
  Issuance of common stock under 1993 stock purchase plan           82,097        8       1,474          0      1,482
  Foreign currency translation adjustment                                0        0           0       (356)      (356)
  Dividends declared of $.435 per share                                  0        0           0    (11,121)   (11,121)
                                                                ----------   ------    --------    -------    -------
BALANCE, DECEMBER 31, 1995                                      25,682,371    2,568     154,013    (17,338)   139,243
  Net income                                                             0        0           0     57,902     57,902
  Issuance of common stock under nonqualified stock option plans   359,519       36       6,055          0      6,091
  Issuance of common stock under 1993 stock purchase plan           30,394        3         884          0        887
  Issuance of common stock under director equity plan                1,176        0          31          0         31
  Purchase and retirement of common stock                       (1,020,000)    (102)    (20,839)         0    (20,941)
  Pension liability adjustment                                           0        0           0       (274)      (274)
  Foreign currency translation adjustment                                0        0           0         49         49
  Dividends declared of $.50 per share                                   0        0           0    (12,418)   (12,418)
                                                                ----------   ------    --------   --------   --------
BALANCE, DECEMBER 31, 1996                                      25,053,460   $2,505    $140,144   $ 27,921   $170,570
                                                                ==========   ======    ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 (IN THOUSANDS)




                                                                                     1996       1995       1994
                                                                                   --------   --------   --------
OPERATING ACTIVITIES:
  Net income                                                                       $ 57,902   $ 42,988   $ 35,478
                                                                                   --------   --------   --------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    26,314     17,671     14,542
    Equity in income of unconsolidated affiliates                                    (2,154)         0          0
    Gain on sale of interest in subsidiary                                           (4,228)         0          0
    Change in deferred income taxes                                                   2,742        952      4,149
    Provision for deferred compensation                                                 596        441        514
    Minority interest                                                                   754       (153)       (13)
    Changes in operating assets and liabilities, net of effect of acquisitions:
      Receivables                                                                    (1,015)    (1,432)    (8,793)
      Inventories                                                                     3,873     (3,832)    (4,789)
      Other current assets                                                            2,145     (1,184)       316
      Accounts payable and accrued liabilities                                        6,993     (1,217)     7,222
      Cash overdraft                                                                  6,117       (691)     1,849
      Income taxes                                                                   (2,791)     5,083     (2,922)
                                                                                   --------   --------   --------
          Total adjustments                                                          39,346     15,638     12,075
                                                                                   --------   --------   --------
          Net cash provided by operating activities                                  97,248     58,626     47,553
                                                                                   --------   --------   --------
INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                       (32,059)   (28,041)   (29,331)
  Acquisition of businesses, net of cash acquired                                  (138,402)   (35,071)    (8,958)
  Proceeds from the sale of interest in subsidiary, net                              10,524          0          0
  Other                                                                               5,655       (633)    (2,201)
                                                                                   --------   --------   --------
          Net cash used in investing activities                                    (154,282)   (63,745)   (40,490)
                                                                                   --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from revolving credit loans                                              145,000     20,000          0
  Repayments of revolving credit loans                                              (55,000)   (10,000)         0
  Repayments of long-term debt                                                         (126)      (111)    (2,125)
  Dividends paid                                                                    (11,993)   (10,699)    (9,017)
  Proceeds from issuances of stock                                                    4,092      2,874      2,833
  Purchases of stock                                                                (20,941)         0          0
  Other                                                                                (794)      (625)      (660)
                                                                                   --------   --------   --------
          Net cash provided by (used in) financing activities                        60,238      1,439     (8,969)
                                                                                   --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  3,204     (3,680)    (1,906)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        8,785     12,465     14,371
                                                                                   --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 11,989   $  8,785   $ 12,465
                                                                                   ========   ========   ========

SUPPLEMENTAL DISCLOSURES:
  Cash payments for interest                                                       $ 10,309   $  6,973   $  6,773
                                                                                   ========   ========   ========

  Cash payments for income taxes                                                   $ 36,221   $ 19,462   $ 20,074
                                                                                   ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Caraustar Industries, Inc. (the "Parent Company") and subsidiaries (collectively, the "Company") are engaged in manufacturing, converting, and marketing paperboard and related products.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Parent Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents.

         INVENTORIES

         Inventories are carried at the lower of cost or market. Cost includes materials, labor, and overhead. Market, with respect to all inventories, is replacement cost. Substantially all inventories (approximately 94 percent and 93 percent at December 31, 1996 and 1995, respectively) are valued using the first-in, first-out method. Reserves related to inventories valued using the last-in, first-out method are not significant.

         Inventories at December 31, 1996 and 1995 were as follows (in thousands):

                                                             1996     1995
                                                           -------  -------
                  Raw materials and supplies               $24,784  $25,028
                  Finished goods and work in process        21,684   22,118
                                                           -------  -------
                                                           $46,468  $47,146
                                                           =======  =======


         PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are stated at cost. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the asset lives are charged to expense as incurred.

         For financial reporting purposes, depreciation is computed using both straight-line and accelerated methods over the following estimated useful lives of the assets:

                  Buildings and improvements          10-45 years
                  Machinery and equipment             3-20 years
                  Furniture and fixtures              5-10 years

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         SELF-INSURANCE

         The Company is self-insured for the majority of its workers' compensation costs and group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims, and such liabilities are not discounted.

         FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Net assets of the non-U.S. subsidiary are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

         GOODWILL

         Goodwill is amortized on the straight-line method over periods ranging up to 40 years. The Company periodically evaluates goodwill for impairment. In completing this evaluation, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying amount of goodwill has not been impaired.

         FULLY DILUTED INCOME PER COMMON SHARE

         The computation of income per common share is based on the weighted average number of common shares outstanding during the year, plus the effect, if dilutive, of common shares issuable under stock options.

         PRIOR YEAR RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with current year presentation.

2.       SHAREHOLDERS' EQUITY

         PREFERRED STOCK

         The Company has authorized 5,000,000 shares of $.10 par value preferred stock. The preferred stock is issuable from time to time in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the board of directors of the Company. The board of directors is authorized by the Company's articles of incorporation to determine the voting, dividend, redemption, and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

         COMMON STOCK PURCHASE PLAN

         During 1996, the Company purchased and retired 1,020,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 2,000,000 common shares. These purchases were made in a series of open market transactions at an aggregate cost of $20,941,000 and at prices ranging from $18.81 to $31.50 per share.

3.       ACQUISITIONS

         Effective January 16, 1996, the Company acquired all of the assets of Summer Paper Tube Company ("Summer"), a manufacturer of paper tubes and industrial adhesives, for approximately $22,400,000 in cash. In conjunction with this acquisition, the Company recorded approximately $13,800,000 in goodwill, which is being amortized over 40 years. The acquisition has been accounted for as a purchase. The Summer acquisition was primarily funded with borrowings under the Company's revolving credit facility.

         Effective July 1, 1996, the Company entered into a partnership with Tenneco Packaging Inc. ("TPI"), a wholly owned subsidiary of Tenneco, Inc. Under the terms of the partnership agreement, the Company contributed $114,500,000 in cash in exchange for an 80 percent interest in the partnership. TPI contributed the assets and liabilities of its Rittman, Ohio, and Tama, Iowa, clay-coated recycled paperboard mills and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio, in exchange for $114,500,000 in cash and a 20 percent partnership interest. The Company's investment in the partnership was funded primarily with borrowings of $110,000,000 from its revolving credit facility. The Company has accounted for the acquisition of its partnership interest using the purchase method of accounting, and as such, the purchase price has been allocated to the assets acquired based on their estimated fair values. This allocation was based on preliminary estimates and may be revised at a later date. For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of the partnership have been included in the Company's consolidated financial statements from the date of formation, and TPI's interest has been included as minority interest. In conjunction with this transaction, the Company recorded approximately $51,200,000 in goodwill, which is being amortized over 40 years.

         Effective October 31, 1995, the Company acquired all of the outstanding stock of GAR Holding Company ("GAR"), a manufacturer of folding cartons, for approximately $35,000,000. The acquisition has been accounted for using the purchase method, and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition and the results of operations have been included in the accompanying statements of income from the date of acquisition. Allocation of the purchase price of the GAR acquisition resulted in goodwill of approximately $10,700,000, which is being amortized over 20 years.

         The following unaudited pro forma financial information assumes that the Company acquired its 80 percent interest in the partnership and GAR on January 1, 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Company acquired its 80 percent interest in the partnership and GAR on January 1, 1995 or the results which may occur in the future (in thousands except per share data):

                                                                    1996         1995
                                                                  --------     --------
                  Net sales                                       $653,120     $717,145
                  Net income                                        58,483       45,294
                  Fully diluted net income per common share       $   2.30     $   1.74

         Additionally, during 1994, the Company acquired all of the outstanding stock of Mid Packaging Group, Inc., a folding carton manufacturer, for approximately $9,000,000. In addition, during 1994, the Company completed an acquisition of a plastic products manufacturer for approximately $2,700,000.

         The Company has accounted for the 1994 acquisitions using the purchase method, and accordingly, the purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values at the date of acquisition. These allocations resulted in goodwill of $4,295,000, which is being amortized over 40 years. The 1994 acquisitions did not have a material effect on the 1994 operations of the Company.

4.       SALE OF INTEREST IN SUBSIDIARY

         On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum LLC ("Standard"). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10,800,000 in cash. Standard will be operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. In conjunction with this transaction, the Company recognized a nonrecurring gain, before income taxes, of $4,228,000, which is reflected as a component of other, net, in the accompanying statement of income for the year ended December 31, 1996. Additionally, from the date of the transaction through December 31, 1996, the Company recognized earnings of $2,050,000 for its equity interest in the earnings of Standard.

5.       REVOLVING CREDIT FACILITY

         During 1995, the Company secured a $200,000,000 bank credit facility (the "1995 facility") to replace its existing $100,000,000 bank credit facility. The 1995 facility matures in June 2000. Interest under the 1995 facility is payable monthly and may be computed based on the Company's choice of the Eurodollar rate, certificate of deposit rate, or prime rate, as defined by the lender. As of December 31, 1996 and 1995, borrowings of $100,000,000 and $10,000,000, respectively, were outstanding under the 1995 facility at interest rates of 5.875 percent and 6 percent, respectively.

6.       LONG-TERM DEBT

         At December 31, 1996 and 1995, long-term debt consisted of the following (in thousands):

                                                                               1996     1995
                                                                             -------  -------
                  Senior notes, dated October 8, 1992, terms as
                    described below                                          $82,750  $82,750
                  Other notes payable                                            540      666
                                                                             -------  -------
                                                                              83,290   83,416
                  Less current maturities                                         29       36
                                                                             -------  -------
                                                                             $83,261  $83,380
                                                                             =======  =======

         The senior notes dated October 8, 1992 (the "Notes") are payable to an insurance company in five equal annual installments of $16,550,000 beginning October 8, 2000. Interest on the Notes accrues at 7.74 percent and is payable semiannually. The Notes also provide for optional prepayments, in whole or in part, with a penalty, as defined, during specified periods.

         The Notes and 1995 facility (Note 5) each contain certain restrictive covenants on the part of the Company, including but not limited to payment of dividends, sales of assets, incurrence of additional indebtedness, capital expenditures, maintenance of certain interest coverage ratios (as defined), investments, and minimum working capital requirements.

         Aggregate maturities of long-term debt at December 31, 1996 are as follows (in thousands):

                  1997                            $    29
                  1998                                 93
                  1999                                105
                  2000                             16,646
                  2001                             16,650
                  Thereafter                       49,767
                                                  -------
                                                  $83,290
                                                  =======

7.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2008. Certain rental payments for transportation equipment are based on a fixed rate, plus an additional amount for mileage. Rental expense on operating leases for the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands):

                                                    1996     1995     1994
                                                   ------   ------   ------
                  Minimum rentals                  $4,895   $7,025   $5,565
                  Contingent rentals                  563      911      901
                                                   ------   ------   ------
                                                   $5,458   $7,936   $6,466
                                                   ======   ======   ======

         The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 (in thousands):

                  1997                  $ 5,452
                  1998                    4,216
                  1999                    2,965
                  2000                    1,991
                  2001                    1,104
                  Thereafter              2,683
                                        -------
                                        $18,411
                                        =======

         LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8.       STOCK OPTION AND DEFERRED COMPENSATION PLANS

         DIRECTOR EQUITY PLAN

         During 1996, the Company's board of directors approved a director equity plan. Under the plan, directors who are not employees of the Company ("Eligible Directors") are paid a portion of their director's fees in the Company's common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company's common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 1996, 1,176 shares of common stock and options to purchase 6,000 shares of common stock were issued under this plan.

         INCENTIVE STOCK OPTION AND BONUS PLANS

         The Company has a nonqualified incentive stock option plan adopted in 1987 (the "Plan") for certain officers of the Company. Under the Plan, options to purchase a maximum of 1,980,000 shares could be granted through 1990. The stock option committee, appointed by the board of directors, determined the price, vesting period, exercise dates, and expiration dates for options granted to officers. Options outstanding under the Plan expire at various dates through 1997.

         During 1992, the Company's board of directors approved a nonqualified incentive stock option and bonus plan which became effective January 1, 1993 and terminates December 31, 1997 (the "1993 Plan"). Under the provisions of the 1993 Plan, selected members of management may receive one share of common stock ("bonus share") for each two shares purchased at market value. In addition, the 1993 Plan provides for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The Company's board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. During 1996, 1995, and 1994, the Company issued 142,060, 136,020, and 131,070 nonqualified incentive stock options, respectively, under the 1993 plan. During 1996, 1995, and 1994, the Company issued 10,859, 26,420, and 20,291 bonus shares, respectively, with a respective aggregate market value of $264,000, $505,000, and $366,000, respectively. Compensation expense of $359,000, $264,000, and $158,000 related to bonus shares was recorded in 1996, 1995, and 1994, respectively.

         A summary of stock option activity for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                             SHARES               PRICE RANGE
                                                           ---------             -------------
                  Outstanding at December 31, 1993         1,481,330             $2.70-$17.75
                    Granted                                  131,070                    15.50
                    Forfeited                                (18,175)                   10.00
                    Exercised                               (246,068)               2.70-9.06
                                                           ---------
                  Outstanding at December 31, 1994         1,348,157               2.70-17.75
                    Granted                                  136,020                    19.75
                    Forfeited                                (21,876)             15.00-19.75
                    Exercised                               (320,605)              2.70-15.50
                                                           ---------
                  Outstanding at December 31, 1995         1,141,696               2.70-19.75
                    Granted                                  148,060              19.50-29.75
                    Forfeited                                (24,680)             15.00-20.50
                    Exercised                               (361,035)              2.70-19.75
                                                           ---------
                  Outstanding at December 31, 1996           904,041               2.70-29.75
                                                           =========

         Accruals of approximately $1,344,000 and $1,699,000 related to the outstanding incentive stock options are included in deferred compensation in the accompanying balance sheets at December 31, 1996 and 1995, respectively.

         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in the statement has been applied.

         The Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1996 and 1995:

                  Risk-free interest rate             5.40%-6.79%
                  Expected dividend yield             1.61%-2.46%
                  Expected option lives               6-8 years
                  Expected volatility                 25%

         The total values of the options granted during the year ended December 31, 1996 and 1995 were computed to be approximately $763,074 and $722,505, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported and pro forma net income and net income per share for the years ended December 31, 1996 and 1995 would have been as follows (in thousands, except per share data):

                                                                    1996     1995
                                                                  -------  -------
                  Net income:
                    As reported                                   $57,902  $42,988
                    Pro forma                                      57,659   42,925
                  Fully diluted income per common share:
                    As reported                                   $  2.28  $  1.66
                    Pro forma                                        2.27     1.65

         DEFERRED COMPENSATION PLANS

         The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $483,000, $480,000, and $441,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Accruals of approximately $4,383,000 and $4,528,000 related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 1996 and 1995, respectively.

9.       PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

         PENSION PLAN

         Substantially all of the Company's employees participate in a noncontributory defined benefit pension plan (the "Pension Plan"). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan's assets consist of shares held in collective investment funds and group annuity contracts. The Company's policy is to fund benefits attributed to employees' service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $4,651,000, $2,019,000, and $2,221,000 in 1996, 1995, and 1994,
         respectively.

         The Company adopted SFAS No. 87, "Employers' Accounting for Pensions," as of May 1, 1987, which requires use of the projected unit credit actuarial method to determine the projected benefit obligation and plan cost. The projected benefit obligation is the actuarial present value of the portion of projected future benefits that is attributed to employee service to date. The benefit cost for service during the year is the portion of the projected benefit obligation that is attributed to employees' service during the year. This cost method recognizes the effect of future compensation and service in projecting the future benefits. In addition, the adoption of SFAS No. 87 established a transition asset. The transition asset is being amortized over the average remaining service period of employees.

         Pension expense includes the following components for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                                              1996      1995      1994
                                                            -------   -------   -------
         Service cost of benefits earned                    $ 1,493   $ 1,448   $ 1,264
         Interest cost on projected benefit obligation        2,191     2,045     1,803
         Actual (gain) loss on plan assets                   (1,146)   (1,914)      974
         Net amortization and deferral                         (110)    1,131    (1,987)
                                                            -------   -------   -------
         Net pension expense                                $ 2,428   $ 2,710   $ 2,054
                                                            =======   =======   =======

         The table below represents a reconciliation of the funded status of the Pension Plan to prepaid (accrued) pension cost as of December 31, 1996 and 1995 (in thousands):

                                                                          1996       1995
                                                                        -------   --------
         Accumulated benefit obligation:
           Vested                                                       $28,062   $ 23,401
           Nonvested                                                        969        887
                                                                        -------   --------
                                                                         29,031     24,288
         Effect of projected future compensation levels                   5,287      5,345
                                                                        -------   --------
         Projected benefit obligation                                    34,318     29,633
         Plan assets, at fair value                                      25,204     18,486
                                                                        -------   --------
         Projected benefit obligation in excess of plan assets           (9,114)   (11,147)
         Unrecognized net loss                                            9,317      9,259
         Prior service cost                                                 326        387
         Transition asset from initial adoption of SFAS No. 87             (267)      (460)
                                                                        -------   --------
         Prepaid (accrued) pension cost before minimum pension
           liability adjustment                                         $   262   $ (1,961)
                                                                        =======   ========

         In accordance with SFAS No. 87, the Company has recorded in 1996 and 1994 an additional minimum pension liability for underfunded plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The cumulative additional liability totaled $4,150,000 and $3,876,000 at December 31, 1996 and 1995, respectively, and has been offset by intangible assets to the extent of previously unrecognized prior service costs. Amounts in excess of previously unrecognized prior service cost are recorded as reductions in shareholders' equity.

         Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 1996 and 1995 is 7.5 percent, the rate of increase in future compensation levels is 3.5 percent, and the expected long-term rate of return on assets is 9.5 percent.

         OTHER POSTRETIREMENT BENEFITS

         The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the cost of postretirement benefits to be accrued during the service lives of employees.

         Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995, and 1994 included the following components (in thousands):

                                                                     1996   1995   1994
                                                                     ----   ----   ----
                  Service cost of benefits earned                    $ 86   $ 86   $ 78
                  Interest cost on accumulated postretirement
                    benefit obligation                                239    281    248
                                                                     ----   ----   ----
                  Net periodic postretirement benefit cost           $325   $367   $326
                                                                     ====   ====   ====

         Postretirement benefits totaling $203,000, $151,000, and $202,000 were paid during 1996, 1995, and 1994, respectively.

         The accrued postretirement benefit cost as of December 31, 1996 and 1995 consists of the following (in thousands):

                                                                        1996     1995
                                                                       ------   ------
                  Accumulated postretirement benefit obligation:
                    Retirees                                           $1,961   $1,761
                    Fully eligible active plan participants               197      337
                    Other active plan participants                      1,266    1,922
                                                                       ------   ------
                                                                        3,424    4,020
                  Unrecognized net loss                                   (39)    (757)
                                                                       ------   ------
                  Accrued postretirement benefit cost                  $3,385   $3,263
                                                                       ======   ======

         The accumulated postretirement benefit obligation at December 31, 1996 and 1995 was determined using a weighted average discount rate of 7.5 percent. The rate of increase in the costs of covered health care benefits is assumed to be 7.5 percent in 1997, gradually decreasing to
         5.5 percent by the year 2001. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $419,000 and would increase net periodic postretirement benefit cost by approximately $44,000 for the year ended December 31, 1996.

10.      INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

         The provision for income taxes for the years ended December 31, 1996, 1995, and 1994 consisted of the following (in thousands):

                                            1996     1995     1994
                                          -------  -------  -------
                  Current:
                    Federal               $29,989  $22,026  $15,347
                    State                   3,843    3,286    2,599
                                          -------  -------  -------
                                           33,832   25,312   17,946
                  Deferred                  2,742      953    4,149
                                          -------  -------  -------
                                          $36,574  $26,265  $22,095
                                          =======  =======  =======

         The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                                  1996   1995   1994
                                                                  ----   ----   ----
                  Federal statutory tax rate                      35.0%  35.0%  35.0%
                  State taxes, net of federal tax benefit          3.5    3.3    3.3
                  Other                                            0.2   (0.3)   0.1
                                                                  ----   ----   ----
                  Effective tax rate                              38.7%  38.0%  38.4%
                                                                  ====   ====   ====

         Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                         1996       1995
                                                                      --------   --------
                  Deferred income tax assets:
                    Deferred employee benefits                        $  1,909   $  2,444
                    Postemployment benefits                                643      1,350
                    Postretirement benefits other than pensions            619        508
                    Accounts receivable                                    627        500
                    Other                                                  238        276
                                                                      --------   --------
                           Total deferred income tax assets              4,036      5,078
                                                                      --------   --------
                  Deferred income tax liabilities:
                    Depreciation and amortization                      (27,170)   (25,829)
                    Asset revaluations                                    (854)      (884)
                    Other                                                 (799)      (410)
                                                                      --------   --------
                           Total deferred income tax liabilities       (28,823)   (27,123)
                                                                      --------   --------
                  Valuation allowance                                        0          0
                                                                      --------   --------
                                                                      $(24,787)  $(22,045)
                                                                      ========   ========

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain quarterly financial data for the periods indicated:

                                    FIRST         SECOND        THIRD         FOURTH
                                   QUARTER       QUARTER       QUARTER       QUARTER
                                ------------  ------------  ------------  ------------
1996:
  Net sales                     $144,519,000  $140,400,000  $158,199,000  $159,577,000
  Gross profit                    43,340,000    43,766,000    47,002,000    45,804,000
  Net income                      13,551,000    15,327,000    14,766,000    14,258,000
  Fully diluted net
      income per share          $       0.53  $       0.61  $       0.58  $       0.56
1995:
  Net sales                     $130,427,000  $139,665,000  $137,967,000  $136,569,000
  Gross profit                    32,228,000    34,180,000    34,883,000    41,767,000
  Net income                       9,024,000    10,411,000    10,322,000    13,231,000
  Fully diluted net
      income per share          $       0.35  $       0.40  $       0.40  $       0.51

12.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1996:

                  - CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value because of the short maturity of these instruments.

                  - LONG-TERM DEBT. The fair values of the Company's senior notes and revolving credit facility are based on the current rates available to the Company for debt of the same remaining maturity and, as of December 31, 1996, approximate the carrying amounts. The carrying amounts of the other notes payable are assumed to approximate fair value due to the short maturity and variable rate structure of the instruments.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders and
Board of Directors of
Caraustar Industries, Inc.:


We have audited the accompanying consolidated balance sheets of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 4, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       The Company had no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item
10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION.

       Information contained under the caption "Executive Compensation" in the Proxy Statement, except the item captioned "Compensation Committee Report" is incorporated herein by reference in response to this Item 11.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information contained under the caption "Share Ownership" in the Proxy Statement is incorporated by reference herein in response to this Item 12.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information contained under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a.   Documents filed as part of the Report

                 (1) The following financial statements of the Company and Report of Independent Public Accountants are included in Part II, Item 8 above.

                          CONSOLIDATED FINANCIAL STATEMENTS:

                               Consolidated Balance Sheets as of December 31, 1996 and 1995

                               Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

                               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                 (2) The Report of Independent Public Accountants as to Schedule and the following financial statement schedule are filed as part of the report:

                                  SCHEDULE II - VALUATION AND QUALIFYING
                                                ACCOUNTS AND RESERVES


                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

                 (3)      Exhibits:

                 The Exhibits to this report on Form 10-K are listed in the accompanying Exhibit Index.

         b.   Reports on Form 8-K.

         No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended December 31, 1996.

         *Management contract or compensatory plan required to be filed under
Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

                                                                     SCHEDULE II



                           CARAUSTAR INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                 (IN THOUSANDS)






                                             Balance at  Charged to
                                             Beginning   Costs and                 Balance at
                                              of Year     Expenses   Deductions*   End of Year
                                             ----------  ----------  -----------   -----------
1994:
  Allowances for doubtful accounts
   receivable, returns, and discounts          $2,180      $  398      $(1,449)       $1,129
                                               ------      ------      -------        ------

1995:
  Allowances for doubtful accounts
   receivable, returns, and discounts          $1,129      $1,324      $(1,178)       $1,275
                                               ------      ------      -------        ------

1996:
  Allowances for doubtful accounts
   receivable, returns, and discounts          $1,275      $3,254      $(3,215)       $1,314
                                               ------      ------      -------        ------

   * Principally charges for which reserves were provided, net of recoveries.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To the Shareholders of
Caraustar Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 included in this Form 10-K and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 a.(2) is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 4, 1997

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CARAUSTAR INDUSTRIES, INC.

                                By:       /s/ H. Lee Thrash, III
                                       ---------------------------------------
                                        H. Lee Thrash, III, Vice President and
                                        Chief Financial Officer
                                Date:  March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

                         Signature

   /s/ Thomas V. Brown
------------------------------------------------------
Thomas V. Brown, President and Chief Executive Officer
(principal executive officer); Director


   /s/ H. Lee Thrash, III
------------------------------------------------------------------------
H. Lee Thrash, III, Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer); Director


   /s/ James E. Rogers
------------------------------
James E. Rogers, Director



------------------------------
Bob M. Prillaman, Director


   /s/ Russell M. Robinson, II
---------------------------------
Russell M. Robinson, II, Director


  /s/ Maxine Francis Forrest
---------------------------------
Maxine Francis Forrest, Director

                                 EXHIBIT INDEX



                   Exhibit No.            Description

                    2.01 Contribution Agreement between Tenneco Packaging Inc. and Caraustar
                                        Industries, Inc. regarding the
                                        information of a Partnership, dated as
                                        of June 21, 1996 (including Annex A,
                                        Form of Partnership Agreement), as
                                        amended by Amendment to Contribution
                                        Agreement dated July 15, 1996
                                        (Incorporated by reference - Exhibit 2
                                        to Current Report on Form 8-K dated
                                        July 15, 1996 [SEC File No. 0-20646])
                    3.01 Amended and Restated Articles of Incorporation of the Company
                                        (Incorporated by reference - Exhibit
                                        3.01 to Annual Report for 1992 on Form
                                        10-K [SEC File No. 0-20646])
                    3.02 Second Amended and Restated Bylaws of the Company (Incorporated by reference
                                        - Exhibit 3.02 to Annual Report for
                                        1992 on Form 10-K [SEC File No.
                                        0-20646])
                    4.01 Specimen Common Stock Certificate (Incorporated by reference - Exhibit
                                        4.01 to Registration Statement on form
                                        S-1 [SEC File No. 33-50582])
                    4.02 Articles 3 and 4 of the Company's Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
                    4.03 Article II of the Company's Second Amended and Restated Bylaws (included in Exhibit 3.02)
                    4.04 Rights Agreement, dated as of April 19, 1995, between Caraustar Industries, Inc. and First Union National Bank of North Carolina, as Rights Agent (Incorporated by reference - Exhibit 1 to Current Report on Form 8-K dated April 19, 1995 [SEC File No. 0-20646])
                   10.01 Credit Agreement, dated as of June 2, 1995, by and among the Company, the Banks signatory thereto from time to time, NationsBank, N.A. (Carolinas) as Administrative and Managing Agent, Bankers Trust Company, as Managing Agent and CIBC, Inc., as Co-Agent, as amended by First Amendment to Credit Agreement, dated as of July 31, 1995 (Incorporated by reference - Exhibit
                                        10.01 to Report on Form 10-Q for the
                                        quarter ended September 30, 1995 [SEC
                                        File No. 0-20646])
                   10.02 Note Agreement, dated as of October 1, 1992, between the Company and the Prudential Insurance Company of America, regarding the Company's 7.89% Senior Subordinated Notes (Incorporated by reference - Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
                   10.03 Amendment Agreement, dated as of June 2, 1995, between the Company and the Prudential Insurance Company of America regarding the Company's 7.89% Senior Subordinated Notes (Incorporated by reference - Exhibit 10.03 to Report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
                   10.04* Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference - Exhibit 10.06 to
                                        Registration Statement on Form S-1 [SEC
                                        File No. 33-50582])
                   10.05 Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar Gypsum Inc. (Incorporated by reference
                                        - Exhibit 10.07 to Registration
                                        Statement on Form S-1 [SEC File No.
                                        33-50582])

                   10.06* Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements
                                        (Incorporated by reference - Exhibit
                                        10.08 to Registration Statement on Form
                                        S-1 [SEC File No. 33-50582])
                   10.07* 1987 Executive Stock Option Plan (Incorporated by reference - Exhibit
                                        10.09 to Registration Statement on Form
                                        S-1 [SEC File No. 33-50582])
                   10.08* 1993 Key Employees' Share Ownership Plan (Incorporated by reference -
                                        Exhibit 10.10 to Registration Statement
                                        on Form S-1 [SEC File No. 33-50582])
                   10.09 Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard Corporation and Camden Cogen, L.P. (Incorporated by reference
                                        - Exhibit 10.11 to Registration
                                        Statement on Form S-1 [SEC File No.
                                        33-50582])
                   10.10* Incentive Bonus Plan of the Company (Incorporated by reference - Exhibit
                                        10.10 to Annual Report for 1993 on Form
                                        10-K [SEC File No. 0-20646])
                   10.11 Agreement and Plan of Merger, dated as of September 13, 1995, among the Company, CSAR Acquisition, Inc., GAR Holding Company and each of the stockholders, warrantholders and optionees of GAR Holding Company, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of October 31, 1995 (Incorporated by reference - Exhibit 10.11 to Report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
                   10.12 1996 Director Equity Plan of the Company (Incorporated by reference -
                                        Exhibit 10.12 to Report on Form 10-Q
                                        for the quarter ended March 31, 1996
                                        [SEC File No. 0-20646])
                   21.01                Subsidiaries of the Company
                   23.01 Consent of Arthur Andersen LLP in connection with the Company's
                                        Registration Statements on Form S-8
                   27.01                Financial Data Schedule (For SEC
                                        purposes only)