Form 10-Q
period 1997-03-31
CARAUSTAR INDUSTRIES INC
filed 1997-05-15
CIK 825692

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                     Commission File Number:     0-20646
                                              ------------

                           CARAUSTAR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                                   58-1388387
--------------------------------------          -------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                              Number)

                             3100 Washington Street
                            Austell, Georgia  30001
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

                              X  Yes      No
                             ---      ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, May 7, 1997.


  Common Stock, $.10 par value                          24,612,160
----------------------------------                   ----------------
          (Class)                                      (Outstanding)


================================================================================

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997



                          CARAUSTAR INDUSTRIES, INC.




                               TABLE OF CONTENTS


                                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of March 31, 1997                                          3
                    and December 31, 1996

                    Condensed Consolidated Statements of Income for the three-month                                     4
                    periods ended March 31, 1997 and March 31, 1996

                    Condensed Consolidated Statements of Cash Flows for the three-month                                 5
                    periods ended March 31, 1997 and March 31, 1996

                    Notes to Condensed Consolidated Financial Statements                                                6

Item 2.             Management's Discussion and Analysis of Financial                                                   7
                    Condition and Results of Operations for the three-month
                    periods ended March 31, 1997 and March 31, 1996


PART II - OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders                                                11

Item 6.             Exhibits and Reports on Form 8-K                                                                   12


SIGNATURES                                                                                                             13

EXHIBIT INDEX                                                                                                          14



FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  March 31,               December 31,
                                                                                    1997                     1996*
                                                                                  --------                ------------
                                                                                 (Unaudited)
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  15,635               $  11,989
   Receivables, net                                                                  65,110                  59,789
   Inventories                                                                       46,170                  46,468
   Refundable income taxes                                                             -                      5,620
   Other current assets                                                               5,067                   3,187
                                                                                  ---------               ---------
              Total current assets                                                  131,982                 127,053
                                                                                  ---------               ---------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                               5,640                   5,640
   Buildings and improvements                                                        77,486                  74,837
   Machinery and equipment                                                          327,021                 313,379
   Furniture and fixtures                                                             9,226                   9,098
                                                                                  ---------               ---------
                                                                                    419,373                 402,954
   Less accumulated depreciation                                                   (152,745)               (146,120)
                                                                                  ---------               ---------
   Property, plant and equipment, net                                               266,628                 256,834
                                                                                  ---------               ---------
GOODWILL, net                                                                        85,817                  81,124
                                                                                  ---------               ---------
OTHER ASSETS                                                                         11,360                  11,269
                                                                                  ---------               ---------
                                                                                  $ 495,787               $ 476,280
                                                                                  =========               =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $      29               $      29
   Cash overdraft                                                                    10,455                  11,230
   Accounts payable                                                                  30,535                  31,117
   Accrued liabilities                                                               29,120                  28,840
   Income taxes payable                                                                 980                    -
   Dividends payable                                                                  3,463                   3,501
                                                                                  ---------               ---------
              Total current liabilities                                              74,582                  74,717
                                                                                  ---------               ---------
REVOLVING CREDIT LOANS                                                              120,000                 100,000
                                                                                  ---------               ---------
LONG-TERM DEBT, less current maturities                                              85,458                  83,261
                                                                                  ---------               ---------
DEFERRED INCOME TAXES                                                                25,878                  24,787
                                                                                  ---------               ---------
DEFERRED COMPENSATION                                                                 5,669                   5,727
                                                                                  ---------               ---------
OTHER LIABILITIES                                                                     3,700                   3,782
                                                                                  ---------               ---------
MINORITY INTEREST                                                                    13,798                  13,436
                                                                                  ---------               ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 5,000,000 shares authorized;
       none issued                                                                     -                       -
   Common stock, $.10 par value; 60,000,000 shares authorized,
       24,820,763 and 25,053,460 shares issued and outstanding
       at March 31, 1997 and December 31, 1996, respectively                          2,482                   2,505
   Additional paid-in capital                                                       128,015                 140,144
   Retained earnings                                                                 36,205                  27,921
                                                                                  ---------               ---------
                                                                                    166,702                 170,570
                                                                                  ---------               ---------
                                                                                  $ 495,787               $ 476,280
                                                                                  =========               =========

   *Condensed from audited financial statements.
   The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                    1997                    1996
                                                                                    ----                    ----
                                                                                             (Unaudited)
SALES                                                                             $ 164,535               $ 151,619
FREIGHT                                                                               6,952                   7,100
                                                                                  ---------               ---------
       Net sales                                                                    157,583                 144,519

COST OF SALES                                                                       113,763                 101,179
                                                                                  ---------               ---------
       Gross profit                                                                  43,820                  43,340

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         21,710                  19,054
                                                                                  ---------               ---------
       Operating income                                                              22,110                  24,286

OTHER (EXPENSE) INCOME:
Interest expense                                                                     (3,255)                 (2,154)
Interest income                                                                          70                     132
Equity in income of unconsolidated affiliates                                           816                    -
Other, net                                                                              (59)                      5
                                                                                  ---------               ---------
                                                                                     (2,428)                 (2,017)
                                                                                  ---------               ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                     19,682                  22,269

MINORITY INTEREST                                                                      (362)                   -

PROVISION FOR INCOME TAXES                                                            7,579                   8,718
                                                                                  ---------               ---------
NET INCOME                                                                        $  11,741               $  13,551
                                                                                  =========               =========

PRIMARY
-------

NET INCOME PER COMMON SHARE                                                       $    0.47              $     0.53
                                                                                  =========               =========
Primary weighted average number of shares outstanding                             $  25,163               $  25,538
                                                                                  =========               =========

FULLY DILUTED
-------------

NET INCOME PER COMMON SHARE                                                       $    0.47               $    0.53
                                                                                  =========               =========
Fully diluted weighted average number of shares outstanding                       $  25,163               $  25,611
                                                                                  =========               =========


The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 1.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                    1997                    1996
                                                                                    ----                    ----
                                                                                           (Unaudited)
Cash provided by (used in)
   Operating activities:
       Net income                                                                 $  11,741               $  13,551
       Adjustments for noncash charges                                                7,802                   5,568
       Changes in current assets and liabilities                                     (1,043)                 12,461
                                                                                  ---------               ---------
       Net cash provided by operating activities                                     18,500                  31,580
                                                                                  ---------               ---------
   Investing activities:
       Purchases of property, plant and equipment                                   (10,949)                 (7,835)
       Acquisitions of businesses                                                      -                    (22,365)
       Other                                                                          1,818                    (589)
                                                                                  ---------               ---------
       Net cash used for investing activities                                        (9,131)                (30,789)
                                                                                  ---------               ---------
   Financing activities:
       Proceeds from revolving credit loans                                          20,000                  35,000
       Repayments of revolving credit loans                                            -                    (10,000)
       Repayments of long-term debt                                                     (72)                    (22)
       Dividends paid                                                                (3,501)                 (3,076)
       Proceeds from issuances of stock                                               1,643                     629
       Purchases of stock                                                           (23,605)                (20,312)
       Other                                                                           (188)                   (156)
                                                                                  ---------               ---------
       Net cash (used in) provided by
         financing activities                                                        (5,723)                  2,063
                                                                                  ---------               ---------
   Net increase in cash and cash equivalents                                          3,646                   2,854
   Cash and cash equivalents at beginning of period                                  11,989                   8,785
                                                                                  ---------               ---------
   Cash and cash equivalents at end of period                                     $  15,635               $  11,639
                                                                                  =========               =========

   Cash payments for:
       Interest                                                                   $   1,622               $     441
                                                                                  =========               =========
       Income taxes                                                               $     874               $   1,054
                                                                                  =========               =========




The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 1.


                           CARAUSTAR INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


Note 1.       Basis of Presentation

              The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.       Common Stock Purchase Plan

              During the first quarter of 1997, the Company purchased and retired approximately 875,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These purchases were made in a series of open market transactions at an aggregate cost of $23.6 million and at prices ranging from $22.25 to $31.94 per share. The Company has cumulatively purchased 1,895,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 2,105,000 additional shares.

Note 3.       Acquisitions

              On March 31, 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in exchange for approximately 416,000 shares of the Company's common stock, valued at $10.0 million. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty and personal care products. The Company has accounted for this acquisition as a purchase and has accordingly allocated the purchase price to the acquired assets and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of $5.3 million which will be amortized over 40 years. The NGP acquisition is not expected to have a material effect on the operations of the Company.

Note 4.       Commitments and Contingencies

              The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 2.



                           CARAUSTAR INDUSTRIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.


QUARTERS ENDED MARCH 31, 1997 AND 1996

Net sales for the quarter ended March 31, 1997 increased 9.0 percent to $157.6 million from $144.5 million in the same period last year. The Company's 80 percent-owned joint venture with Tenneco Packaging, Inc., acquired in the third quarter of 1996, accounted for $24.8 million of sales during the first quarter of 1997. On a same-plant basis, excluding this acquisition from the current quarter's sales and dispositions from the year-earlier quarter's sales, net sales declined 2.6 percent. This decline was due primarily to lower average selling prices for paperboard and tube and core converted products combined with lower unit volume for converted folding cartons, partially offset by higher sales of paperstock to outside customers. Average same-mill paperboard net selling price per ton was down $12, or 3.0 percent, in the quarter to $390 versus the first quarter of 1996. Average net selling price per ton for converted tubes and cores was down $30, or 4.1 percent, to $700.

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:


                                                             The Quarter
                                                           Ended March 31,
                                                           ---------------                               %
                                                          1997           1996          Change         Change
                                                          ----           ----          ------         ------
Production source of tons sold (in thousands):
     From paperboard mill production                      227.7          176.3          51.4            29.1%
     Outside purchases                                     18.4           24.0          (5.6)          -23.3%
                                                          -----          -----         -----
          Total paperboard tonnage                        246.1          200.3          45.8            22.9%
                                                          =====          =====         =====
Tons sold by market (in thousands):
     Tube, core and can volume                             61.9           61.9           0.0             0.0%
     Folding carton volume                                 69.5           27.6          41.9           151.8%
     Gypsum facing paper volume                            65.2           62.5           2.7             4.3%
     Other specialty volume                                49.5           48.3           1.2             2.5%
                                                          -----          -----         -----
          Total paperboard tonnage                        246.1          200.3          45.8            22.9%
                                                          =====          =====         =====


FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 2.



                                                             The Quarter
                                                           Ended March 31,
                                                           ---------------                               %
                                                          1997           1996          Change         Change
                                                          ----           ----          ------         ------
Gross paper margins ($/ton):

     Mill
          Average same-mill net selling price             $ 390          $ 402          $ (12)          -3.0%
          Average same-mill recovered fiber cost             74             71              3            4.2%
                                                          -----          -----          -----
                Mill gross paper margin                   $ 316          $ 331          $ (15)          -4.5%
                                                          =====          =====          =====

     Tube and core
          Average net selling price                       $ 700          $ 730          $ (30)          -4.1%
          Average paperboard cost                           389            400            (11)          -2.8%
                                                          -----          -----          -----
                Tube and core gross paper margin          $ 311          $ 330          $ (19)          -5.8%
                                                          =====          =====          =====


Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 29.1 percent to 227.7 thousand tons in the quarter compared with the first quarter of 1996. On a same-mill basis, tons sold were essentially unchanged from the year-earlier quarter at 176.5 thousand tons. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale, tube, core and can grades for internal conversion, and folding carton grades for internal conversion) decreased 23.3 percent from the year-earlier quarter to 18.4 thousand tons. Total paperboard tonnage thus increased 22.9 percent to 246.1 thousand tons in 1997 versus 200.3 thousand tons in the first quarter last year. On a same-plant basis, total paperboard tonnage increased 1.6 percent to
203.5 thousand tons for the first quarter. Tube, core and can volume was unchanged on a quarter-over- quarter basis; folding carton volume (including the Tenneco Packaging joint venture) increased 151.8 percent; gypsum facing paper volume increased 4.3 percent; and other specialty volume increased 2.5 percent. On a same-plant basis, folding carton volume increased 2.6 percent.

The Company's gross margin decreased to 27.8 percent of net sales from 30.0 percent in the first quarter of 1996. This margin decrease was due primarily to lower gross paper margins (selling prices less raw materials costs) at the Company's paperboard mills and tube and core converting facilities combined with the acquisition of other operations with lower margins, as a percent of sales, than the Company's other operations. Recovered fiber, which is derived from recycled paperstock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Although the Company raised its selling prices in response to the increase in raw material costs, it was not able to maintain its operating margins during the entire period. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. Average same-mill recovered fiber cost per ton produced was $3 higher for the first quarter of 1997 at $74 versus $71 for the same period last year. This increase combined with the $12 per ton decrease in average net selling price resulted in a $15 per ton lower gross paper margin for paperboard. Average paperboard cost per ton consumed at the Company's tube and core converting facilities decreased $11 to $389. This decrease offset by the $30 per ton decrease in average net selling price resulted in a $19 per ton decrease in the gross paper margin for tube and core converted products in the first quarter of 1997 versus the same period last year.

Operating income declined $2.2 million, or 9.0 percent, to $22.1 million from $24.3 million in the first quarter of 1996. Operating income at comparable facilities (excluding the impact of the acquisitions and dispositions) declined $3.2 million, or 13.5 percent, due primarily to lower margins at the Company's paperboard mills and tube and core converting operations and a 7.0 percent decline in unit volume of converted folding cartons. Selling, general and administrative expenses increased $2.7 million in the first quarter of 1997 compared with the same period of last year. Excluding the acquisition and dispositions, these expenses were unchanged from the year-earlier period.

Interest expense increased to $3.3 million in the first quarter of 1997 from $2.2 million in the first quarter of 1996 as the result of higher outstanding balances under the Company's revolving credit facility.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 2.



Income from unconsolidated affiliates was $816 thousand for the first quarter of 1997 versus none for the same period of last year. This income was primarily derived from the Company's 50 percent equity interest in the joint venture with Temple-Inland, formerly Standard Gypsum Corporation, which has operated as a joint venture since the second quarter of 1996.

Net income decreased 13.4 percent from $13.6 million in the first quarter of 1996 to $11.7 million. Fully diluted net income per common share decreased
11.3 percent from $0.53 to $0.47 for the first quarter of 1997. Fully diluted weighted average shares outstanding declined 1.7 percent to 25,163,000 shares for the first quarter of 1997, primarily due to share purchases under the Company's stock purchase program.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1997, the Company had loans of $120.0 million outstanding under its revolving credit facility versus $35.0 million on March 31, 1996 and $100.0 million on December 31, 1996. The additional borrowings since December 31, 1996 along with internally generated cash were used to fund the Company's purchases of shares under its stock purchase program. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based on the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the three months ended March 31, 1997 and 1996 and for the year ended December 31, 1996, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.74 percent, 5.79 percent and 5.71 percent, respectively. Other long-term debt, less current maturities, primarily the Company's senior notes on which interest accrues at 7.74 percent, was $85.5 million at March 31, 1997 versus $83.4 million at March 31, 1996 and $83.3 million at December 31, 1996. The increase was due to the Company's assumption of approximately $2.3 million of debt in conjunction with the March 31, 1997 acquisition of The New General Packaging Service, Inc. (NGP). The Company subsequently repaid this debt during the second quarter of 1997.

Cash generated from operations was $18.5 million for the first quarter of 1997 compared with $31.6 million for the same period last year. The decrease in 1997 compared to the first quarter of 1996 was primarily due to unfavorable changes in working capital including inventory, other current assets, accounts payable and accrued liabilities combined with lower net income.

Capital expenditures, excluding acquisitions, were $10.9 million in the first quarter of 1997 versus $7.8 million for the same period last year. Capital expenditures of approximately $52.5 million are anticipated for 1997.

Cash dividends of $3.5 million were paid in the first quarter of 1997 versus $3.1 million in the same period last year. The Company's senior notes agreement contains a provision which limits the payment of dividends, on a cumulative basis, to a base amount plus 33 percent of the Company's cumulative consolidated net income since October 1992. The Company does not believe that this provision will limit its ability to pay dividends at its current rate or limit its ability to increase dividends in the future. The revolving credit facility contains no specific limitations on the payment of dividends.

On March 31, 1997, the Company acquired all of the outstanding stock of NGP in exchange for approximately 416,000 shares of the Company's common stock, valued at $10.0 million. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty and personal care products.

During the first quarter of 1997, the Company purchased and retired approximately 875,000 shares of its common stock. These purchases were made in a series of open market transactions, at prices ranging from $22.25 to $31.94 per share, totaling $23.6 million. These purchases were primarily funded with borrowings under the revolving credit facility. The Company has cumulatively purchased 1,895,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 2,105,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 2.



The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility.


FORWARD-LOOKING INFORMATION

This Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are fluctuations in raw material prices and the economy in general, the degree and nature of competition, demand for the Company's products, changes in government regulations, the Company's ability to complete acquisitions and integrate the operations of acquired businesses and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART I, ITEM 4.



Item 4.       Submission of Matters to a Vote of Security Holders

       The Company's annual shareholders' meeting was held on April 16, 1997. The matters voted upon at the meeting were (1) a proposal to elect three Class II directors (Bob M. Prillaman, Russell M. Robinson, II and H. Lee Thrash, III), (2) a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1997 and
       (3) a shareholder proposal concerning the elimination of staggered terms for directors. Proposals (1) and (2) were approved, and proposal (3) was not approved, by the following margins:

                                                  Votes         Votes Against                             Broker
         Proposal                                  For           or Withheld         Abstentions         Nonvotes
         --------                                  ---           -----------         -----------         --------
         Election of Directors
             Bob M. Prillaman                  21,501,093          54,270                --                 --
             Russell M. Robinson, II           21,497,553          57,810                --                 --
             H. Lee Thrash, III                21,500,868          54,495                --                 --




                                                Votes           Votes Against                             Broker
         Proposal                                For             or Withheld         Abstentions         Nonvotes
         --------                                ---             -----------         -----------         --------
         Ratification of Selection
             of Independent Public
             Accountants                       21,519,512             12,763             23,088              --

         Shareholder Proposal                   5,986,742         13,107,575            167,016           2,628,062


FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
PART II, ITEM 6.

                           CARAUSTAR INDUSTRIES, INC.


                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

            (b)  Reports on Form 8-K

                 There were no Current Reports on Form 8-K for the quarter ended March 31, 1997.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997



                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CARAUSTAR INDUSTRIES, INC.



Dated:  May 14, 1997             /s/ H. Lee Thrash, III
                                 ---------------------------------------------
                                 By:  H. Lee Thrash, III
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997



                              INDEX TO EXHIBITS

Exhibit No.     Description                                                                            Filed Herewith (*)
-----------     -----------                                                                            ------------------
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


FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997





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

11.01           Computation of Earnings per Share                                                    *

27.01           Financial Data Schedule (For SEC purposes only)                                      *
