Form 10-Q
period 1997-06-30
CARAUSTAR INDUSTRIES INC
filed 1997-08-14
CIK 825692

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                    Commission File Number:  0-20646
                                           -----------


                         CARAUSTAR INDUSTRIES, INC.
                         --------------------------
           (Exact name of registrant as specified in its charter)


          North Carolina                                       58-1388387
  -------------------------------                       ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)


                             3100 Washington Street
                            Austell, Georgia  30168
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                             X   Yes           No
                          ------        ------

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 7, 1997.


       Common Stock, $.10 par value                       24,701,172
       ----------------------------                      -------------
               (Class)                                   (Outstanding)


================================================================================

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                                                       Page
                                                                                                                       ----
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

           Condensed Consolidated Statements of Income for the three-month  . . . . . . . . . . . . . . . . . . . . . . 4 and six-month periods ended June 30, 1997 and June 30, 1996

           Condensed Consolidated Statements of Cash Flows for the six-month  . . . . . . . . . . . . . . . . . . . . . 5 periods ended June 30, 1997 and June 30, 1996

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the three-month and six-month periods ended June 30, 1997 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II - OTHER INFORMATION

Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 June 30,       December 31,
                                                                                   1997             1996*
                                                                              --------------   --------------
                                                                                (Unaudited)
                                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $     2,815      $    11,989
  Receivables, net                                                                 63,523           59,789
  Inventories                                                                      49,238           46,468
  Refundable income taxes                                                           3,016            5,620
  Other current assets                                                              5,483            3,187
                                                                              -----------      -----------
    Total current assets                                                          124,075          127,053
                                                                              -----------      -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                              5,640            5,640
  Buildings and improvements                                                       77,970           74,837
  Machinery and equipment                                                         336,621          313,379
  Furniture and fixtures                                                            9,392            9,098
                                                                              -----------      -----------
                                                                                  429,623          402,954
  Less accumulated depreciation                                                  (159,979)        (146,120)
                                                                              -----------      -----------
  Property, plant and equipment, net                                              269,644          256,834
                                                                              -----------      -----------
GOODWILL, net                                                                      85,950           81,124
                                                                              -----------      -----------
OTHER ASSETS                                                                       11,583           11,269
                                                                              -----------      -----------
                                                                              $   491,252      $   476,280
                                                                              ===========      ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                        $        29      $        29
  Accounts payable                                                                 39,641           42,347
  Accrued liabilities                                                              28,541           28,840
  Dividends payable                                                                 3,453            3,501
                                                                              -----------      -----------
    Total current liabilities                                                      71,664           74,717
                                                                              -----------      -----------

REVOLVING CREDIT LOANS                                                            116,000          100,000
                                                                              -----------      -----------
LONG-TERM DEBT, less current maturities                                            83,175           83,261
                                                                              -----------      -----------
DEFERRED INCOME TAXES                                                              25,843           24,787
                                                                              -----------      -----------
DEFERRED COMPENSATION                                                               5,607            5,727
                                                                              -----------      -----------
OTHER LIABILITIES                                                                   4,160            3,782
                                                                              -----------      -----------
MINORITY INTEREST                                                                  14,196           13,436
                                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued                                                             0                0
  Common stock, $.10 par value; 60,000,000 shares authorized,
    24,668,125 and 25,053,460 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                               2,467            2,505
  Additional paid-in capital                                                      122,569          140,144
  Retained earnings                                                                45,571           27,921
                                                                              -----------      -----------
                                                                                  170,607          170,570
                                                                              -----------      -----------
                                                                              $   491,252      $   476,280
                                                                              ===========      ===========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 1.



                 CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                              ---------------------------        -------------------------
                                                 1997             1996             1997             1996
                                            --------------   --------------   --------------   --------------
                                                      (Unaudited)                       (Unaudited)
SALES                                          $ 167,769       $ 146,217         $ 332,304       $ 297,836
FREIGHT                                            6,935           5,817            13,887          12,917
                                               ---------       ---------         ---------      ----------
    Net Sales                                    160,834         140,400           318,417         284,919

COST OF SALES                                    113,012          96,634           226,775         197,813
                                               ---------       ---------         ---------      ----------
    Gross profit                                  47,822          43,766            91,642          87,106

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         23,130          19,124            44,840          38,178
                                               ---------       ---------         ---------      ----------
    Operating income                              24,692          24,642            46,802          48,928

OTHER (EXPENSE) INCOME:
Interest expense                                  (3,524)         (2,066)           (6,779)         (4,220)
Interest income                                       65             166               135             298
Nonrecurring gain                                      0           2,357                 0           2,357
Equity in income of unconsolidated affiliates        365             277             1,181             277
Other, net                                           (42)           (302)             (101)           (297)
                                               ---------       ---------         ---------      ----------
                                                  (3,136)            432            (5,564)         (1,585)
                                               ---------       ---------         ---------      ----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                               21,556          25,074            41,238          47,343

MINORITY INTEREST                                   (398)             (5)             (760)             (5)

PROVISION FOR INCOME TAXES                         8,339           9,742            15,918          18,460
                                               ---------       ---------         ---------      ----------

NET INCOME                                     $  12,819       $  15,327         $  24,560      $   28,878
                                               =========       =========         =========      ==========


PRIMARY
-------

NET INCOME PER COMMON SHARE                    $    0.51       $    0.61         $    0.98      $     1.14
                                               =========       =========         =========      ==========

Primary weighted average number
  of shares outstanding                           24,908          25,228            25,035          25,383
                                               =========       =========         =========      ==========


FULLY DILUTED
-------------

NET INCOME PER COMMON SHARE                    $    0.51       $    0.61         $    0.98      $     1.14
                                               =========       =========         =========      ==========

Fully diluted weighted average number
  of shares outstanding                           24,988          25,237            25,075          25,437
                                               =========       =========         =========      ==========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 1.


                 CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                              ------------------------------
                                                                                   1997             1996
                                                                              --------------   -------------
Cash provided by (used in)                                                              (Unaudited)
  Operating activities:
     Net income                                                                $   24,560       $   28,878
     Adjustments for noncash charges                                               15,676            8,746
     Changes in current assets and liabilities                                     (9,043)           2,431
                                                                               ----------        ----------

     Net cash provided by operating activities                                     31,193           40,055
                                                                               ----------       ----------

  Investing activities:
     Purchases of property, plant and equipment                                   (21,038)         (16,287)
     Acquisitions of businesses                                                         0          (22,365)
     Proceeds from sale of interest in net assets of subsidiary                         0           10,774
     Other                                                                          1,795            4,263
                                                                               ----------       ----------

     Net cash used in investing activities                                        (19,243)         (23,615)
                                                                               ----------       ----------

  Financing activities:
     Proceeds from revolving credit loans                                          39,000           35,000
     Repayments of revolving credit loans                                         (23,000)         (28,000)
     Repayments of long-term debt                                                  (2,355)             (56)
     Dividends paid                                                                (6,965)          (6,046)
     Proceeds from issuances of stock                                               2,021              988
     Purchases of stock                                                           (29,444)         (20,312)
     Other                                                                           (381)            (368)
                                                                               ----------        ---------

     Net cash used in financing activities                                        (21,124)         (18,794)
                                                                               ----------        ---------

  Net decrease in cash and cash equivalents                                        (9,174)          (2,354)
  Cash and cash equivalents at beginning of period                                 11,989            8,785
                                                                               ----------       ----------
  Cash and cash equivalents at end of period                                   $    2,815       $    6,431
                                                                               ==========       ==========

  Cash payments for:
     Interest                                                                  $    6,753       $    4,102
                                                                               ==========       ==========
     Income taxes                                                              $   13,391       $   17,568
                                                                               ==========       ==========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 1.

                          CARAUSTAR INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (UNAUDITED)


Note 1.    Basis of Presentation

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the 1997 presentation.

Note 2.    Common Stock Purchase Plan

           During the first six months of 1997, the Company purchased and retired 1,106,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These purchases were made in a series of open market transactions at an aggregate cost of $29.4 million and at prices ranging from $22.25 to $31.94 per share. The Company has cumulatively purchased 2,126,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,874,000 additional shares.

Note 3.    Acquisitions

           On March 31, 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in exchange for approximately 429,000 shares of the Company's common stock, valued at $10.3 million. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty and personal care products. The Company has accounted for this acquisition as a purchase and has accordingly allocated the purchase price to the acquired assets and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of $5.9 million which will be amortized over 40 years. The NGP acquisition is not expected to have a material effect on the operations of the Company.

Note 4.    Subsequent Event

           In July 1997, the Company replaced its $200 million bank revolving credit facility with a $400 million, five-year bank revolving credit facility and refinanced the loans outstanding with loans under the new facility. The new credit facility may be

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 1.



           increased up to $500 million and its maturity extended by up to three additional years, subject to certain conditions and approvals. Interest under the new facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating, should it attain such a rating in the future. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Note 5.    Statement of Financial Accounting Standards No. 128

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

           The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior-period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma EPS, as if the Company adopted SFAS No. 128 on January 1 of each period presented, is as follows:

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                 June 30,
                                                       ------------------        ----------------
                                                       1997         1996         1997        1996
                                                       ----         ----         ----        ----
                          Basic EPS                    $0.52        $0.62        $0.99      $1.16
                          Diluted EPS                  $0.51        $0.61        $0.98      $1.14

Note 6.    Commitments and Contingencies

           The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.



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


QUARTERS ENDED JUNE 30, 1997 AND 1996

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the period indicated:

                                                                   Quarters
                                                                Ended June 30,                          %
                                                             --------------------
                                                               1997         1996       Change        Change
                                                               ----         ----       ------        ------
Production source of tons of paperboard
  sold (in thousands):
     From paperboard mill production                           230.7        181.1        49.6         27.4%
     Outside purchases                                          20.8         28.4        (7.6)       -26.8%
                                                              ------       ------      ------
             Total paperboard tonnage                          251.5        209.5        42.0         20.0%
                                                              ======       ======      ======

Tons sold by market (in thousands):
     Tube, core and can volume                                  67.8         68.8        (1.0)        -1.5%
     Folding carton volume                                      66.5         27.3        39.2        143.6%
     Gypsum facing paper volume                                 66.7         63.3         3.4          5.4%
     Other specialty volume                                     50.5         50.1         0.4          0.8%
                                                              ------       ------      ------
             Total paperboard tonnage                          251.5        209.5        42.0         20.0%
                                                              ======       ======      ======

                                                                   Quarters
                                                                Ended June 30,                          %
                                                             --------------------
                                                               1997         1996       Change        Change
                                                               ----         ----       ------        ------
Gross paper margins ($/ton):
  Mill:
     Average same-mill net selling price                       $ 395        $ 389      $    6          1.5%
     Average same-mill recovered fiber cost                       71           59          12         20.3%
                                                               -----        -----      ------
             Mill gross paper margin                           $ 324        $ 330      $   (6)        -1.8%
                                                               =====        =====      ======

  Tube and core:
     Average net selling price                                 $ 711        $ 734      $  (23)        -3.1%
     Average paperboard cost                                     393          401          (8)        -2.0%
                                                               -----        -----      ------
             Tube and core gross paper margin                  $ 318        $ 333      $  (15)        -4.5%
                                                               =====        =====      ======

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.





Net sales for the quarter ended June 30, 1997 increased 14.6 percent to $160.8 million from $140.4 million in the same period last year. Acquisitions completed since the second quarter of 1996, including NGP and the Company's 80 percent-owned joint venture with Tenneco Packaging, Inc., accounted for $22.6 million of sales during the second quarter of 1997. On a same-plant basis, excluding acquisitions from the current quarter's sales and dispositions from the year-earlier quarter's sales, net sales were essentially unchanged.

Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 27.4 percent to 230.7 thousand tons in the quarter compared with the second quarter of 1996. On a same-mill basis, tons sold increased 2.2 percent to 185.1 thousand tons from the year-earlier period. Purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale and other grades of paperboard for internal conversion) decreased 26.8 percent from the year-earlier quarter to 20.8 thousand tons. Total paperboard tonnage thus increased 20.0 percent to 251.5 thousand tons in 1997 versus 209.5 thousand tons in the second quarter last year. On a same-plant basis, total paperboard tonnage increased 1.3 percent to 212.2 thousand tons for the second quarter. Tube, core and can volume declined 1.5 percent on a quarter-over-quarter basis; folding carton volume (including the Tenneco Packaging joint venture) increased
143.6 percent; gypsum facing paper volume increased 5.4 percent; and other specialty volume increased 0.8 percent. On a same-plant basis, folding carton volume increased 4.8 percent.

The Company's gross margin decreased to 29.7 percent of net sales from 31.2 percent in the second quarter of 1996. This margin decrease was due primarily to lower gross paper margins (selling prices less raw materials costs) at the Company's paperboard mills and tube and core converting plants combined with the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations. Average same-mill recovered fiber cost per ton produced was $12 higher for the second quarter of 1997 at $71 versus $59 for the same period last year. This increase, offset by the $6 per ton increase in average net selling price, resulted in a $6 per ton lower gross paper margin for paperboard. Average paperboard cost per ton consumed at the Company's tube and core converting facilities decreased $8 to $393. This decrease was more than offset by the $23 per ton decrease in average net selling price. The net result was a $15 per ton decrease in the gross paper margin for tube and core converted products in the second quarter of 1997 versus the same period last year.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.


Market prices for certain grades of recycled paperstock have increased significantly during the first weeks of the third quarter from their levels of earlier this year. These price increases ranged from approximately $5 to $30 per ton, depending on grade. The Company has traditionally responded to such increases, if sustained, by shifting its paperstock consumption to lower cost grades of paperstock and/or raising the selling prices of its products. The Company expects that such responses will mitigate the impact of higher recovered fiber costs, although any selling price increase would initially lag cost increases, and there can be no assurance that the Company can successfully implement such price increases.

Operating income was essentially unchanged for the second quarter at $24.7 million versus $24.6 million last year. Operating income at comparable facilities (excluding the impact of acquisitions and dispositions) declined $1.8 million, or 7.3 percent, due primarily to lower margins at paperboard mills and converting operations, partially offset by higher unit volume and improved results at paperstock operations. Selling, general and administrative expenses increased $4.0 million in the second quarter of 1997 compared with the same period of last year. Excluding acquisitions and dispositions, these expenses increased $1.0 million, or 5.2 percent from the year-earlier quarter.

Interest expense increased to $3.5 million in the second quarter of 1997 from $2.1 million in the second quarter of last year as the result of higher average outstanding borrowings under the revolving credit facility.

Net income decreased 16.4 percent from $15.3 million in the second quarter of 1996 to $12.8 million. The year-earlier quarter's results included a pre-tax nonrecurring gain of $2.4 million from the sale of a 50 percent interest in the net assets of Standard Gypsum Corporation. Excluding this gain, net income for the second quarter of 1997 declined $1.1 million, or 7.9 percent, compared to the second quarter of 1996. Fully diluted net income per common share decreased 16.4 percent to $0.51 in the second quarter of 1997 from $0.61 in the second quarter last year. Excluding the nonrecurring gain, fully diluted net income per common share decreased $0.04, or 7.3 percent.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.





                                                                  Six Months
                                                                Ended June 30,
                                                             --------------------                       %
                                                               1997         1996       Change        Change
                                                               ----         ----       ------        ------
Production source of tons of paperboard
  sold (in thousands):
     From paperboard mill production                           458.5        357.4       101.1         28.3%
     Outside purchases                                          39.2         52.4       (13.2)       -25.2%
                                                              ------       ------      ------
             Total paperboard tonnage                          497.7        409.8        87.9         21.4%
                                                              ======       ======      ======

Tons sold by market (in thousands):
     Tube, core and can volume                                 129.7        130.6        (0.9)        -0.7%
     Folding carton volume                                     136.0         55.0        81.0        147.3%
     Gypsum facing paper volume                                131.9        125.8         6.1          4.8%
     Other specialty volume                                    100.1         98.4         1.7          1.7%
                                                              ------       ------      ------
             Total paperboard tonnage                          497.7        409.8        87.9         21.4%
                                                              ======       ======      ======

                                                                  Six Months
                                                                Ended June 30,
                                                             --------------------                       %
                                                               1997         1996       Change        Change
                                                               ----         ----       ------        ------
Gross paper margins ($/ton):
  Mill:
     Average same-mill net selling price                       $ 392        $ 395      $   (3)        -0.8%
     Average same-mill recovered fiber cost                       72           65           7         10.8%
                                                               -----        -----      ------
             Mill gross paper margin                           $ 320        $ 330      $  (10)        -3.0%
                                                               =====        =====      ======

  Tube and core:
     Average net selling price                                 $ 706        $ 732      $  (26)        -3.6%
     Average paperboard cost                                     391          401         (10)        -2.5%
                                                               -----        -----      ------
             Tube and core gross paper margin                  $ 315        $ 331      $  (16)        -4.8%
                                                               =====        =====      ======

Net sales for the six months ended June 30, 1997 increased 11.8 percent to $318.4 million from $284.9 million in the same period last year. Acquisitions accounted for $47.4 million of sales during the first half of 1997. Excluding acquisitions and dispositions, net sales declined 1.6 percent.

Tons sold from paperboard mill production increased 28.3 percent to 458.5 thousand tons in the first six months of 1997 compared with the first half of 1996. On a same-mill basis, tons sold were up 1.2 percent to 361.6 thousand tons. Purchases of paperboard from outside manufacturers declined 25.2 percent from the first half of 1996 to 39.2 thousand tons. Total paperboard tonnage thus increased 21.4 percent to 497.7 thousand tons in 1997 versus 409.8 thousand tons in the first six months of 1996. On a same-plant basis, total paperboard tonnage increased 1.4 percent. Tube, core and can volume decreased
0.7 percent for the first half of 1997 versus 1996; folding carton volume (including the Tenneco Packaging joint venture) increased 147.3 percent;

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.



gypsum facing paper volume increased 4.8 percent; and other specialty volume increased 1.7 percent. On a same-plant basis, folding carton volume increased
3.7 percent.

Gross margin for the first six months of 1997 decreased to 28.8 percent of net sales from 30.6 percent for the same period last year. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower gross paper margins at the Company's paperboard mills and tube and core converting facilities. Average same-mill recovered fiber cost per ton produced was $7 higher for the first six months of 1997 at $72 versus $65 for the same period last year. This increase, combined with the $3 per ton decrease in same-mill average net selling price, resulted in a $10 per ton lower gross paper margin for paperboard. Average paperboard cost per ton consumed at tube and core converting plants decreased $10 to $391. This decrease was more than offset by the $26 per ton decrease in average net selling price. The net result was a $16 per ton decline in the gross paper margin for tube and core converted products in the first half of 1997 versus the first half of 1996.

Operating income declined $2.1 million, or 4.3 percent, to $46.8 million from $48.9 million for the first six months of 1996. Operating income at comparable facilities declined $5.0 million, or 10.3 percent. This decline was due primarily to lower margins at paperboard mills and converting operations, partially offset by higher unit volume and improved results at paperstock operations. Selling, general and administrative expenses increased $6.7 million in the first six months of 1997 versus the same period of 1996. Excluding acquisitions and dispositions, these expenses increased $1.0 million from the year-earlier period.

Interest expense increased to $6.8 million in the first half of 1997 from $4.2 million in the same period last year due to higher average outstanding borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates was $1.2 million for the first six months of 1997 versus $277 thousand for the first half of 1996. This income was primarily derived from the Company's 50 percent interest in the joint venture with Temple-Inland, which has operated as a joint venture since the second quarter of 1996.

Net income decreased 15.0 percent from $28.9 million in the first half of 1996 to $24.6 million. Excluding the nonrecurring gain on the sale of a 50 percent interest in the net assets of Standard Gypsum from 1996's six-month results, net income declined $2.9 million, or 10.5 percent. Fully diluted net income per common share decreased 14.0 percent to $0.98 for the first six months of 1997 from $1.14 for the first six months of last year. Excluding the nonrecurring gain, net income per common share decreased $0.10, or 9.3 percent.


LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1997, the Company had loans of $116.0 million outstanding under its revolving credit facility versus $17.0 million on June 30, 1996 and $100.0 million on December 31, 1996.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.




Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the six months ended June 30, 1997 and 1996 and for the year ended December 31, 1996, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.87 percent, 5.79 percent and 5.71 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $83.2 million at June 30, 1997 versus $83.3 million at June 30, 1996 and December 31, 1996.

In July 1997, the Company replaced its $200 million bank revolving credit facility with a $400 million, five-year bank revolving credit facility and refinanced the loans outstanding with loans from the new facility. The new credit facility may be increased up to $500 million and its maturity extended by up to three additional years, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and general corporate purposes, including acquisitions. Interest under the new facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating, should it attain such a rating in the future. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Cash generated from operations was $31.2 million for the first half of 1997 compared with $40.1 million for the same period last year. The decrease in 1997 compared to the first half of 1996 was primarily due to increased net working capital needs, combined with lower net income.

Capital expenditures, excluding acquisitions, were $21.0 million in the first half of 1997 versus $16.3 million for the same period last year. Capital expenditures of approximately $45.0 million are anticipated for 1997.

Cash dividends of $7.0 million were paid in the first half of 1997 versus $6.0 million in the same period last year. The Company's senior notes agreement contains a provision which limits the payment of dividends, on a cumulative basis, to a base amount plus 33 percent of the Company's cumulative consolidated net income since October of 1992. The Company does not believe that this provision will limit its ability to pay dividends at its current rate or limit its ability to increase dividends in the future. The revolving credit agreement contains no specific limitations on the payment of dividends.

During the first half of 1997, the Company purchased and retired 1,106,000 shares of its common stock. These purchases were made in a series of open market transactions, at prices ranging from $22.25 to $31.94 per share, totaling $29.4 million. These purchases were primarily funded with borrowings under the revolving credit facility and internally generated cash. The Company has cumulatively purchased 2,126,000 shares since January 1996. The Company's board of directors

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART I, ITEM 2.


has authorized purchases of up to 1,874,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility.


FORWARD-LOOKING INFORMATION

This Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are fluctuations in raw material prices and the economy in general, the degree and nature of competition, demand for the Company's products, changes in government regulations, the Company's ability to complete acquisitions and integrate the operations of acquired businesses and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART II, ITEM 2.

                          CARAUSTAR INDUSTRIES, INC.

                         PART II.  OTHER INFORMATION


Item 2.    Changes in Securities

           On March 31, 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in a merger transaction in exchange for an aggregate of 429,225 shares (including shares issued pursuant to post-closing adjustment), valued at approximately $10.3 million. The shares were issued to the holders of the outstanding capital stock of NGP in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
PART II, ITEM 6.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.


           (b)   Reports on Form 8-K

                 There were no Current Reports on Form 8-K for the quarter ended June 30, 1997.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARAUSTAR INDUSTRIES, INC.



Dated:  August 12, 1997                /s/ H. Lee Thrash, III
                                       ------------------------------------
                                       By:  H. Lee Thrash, III
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


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

                 10.01         Note Agreement, dated as of October 1, 1992, between the Company and the
                               Prudential Insurance Company of America, regarding the Company's 7.89%
                               Senior Subordinated Notes (Incorporated by reference - Exhibit 10.02 to
                               Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

                 10.02         Amendment Agreement, dated as of June 2, 1995, between the Company and the
                               Prudential Insurance Company of America regarding the Company's 7.89%
                               Senior Subordinated Notes (Incorporated by reference - Exhibit 10.03 to
                               Report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No.
                               0-20646])

                 10.03         Amendment Agreement, dated as of July 23, 1997, between the Company and the            *
                               Prudential Insurance Company of America regarding the Company's 7.89%
                               Senior Subordinated Notes

                 10.04         Employment Agreement, dated December 31, 1990, between the Company and
                               Thomas V. Brown (Incorporated by reference - Exhibit 10.06 to Registration
                               Statement on Form S-1 [SEC File No. 33-50582])

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997



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

                 10.07         1987 Executive Stock Option Plan (Incorporated by reference - Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])

                 10.08         1993 Key Employees' Share Ownership Plan (Incorporated by reference -
                               Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-
                               50582])

                 10.09         Energy Purchase Agreement, dated December 18, 1989, between Camden
                               Paperboard Corporation and Camden Cogen, L.P. (Incorporated by reference -
                               Exhibit 10.11 to Registration Statement on Form S-1 [SEC File No. 33-
                               50582])

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

                 10.13         Credit Agreement, dated as of July 23, 1997, by and among the Company, as              *
                               Borrower, the banks listed therein, Bankers Trust Company, as
                               Administrative Agent, NationsBank, N.A., as Syndication Agent, SunTrust
                               Bank, Atlanta, as Documentation Agent, First Union National Bank, as
                               Managing Agent and each of Credit Lyannais, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo - Mitsubishi, Ltd., and Wachovia Bank, as
                               Co-Agents

                 11.01         Computation of Earnings per Share                                                      *

                 27.01         Financial Data Schedule (For SEC purposes only)                                        *