Form 10-Q
period 1997-09-30
CARAUSTAR INDUSTRIES INC
filed 1997-11-14
CIK 825692

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number: 0-20646
                                                 -------

                           CARAUSTAR INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                   58-1388387
----------------------------------                --------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                             3100 Washington Street
                             Austell, Georgia 30106
                             ----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 x    Yes      No
                               ----       ----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 7, 1997.

    Common Stock, $.10 par value                       25,307,603
--------------------------------------      ----------------------------------
               (Class)                                (Outstanding)


===============================================================================

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                           CARAUSTAR INDUSTRIES, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                                                               Page
                                                                                                               ----
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996..................................................................................3

           Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996.................................4

           Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997 and September 30, 1996................................................5

           Notes to Condensed Consolidated Financial Statements...................................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the three-month and nine-month periods ended September 30, 1997 and September 30,1996.................................................9


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................................................16


SIGNATURES.......................................................................................................17

EXHIBIT INDEX....................................................................................................18

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 1.


                   CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              September 30, December 31,
                                                                                  1997         1996*
                                                                              ------------- ------------
                                                                              (Unaudited)
                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  10,600    $  11,989
   Receivables, net                                                               73,964       59,789
   Inventories                                                                    59,569       46,468
   Refundable income taxes                                                             0        5,620
   Other current assets                                                            5,390        3,187
                                                                               ---------    ---------
     Total current assets                                                        149,523      127,053
                                                                               ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                            5,802        5,640
   Buildings and improvements                                                     82,591       74,837
   Machinery and equipment                                                       359,567      313,379
   Furniture and fixtures                                                          9,781        9,098
                                                                               ---------    ---------
                                                                                 457,741      402,954
   Less accumulated depreciation                                                (167,162)    (146,120)
                                                                               ---------    ---------
   Property, plant and equipment, net                                            290,579      256,834
                                                                               ---------    ---------
GOODWILL, net                                                                     96,473       81,124
                                                                               ---------    ---------
OTHER ASSETS                                                                      11,484       11,269
                                                                               ---------    ---------
                                                                               $ 548,059    $ 476,280
                                                                               =========    =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $      29    $      29
   Accounts payable                                                               45,611       42,347
   Accrued liabilities                                                            27,525       28,840
   Income taxes payable                                                            2,828            0
   Dividends payable                                                               3,541        3,501
                                                                               ---------    ---------
     Total current liabilities                                                    79,534       74,717
                                                                               ---------    ---------

REVOLVING CREDIT LOANS                                                           134,000      100,000
                                                                               ---------    ---------
LONG-TERM DEBT, less current maturities                                           83,203       83,261
                                                                               ---------    ---------
DEFERRED INCOME TAXES                                                             29,623       24,787
                                                                               ---------    ---------
DEFERRED COMPENSATION                                                              5,538        5,727
                                                                               ---------    ---------
OTHER LIABILITIES                                                                  4,250        3,782
                                                                               ---------    ---------
MINORITY INTEREST                                                                 14,667       13,436
                                                                               ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 5,000,000 shares
     authorized; none issued                                                           0            0
   Common stock, $.10 par value; 60,000,000 shares authorized,
     25,293,313 and 25,053,460 shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively                        2,529        2,505
   Additional paid-in capital                                                    140,062      140,144
   Retained earnings                                                              54,653       27,921
                                                                               ---------    ---------
                                                                                 197,244      170,570
                                                                               ---------    ---------
                                                                               $ 548,059    $ 476,280
                                                                               =========    =========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 1.

                   CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                ----------------------    ----------------------
                                                  1997          1996         1997        1996
                                                ---------    ---------    ---------    ---------
                                                     (Unaudited)                (Unaudited)
SALES                                           $ 180,705    $ 165,009    $ 513,009    $ 462,845
FREIGHT                                             6,985        6,810       20,872       19,727
                                                ---------    ---------    ---------    ---------
     Net Sales                                    173,720      158,199      492,137      443,118

COST OF SALES                                     126,920      111,197      353,695      309,010
                                                ---------    ---------    ---------    ---------
     Gross profit                                  46,800       47,002      138,442      134,108

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                         21,660       20,813       66,500       58,991
                                                ---------    ---------    ---------    ---------
     Operating income                              25,140       26,189       71,942       75,117

OTHER (EXPENSE) INCOME:
Interest expense                                   (3,629)      (3,286)     (10,408)      (7,506)
Interest income                                        92          135          227          433
Nonrecurring gain                                       0            0            0        2,357
Equity in income of unconsolidated affiliates          25          808        1,206        1,085
Other, net                                           (246)         717         (347)         420
                                                ---------    ---------    ---------    ---------
                                                   (3,758)      (1,626)      (9,322)      (3,211)
                                                ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                               21,382       24,563       62,620       71,906

MINORITY INTEREST                                    (471)        (291)      (1,231)        (296)

PROVISION FOR INCOME TAXES                          8,287        9,506       24,205       27,966
                                                ---------    ---------    ---------    ---------

NET INCOME                                      $  12,624    $  14,766    $  37,184    $  43,644
                                                =========    =========    =========    =========


PRIMARY
-------
NET INCOME PER COMMON SHARE                     $    0.50    $    0.58    $    1.48    $    1.72
                                                =========    =========    =========    =========

Primary weighted average number
   of shares outstanding                           25,240       25,300       25,104       25,355
                                                =========    =========    =========    =========


FULLY DILUTED
-------------
NET INCOME PER COMMON SHARE                     $    0.50    $    0.58    $    1.48    $    1.72
                                                =========    =========    =========    =========

Fully diluted weighted average number
   of shares outstanding                           25,257       25,314       25,136       25,426
                                                =========    =========    =========    =========


The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 1.



                   CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -------------------------
                                                                  1997          1996
                                                               ---------    ------------
Cash provided by (used in)                                           (Unaudited)
 Operating activities:
   Net income                                                   $ 37,184    $  43,644
   Adjustments for noncash charges                                24,906       15,851
   Changes in current assets and liabilities                      (9,786)       9,344
                                                                --------    ---------

   Net cash provided by operating activities                      52,304       68,839
                                                                --------    ---------

 Investing activities:
   Purchases of property, plant and equipment                    (30,031)     (27,009)
   Acquisitions of businesses                                     (8,479)    (139,002)
   Proceeds from sale of interest in net assets of subsidiary          0       10,524
   Other                                                           2,538        6,840
                                                                --------    ---------

   Net cash used in investing activities                         (35,972)    (148,647)
                                                                --------    ---------

 Financing activities:
   Proceeds from revolving credit loans                           67,000      145,000
   Repayments of revolving credit loans                          (33,000)     (40,000)
   Repayments of long-term debt                                  (14,007)        (110)
   Dividends paid                                                (10,418)      (9,016)
   Proceeds from issuances of stock                                2,728        1,672
   Purchases of stock                                            (29,444)     (20,312)
   Other                                                            (580)        (553)
                                                                --------    ---------

   Net cash (used in) provided by financing activities           (17,721)      76,681
                                                                --------    ---------

Net decrease in cash and cash equivalents                         (1,389)      (3,127)
Cash and cash equivalents at beginning of period                  11,989        8,785
                                                                --------    ---------
Cash and cash equivalents at end of period                      $ 10,600    $   5,658
                                                                ========    =========

Cash payments for:
   Interest                                                     $  8,761    $   5,496
                                                                ========    =========
   Income taxes                                                 $ 14,903    $  26,868
                                                                ========    =========



The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 1.


                           CARAUSTAR INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


Note 1.    Basis of Presentation

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the 1997 presentation.

Note 2.    Common Stock Purchase Plan

           During the first and second quarters of 1997, the Company purchased and retired 1,106,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors. These purchases were made in a series of open market transactions at an aggregate cost of $29.4 million and at prices ranging from $22.25 to $31.94 per share. The Company has cumulatively purchased 2,126,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,874,000 additional shares.

Note 3.    Acquisitions

           On March 31, 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in exchange for approximately 429,000 shares of the Company's common stock, valued at $10.3 million. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty and personal care products. The Company has accounted for this acquisition as a purchase and has accordingly allocated the purchase price to the acquired assets and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation resulted in goodwill of $6.1 million which will be amortized over 40 years. The NGP acquisition is not expected to have a material effect on the operations of the Company.

           On August 18, 1997, the Company acquired all of the outstanding common stock of Oak Tree Packaging Corporation ("Oak Tree") in exchange for approximately 556,000 shares of the Company's common stock, valued at $16.8 million. Simultaneous with the acquisition, the Company redeemed Oak Tree's preferred stock for approximately $8.5 million and repaid Oak Tree's debt of approximately $11.7 million.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 1.


           Oak Tree's operations consist of three folding carton plants located in Versailles, Connecticut; Thorndike, Massachusetts; and York, Pennsylvania. The Company has accounted for this transaction as a purchase and has accordingly allocated the purchase price to the acquired assets and liabilities assumed based on their estimated fair values at the date of the acquisition. This allocation resulted in goodwill of approximately $11.2 million which will be amortized over 40 years. The Oak Tree acquisition is not expected to have a material effect on the operations of the Company.

           In October 1997, subsequent to the quarter ended September 30, 1997, the Company acquired substantially all of the assets and business of Baxter Tube Company, a subsidiary of The Tranzonic Companies, for approximately $13.5 million. Baxter Tube Company manufactures spiral-wound tubes at four facilities located in Ware Shoals, South Carolina; Perrysburg, Ohio; Minerva, Ohio and Leyland, Lancaster, United Kingdom (under the name Unity Paper Tube, Ltd.). The Baxter Tube Company acquisition is not expected to have a material effect on the operations of the Company.

Note 4.    Long-Term Debt

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

Note 5.    New Accounting Pronouncements

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 1.

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

           The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior-period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma EPS, as if the Company adopted SFAS No. 128 on January 1 of each period presented, is as follows:

                          Three Months Ended            Nine Months Ended
                            September 30,                 September 30,
                    ------------------------------- ---------------------------
                        1997            1996            1997          1996
                        ----            ----            ----          ----
   Basic EPS            $0.51           $0.60          $1.50         $1.75
   Diluted EPS          $0.50           $0.58          $1.48         $1.72


           In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose descriptive information about an entity's capital structure. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS No. 129 is effective for the Company's fiscal year ending December 31, 1997. Management does not expect that SFAS No. 129 will require significant revision of prior disclosures.

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's fiscal year ending December 31, 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for the Company's fiscal year ending December 31, 1998. Management has not yet determined the effect of SFAS No. 131.

Note 6.    Commitments and Contingencies

           The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 2.



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


QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                                      Quarters
                                                                 Ended September 30,
                                                                 -------------------                        %
                                                                  1997         1996        Change        Change
                                                                 ------       ------       ------        ------
Production source of tons of paperboard
   sold (in thousands):
      From paperboard mill production                             237.5        235.8          1.7          0.7%
      Outside purchases                                            16.2         27.6        (11.4)       -41.3%
                                                                  -----        -----        -----
              Total paperboard tonnage                            253.7        263.4         (9.7)        -3.7%
                                                                  =====        =====        =====

Tons sold by market (in thousands):
      Tube, core and can volume                                    65.8         67.3         (1.5)        -2.2%
      Folding carton volume                                        74.8         76.4         (1.6)        -2.1%
      Gypsum facing paper volume                                   63.6         67.7         (4.1)        -6.1%
      Other specialty volume                                       49.5         52.0         (2.5)        -4.8%
                                                                  -----        -----        -----
              Total paperboard tonnage                            253.7        263.4         (9.7)        -3.7%
                                                                  =====        =====        =====

                                                                      Quarters
                                                                  Ended September 30,
                                                                 --------------------                       %
                                                                  1997         1996        Change        Change
                                                                 ------       ------       ------        ------
Gross paper margins ($/ton):
   Mill:
      Average net selling price                                   $ 408        $ 402        $   6          1.5%
      Average recovered fiber cost                                   93           66           27         40.9%
                                                                  -----        -----        -----
              Mill gross paper margin                             $ 315        $ 336        $ (21)        -6.3%
                                                                  =====        =====        =====

   Tube and core:
      Average net selling price                                   $ 723        $ 725        $  (2)        -0.3%
      Average paperboard cost                                       395          397           (2)        -0.5%
                                                                  -----        -----        -----
              Tube and core gross paper margin                    $ 328        $ 328        $   0          0.0%
                                                                  =====        =====        =====

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 2.


Net sales for the quarter ended September 30, 1997 increased 9.8 percent to $173.7 million from $158.2 million for the same period last year. Acquisitions completed since the third quarter of 1996 accounted for $8.8 million of sales during the third quarter of 1997. Excluding acquisitions from the current quarter's sales and dispositions from the year-earlier quarter's sales, net sales increased 5.1 percent. This increase was due primarily to higher average selling prices for paperboard and higher sales of paperstock to outside customers.

Total paperboard tonnage in the quarter decreased 3.7 percent to 253.7 thousand tons from 263.4 thousand tons in the year-earlier quarter. On a same-plant basis, excluding acquisitions, total paperboard tonnage decreased 5.0 percent. This decrease was due to the 41.3 percent reduction in purchases of paperboard from outside manufacturers (primarily gypsum facing paper for resale and other grades of paperboard for internal conversion). Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 0.7 percent in the quarter versus the year-earlier quarter. Total tonnage converted increased 4.2 percent (0.4 percent excluding acquisitions) to 92.1 thousand tons in the third quarter of 1997 from
88.4 thousand tons in the same period last year.

The Company's gross margin decreased to 26.9 percent of net sales from 29.7 percent in the third quarter of 1996. This margin decrease was due primarily to a decrease in gross paper margins at the Company's paperboard mills. Market prices for certain grades of recycled paperstock were significantly higher in the third quarter compared with the same period of last year and earlier this year. Recovered fiber costs per ton were 40.9 percent higher than in the third quarter last year. Although the Company raised its selling prices in response to these cost increases, the customary time lag in implementation of price increases prevented the Company from completely offsetting the higher fiber costs. The Company expects that its gross paper margins will improve in the fourth quarter as corresponding price increases are further realized.

Recovered fiber, which is derived from recycled paperstock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton has averaged $80 during the first three quarters of 1997. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of such dramatic cost increases, and often it experiences short-term margin shrinkage during periods of rapid price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 2.


Operating income decreased by $1.0 million, or 4.0 percent, to $25.1 million from $26.2 million in the third quarter of last year. Operating income at comparable facilities (excluding the impact of acquisitions and dispositions) declined $2.1 million, or 7.9 percent, due primarily to lower margins at the Company's paperboard mills and converting operations, partially offset by improved results at paperstock recycling operations. Selling, general and administrative expenses increased $0.8 million in the third quarter of 1997 compared with the same period last year. Excluding acquisitions and dispositions, these expenses were up $0.2 million from the year-earlier period.

Interest expense increased 10.4 percent to $3.6 million in the third quarter from $3.3 million in the same period last year as the result of higher average outstanding borrowings under the revolving credit facility.

Net income decreased $2.1 million, or 14.5 percent, to $12.6 million in the third quarter versus $14.8 million in the same period last year. Fully diluted net income per common share declined 13.8 percent to $0.50 compared to $0.58 in the third quarter last year.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                                     Nine Months
                                                                 Ended September 30,
                                                                 --------------------                       %
                                                                  1997          1996       Change        Change
                                                                 ------       -------      ------        ------
Production source of tons of paperboard
   sold (in thousands):
      From paperboard mill production                             696.0        593.3        102.7         17.3%
      Outside purchases                                            55.3         80.0        (24.7)       -30.9%
                                                                  -----        -----        -----
              Total paperboard tonnage                            751.3        673.3         78.0         11.6%
                                                                  =====        =====        =====

Tons sold by market (in thousands):
      Tube, core and can volume                                   195.5        198.0         (2.5)        -1.3%
      Folding carton volume                                       210.8        131.3         79.5         60.5%
      Gypsum facing paper volume                                  195.4        193.5          1.9          1.0%
      Other specialty volume                                      149.6        150.5         (0.9)        -0.6%
                                                                  -----        -----        -----
              Total paperboard tonnage                            751.3        673.3         78.0         11.6%
                                                                  =====        =====        =====

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 2.




                                                                     Nine Months
                                                                  Ended September 30,
                                                                  -------------------                        %
                                                                  1997          1996        Change        Change
                                                                  ----          ----        ------        ------
Gross paper margins ($/ton):
   Mill:
      Average same-mill net selling price                         $ 399        $ 398        $   1          0.3%
      Average same-mill recovered fiber cost                         80           65           15         23.1%
                                                                  -----        -----        -----
              Mill gross paper margin                             $ 319        $ 333        $ (14)        -4.2%
                                                                  =====        =====        =====

   Tube and core:
      Average net selling price                                   $ 712        $ 730        $ (18)        -2.5%
      Average paperboard cost                                       392          399           (7)        -1.8%
                                                                  -----        -----        -----
              Tube and core gross paper margin                    $ 320        $ 331        $ (11)        -3.3%
                                                                  =====        =====        =====

Net sales for the nine months ended September 30, 1997 increased 11.1 percent to $492.1 million from $443.1 million in the same period last year. Acquisitions accounted for $56.2 million of sales during the first nine months of 1997. Excluding acquisitions and dispositions, net sales increased 0.8 percent.

Total paperboard tonnage increased 11.6 percent to 751.3 thousand tons in the first nine months of 1997 compared with the same period last year. Excluding acquisitions, total paperboard tonnage was down 1.1 percent to 665.9 thousand tons. This decrease was due to a 30.9 percent reduction in purchases of paperboard from outside manufacturers. Excluding acquisitions, tons sold from paperboard mill production for the first nine months of 1997 increased 3.3 percent to 612.7 thousand tons. Total tonnage converted (including acquisitions) increased 0.6 percent to 264.0 thousand tons compared with the year-earlier period. Excluding acquisitions, total tonnage converted was down 0.7 percent compared with the first nine months of 1996.

Gross margin for the first nine months of 1997 decreased to 28.1 percent of net sales from 30.3 percent for the same period last year. This margin decrease was due primarily to lower gross paper margins at the Company's paperboard mills and tube and core converting facilities.

Operating income declined $3.2 million, or 4.2 percent, to $71.9 million from $75.1 million for the first nine months of 1996. Operating income at comparable facilities declined $7.1 million, or 9.5 percent. This decline was due primarily to lower margins at paperboard mills and converting operations, partially offset by improved results at paperstock recycling operations. Selling, general, and administrative expenses increased $7.5 million in the first nine months of 1997 versus the same period of 1996. Excluding acquisitions and dispositions, these expenses increased $1.2 million from the year-earlier period.

Interest expense increased to $10.4 million for the first nine months of 1997 from $7.5 million in the same period last year due primarily to higher average outstanding borrowings under the revolving credit facility to finance acquisitions.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 2.


Net income decreased 14.8 percent from $43.6 million in the first nine months of 1996 to $37.2 million. Excluding the nonrecurring gain on the sale of a 50 percent interest in the net assets of Standard Gypsum from the 1996 nine-month results, net income declined $5.0 million, or 11.9 percent. Fully diluted net income per common share decreased 14.0 percent to $1.48 for the first nine months of 1997 from $1.72 for the same period last year. Excluding the nonrecurring gain, net income per common share decreased $0.18, or 10.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1997, the Company had loans of $134.0 million outstanding under its revolving credit facility versus $115.0 million on September 30, 1996 and $100.0 million on December 31, 1996. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the nine months ended September 30, 1997 and 1996 and for the year ended December 31, 1996, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.84 percent,
5.70 percent and 5.71 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $83.2 million at September 30, 1997 versus $83.3 million at September 30, 1996 and December 31, 1996.

In the second quarter of 1997, the Company replaced its $200 million bank revolving credit facility with a $400 million, five-year bank revolving credit facility and refinanced the loans outstanding with loans from the new facility. The new credit facility may be increased up to $500 million and its maturity extended by up to three additional years, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and general corporate purposes, including acquisitions. Interest under the new facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating, should it attain such a rating in the future. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Cash generated from operations was $52.3 million for the nine months ended September 30, 1997 compared with $68.8 million for the same period last year. The decrease in 1997 compared to the same period in 1996 was primarily due to increased net working capital needs.

Capital expenditures, excluding acquisitions, were $30.0 million in the first nine months of 1997 versus $27.0 million for the same period last year. Capital expenditures of approximately $45.0 million are anticipated for 1997.

On August 18, 1997, the Company acquired all of the outstanding common stock of Oak Tree Packaging Corporation ("Oak Tree") in exchange for approximately 556,000 shares of the

Company's common stock, valued at $16.8 million. Simultaneous with the acquisition, the Company redeemed Oak Tree's preferred stock for approximately $8.5 million and repaid Oak Tree's debt of approximately $11.7 million. Oak Tree's operations consist of three folding carton plants located in Versailles, Connecticut; Thorndike, Massachusetts; and York, Pennsylvania. In conjunction with this acquisition, the Company recorded approximately $11.2 million in goodwill which will be amortized over 40 years.

In October 1997, subsequent to the quarter ended September 30, 1997, the Company acquired substantially all of the assets and business of Baxter Tube Company, a subsidiary of The Tranzonic Companies, for approximately $13.5 million in cash. Baxter Tube Company manufactures spiral-wound tubes at four facilities located in Ware Shoals, South Carolina; Perrysburg, Ohio; Minerva, Ohio and Leyland, Lancaster, United Kingdom (under the name Unity Paper Tube, Ltd.).

Cash dividends of $10.4 million were paid in the nine months ended September 30, 1997 versus $9.0 million in the same period last year. The Company's senior notes agreement contains a provision which limits the payment of dividends, on a cumulative basis, to a base amount plus 33 percent of the Company's cumulative consolidated net income since October of 1992. The Company does not believe that this provision will limit its ability to pay dividends at its current rate or limit its ability to increase dividends in the future. The revolving credit agreement contains no specific limitations on the payment of dividends.

During the first and second quarters of 1997, the Company purchased and retired 1,106,000 shares of its common stock. These purchases were made in a series of open market transactions, at prices ranging from $22.25 to $31.94 per share, totaling $29.4 million. These purchases were funded with borrowings under the revolving credit facility and internally generated cash. The Company has cumulatively purchased 2,126,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,874,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART I, ITEM 2.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
PART II, ITEM 6.



                           CARAUSTAR INDUSTRIES, INC.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

           (b)    Reports on Form 8-K

                  The Company filed two current reports on Form 8-K during the quarter ending September 30, 1997. The first report, filed October 9, 1997, incorporated the contents of a press release in which the Company announced that it was considering the possibility of making a cash offer for United Kingdom-based Britton Group plc. The second report, filed October 14, 1997, incorporated the contents of a press release in which the Company announced that it did not then intend to proceed with a cash offer for Britton.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARAUSTAR INDUSTRIES, INC.



Dated:  November 11, 1997      /s/ H. Lee Thrash, III
                               ------------------------------------------------
                               By: H. Lee Thrash, III
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997



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

10.02           Amendment Agreement, dated as of June 2, 1995, between the Company and the
                Prudential Insurance Company of America regarding the Company's 7.89% Senior
                Subordinated Notes (Incorporated by reference - Exhibit 10.03 to Report on Form
                10-Q for the quarter ended September 30, 1995 [SEC File No.0-20646])

10.03           Amendment Agreement, dated as of July 23, 1997, between the Company and the
                Prudential Insurance Company of America regarding the Company's 7.89% Senior
                Subordinated Notes (Incorporated by reference - Exhibit 10.03 to Report on
                Form 10-Q for the quarter ended June 30, 1997 [SEC File No. 0-20646])

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

10.13           Credit Agreement, dated as of July 23, 1997, by and among the Company, as Borrower, the banks listed therein, Bankers Trust Company, as Administrative Agent, NationsBank,
                N.A., as Syndication Agent, SunTrust Bank, Atlanta, as Documentation Agent, First
                Union National Bank, as Managing Agent and each of Credit Lyannais, The Bank of New
                York, The Bank of Nova Scotia, The Bank of Tokyo - Mitsubishi, Ltd., and Wachovia Bank,
                as Co-Agents (Incorporated by Reference - Exhibit 10.13 to Report on Form 10-Q for the
                Quarter Ended June 30, 1997 [SEC File No.0-20646])

11.01           Computation of Earnings per Share                                                         *

27.01           Financial Data Schedule (For SEC purposes only)                                           *