Form 10-K405
period 1997-12-31
CARAUSTAR INDUSTRIES INC
filed 1998-03-30
CIK 825692

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                 to
                                        ---------------    -------------

                         Commission file number 0-20646

                           CARAUSTAR INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                North Carolina                               581388387
      -------------------------------                   ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

              3100 Washington Street
               Austell, Georgia                                 30106
     ----------------------------------------                ----------
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

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

                            -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                           ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1998, computed by reference to the closing sale price on such date, was $775,892,706. As of the same date, 25,282,840 shares of Common Stock, $.10 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

================================================================================

INTRODUCTION

         Caraustar Industries, Inc., a manufacturer of recycled paperboard and converted paperboard products, operates its business through 36 subsidiaries across the United States. As used herein, the "Company" or "Caraustar" includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.



                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

General. The Company, a major manufacturer of recycled paperboard and converted paperboard products, was incorporated in North Carolina in 1980 through the consolidation of six corporations in the recycled paperboard industry previously related by common ownership and administration. The Company operates 82 facilities in the United States, Mexico and the United Kingdom, and manufactures its products primarily from recovered fiber, which is derived from recycled paperstock. At its 15 paperboard mills, the Company produces various grades of uncoated and clay-coated recycled paperboard both for internal consumption and for sale to customers in four principal markets: (1) tubes, cores and composite containers; (2) folding cartons; (3) gypsum wallboard facing paper; and (4) miscellaneous other specialty and converted products. The Company produces converted paperboard products at 48 converting plants. These plants include 30 tube and core converting plants, two composite container plants, 10 folding carton plants and six specialty converting plants. The Company also operates three plastics manufacturing plants, a composite extrusion manufacturing plant, eight paperstock recycling and processing facilities, and four contract manufacturing and contract packaging plants. In addition, the Company operates special services and other facilities which include a transportation facility, a packaging, engineering and procurement facility and an industrial adhesives manufacturing plant. The Company has an equity interest as the non-operating partner in a gypsum wallboard manufacturing plant, which has a related gypsum quarry, a specialty paperboard converting plant and a tube plant. The operations of these facilities are managed by the respective operating partners.

Operations and Products. The Company's principal manufacturing activity is the production of uncoated and clay-coated recycled paperboard. In this manufacturing process, paperstock is reduced to pulp, cleaned and refined and then processed into various grades of paperboard for internal consumption or sale in the four principal markets identified above. The Company operates a total of 15 paperboard mills in the following states: North Carolina, South Carolina, Georgia, Maryland, Virginia, New Jersey, Illinois, Iowa, Ohio, Tennessee, Pennsylvania and New York. In 1997, approximately 32% of the recycled paperboard sold by the Company's paperboard mills was consumed internally by the Company's converting facilities; the other 68% was sold to manufacturers in a variety of industries, primarily independent gypsum wallboard manufacturers, folding carton and set-up box makers, tube, can and drum producers, and miscellaneous converters of recycled paperboard. External sales of unconverted paperboard accounted for 38% and 36% of the Company's net sales in 1997 and 1996, respectively.

         Sales of tubes, cores and composite containers, together with sales of unconverted paperboard to independent manufacturers of tubes, cores and composite containers, accounted for approximately 33% and 36% of the Company's net sales in 1997 and 1996, respectively. Sales of folding cartons and related products, together with external sales of boxboard grades of unconverted paperboard, accounted for approximately 32% and 27%, respectively, of net sales in 1997 and 1996. Sales of gypsum wallboard and wallboard facing paper accounted for approximately 15% and 17%, respectively, of net sales in 1997 and 1996. Sales of other specialty, converted and laminated products accounted for approximately 13% and 14%, respectively, of the Company's net sales in 1997 and 1996. Additionally, the Company's sales of injection-molded and extruded plastic products accounted for approximately 3% of net sales in both 1997 and 1996, and external sales of paperstock accounted for approximately 4% and 3%, respectively, of net sales in 1997 and 1996.

         Caraustar continually maintains and improves its paperboard mills. During the past five years, the Company spent an average of $29.4 million annually for capital expenditures, which sums were used primarily to expand and upgrade its paperboard production and converting capacity, primarily by acquiring and maintaining state-of-the-art machinery and technology. The Company intends to continue to upgrade its existing facilities with modern, cost-efficient and productive equipment. The Company's strategic plan includes a capital expenditure program that anticipates average annual expenditures of approximately $45.0 million at its existing facilities for the next four years.

         Caraustar's 48 converting facilities produce tubes, cores and composite containers, folding cartons and set-up boxes, and specialty converted products. The Company's largest converting operation is the production of tubes and cores. The principal applications of these products are: cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Tubes and cores are produced by the spiral or convolute winding of paperboard. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds.

         The Company's 30 tube and core converting plants are operated by the Company's Star Paper Tube, Inc. subsidiary. These plants obtain most of their recycled paperboard from the Company's paperboard mills. Because of the relatively high cost of shipping tubes and cores, tube and core converting facilities generally serve customers within a relatively small geographic area. Caraustar produces all of its tube and core products to order and markets these products primarily to the synthetic fiber, paper, textile, carpet, plastic film and foil industries. Accordingly, most of the Company's tube and core converting plants are located in proximity to concentrations of customers in those industries. The Company is seeking to expand its presence in the markets for more sophisticated tubes and cores, which require stronger paper grades, higher skill and new converting technology. These markets include the yarn carrier and plastic film markets, as well as the market for cores used in certain segments of the paper industry. The Company believes these markets offer significant growth potential, as well as potentially higher operating margins.

         The Company's Federal Packaging Corporation subsidiary produces composite containers used in adhesive, sealant, food, and food service markets, as well as grease cans, tubes, cartridges and other components. Federal has two plants located in Saint Paris and Orrville, Ohio.

         The Company produces folding cartons and rigid set-up boxes at 10 carton plants - four in North Carolina and one each in Connecticut, Massachusetts, Maryland, Ohio, Pennsylvania and Tennessee. The Company's Maryland plant, acquired in March 1998, also produces specialty corrugated products. These facilities obtain approximately 50% of their recycled paperboard from the Company's paperboard mills and the remaining 50% from other manufacturers. The Company's boxes and cartons are used principally for hosiery boxes, hardware boxes, candy boxes, sports related boxes, cosmetics containers, dry food containers, film containers and containers for various other industrial applications, including textile and apparel applications.

         The Company, through its six specialty converting plants, is a major supplier of other specialty, converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries and also manufactures products for other industrial packaging applications.

         The Company also manufactures injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries, and other specialized products. The Company has an 80% equity interest in a plant in Union, South Carolina which produces such plastic products. Certain of this plant's customers also purchase the Company's tubes and cores. The plastic plant currently has four plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. These plastic products are to a large extent complementary to the Company's tube and core products. The Company also produces injection-molded plastic parts at a facility in Georgetown, Kentucky, which are primarily used as components in the manufacture of its composite containers. Plastic cartridges are produced in a new facility located in New Smyrna Beach, Florida. Composite extruded products with a wide variety of end-uses are produced in a Lancaster, South Carolina facility from recycled waste thermoplastics.

         Each of the Company's paperboard mills and most of its converting plants have paperstock recovery facilities. In addition, the Company has eight off-site paperstock recycling and processing facilities that collect and bale paperstock both for delivery to the Company's paperboard mills and for sale to third parties.

         The Company also operates four specialty packaging facilities, two in Ohio and one each in New Jersey and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies.

         The Company also provides special services and operates other facilities, including an Ohio transportation facility, a North Carolina facility which procures packaging and engineering services and an industrial adhesives manufacturing plant, also located in North Carolina.


Acquisitions. Since its incorporation, the Company has grown in part as the result of a number of acquisitions, and the Company intends to continue to evaluate and complete acquisitions as part of its strategy to focus on and expand in its primary markets. During 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP"). NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty and personal care products. Also in 1997, the Company acquired all of the common stock of Oak Tree Packaging Corporation ("Oak Tree"). Oak Tree's operations consist of three folding carton plants located in Versailles, Connecticut; Thorndike, Massachusetts; and York, Pennsylvania. Additionally in 1997, the Company and its subsidiary, Star Paper Tube, Inc., acquired substantially all of the assets and business of Baxter Tube Company ("Baxter"). Baxter manufactures spiral-wound tubes at four facilities located in Ware Shoals, South Carolina; Perrysburg, Ohio; Minerva, Ohio; and Leyland, Lancaster, United Kingdom (under the name Unity Paper Tube, Ltd.).

In March 1998, the Company acquired Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation ("Chesapeake"). Chesapeake operates an uncoated recycled paperboard mill in Baltimore, Maryland and a converting facility in Hunt Valley, Maryland which manufactures folding cartons and specialty corrugated products.

Product Distribution. Each of the Company's manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. The Company also employs divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of the Company's facilities. Approximately 129 of the Company's employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. The Company generally does not sell its products through independent sales representatives. The Company's advertising is limited to trade publications.

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

Raw Materials. Recovered fiber, derived from recycled paperstock, is the only significant raw material used in the Company's mill operations. The Company purchases approximately 68% of its paperstock requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. The balance is obtained from a combination of other sources. Some paperstock is collected from small collectors and waste collection businesses. This paperstock is sorted and baled by one of the Company's eight paperstock recycling and processing facilities and then either transferred to the Company's mills for processing or sold to third parties. Paperstock is also obtained from customers of the Company's converting operations and from waste handlers and collectors who deliver loose paperstock to the Company's mill sites for direct use without baling. Another portion of the Company's requirements is obtained from its small baler program, in which the Company leases, sells or furnishes small baling machines to businesses that bale their own paperstock for periodic collection by the Company.

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

         In the southeastern United States, where the Company historically has marketed its tubes and cores, the Company believes that it and Sonoco Products Company are the major competitors. On a national level, Sonoco is the dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total United States market in 1997. Several regional companies and numerous small local companies also compete in the tube and core market.

         The folding carton and set-up box market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be dominant in particular geographic areas or market niches. In the markets served by the Company's carton and box plants, the dominant competitor is Rock-Tenn Company.

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

         Recovered fiber costs were somewhat higher on average in 1997 compared to 1996. The Company's average cost for recovered fiber per ton of recycled paperboard produced was approximately $83 during 1997, which was up 24% from $67 per ton in 1996. While no specific information is available about competitors' actual recovered fiber costs, the Company believes that its delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, the Company believes that its lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of the Company's paperboard mills and paperstock facilities near major metropolitan areas that generate substantial supplies of paperstock. Many of the paperboard mills operated by the Company's principal competitors are located away from major metropolitan areas, and the Company believes, based on its knowledge of freight rates, that these competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber. The Company's relatively low recovered fiber costs are also attributable to its emphasis on certain recovery methods that enable the Company to avoid baling operations. The Company believes that its competitors rely primarily on off-site, company-owned and -operated paperstock baling operations that collect and bale paperstock for shipment and processing at the mill site. The Company also operates such facilities, and its experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. The Company equips most of its paperboard mills to accept unbaled paperstock for processing directly into its pulpers. In 1997 and 1996, unbaled paperstock represented approximately 12% and 14%, respectively, of the Company's total recovered fiber purchases. The Company also uses other fiber recovery methods - its small baler program and its recovery of paperstock from customers - that result in lower recovered fiber costs.

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

Employees. As of December 31, 1997, the Company had approximately 4,701 employees, of whom 3,724 are hourly and 977 are salaried. Hourly employees at the Chicago, Cincinnati, Chattanooga, Buffalo, Reading, Richmond, Rittman and Tama paperboard mills, two Federal Packaging Corporation plants, Cleveland Paperstock, General Packaging Services, two Oak Tree Packaging plants and The Garber Company (approximately 1,739 employees) are represented by labor unions. All principal union contracts expire during the period 1998-2002. The Company considers its relations with its employees to be excellent.

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

Name and Age                                      Position                       Period of Service as Executive Officer
------------                                      --------                       --------------------------------------
Thomas V. Brown (57)          President and Chief Executive Officer;             President since 1/91; CEO since 10/91;
                                Director                                          Director since 4/91
Bob M. Prillaman (65)         Senior Vice President; Director                    Senior Vice President from 1980 until
                                                                                  retirement effective 3/98; Director since 1980
Edward G. Schmitt (52)        Vice President, Mills                              Since 4/97
H. Lee Thrash, III (47)       Vice President, Planning and Development;          Vice President and CFO since 1986;
                                Chief Financial Officer; Director                 Director since 1987
Jimmy A. Russell (50)         Vice President, Tubes, Cores, Composite            Vice President since 4/93; CEO of Star Paper
                                Containers and Specialty Products                 Tube, Inc. since 1/93
James L. Walden (52)          Vice President, Carton and Custom Packaging        Since 2/93
Richard E. France (66)        Vice President, Human Resources                    Since 4/94
                                and Public Relations
John R. Foster (52)           Vice President, Sales and Marketing                Since 9/96



ITEM 2.  PROPERTIES

Facilities. The following table sets forth certain information concerning the Company's facilities. Unless otherwise indicated, such facilities are owned by the Company:

TYPE OF FACILITY
  AND LOCATION                                  PRODUCTION CAPABILITIES
--------------                                  -----------------------

PAPERBOARD MILLS (1)
Austell, GA (Mill #1)......................     Uncoated, folding and set-up
                                                boxboard, white lined and
                                                colored paperboard, specialty
                                                grades, including specialty
                                                laminates, game board/puzzle
                                                board and bookbinding board.
Austell, GA (Mill #2)......................     Tube and core board and other
                                                specialty grades.
Austell, GA (Sweetwater)...................     Gypsum wallboard facing paper,
                                                tube and core board, and folding
                                                boxboard.
Tama, IA...................................     Clay-coated boxboard and
                                                specialty grades.
Chicago, IL................................     Tube and can, folding and set-up
                                                boxboard.
Baltimore, MD..............................     Uncoated folding and set-up
                                                boxboard, white lined and
                                                colored paperboard and specialty
                                                laminates.
Charlotte, NC..............................     Uncoated, folding and set-up
                                                boxboard, white lined and
                                                colored paperboard, specialty
                                                grades, including specialty
                                                laminates, game board/puzzle
                                                board and bookbinding board.
Camden, NJ.................................     Gypsum wallboard facing paper
                                                and folding boxboard.
Buffalo, NY................................     Gypsum wallboard facing paper,
                                                tube and core board, and folding
                                                carton grades.
Cincinnati, OH.............................     Tube, can and drum, folding and
                                                set-up boxboard and gypsum
                                                wallboard facing paper.
Rittman, OH................................     Clay-coated boxboard and gypsum
                                                wallboard facing paper.
Reading, PA................................     Folding and set-up carton
                                                boxboard, white lined and
                                                special colored paperboard.
Greenville, SC.............................     Uncoated, folding and set-up
                                                boxboard, white lined and
                                                colored paperboard, specialty
                                                grades, including specialty
                                                laminates, game board/puzzle
                                                board, bookbinding board and
                                                tube and core board.
Chattanooga, TN............................     Uncoated folding and set-up
                                                boxboard, white lined and
                                                colored paperboard, specialty
                                                grades, including specialty
                                                laminates, game board/puzzle
                                                board, bookbinding board and
                                                tube, core and can board.
Richmond, VA...............................     Folding and set-up carton
                                                boxboard and tube and core
                                                board.

TYPE OF FACILITY
  AND LOCATION                                  PRODUCTION CAPABILITIES
--------------                                  -----------------------
TUBE AND CORE PLANTS
Linden, AL.................................     Spiral-wound tubes.
Mobile, AL (leased)........................     Spiral-wound tubes.
McGehee, AR (leased).......................     Core pre-cutting/capping.
Phoenix, AZ (leased).......................     Spiral-wound tubes.
Cantonment, FL.............................     Spiral-wound tubes.
Palatka, FL................................     Spiral-wound tubes.
Austell, GA................................     Spiral-and convolute-wound
                                                tubes.
Cedar Springs, GA..........................     Spiral-wound tubes and yarn
                                                carriers.
Dalton, GA.................................     Spiral-and convolute-wound
                                                tubes and yarn carriers.
West Monroe, LA............................     Spiral-wound tubes.
Zachary, LA (leased).......................     Pre-cutting/capping.
Mexico City, Mexico (leased)...............     Spiral-wound tubes.
Corinth, MS................................     Spiral-wound tubes.
Kernersville, NC...........................     Spiral-wound tubes and yarn
                                                carriers.
Minerva, OH................................     Spiral-wound and forming tubes.
Perrysburg, OH.............................     Spiral-wound tubes.
Lancaster, PA (leased).....................     Spiral-wound tubes.
Rock Hill, SC..............................     Spiral-and convolute-wound
                                                tubes.
Rock Hill, SC (leased).....................     Ground and polished tubes.
Taylors, SC................................     Spiral-wound tubes and yarn
                                                carriers.
Ware Shoals, SC (leased)...................     Spiral-wound and forming tubes.
Amarillo, TX (leased)......................     Yarn carriers.
Arlington, TX..............................     Spiral-wound tubes.
Silsbee, TX................................     Spiral-wound tubes.
Texarkana, TX..............................     Spiral-wound tubes.
Leland, Lancaster, United Kingdom..........     Spiral-wound and forming tubes
Salt Lake City, UT (leased) ...............     Spiral-wound tubes.
Altavista, VA (leased).....................     Spiral-wound tubes and yarn
                                                carriers.
Danville, VA...............................     Spiral-and convolute-wound tubes
                                                and yarn carriers.
Franklin, VA...............................     Spiral-wound tubes.

COMPOSITE CONTAINER PLANTS
Orrville, OH...............................     Composite cans, tubes and
                                                containers.
Saint Paris, OH............................     Composite cans, tubes and
                                                containers.

CARTON PLANTS
Versailles, CT.............................     Printed and unprinted folding
                                                cartons.
Thorndike, MA..............................     Printed and unprinted folding
                                                cartons.
Hunt Valley, MD............................     Printed and unprinted folding
                                                cartons and specialty corrugated
                                                products.
Archdale, NC...............................     Printed and unprinted folding
                                                and set-up cartons.
Burlington, NC.............................     Printed and unprinted folding
                                                and set-up cartons and vinyl
                                                lids.
Charlotte, NC..............................     Specialty folding and set-up
                                                cartons.
Randleman, NC..............................     Printed and unprinted folding
                                                and set-up cartons.
Ashland, OH................................     Printed and unprinted folding
                                                cartons.
York, PA...................................     Printed and unprinted folding
                                                cartons.
Kingston Springs, TN ......................     Printed and unprinted folding
                                                cartons.

TYPE OF FACILITY
  AND LOCATION                                  PRODUCTION CAPABILITIES
--------------                                  -----------------------

SPECIALTY CONVERTING PLANTS
Austell, GA................................     Edge protectors.
Austell, GA................................     Laminated paperboard and
                                                specialty conversion.
Charlotte, NC..............................     Laminated paperboard and
                                                specialty conversion.
Lancaster, PA..............................     Edge protectors.
Taylors, SC................................     Laminated paperboard and
                                                specialty conversion.
Arlington, TX..............................     Edge protectors.

PLASTICS PLANTS
New Smyrna Beach, FL (leased)..............     Plastic cartridges.
Georgetown, KY.............................     Injection molded parts for
                                                composite containers.
Lancaster, SC (leased).....................     Composite extrusion products for
                                                packaging and industrial use.
Union, SC..................................     Injection molded cones and
                                                tubes, extruded plastic cores.

PAPERSTOCK COLLECTION AND PROCESSING PLANTS(2)
Austell, GA................................     Recovered fiber brokerage sales.
Columbus, GA...............................     Recovered fiber.
Dalton, GA.................................     Recovered fiber.
Doraville, GA..............................     Recovered fiber.
Macon, GA (leased).........................     Recovered fiber.
Charlotte, NC..............................     Recovered fiber.
Cleveland, OH..............................     Recovered fiber.
Rittman, OH................................     Recovered fiber brokerage sales.

CONTRACT PACKAGING AND CONTRACT MANUFACTURING PLANTS
Clifton, NJ................................     Contract packaging.
Robersonville, NC..........................     Contract manufacturing and
                                                contract packaging.
Bucyrus, OH................................     Contract manufacturing and
                                                contract packaging.
Strasburg, OH..............................     Contract manufacturing and
                                                contract packaging.

SPECIAL SERVICES AND OTHER FACILITIES
Saint Paris, OH............................     Transportation.
Charlotte, NC..............................     Packaging, engineering and
                                                procurement services.
Kernersville, NC (leased)..................     Adhesives.

JOINT VENTURES

GYPSUM PRODUCTS (50% INTEREST)
Fredericksburg, TX (partially leased)......     Gypsum rock quarry.
McQueeney, TX..............................     Gypsum wallboard.

SPECIALTY CONVERTING PLANT (33% INTEREST)
Mooresville, NC............................     Specialty converted and foam
                                                laminated paperboard products.
TUBE AND CORE PLANT (50% INTEREST)
Tacoma, WA.................................     Spiral-wound tubes.

------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended December 31, 1997.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Since October 1, 1992, the Company's common shares, $.10 par value (the "Common Shares") have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System ("NASDAQ") under the symbol CSAR. As of February 20, 1998, there were approximately 585 shareholders of record and, as of that date, the Company estimates that there were approximately 7,900 beneficial owners holding stock in nominee or "street" name.

        The table below sets forth high and low stock prices during the years 1997 and 1996.

1997                  HIGH       LOW       DIVIDEND     1996                   HIGH       LOW     DIVIDEND
----------------------------------------------------------------------------------------------------------

First Quarter          36         22         $0.14      First Quarter         25 3/4     18 5/8     $0.12

Second Quarter         35         23 3/8     $0.14      Second Quarter        28 1/4     24 1/4     $0.12

Third Quarter          37 1/8     29 1/2     $0.14      Third Quarter         30 3/4     26         $0.12

Fourth Quarter         38 1/8     31         $0.16      Fourth Quarter        37 1/4     28 1/2     $0.14

        The Company did not pay dividends on its Common Shares from the time of the Company's recapitalization in 1986 until after its initial public offering of Common Shares in October 1992. The Company paid dividends of $0.14 per share during each of the first three quarters of 1997 and $0.16 per share during the fourth quarter of 1997. The Company intends to continue paying quarterly dividends at the same rate as the fourth quarter 1997 dividend, although any decision to pay dividends in the future will be made by the Company's Board of Directors after taking into account various factors, including the Company's net income, current and anticipated cash needs and any other factors deemed relevant by the Board of Directors. The Company's credit agreements with its lenders permit the payment of dividends, subject to certain restrictions contained therein. The Company does not believe that such restrictions, however, will materially limit the Company's ability to pay future dividends at the same rate as the 1997 fourth quarter dividend.

ITEM 6.  SELECTED FINANCIAL DATA


----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data,             Compound Growth Rate                   Year Ended December 31,
ratios and growth rates)                           5 Years  10 Years       1997       1996        1995        1994        1993
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales ............................................                       $ 696,093  $ 629,674   $ 569,455   $ 455,808   $ 365,410
Freight ..........................................                          27,955     26,979      24,827      24,583      22,963
----------------------------------------------------------------------------------------------------------------------------------
Net sales ........................................   16.9%     11.8%       668,138    602,695     544,628     431,225     342,447
Cost of sales ....................................   17.7%     12.2%       482,964    422,783     401,570     307,652     244,578
----------------------------------------------------------------------------------------------------------------------------------
Gross profit .....................................   14.9%     10.7%       185,174    179,912     143,058     123,573      97,869
Selling, general and administrative expenses .....   16.0%     12.7%        88,978     81,003      67,361      59,247      49,355
----------------------------------------------------------------------------------------------------------------------------------
Operating income .................................   13.9%      9.1%        96,196     98,909      75,697      64,326      48,514
Other (expense) income:
Interest expense .................................                         (14,111)   (10,698)     (6,955)     (6,870)     (6,822)
Interest income ..................................                             312        591         821         353         612
Equity in income (loss) of
   unconsolidated affiliates .....................                           1,665      2,154          --          --          --
Other, net .......................................                            (674)     4,274        (463)       (249)        167
----------------------------------------------------------------------------------------------------------------------------------
                                                                           (12,808)    (3,679)     (6,597)     (6,766)     (6,043)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................   17.1%     16.0%        83,388     95,230      69,100      57,560      42,471
Minority interest ................................                          (1,721)      (754)        153          13          15
Tax provision ....................................   15.5%     14.0%        30,543     36,574      26,265      22,095      15,165
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   discontinued operations, extraordinary
   items and accounting changes ..................   17.2%     17.0%     $  51,124  $  57,902   $  42,988   $  35,478   $  27,321
----------------------------------------------------------------------------------------------------------------------------------
Net income .......................................   17.4%     17.0%     $  51,124  $  57,902   $  42,988   $  35,478   $  32,471
----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding ......                          25,216     25,377      25,896      25,639      25,387

PER SHARE DATA
Income from continuing operations before
   discontinued operations, extraordinary
   items and accounting changes ..................   11.7%     12.8%     $    2.03  $    2.28   $    1.66   $    1.38   $    1.08
Net income .......................................   11.8%     12.8%          2.03       2.28        1.66        1.38        1.28
Cash dividends declared ..........................                            0.58       0.50       0.435       0.375        0.33
Market price on December 31 ......................                       $   34.25  $   33.25   $   20.00   $   22.25   $   16.75
Shares outstanding December 31 ...................                          25,331     25,053      25,682      25,280      24,968
Price/Earnings ratio .............................                           16.87      14.58       12.05       16.12       13.09

TOTAL MARKET VALUE OF COMMON STOCK ...............                       $ 867,587  $ 833,012   $ 513,640   $ 562,480   $ 418,214

BALANCE SHEET DATA
Cash and cash equivalents ........................                       $   1,391  $  11,989   $   8,785   $  12,465   $  14,371
Property, plant and equipment-net ................                         291,036    256,834     181,930     150,391     127,773
Depreciation and amortization ....................                          33,661     26,314      17,671      14,542      12,493
Capital expenditures .............................                          36,275     32,059      28,041      29,331      21,251
Total assets .....................................                         550,090    476,280     322,076     266,863     221,366
Current maturities of long-term debt .............                               9         29          36          72          64
Revolving credit loans ...........................                         129,000    100,000      10,000          --          --
Long-term debt, less current maturities ..........                          83,129     83,261      83,380      83,446      83,515
Shareholders' equity (deficit) ...................                         213,931    170,570     139,243     102,274      74,424
Total capital ....................................                       $ 426,069  $ 353,860   $ 232,659   $ 185,792   $ 158,003

OTHER KEY FINANCIAL MEASURES
Total debt-to-total capital ......................                            49.8       51.8%       40.2%       45.0%       52.9%
Net debt-to-net capital ..........................                            49.6       50.1%       37.8%       41.0%       48.2%
Effective tax rate ...............................                            37.4       38.7%       38.0%       38.4%       35.7%
Return on shareholders' equity ...................                            26.6       37.4%       35.6%       40.2%       44.8%
Return on average capital ........................                            15.4       22.0%       22.6%       23.1%       21.9%
Dividend payout ratio ............................                            28.6       21.9%       26.2%       27.2%       25.8%
Economic profit (B) ..............................                       $  30,419  $  43,663   $  29,104   $  30,649   $  19,512


----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data,                                              Year Ended December 31,
ratios and growth rates)                                       1992        1991       1990        1989        1988        1987
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales ............................................           $ 325,620   $ 288,773  $ 286,410   $ 287,076   $ 266,661   $ 230,560
Freight ..........................................              19,674      17,646     17,011      18,858      18,461      10,744
---------------------------------------------------------------------------------------------------------------------------------
Net sales ........................................             305,946     271,127    269,399     268,218     248,200     219,816
Cost of sales ....................................             213,405     187,952    184,292     184,012     170,839     152,538
---------------------------------------------------------------------------------------------------------------------------------
Gross profit .....................................              92,541      83,175     85,107      84,206      77,361      67,278
Selling, general and administrative expenses .....              42,402      36,655     37,555      34,982      31,704      26,957
---------------------------------------------------------------------------------------------------------------------------------
Operating income .................................              50,139      46,520     47,552      49,224      45,657      40,321
Other (expense) income:
Interest expense .................................             (12,315)    (17,754)   (22,343)    (26,721)    (24,639)    (20,821)
Interest income ..................................                 243         246        412         491         617         995
Equity in income (loss) of
   unconsolidated affiliates .....................                  --          --         --          --        (807)       (934)
Other, net .......................................                (151)       (297)      (409)        (19)        106        (599)
---------------------------------------------------------------------------------------------------------------------------------
                                                               (12,223)    (17,805)   (22,340)    (26,249)    (24,723)    (21,359)
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes .......................              37,916      28,715     25,212      22,975      20,934      18,962
Minority interest ................................                  --          --        235       1,369         617         (56)
Tax provision ....................................              14,839      11,095      9,468       8,774       8,331       8,243
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   discontinued operations, extraordinary
   items and accounting changes ..................           $  23,077   $  17,620  $  15,979   $  15,570   $  13,220   $  10,663
---------------------------------------------------------------------------------------------------------------------------------
Net income .......................................           $  22,899   $  17,620  $  15,979   $  15,570   $  13,220   $  10,663
---------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding ......              19,791      17,720     17,701      17,690      17,695      17,383

PER SHARE DATA
Income from continuing operations before
   discontinued operations, extraordinary
   items and accounting changes ..................           $    1.17   $    0.99  $    0.90   $    0.88   $    0.75   $    0.61
Net income .......................................                1.16        0.99       0.90        0.88        0.75        0.61
Cash dividends declared ..........................                0.08          --         --          --          --          --
Market price on December 31 ......................           $   18.75         N/A        N/A         N/A         N/A         N/A
Shares outstanding December 31 ...................              24,639      17,649     17,649      17,619      17,618      17,622
Price/Earnings ratio .............................               16.45         N/A        N/A         N/A         N/A         N/A

TOTAL MARKET VALUE OF COMMON STOCK ...............           $ 461,981         N/A        N/A         N/A         N/A         N/A

BALANCE SHEET DATA
Cash and cash equivalents ........................           $  23,667   $   4,547  $   1,900   $  13,364   $   4,908   $     404
Property, plant and equipment-net ................             103,004      86,005     87,445      90,180      90,175      68,697
Depreciation and amortization ....................              10,661      10,515     13,077      11,756       7,531       6,523
Capital expenditures .............................              16,880      10,647     10,634      12,486      10,612       7,562
Total assets .....................................             187,513     144,519    141,216     153,671     146,874     117,812
Current maturities of long-term debt .............                  71      36,292     36,216      39,514      34,633      14,052
Revolving credit loans ...........................                  --          --         --          --          --          --
Long-term debt, less current maturities ..........              83,388     126,021    145,459     173,170     189,736     198,663
Shareholders' equity (deficit) ...................              47,558     (68,732)   (86,352)   (102,578)   (118,220)   (131,484)
Total capital ....................................           $ 131,017   $  93,581  $  95,323   $ 110,106   $ 106,149   $  81,231

OTHER KEY FINANCIAL MEASURES
Total debt-to-total capital ......................                63.7%         (A)        (A)         (A)         (A)         (A)
Net debt-to-net capital ..........................                55.7%         (A)        (A)         (A)         (A)         (A)
Effective tax rate ...............................                39.1%       38.6%      37.6%       38.2%       39.8%       43.5%
Return on shareholders' equity ...................                  (A)         (A)        (A)         (A)         (A)         (A)
Return on average capital ........................                27.2%       30.2%      29.1%       29.7%       29.9%       26.8%
Dividend payout ratio ............................                 7.0%        0.0%       0.0%        0.0%        0.0%        0.0%
Economic profit (B) ..............................                  (A)         (A)        (A)         (A)         (A)         (A)


(A) Not meaningful due to Company's leveraged recapitalization in 1986.

(B) Economic profit represents adjusted net operating profit after cash taxes less a calculated capital charge for beginning-of-year capital employed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS 1997 - 1996

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                            Years Ended
                                            December 31,
                                       -----------------------                      %
                                          1997         1996        Change         Change
----------------------------------------------------------------------------------------
Production source of tons of
  paperboard sold (in thousands):
  From paperboard mill
    production ..................         928.6        826.9        101.7          12.3%
  Outside purchases .............          78.2        102.5        (24.3)        -23.7%
----------------------------------------------------------------------------------------
     Total paperboard tonnage ...       1,006.8        929.4         77.4           8.3%
========================================================================================
Tons sold by market
  (in thousands):
  Tube, core and can volume .....         262.2        268.0         (5.8)         -2.2%
  Folding carton volume .........         287.4        197.1         90.3          45.8%
  Gypsum facing paper volume ....         261.3        263.3         (2.0)         -0.8%
  Other specialty volume ........         195.9        201.0         (5.1)         -2.5%
----------------------------------------------------------------------------------------

     Total paperboard tonnage ...       1,006.8        929.4         77.4           8.3%
========================================================================================
Gross paper margins ($/ton):
  Mill:
     Average same-mill net
       selling price ............       $   406        $ 399         $  7           1.8%
     Average same-mill
       recovered fiber cost .....            83           67           16          23.9%
----------------------------------------------------------------------------------------
       Mill gross paper margin ..       $   323        $ 332         $ (9)         -2.7%
========================================================================================
  Tube and core:
     Average net selling price ..       $   720        $ 723         $ (3)         -0.4%
     Average paperboard cost ....           400          396            4           1.0%
----------------------------------------------------------------------------------------
       Tube and core gross
         paper margin ...........       $   320        $ 327         $ (7)         -2.1%
========================================================================================

Net sales increased 10.9 percent to $668.1 million from $602.7 million in 1996. Acquisitions completed during 1997 and 1996 contributed incremental sales of $72.3 million in 1997. These acquisitions included The New General Packaging Service, Oak Tree Packaging Corporation and Baxter Tube Company, all completed in 1997, and the Company's joint venture with Tenneco Packaging Inc., completed in the second half of 1996. On a same-plant basis, excluding acquisitions and dispositions, net sales rose $5.1 million, or 0.9 percent.

Total paperboard tonnage increased 8.3 percent to 1,007 thousand tons from 929 thousand tons last year. On a same-plant basis, excluding acquisitions, total paperboard tonnage decreased 1.1 percent. As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers, in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one product market, which allows it to shift production between mills in response to customer or market demands. The slight decline in total paperboard tonnage (excluding acquisitions) resulted from reduced purchases of paperboard from outside manufacturers (purchases of various grades of paperboard for internal conversion and gypsum facing paper for resale) partially offset by increased tonnage sold from paperboard mill production (including sales to outside customers and transfers to the Company's converting operations). Including acquisitions, tube, core and can volume decreased 2.2 percent in 1997 versus 1996; folding carton volume increased 45.8 percent; and other specialty volume decreased 2.5 percent. Excluding acquisitions, tube, core and can volume decreased 2.8 percent; folding carton volume increased 2.0 percent; and other specialty volume decreased 3.9 percent. Total tonnage converted increased 2.0 percent in 1997 to 358 thousand tons from 351 thousand tons in 1996 but decreased 1.1 percent excluding acquisitions.

Consolidated gross margin decreased to 27.7 percent of net sales from 29.9 percent in 1996. This margin decrease was due primarily to lower gross paper margins (selling prices less raw materials costs) at paperboard mills and tube and core converting facilities combined with lower margins at folding carton converting operations.

Recovered fiber, which is derived from recycled paperstock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $83 during 1997. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

Operating income declined $2.7 million, or 2.7 percent, to $96.2 million from $98.9 million last year. Operating income at comparable facilities declined $8.0 million, or 8.1 percent. This decline was due primarily to lower margins at paperboard mills and converting operations, partially offset by improved margins at paperstock recycling operations. Selling, general and administrative expenses increased $8.0 million in 1997 versus 1996. Excluding acquisitions and dispositions, these expenses were unchanged.

Interest expense increased to $14.1 million for 1997 from $10.7 million in 1996 primarily due to higher average outstanding borrowings under the revolving credit facility. The Company's effective tax rate declined to 37.4 percent in 1997 versus 38.7 percent in 1996, owing in large part to the implementation of several tax strategies which reduced state and local taxes.

Net income decreased 11.7 percent from $57.9 million in 1996 to $51.1 million. Excluding the nonrecurring gain on the sale of a 50 percent interest in the net assets of Standard Gypsum from 1996, net income declined $4.2 million, or 7.6 percent. Diluted net income per common share decreased 11.0 percent to $2.03 from $2.28 in 1996. Excluding the nonrecurring gain, net income per common share decreased $0.15, or 6.9 percent.

RESULTS OF OPERATIONS 1996 - 1995

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                             Years Ended
                                             December 31,
                                         ----------------------                       %
                                           1996          1995         Change        Change
------------------------------------------------------------------------------------------
Production source of tons of
  paperboard sold (in thousands):
  From paperboard mill
    production ..................           826.9        720.9          106.0         14.7%
  Outside purchases .............           102.5         94.9            7.6          8.0%
------------------------------------------------------------------------------------------
    Total paperboard tonnage ....           929.4        815.8          113.6         13.9%
==========================================================================================
Tons sold by market
  (in thousands):
  Tube, core and can volume .....           268.0        248.0           20.0          8.1%
  Folding carton volume .........           197.1        109.2           87.9         80.5%
  Gypsum facing paper volume ....           263.3        250.5           12.8          5.1%
  Other specialty volume ........           201.0        208.1           (7.1)        -3.4%
------------------------------------------------------------------------------------------
    Total paperboard tonnage ....           929.4        815.8          113.6         13.9%
==========================================================================================
Gross paper margins ($/ton):
  Mill:
    Average same-mill net
      selling price .............          $  392       $  425         $  (33)        -7.8%
    Average same-mill
      recovered fiber cost ......              66          144            (78)       -54.2%
------------------------------------------------------------------------------------------
      Mill gross paper margin ...          $  326       $  281         $   45         16.0%
==========================================================================================
  Tube and core:
    Average net selling price ...          $  723       $  715         $    8          1.1%
    Average paperboard cost .....             396          408            (12)        -2.9%
------------------------------------------------------------------------------------------
      Tube and core gross
        paper margin ............          $  327       $  307         $   20          6.5%
==========================================================================================

Net sales increased 10.7 percent to $602.7 million from $544.6 million in 1995. Acquisitions completed in 1996 and the fourth quarter of 1995 contributed incremental sales of $103.3 million in 1996. These acquisitions included Summer Paper Tube and the joint venture with Tenneco Packaging Inc., both of which were completed in 1996, and GAR Holding Company, completed in the fourth quarter of 1995. On a same-plant basis, excluding acquisitions and the deconsolidation of Standard Gypsum, net sales declined $25.7 million, or 4.9 percent. This decline was due to lower average selling prices on paperboard and recovered fiber. Market prices for recovered fiber, the Company's primary raw material, were much lower on average and relatively stable in 1996 compared to 1994 and 1995. Paperboard price increases implemented in 1994 and 1995, in response to the unprecedented recovered fiber price increases of those years, gave way to a gradual drift downward in paperboard net selling prices during 1996.

Tons sold from paperboard mill production increased 14.7 percent to 827 thousand tons in 1996. On a same-plant basis, tons sold increased 0.7 percent year over year to 726 thousand tons. Purchases of paperboard from outside manufacturers increased 8.0 percent from 95 thousand tons to 103 thousand tons in 1996. Of this amount, converting facilities acquired in 1995 and 1996 accounted for 19 thousand tons. Total paperboard tonnage thus increased 13.9 percent to 929 thousand tons in 1996 versus 816 thousand tons in 1995. On a same-plant basis, total paperboard tonnage was essentially unchanged for the year. Including acquisitions, tube, core and can volume increased 8.1 percent year over year and folding carton volume increased 80.5 percent. Excluding acquisitions, tube, core and can volume increased 3.9 percent and folding carton volume decreased
14.5 percent.

The Company's gross margin increased to 29.9 percent of net sales from 26.3 percent in 1995. This increase was due to higher gross paper margins (selling prices less raw materials costs) at the Company's paperboard mills and tube and core converting operations. The gross paper margin was $45 per ton higher for paperboard and $20 per ton higher for tube and core converted products in 1996 versus 1995. This gross paper margin expansion was partially offset by an increase of 10.3 percent in all other paperboard mill converting costs, including repairs and maintenance, purchased energy costs, and depreciation.

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

In the second quarter of 1996, the Company transferred substantially all the operating assets of its wholly owned subsidiary, Standard Gypsum Corporation, to a newly formed limited liability company, Standard Gypsum LLC ("LLC"). Simultaneous with this transaction, Temple-Inland Forest Products Corporation, an unrelated third party, paid the Company $10.8 million in cash for a 50 percent interest in the LLC. The business, which includes a gypsum wallboard manufacturing facility in McQueeney, Texas, and a gypsum quarry in Fredericksburg, Texas, is being managed by Temple-Inland. The Company supplies all of the gypsum facing paperboard requirements of the LLC. In conjunction with this transaction, during 1996, the Company recognized a pretax, nonrecurring gain of $4.2 million which is included in other income/expense in the Company's consolidated income statement. The Company also recognized income of $2.1 million during 1996 that represents its 50 percent interest in the earnings of the LLC. See Note 4 to Consolidated Financial Statements.

Net income increased 34.7 percent from $43.0 million to $57.9 million in 1996. As a percent of net sales, net income increased from 7.9 percent to 9.6 percent. Diluted net income per common share rose 37.3 percent to $2.28 from $1.66 in 1995. Diluted weighted average shares outstanding declined in 1996 as the result of share repurchases under the Company's stock repurchase program. This decline was partially offset by increased dilution from stock options as the result of a higher market price for the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, the Company had loans of $129.0 million outstanding under its revolving credit facility versus $100.0 million on December 31, 1996. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the years ended December 31, 1997 and 1996, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.86 percent and 5.71 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $83.1 million at December 31, 1997 versus $83.3 million at December 31, 1996.

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

Cash generated from operations was $70.8 million for the year ended December 31, 1997 compared with $97.2 million last year. The decrease in 1997 compared to 1996 was primarily due to increased net working capital needs and lower net income.

Capital expenditures, excluding acquisitions, were $36.3 million in 1997 versus $32.1 million for 1996. Capital expenditures of approximately $45.0 million are anticipated for 1998.

On March 31, 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in exchange for approximately 429,000 shares of the Company's common stock, valued at $10.3 million. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty and personal care products.

In August 1997, the Company acquired all of the outstanding common stock of Oak Tree Packaging Corporation ("Oak Tree") in exchange for approximately 556,000 shares of the Company's common stock, valued at $16.8 million. Simultaneous with the acquisition, the Company redeemed Oak Tree's preferred stock for approximately $8.5 million and repaid Oak Tree's debt of approximately $11.7 million. Oak Tree's operations consist of three folding carton plants located in Versailles, Connecticut; Thorndike, Massachusetts; and York, Pennsylvania.

In October 1997, the Company acquired substantially all of the assets and business of Baxter Tube Company, a subsidiary of The Tranzonic Companies, for approximately $13.5 million in cash. Baxter Tube Company manufactures spiral-wound tubes at four facilities located in Ware Shoals, South Carolina; Perrysburg, Ohio; Minerva, Ohio; and Leyland, Lancaster, United Kingdom (under the name Unity Paper Tube, Ltd.).

Cash dividends of $14.0 million were paid for the year ended December 31, 1997 versus $12.0 million in the same period last year. The Company's senior notes agreement contains a provision which limits the payment of dividends, on a cumulative basis, to a base amount plus 33 percent of the Company's cumulative consolidated net income since October 1992. The Company does not believe that this provision will limit its ability to pay dividends at its current rate or limit its ability to increase dividends in the future. The revolving credit agreement contains no specific limitations on the payment of dividends.

During 1997, the Company purchased and retired 1,106,000 shares of its common stock. These purchases were made in a series of open market transactions, at prices ranging from $22.25 to $31.94 per share, totaling $29.4 million. These purchases were funded with borrowings under the revolving credit facility and internally generated cash. The Company has cumulatively purchased 2,192,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,808,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility.

The Company uses software and related information technologies throughout its businesses that may be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. Although final cost estimates regarding the year 2000 issue have yet to be determined, the Company anticipates that these costs will result in an increase in Company expenses during 1998 and 1999. The Company expects to complete these cost estimates during early 1998 and incur them during 1998 and 1999 to resolve this issue. These expenses are not expected to materially impact the Company's financial condition or results of operations.

FORWARD-LOOKING INFORMATION

This report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are fluctuations in raw material prices and the economy in general, the degree and nature of competition, demand for the Company's products, changes in government regulations, the Company's ability to complete acquisitions and integrate the operations of acquired businesses and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------------
                                                                                                 1997            1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................................................  $  1,391        $ 11,989
  Receivables, net of allowances for doubtful accounts, returns, and discounts
    of $1,139 and $1,314 at December 31, 1997 and 1996, respectively .......................    70,944          59,789
  Inventories ..............................................................................    62,319          46,468
  Refundable income taxes ..................................................................     1,190           5,620
  Other current assets .....................................................................     5,312           3,187
----------------------------------------------------------------------------------------------------------------------
     Total current assets ..................................................................   141,156         127,053
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land .....................................................................................     6,305           5,640
  Buildings and improvements ...............................................................    86,967          74,837
  Machinery and equipment ..................................................................   362,384         313,379
  Furniture and fixtures ...................................................................    10,103           9,098
----------------------------------------------------------------------------------------------------------------------
                                                                                               465,759         402,954
  Less accumulated depreciation ............................................................  (174,723)       (146,120)
----------------------------------------------------------------------------------------------------------------------
    Property, plant and equipment, net .....................................................   291,036         256,834
----------------------------------------------------------------------------------------------------------------------
GOODWILL, net of accumulated amortization of $4,858 and $2,228 at
  December 31, 1997 and 1996, respectively .................................................   104,323          81,124
----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS ...............................................................................    13,575          11,269
----------------------------------------------------------------------------------------------------------------------
                                                                                              $550,090        $476,280
======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .....................................................  $      9        $     29
  Accounts payable .........................................................................    43,861          42,347
  Accrued liabilities ......................................................................    21,414          28,840
  Dividends payable ........................................................................     4,052           3,501
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities .............................................................    69,336          74,717
----------------------------------------------------------------------------------------------------------------------
REVOLVING CREDIT LOANS .....................................................................   129,000         100,000
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities ....................................................    83,129          83,261
----------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES ......................................................................    30,731          24,787
----------------------------------------------------------------------------------------------------------------------
DEFERRED COMPENSATION ......................................................................     4,190           5,727
----------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES ..........................................................................     4,616           3,782
----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST ..........................................................................    15,157          13,436
----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued at
    December 31, 1997 and 1996 .............................................................         _               _
  Common stock, $.10 par value; 60,000,000 shares authorized, 25,330,670 and 25,053,460
    shares issued and outstanding at December 31, 1997 and 1996, respectively ..............     2,533           2,505
  Additional paid-in capital ...............................................................   144,442         140,144
  Retained earnings ........................................................................    66,956          27,921
----------------------------------------------------------------------------------------------------------------------
                                                                                               213,931         170,570
----------------------------------------------------------------------------------------------------------------------
                                                                                              $550,090        $476,280
======================================================================================================================


The accompanying notes are an integral part of these consolidated balance sheets.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



--------------------------------------------------------------------------------------------------------
                                                                   1997           1996           1995
--------------------------------------------------------------------------------------------------------
SALES ....................................................       $696,093       $629,674       $569,455
FREIGHT ..................................................         27,955         26,979         24,827
--------------------------------------------------------------------------------------------------------
     Net sales ...........................................        668,138        602,695        544,628
COST OF SALES ............................................        482,964        422,783        401,570
--------------------------------------------------------------------------------------------------------
     Gross profit ........................................        185,174        179,912        143,058
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .............         88,978         81,003         67,361
--------------------------------------------------------------------------------------------------------
  Operating income .......................................         96,196         98,909         75,697
--------------------------------------------------------------------------------------------------------
OTHER (EXPENSE) INCOME:
  Interest expense .......................................        (14,111)       (10,698)        (6,955)
  Interest income ........................................            312            591            821
  Equity in income of unconsolidated affiliates ..........          1,665          2,154              _
  Other, net .............................................           (674)         4,274           (463)
--------------------------------------------------------------------------------------------------------
                                                                  (12,808)        (3,679)        (6,597)
--------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .........         83,388         95,230         69,100
MINORITY INTEREST ........................................         (1,721)          (754)           153
PROVISION FOR INCOME TAXES ...............................         30,543         36,574         26,265
--------------------------------------------------------------------------------------------------------
NET INCOME ...............................................       $ 51,124       $ 57,902       $ 42,988
========================================================================================================
BASIC INCOME PER COMMON SHARE ............................       $   2.05       $   2.33       $   1.69
========================================================================================================
BASIC WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING ............................................         24,939         24,904         25,512
========================================================================================================
DILUTED INCOME PER COMMON SHARE ..........................       $   2.03       $   2.28       $   1.66
========================================================================================================
DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING .....................................         25,216         25,377         25,896
========================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)


---------------------------------------------------------------------------------------------------------------------------

                                                            Common Stock            Additional     Retained
                                                       ---------------------         Paid-In       Earnings
                                                       Shares         Amount          Capital       (Deficit)         Total
BALANCE, December 31, 1994 .......................     25,279,669     $2,528         $148,595      $(48,849)       $102,274

  Net income .....................................             --         --               --        42,988          42,988
  Issuance of common stock under nonqualified
    stock option plans ...........................        320,605         32            3,944            --           3,976
  Issuance of common stock under 1993
    stock purchase plan ..........................         82,097          8            1,474            --           1,482
  Foreign currency translation adjustment ........             --         --               --          (356)           (356)
  Dividends declared of $.435 per share ..........             --         --               --       (11,121)        (11,121)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995 .......................     25,682,371      2,568          154,013       (17,338)        139,243

  Net income .....................................             --         --               --        57,902          57,902
  Issuance of common stock under nonqualified
    stock option plans ...........................        359,519         36            6,055            --           6,091
  Issuance of common stock under 1993
    stock purchase plan ..........................         30,394          3              884            --             887
  Issuance of common stock under
    director equity plan .........................          1,176         --               31            --              31
  Purchase and retirement of common stock ........     (1,020,000)      (102)         (20,839)           --         (20,941)
  Pension liability adjustment ...................             --         --               --          (274)           (274)
  Foreign currency translation adjustment ........             --         --               --            49              49
  Dividends declared of $.50 per share ...........             --         --               --       (12,418)        (12,418)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996 .......................     25,053,460      2,505          140,144        27,921         170,570

  Net income .....................................             --         --               --        51,124          51,124
  Issuance of common stock for acquisitions ......        985,041         99           27,078            --          27,177
  Issuance of common stock under nonqualified
    stock option plans ...........................        301,410         30            4,181            --           4,211
  Issuance of common stock under 1993
    stock purchase plan ..........................         94,923         10            2,309            --           2,319
  Issuance of common stock under
    director equity plan .........................          1,836         --               62            --              62
  Purchase and retirement of common stock ........     (1,106,000)      (111)         (29,332)           --         (29,443)
  Pension liability adjustment ...................             --         --               --         2,364           2,364
  Foreign currency translation adjustment ........             --         --               --            57              57
  Dividends declared of $.58 per share ...........             --         --               --       (14,510)        (14,510)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 .......................     25,330,670     $2,533         $144,442       $66,956        $213,931
===========================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1997       1996         1995
OPERATING ACTIVITIES:
  Net income ................................................................................     $51,124    $ 57,902      $42,988
-----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................................      33,661      26,314       17,671
    Equity in income of unconsolidated affiliates ...........................................      (1,665)     (2,154)           _
    Gain on sale of interest in subsidiary ..................................................           _      (4,228)           _
    Change in deferred income taxes .........................................................       1,109       2,742          952
    Provision for deferred compensation .....................................................         279         596          441
    Minority interest .......................................................................       1,721         754         (153)
    Changes in operating assets and liabilities, net of acquisitions:
      Receivables ...........................................................................      (4,820)     (1,015)      (1,432)
      Inventories ...........................................................................      (5,245)      3,873       (3,832)
      Other current assets ..................................................................      (2,046)      2,145       (1,184)
      Accounts payable and accrued liabilities ..............................................     (11,057)     13,110       (1,908)
      Income taxes ..........................................................................       7,783      (2,791)       5,083
-----------------------------------------------------------------------------------------------------------------------------------
          Total adjustments .................................................................      19,720      39,346       15,638
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities .........................................      70,844      97,248       58,626
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ................................................     (36,275)    (32,059)     (28,041)
  Acquisition of businesses, net of cash acquired ...........................................     (22,032)   (138,402)     (35,071)
  Proceeds from the sale of interest in subsidiary, net .....................................           _      10,524            _
  Cash acquired in stock acquisition ........................................................       1,083           _            _
  Other .....................................................................................       2,073       5,655         (633)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities .............................................     (55,151)   (154,282)     (63,745)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from revolving credit loans ......................................................      85,000     145,000       20,000
  Repayments of revolving credit loans ......................................................     (56,000)    (55,000)     (10,000)
  Repayments of long-term debt ..............................................................     (14,101)       (126)        (111)
  Dividends paid ............................................................................     (13,959)    (11,993)     (10,699)
  Proceeds from issuances of stock ..........................................................       2,986       4,092        2,874
  Purchases of stock ........................................................................     (29,443)    (20,941)           _
  Other .....................................................................................        (774)       (794)        (625)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities ...............................     (26,291)     60,238        1,439
-----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................................     (10,598)      3,204       (3,680)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................................      11,989       8,785       12,465
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................................................     $ 1,391    $ 11,989      $ 8,785
===================================================================================================================================


SUPPLEMENTAL DISCLOSURES:
  Cash payments for interest ................................................................     $14,186    $ 10,309      $ 6,973
===================================================================================================================================
  Cash payments for income taxes ............................................................     $22,655    $ 36,221      $19,462
===================================================================================================================================
  Stock issued for acquisitions .............................................................     $27,177    $      _      $     -
===================================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


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

INVENTORIES

Inventories are carried at the lower of cost or market. Cost includes materials, labor, and overhead. Market, with respect to all inventories, is replacement cost. Substantially all inventories (approximately 95 percent and 94 percent at December 31, 1997 and 1996, respectively) are valued using the first-in, first-out method. Reserves related to inventories valued using the last-in, first-out method are not significant.

Inventories at December 31, 1997 and 1996 were as follows (in thousands):

                                                                                     1997            1996
-----------------------------------------------------------------------------------------------------------
Raw materials and supplies ......................................................  $ 29,567       $  24,784
Finished goods and work in process ..............................................    32,752          21,684
-----------------------------------------------------------------------------------------------------------
                                                                                   $ 62,319       $  46,468
===========================================================================================================

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen asset lives are charged to expense as incurred.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Net assets of the non-U.S. subsidiaries are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

GOODWILL

Goodwill is amortized using the straight-line method over periods ranging up to 40 years. The Company periodically evaluates goodwill for impairment. In completing this evaluation, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying amount of goodwill has not been impaired.

INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, primary income per share is replaced by "Basic" income per share, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" income per share, which is computed similarly to fully diluted income per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilution effect of stock options outstanding during 1997, 1996 and 1995 added 277,000, 473,000 and 384,000, respectively, to the weighted average shares outstanding for purposes of calculating diluted income per share.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose descriptive information about an entity's capital structure. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS No. 129 was effective for the Company's fiscal year ending
December 31, 1997. SFAS No. 129 did not require revision of prior disclosures.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's fiscal year ending December 31, 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for the Company's fiscal year ending December 31, 1998. Management has not yet determined the impact of SFAS No. 131.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. SFAS No. 132 is effective for the Company's fiscal year ending December 31, 1998.

PRIOR YEAR RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.

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

COMMON STOCK PURCHASE PLAN

During 1997 and 1996, the Company purchased and retired 1,106,000 and 1,020,000 shares, respectively, of its common stock pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 4,000,000 common shares. These purchases were made in a series of open market transactions at an aggregate cost of $29,443,000 and $20,941,000 in 1997 and 1996, respectively, and at prices ranging from $22.25 to $31.94 per share in 1997 and $18.81 to $31.50 per share in 1996.

3. ACQUISITIONS

Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16 and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended 1997, 1996 and 1995 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

On March 31, 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in exchange for approximately 429,000 shares of the Company's common stock valued at $10,300,000. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty, and personal care products. Goodwill in the amount of $6,100,000 was recorded in connection with the acquisition and is being amortized over 40 years.

On August 18, 1997, the Company acquired all of the outstanding common stock of Oak Tree Packaging Corporation ("Oak Tree") in exchange for approximately 556,000 shares of the Company's common stock valued at $16,800,000. Simultaneous with the acquisition, the Company redeemed Oak Tree's preferred stock for approximately $8,500,000 and repaid Oak Tree's outstanding debt of approximately $11,700,000 with funding from the Company's line of credit. Oak Tree's operations consist of three folding carton plants located in Versailles, Connecticut; Thorndike, Massachusetts; and York, Pennsylvania. Goodwill in the amount of $11,300,000 was recorded in connection with the acquisition and is being amortized over 40 years.

In October 1997, the Company acquired substantially all of the assets and business of Baxter Tube Company, a subsidiary of The Tranzonic Companies, for approximately $13,500,000 in cash. Baxter Tube Company manufactures spiral-wound tubes at four facilities located in Ware Shoals, South Carolina; Perrysburg, Ohio; Minerva, Ohio; and Leyland, Lancaster, United Kingdom (under the name Unity Paper Tube, Ltd.). Goodwill in the amount of $8,100,000 was recorded in connection with the acquisition and is being amortized over 40 years.

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

The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 1996 or the results which may occur in the future (in thousands except per share data):

                                                                       1997            1996
---------------------------------------------------------------------------------------------
Net sales .........................................................  $710,948        $716,960
Net income ........................................................    52,214          60,273
Diluted income per common share ...................................      2.03            2.29

Effective October 31, 1995, the Company acquired all of the outstanding stock of GAR Holding Company ("GAR"), a manufacturer of folding cartons, for approximately $35,000,000. Allocation of the purchase price of the GAR acquisition resulted in goodwill of approximately $10,700,000, which is being amortized over 20 years.

4. SALE OF INTEREST IN SUBSIDIARY

On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum LLC ("Standard"). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10,800,000 in cash. Standard will be operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. In conjunction with this transaction, the Company recognized a nonrecurring gain, before income taxes, of $4,228,000, which is reflected as a component of other, net in the accompanying statement of income for the year ended December 31, 1996. Additionally, from the date of the transaction through December 31, 1996, the Company recognized earnings of $2,050,000 for its equity interest in the earnings of Standard. The Company's equity interest in the earnings of Standard for the year ended December 31, 1997 was $1,703,000.

5. REVOLVING CREDIT FACILITY

In July 1997, the Company replaced its $200,000,000 bank revolving credit facility with a $400,000,000, five-year bank revolving credit facility and refinanced the loans outstanding with loans under the new facility. The new credit facility may be increased up to $500,000,000 and its maturity extended by up to three additional years, subject to certain conditions and approvals. Interest under the new facility is computed using the Company's choice of (a) the Eurodollar rate plus a margin or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. As of December 31, 1997 and 1996, borrowings of $129,000,000 and $100,000,000, respectively, were outstanding under revolving credit facilities at weighted average interest rates of 6.15 percent and 5.88 percent, respectively.

6. LONG-TERM DEBT

At December 31, 1997 and 1996, long-term debt consisted of the following (in thousands):

                                                                                1997           1996
-----------------------------------------------------------------------------------------------------
Senior notes, dated October 8, 1992,
 terms as described below ..................................................   $82,750        $82,750
Other notes payable ........................................................       388            540
-----------------------------------------------------------------------------------------------------
                                                                                83,138         83,290
Less current maturities ....................................................         9             29
-----------------------------------------------------------------------------------------------------
                                                                               $83,129        $83,261
=====================================================================================================

The senior notes dated October 8, 1992 (the "Notes") are payable to an insurance company in five equal annual installments of $16,550,000 beginning October 8, 2000. Interest on the Notes accrues at 7.74 percent and is payable semiannually. The Notes provide for optional prepayments, in whole or in part, with a penalty, as defined, during specified periods.

The Notes and revolving credit facilities (Note 5) contain certain restrictive covenants on the part of the Company, including but not limited to payment of dividends, sales of assets, incurrence of additional indebtedness, capital expenditures, maintenance of certain leverage and interest coverage ratios (as defined), investments, and minimum working capital requirements.

Aggregate maturities of long-term debt at December 31, 1997 are as follows (in thousands):

               1998...............        $     9
               1999...............            103
               2000...............         16,626
               2001...............         16,560
               2002...............         16,550
               Thereafter.........         33,290
               ----------------------------------
                                          $83,138
               ==================================

7.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2008. Certain rental payments for transportation equipment are based on a fixed rate, plus an additional amount for mileage. Rental expense on operating leases for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                               1997           1996           1995
--------------------------------------------------------------------------------------------------
Minimum rentals ..................................            $6,905         $4,895         $7,025
Contingent rentals ...............................               371            563            911
--------------------------------------------------------------------------------------------------
                                                              $7,276         $5,458         $7,936

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 (in thousands):

               1998..............        $ 6,767
               1999..............          5,806
               2000..............          4,512
               2001..............          2,562
               2002..............          1,793
               Thereafter........          1,656
               ---------------------------------
                                         $23,096
               =================================

LITIGATION

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8. STOCK OPTION AND DEFERRED COMPENSATION PLANS

DIRECTOR EQUITY PLAN

During 1996, the Company's board of directors approved a director equity plan. Under the plan, directors who are not employees of the Company ("Eligible Directors") are paid a portion of their fees in the Company's common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company's common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 1997 and 1996, 1,836 and 1,176 shares, respectively, of common stock and options to purchase 6,000 shares of common stock were issued in each year under this plan.

INCENTIVE STOCK OPTION AND BONUS PLANS

The Company has a nonqualified incentive stock option plan adopted in 1987 (the "Plan") for certain officers of the Company. Under the Plan, options to purchase a maximum of 1,980,000 shares could be granted through 1990. The stock option committee, appointed by the board of directors, determined the price, vesting period, exercise dates and expiration dates for options granted to officers. Options outstanding under the Plan expired at various dates through 1997.

During 1992, the Company's board of directors approved a nonqualified incentive stock option and bonus plan which became effective January 1, 1993, and terminated December 31, 1997 (the "1993 Plan"). Under the provisions of the 1993 Plan, selected members of management may receive one share of common stock ("bonus share") for each two shares purchased at market value. In addition, the 1993 Plan provides for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The Company's board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. During 1997, 1996 and 1995, the Company issued 189,215, 142,060 and 136,020 nonqualified incentive stock options, respectively, under the 1993 Plan. During 1997, 1996 and 1995, the Company issued 31,816, 10,859 and 26,420 bonus shares, respectively, with a respective aggregate market value of $934,000, $264,000 and $505,000, respectively. Compensation expense of $451,000, $359,000 and $264,000 related to bonus shares was recorded in 1997, 1996 and 1995, respectively.

A summary of stock option activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                           Shares         Price Range
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994 .......................................  1,348,157      $ 2.70-17.75
    Granted ............................................................    136,020       19.75
    Forfeited ..........................................................    (21,876)      15.00-19.75
    Exercised ..........................................................   (320,605)       2.70-15.50
                                                                          ---------
Outstanding at December 31, 1995 .......................................  1,141,696        2.70-19.75
    Granted ............................................................    148,060       19.50-29.75
    Forfeited ..........................................................    (24,680)      15.00-20.50
    Exercised ..........................................................   (361,035)       2.70-19.75
                                                                          ---------
Outstanding at December 31, 1996 .......................................    904,041        2.70-29.75
    Granted ............................................................    195,215       25.25-33.75
    Forfeited ..........................................................    (13,805)      10.00-30.13
    Exercised ..........................................................   (364,813)       2.70-19.75
                                                                          ---------
OUTSTANDING AT DECEMBER 31, 1997 .......................................    720,638      $ 4.00-33.75
                                                                          =========

Accruals of approximately $301,000 and $1,344,000 related to the outstanding incentive stock options are included in deferred compensation in the accompanying balance sheets at December 31, 1997 and 1996, respectively.

During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in the statement has been applied.

The Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 1997, 1996 and 1995:

                                            1997           1996 and 1995
-------------------------------------------------------------------------
Risk-free interest rate..............    5.97%-6.86%       5.40%-6.79%
Expected dividend yield..............    1.90%-2.53%       1.61%-2.46%
Expected option lives................    8-10 years          6-8 years
Expected volatility..................           30%                25%

The total values of the options granted during the years ended December 31, 1997 and 1996 were computed to be approximately $2,061,000 and $763,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported and pro forma net income and net income per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows (in thousands, except per share data):

                                                              1997           1996           1995
--------------------------------------------------------------------------------------------------
Net income:
  As reported ....................................           $51,124        $57,902        $42,988
  Pro forma ......................................            50,824         57,659         42,925
Diluted income per common share:
  As reported ....................................           $  2.03        $  2.28        $  1.66
  Pro forma ......................................              2.02           2.27           1.65

DEFERRED COMPENSATION PLANS

The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $368,000, $483,000 and $480,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accruals of approximately $3,889,000 and $4,383,000 related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 1997 and 1996, respectively.

9. PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Substantially all of the Company's employees participate in a noncontributory defined benefit pension plan (the "Pension Plan"). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan's assets consist of shares held in collective investment funds and group annuity contracts. The Company's policy is to fund benefits attributed to employees' service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $3,478,000, $4,651,000 and $2,019,000 in 1997, 1996 and 1995, respectively.

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

During 1997, the Company adopted a supplemental executive retirement plan ("SERP"), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 1997.

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                             1997         1996         1995
--------------------------------------------------------------------------------------------
Service cost of benefits earned ..................         $ 2,153      $ 1,493      $ 1,448
Interest cost on projected
  benefit obligation .............................           2,629        2,191        2,045
Actual gain on plan assets .......................          (4,480)      (1,146)      (1,914)
Net amortization and deferral ....................           2,622         (110)       1,131
--------------------------------------------------------------------------------------------
Net pension expense ..............................         $ 2,924      $ 2,428      $ 2,710
============================================================================================

The table below represents a reconciliation of the funded status of the Pension Plan and the SERP to prepaid pension cost as of December 31, 1997 and 1996 (in thousands):

                                                                     1997
                                                           -----------------------
                                                                           Pension
                                                               SERP          Plan           1996
--------------------------------------------------------------------------------------------------
Accumulated benefit obligation:
  Vested .........................................            $1,313        $31,235        $28,062
  Nonvested ......................................                53          1,192            969
--------------------------------------------------------------------------------------------------
                                                               1,366         32,427         29,031
Effect of projected future
  compensation levels ............................               552          4,568          5,287
--------------------------------------------------------------------------------------------------
Projected benefit obligation .....................             1,918         36,995         34,318
Plan assets, at fair value .......................                 _         31,725         25,204
--------------------------------------------------------------------------------------------------
Projected benefit obligation in
  excess of plan assets ..........................            (1,918)        (5,270)        (9,114)
Unrecognized net loss ............................                 _          6,042          9,317
Prior service cost ...............................                 _            442            326
Transition assets from initial
  adoption of SFAS No. 87 ........................                 _            (73)          (267)
Unrecognized net transition
  obligation for SERP ............................             1,593              _              _
--------------------------------------------------------------------------------------------------
(Accrued) prepaid pension cost
  before minimum pension
  liability adjustment ...........................            $ (325)       $ 1,141        $   262
==================================================================================================

In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The cumulative additional liability totaled $2,884,000 and $4,150,000 at December 31, 1997 and 1996, respectively, and has been offset by intangible assets to the extent of previously unrecognized prior service costs. Amounts in excess of previously unrecognized prior service cost are recorded as charges to shareholders' equity.

Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 1997 and 1996 is 7.5 percent, the rate of increase in future compensation levels is 3.5 percent, and the expected long-term rate of return on assets is 9.5 percent.

OTHER POSTRETIREMENT BENEFITS

The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the cost of postretirement benefits to be accrued during the service lives of employees.

Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 included the following components (in thousands):

                                                           1997      1996      1995
-----------------------------------------------------------------------------------
Service cost of benefits earned ..................         $100      $ 86      $ 86
Interest cost on accumulated
  postretirement benefit obligation ..............          287       239       281
-----------------------------------------------------------------------------------
Net periodic postretirement
    benefit cost .................................         $387      $325      $367
===================================================================================

Postretirement benefits totaling $305,000, $203,000 and $151,000 were paid during 1997, 1996 and 1995, respectively.











The accrued postretirement benefit cost as of December 31, 1997 and 1996 consists of the following (in thousands):

                                                                                      1997            1996
-----------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees ......................................................................    $1,141          $1,961
  Fully eligible active plan participants .......................................       394             197
  Other active plan participants ................................................     2,528           1,266
-----------------------------------------------------------------------------------------------------------
                                                                                      4,063           3,424
  Unrecognized net loss .........................................................      (285)            (39)
-----------------------------------------------------------------------------------------------------------
  Accrued postretirement benefit cost ...........................................    $3,778          $3,385
===========================================================================================================

The accumulated postretirement benefit obligation at December 31, 1997 and 1996 was determined using a weighted average discount rate of 7.5 percent. The rate of increase in the costs of covered health care benefits is assumed to be 7.5 percent in 1998, gradually decreasing to 5 percent by the year 2002. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $482,000 and would increase net periodic postretirement benefit cost by approximately $53,000 for the year ended December 31, 1997.

10. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following (in thousands):

                                                              1997           1996           1995
--------------------------------------------------------------------------------------------------
Current:
  Federal ........................................           $26,128        $29,989        $22,026
  State ..........................................             3,306          3,843          3,286
--------------------------------------------------------------------------------------------------
                                                              29,434         33,832         25,312
Deferred .........................................             1,109          2,742            953
--------------------------------------------------------------------------------------------------
                                                             $30,543        $36,574        $26,265
==================================================================================================

The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                1997           1996           1995
---------------------------------------------------------------------------------------------------
Federal statutory tax rate .......................              35.0%          35.0%          35.0%
State taxes, net of federal
  tax benefit ....................................               3.2            3.5            3.3
Other ............................................              (0.8)           0.2           (0.3)
--------------------------------------------------------------------------------------------------
Effective tax rate ...............................              37.4%          38.7%          38.0%
==================================================================================================

Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                                     1997           1996
----------------------------------------------------------------------------------------------------------
Deferred income tax assets:
  Deferred employee benefits ...................................................  $  1,834       $   1,909
  Postemployment benefits ......................................................       431             643
  Postretirement benefits other
    than pensions ..............................................................       989             619
  Accounts receivable ..........................................................       439             627
  Other ........................................................................       396             238
----------------------------------------------------------------------------------------------------------
    Total deferred income tax assets ...........................................     4,089           4,036
----------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
  Depreciation and amortization ................................................   (30,720)        (27,170)
  Asset revaluations ...........................................................    (3,460)           (854)
  Other ........................................................................      (640)           (799)
----------------------------------------------------------------------------------------------------------
    Total deferred income tax liabilities ......................................   (34,820)        (28,823)
----------------------------------------------------------------------------------------------------------
Valuation allowance ............................................................         -               -
----------------------------------------------------------------------------------------------------------
    Deferred income taxes ......................................................  $(30,731)      $ (24,787)
==========================================================================================================

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                                             First          Second         Third          Fourth
                                            Quarter         Quarter       Quarter         Quarter
-------------------------------------------------------------------------------------------------
1997:
  Net sales .............................   $157,583       $160,834       $173,720       $176,001
  Gross profit ..........................     43,820         47,822         46,800         46,732
  Net income ............................     11,741         12,819         12,624         13,940
  Diluted income per common share .......   $   0.47       $   0.51       $   0.50       $   0.55

1996:
  Net sales .............................   $144,519       $140,400       $158,199       $159,577
  Gross profit ..........................     43,340         43,766         47,002         45,804
  Net income ............................     13,551         15,327         14,766         14,258
  Diluted income per common share .......   $   0.53       $   0.61       $   0.58       $   0.56


12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1997:

- CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value because of the short maturity of these instruments.

- LONG-TERM DEBT. The fair values of the Company's senior notes and revolving credit facility are based on the current rates available to the Company for debt of the same remaining maturity and, as of December 31, 1997, approximate the carrying amounts. The carrying amounts of the other notes payable are assumed to approximate fair value due to the short maturity and variable rate structure of the instruments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
Caraustar Industries, Inc.:

We have audited the accompanying consolidated balance sheets of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Atlanta, Georgia
January 29, 1998

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

                           CONSOLIDATED FINANCIAL STATEMENTS:

                                    Consolidated Balance Sheets as of December
                                    31, 1997 and 1996

                                    Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                                    Consolidated Statements of Shareholders'
                                    Equity for the years ended December 31,
                                    1997, 1996 and 1995

                                    Consolidated Statements of Cash Flows for
                                    the years ended December 31, 1997, 1996 and
                                    1995

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

         b.   Reports on Form 8-K.

         The Company filed two current reports on Form 8-K during the quarter ending December 31, 1997. The first report, filed October 9, 1997, incorporated the contents of a press release in which the Company announced that it was considering the possibility of making a cash offer for United Kingdom-based Britton Group plc. The second report, filed October 14, 1997, incorporated the contents of a press release in which the Company announced that it did not then intend to proceed with a cash offer for Britton.

                                                                     SCHEDULE II


                           CARAUSTAR INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 and 1997

                                 (IN THOUSANDS)


                                             Balance at     Charged to
                                              Beginning      Costs and                             Balance at
                                               of Year       Expenses          Deductions*         End of Year
                                               -------       --------          -----------         -----------

1995:   Allowances for doubtful accounts
        receivable, returns, and discounts     $1,129         $1,324             $(1,178)            $1,275
                                               ------         ------             -------             ------

1996:   Allowances for doubtful accounts
        receivable, returns, and discounts     $1,275         $3,254             $(3,215)            $1,314
                                               ------         ------             -------             ------

1997:   Allowances for doubtful accounts
        receivable, returns, and discounts     $1,314         $4,734             $(4,909)            $1,139
                                               ------         ------             -------             ------


*  Principally charges for which reserves were provided, net of recoveries.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders of
Caraustar Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included in this Form 10-K and have issued our report thereon dated January 29, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a.(2) is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 29, 1998

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARAUSTAR INDUSTRIES, INC.


                                    By:       /s/ H. Lee Thrash, III
                                            -----------------------------------
                                            H. Lee Thrash, III, Vice President
                                            and Chief Financial Officer

                                    Date:   March 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

                         Signature

   /s/ Thomas V. Brown
-----------------------------------------------------------------------
Thomas V. Brown, President and Chief Executive Officer
(principal executive officer); Director


   /s/ H. Lee Thrash, III
-----------------------------------------------------------------------
H. Lee Thrash, III, Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer); Director


   /s/ James E. Rogers
-----------------------------------------------------------------------
James E. Rogers, Director


-----------------------------------------------------------------------
Bob M. Prillaman, Director


   /s/ Russell M. Robinson, II
-----------------------------------------------------------------------
Russell M. Robinson, II, Director


   /s/ Maxine Francis Forrest
-----------------------------------------------------------------------
Maxine Francis Forrest, Director

                                  EXHIBIT INDEX



          Exhibit No.     Description
          -----------     -----------

            2.01        Contribution Agreement between Tenneco Packaging Inc.
                        and Caraustar Industries, Inc. regarding the formation of a Partnership, dated as of June 21, 1996 (including
                        Annex A, Form of Partnership Agreement), as amended by
                        Amendment to Contribution Agreement dated July 15, 1996
                        (Incorporated by reference - Exhibit 2 to Current Report on Form 8-K dated July 15, 1996 [SEC File No. 0-20646])
            3.01        Amended and Restated Articles of Incorporation of the
                        Company (Incorporated by reference - Exhibit 3.01 to
                        Annual Report for 1992 on Form 10-K [SEC File No.
                        0-20646])
            3.02        Second Amended and Restated Bylaws of the Company
                        (Incorporated by reference - Exhibit 3.02 to
                        Registration Statement on Form S-4 [SEC File No.
                        333-29937])
            4.01 Specimen Common Stock Certificate (Incorporated by reference - Exhibit 4.01 to Registration Statement on
                        Form S-1 [SEC File No. 33-50582])
            4.02        Articles 3 and 4 of the Company's Amended and Restated
                        Articles of Incorporation (included in Exhibit 3.01)
            4.03        Article II of the Company's Second Amended and Restated
                        Bylaws (included in Exhibit 3.02)
            4.04        Rights Agreement, dated as of April 19, 1995, between
                        Caraustar Industries, Inc. and First Union National Bank of North Carolina, as Rights Agent (Incorporated by reference - Exhibit 1 to Current Report on Form 8-K dated April 19, 1995 [SEC File No. 0-20646])
            10.01       Note Agreement, dated as of October 1, 1992, between the
                        Company and the Prudential Insurance Company of America, regarding the Company's 7.89% Senior Subordinated Notes
                        (Incorporated by reference - Exhibit 10.02 to Annual
                        Report for 1992 on Form 10-K [SEC File No. 0-20646])
            10.02 Amendment Agreement, dated as of June 2, 1995, between the Company and the Prudential Insurance Company of America regarding the Company's 7.89% Senior
                        Subordinated Notes (Incorporated by reference - Exhibit
                        10.03 to Report on Form 10-Q for the quarter ended
                        September 30, 1995 [SEC File No. 0-20646])
            10.03 Amendment Agreement, dated as of July 23, 1997, between the Company and the Prudential Insurance Company of America regarding the Company's 7.89% Senior
                        Subordinated Notes (Incorporated by reference - Exhibit
                        10.03 to report on Form 10-Q for the quarter ended June
                        30, 1997 [SEC File No. 0-20646])
            10.04* Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference - Exhibit 10.06 to Registration Statement on
                        Form S-1 [SEC File No. 33-50582])
            10.05 Asset Purchase Agreement, dated August 7, 1992, between the Company and Domtar Gypsum Inc. (Incorporated by reference - Exhibit 10.07 to Registration Statement on
                        Form S-1 [SEC File No. 33-50582])
            10.06* Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements
                        (Incorporated by reference - Exhibit 10.08 to
                        Registration Statement on Form S-1 [SEC File No.
                        33-50582])
            10.07* 1987 Executive Stock Option Plan (Incorporated by reference - Exhibit 10.09 to Registration Statement on
                        Form S-1 [SEC File No. 33-50582])

            10.08*      1993 Key Employees' Share Ownership Plan (Incorporated
                        by reference - Exhibit 10.10 to Registration Statement
                        on Form S-1 [SEC File No. 33-50582])
            10.09       Energy Purchase Agreement, dated December 18, 1989,
                        between Camden Paperboard Corporation and Camden Cogen,
                        L.P. (Incorporated by reference - Exhibit 10.11 to
                        Registration Statement on Form S-1 [SEC File No. 33-
                        50582])
            10.10*      Incentive Bonus Plan of the Company (Incorporated by
                        reference - Exhibit 10.10 to Annual Report for 1993 on
                        Form 10-K [SEC File No. 0-20646])
            10.11       Agreement and Plan of Merger, dated as of September 13,
                        1995, among the Company, CSAR Acquisition, Inc., GAR
                        Holding Company and each of the stockholders,
                        warrantholders and optionees of GAR Holding Company, as
                        amended by Amendment No. 1 to Agreement and Plan of
                        Merger dated as of October 31, 1995 (Incorporated by
                        reference - Exhibit 10.11 to Report on Form 10-Q for the
                        quarter ended September 30, 1995 [SEC File No. 0-
                        20646])
            10.12       1996 Director Equity Plan of the Company (Incorporated
                        by reference - Exhibit 10.12 to Report on Form 10-Q for
                        the quarter ended March 31, 1996 [SEC File No. 0-20646])
            10.13       Credit Agreement, dated as of July 23, 1997, by and
                        among the Company, as Borrower, the banks listed
                        therein, Bankers Trust Company, as Administrative Agent,
                        NationsBank, N.A., as Syndication Agent, SunTrust Bank,
                        Atlanta, as Documentation Agent, First Union National
                        Bank, as Managing Agent and each of Credit Lyonnais, The
                        Bank of New York, The Bank of Nova Scotia, The Bank of
                        Tokyo - Mitsubishi, Ltd., and Wachovia Bank, as
                        Co-Agents (Incorporated by Reference - Exhibit 10.13 to
                        Report on Form 10-Q for the Quarter Ended June 30, 1997
                        (SEC File No. 0-20646])
            10.14+*     1998 Key Employee Incentive Compensation Plan
            21.01+      Subsidiaries of the Company
            23.01+      Consent of Arthur Andersen LLP
            27.01+      Financial Data Schedule for the year ended December 31,
                        1997 (For SEC purposes only)
            27.02+      Restated Financial Data Schedule for the year ended
                        December 31, 1996, which is hereby restated pursuant to
                        SFAS NO. 128, "Earnings Per Share" (For SEC purposes
                        only).
            27.03+      Restated Financial Data Schedule for three months ended
                        March 31, 1996, which is hereby restated pursuant to
                        SFAS NO. 128, "Earnings Per Share" (For SEC purposes
                        only).
            27.04+      Restated Financial Data Schedule for the six months
                        ended June 30, 1996, which is hereby restated pursuant
                        to SFAS No. 128, "Earnings Per Share" (For SEC purposes
                        only).
            27.05+      Restated Financial Data Schedule for the nine months
                        ended September 30, 1996, which is hereby
                        restated pursuant to SFAS No. 128, "Earnings Per Share"
                        (For SEC purposes only).
            27.06+      Restated Financial Data Schedule for three months ended
                        March 31, 1997, which is hereby restated pursuant to
                        SFAS No. 128, "Earnings Per Share" (For SEC purposes
                        only).
            27.07+      Restated Financial Data Schedule for the six months
                        ended June 30, 1997, which is hereby restated pursuant
                        to SFAS No. 128, "Earnings Per Share" (For SEC purposes
                        only).
            27.08+      Restated Financial Data Schedule for the nine months
                        ended September 30, 1997, which is hereby restated
                        pursuant to SFAS No. 128, "Earnings Per Share" (For SEC
                        purposes only).

            +           Filed herewith

            * Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.