Form 10-Q
period 1998-03-31
CARAUSTAR INDUSTRIES INC
filed 1998-05-13
CIK 825692

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                                            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                                 OR
     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                                     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 0-20646

                           CARAUSTAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     NORTH CAROLINA                                              58-1388387
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                Identification Number)

                             3100 WASHINGTON STREET
                             AUSTELL, GEORGIA 30106
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 948-3101
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [X]  Yes                [ ]  No

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, May 5, 1998.

              COMMON STOCK, $.10 PAR VALUE                                       25,418,727
                        (Class)                                                (Outstanding)

================================================================================

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997.......................................    3
          Condensed Consolidated Statements of Income for the
          three-month periods ended March 31, 1998 and March 31,
          1997........................................................    4
          Condensed Consolidated Statements of Cash Flows for the
          three-month periods ended March 31, 1998 and March 31,
          1997........................................................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the three-month periods ended
          March 31, 1998 and March 31, 1997...........................    8

PART II -- OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 6.   Exhibits and Reports on Form 8-K............................   13

Signatures............................................................   14

Exhibit Index.........................................................   15

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,         DECEMBER 31,
                                                                 1998               1997*
                                                              -----------        ------------
                                                              (UNAUDITED)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   9,215          $   1,391
  Receivables, net..........................................      83,018             70,944
  Inventories...............................................      69,047             62,319
  Refundable income taxes...................................           0              1,190
  Other current assets......................................       6,535              5,312
                                                               ---------          ---------
         Total current assets...............................     167,815            141,156
                                                               ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       6,705              6,305
  Buildings and improvements................................      92,303             86,967
  Machinery and equipment...................................     384,749            362,384
  Furniture and fixtures....................................      10,317             10,103
                                                               ---------          ---------
                                                                 494,074            465,759
  Less accumulated depreciation.............................    (182,592)          (174,723)
                                                               ---------          ---------
  Property, plant and equipment, net........................     311,482            291,036
                                                               ---------          ---------
GOODWILL, net...............................................     104,166            104,323
                                                               ---------          ---------
OTHER ASSETS................................................      15,231             13,575
                                                               ---------          ---------
                                                               $ 598,694          $ 550,090
                                                               =========          =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $     106          $       9
  Accounts payable..........................................      47,691             43,861
  Accrued liabilities.......................................      28,562             21,414
  Income taxes payable......................................       5,707                  0
  Dividends payable.........................................       4,045              4,052
                                                               ---------          ---------
         Total current liabilities..........................      86,111             69,336
                                                               ---------          ---------
REVOLVING CREDIT LOANS......................................     149,000            129,000
                                                               ---------          ---------
LONG-TERM DEBT, less current maturities.....................      83,242             83,129
                                                               ---------          ---------
DEFERRED INCOME TAXES.......................................      34,772             30,731
                                                               ---------          ---------
DEFERRED COMPENSATION.......................................       4,126              4,190
                                                               ---------          ---------
OTHER LIABILITIES...........................................       5,022              4,616
                                                               ---------          ---------
MINORITY INTEREST...........................................      15,013             15,157
                                                               ---------          ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................           0                  0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,280,232 and 25,330,670 shares issued and
    outstanding at March 31, 1998 and December 31, 1997,
    respectively............................................       2,528              2,533
  Additional paid-in capital................................     142,742            144,442
  Retained earnings.........................................      77,955             68,823
  Accumulated other comprehensive income....................      (1,817)            (1,867)
                                                               ---------          ---------
                                                                 221,408            213,931
                                                               ---------          ---------
                                                               $ 598,694          $ 550,090
                                                               =========          =========

---------------

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                  (UNAUDITED)
SALES.......................................................  $185,588   $164,535
FREIGHT.....................................................     8,717      6,952
                                                              --------   --------
          Net sales.........................................   176,871    157,583
COST OF SALES...............................................   127,116    113,763
                                                              --------   --------
          Gross profit......................................    49,755     43,820
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    24,826     21,710
                                                              --------   --------
          Operating income..................................    24,929     22,110
OTHER (EXPENSE) INCOME:
  Interest expense..........................................    (3,699)    (3,255)
  Interest income...........................................        73         70
  Equity in income of unconsolidated affiliates.............       578        816
  Other, net................................................      (118)       (59)
                                                              --------   --------
                                                                (3,166)    (2,428)
                                                              --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............    21,763     19,682
MINORITY INTEREST...........................................      (455)      (362)
PROVISION FOR INCOME TAXES..................................     8,131      7,579
                                                              --------   --------
NET INCOME..................................................  $ 13,177   $ 11,741
                                                              ========   ========
BASIC
-------
NET INCOME PER COMMON SHARE.................................  $   0.52   $   0.47
                                                              ========   ========
Weighted average number of shares outstanding...............    25,280     24,815
                                                              ========   ========
DILUTED
-----------
NET INCOME PER COMMON SHARE.................................  $   0.52   $   0.47
                                                              ========   ========
Diluted weighted average number of shares outstanding.......    25,512     25,163
                                                              ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                                   (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................  $ 13,177    $ 11,741
     Adjustments for noncash charges........................     9,066       7,802
     Changes in current assets and liabilities..............     2,244      (1,043)
                                                              --------    --------
          Net cash provided by operating activities.........    24,487      18,500
                                                              --------    --------
  Investing activities:
     Purchases of property, plant and equipment.............    (8,512)    (10,949)
     Acquisitions of businesses.............................   (13,358)          0
     Other..................................................      (117)      1,818
                                                              --------    --------
          Net cash used in investing activities.............   (21,987)     (9,131)
                                                              --------    --------
  Financing activities:
     Proceeds from revolving credit loans...................    31,000      20,000
     Repayments of revolving credit loans...................   (11,000)          0
     Repayments of long-term debt...........................    (8,189)        (72)
     Dividends paid.........................................    (4,052)     (3,501)
     Proceeds from issuances of stock.......................       487       1,643
     Purchases of stock.....................................    (2,192)    (23,605)
     Distribution to minority interest holder...............      (600)          0
     Other..................................................      (130)       (188)
                                                              --------    --------
          Net cash provided by (used in) financing
           activities.......................................     5,324      (5,723)
                                                              --------    --------
  Net increase in cash and cash equivalents.................     7,824       3,646
  Cash and cash equivalents at beginning of period..........     1,391      11,989
                                                              --------    --------
  Cash and cash equivalents at end of period................  $  9,215    $ 15,635
                                                              ========    ========
  Cash payments for:
     Interest...............................................  $  2,136    $  1,622
                                                              ========    ========
     Income taxes...........................................  $    682    $    874
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1.BASIS OF PRESENTATION

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the 1998 presentation.

NOTE 2.COMMON STOCK PURCHASE PLAN

       During the first quarter of 1998, the Company purchased and retired 66,000 shares of its common stock at a market price of $33.00 per share, totaling $2.2 million. The Company has cumulatively purchased 2,258,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,742,000 additional shares.

NOTE 3.ACQUISITIONS

       On March 18, 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, ("Chesapeake") for approximately $21.0 million, including approximately $8.2 million of Chesapeake's debt, which was repaid by the Company. Chesapeake Paperboard, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging, located in Hunt Valley, Maryland, manufactures folding cartons and specialty corrugated products. The Company has accounted for the Chesapeake acquisition as a purchase. Accordingly, the purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation resulted in no goodwill. The Chesapeake acquisition is not expected to have a material effect on the operations of the Company.

NOTE 4.COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. The Company adopted SFAS 130 on January 1, 1998. Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the three months ended March 31, 1998 and 1997 was $13,227,000 and $11,748,000, respectively.

NOTE 5.NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for the Company's fiscal year ending December 31, 1998. Management has not yet determined the impact of SFAS No. 131.

       In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 1.

       other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. SFAS No. 132 is effective for the Company's fiscal year ending December 31, 1998.

NOTE 6.COMMITMENTS AND CONTINGENCIES

       The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 2.

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

QUARTERS ENDED MARCH 31, 1998 AND 1997

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                        QUARTERS ENDED
                                                          MARCH 31,
                                                        --------------              %
                                                        1998     1997    CHANGE   CHANGE
                                                        -----    -----   ------   ------
Production source of tons of paperboard sold (in
  thousands):
  From paperboard mill production...................    226.2    227.7    (1.5)    -0.7%
  Outside purchases.................................     23.6     18.4     5.2     28.3%
                                                        -----    -----    ----
          Total paperboard tonnage..................    249.8    246.1     3.7      1.5%
                                                        =====    =====    ====
Tons sold by market (in thousands):
  Tube, core and can volume.........................     66.7     61.9     4.8      7.8%
  Folding carton volume.............................     73.8     69.5     4.3      6.2%
  Gypsum facing paper volume........................     63.1     65.2    (2.1)    -3.2%
  Other specialty volume............................     46.2     49.5    (3.3)    -6.7%
                                                        -----    -----    ----
          Total paperboard tonnage..................    249.8    246.1     3.7      1.5%
                                                        =====    =====    ====

                                                         QUARTERS ENDED
                                                           MARCH 31,
                                                         --------------              %
                                                         1998     1997    CHANGE   CHANGE
                                                         -----    -----   ------   ------
Gross paper margins ($/ton):
  Mill:
     Average paperboard net selling price............    $417     $403     $14       3.5%
     Average paperboard recovered fiber cost.........      85       75      10      13.3%
                                                         ----     ----     ---
          Mill gross paper margin....................    $332     $328     $ 4       1.2%
                                                         ====     ====     ===
Tube and core:
  Average net selling price..........................    $747     $701     $46       6.6%
  Average paperboard cost............................     414      393      21       5.3%
                                                         ----     ----     ---
          Tube and core gross paper margin...........    $333     $308     $25       8.1%
                                                         ====     ====     ===

Consolidated net sales for the quarter ended March 31, 1998 increased 12.2 percent to $176.9 million from $157.6 million for the same period last year. Acquisitions completed since the first quarter of 1997 accounted for $19.1 million of sales during the first quarter of 1998. Excluding acquisitions from the current quarter's sales, net sales were essentially unchanged.

Total paperboard tonnage in the quarter increased 1.5 percent to 249.8 thousand tons from 246.1 thousand tons due to acquisitions made after the first quarter of last year. Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) decreased 0.7 percent in the quarter versus the year-earlier quarter. Total tonnage converted increased 21.4 percent (8.7

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 2.

percent excluding acquisitions) to 97.4 thousand tons in the quarter versus 80.2 thousand tons in the first quarter last year.

The Company's gross margin increased to 28.1 percent of net sales from 27.8 percent in the first quarter of 1997. This margin increase was due primarily to higher gross paper margins at the Company's paperboard mills and tube and core converting operations, partially offset by lower margins at folding carton operations.

Recovered fiber, which is derived from recycled paperstock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $83 per ton during 1997 and $85 during the first quarter of 1998. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of such dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

Operating income increased $2.8 million, or 12.7 percent, to $24.9 million from $22.1 million in the first quarter of last year. Excluding acquisitions, operating income increased $1.1 million, or 5.2 percent, due primarily to improved margins at paperboard mills. Selling, general and administrative expenses increased $3.1 million in the first quarter of 1998 compared with the same period last year. Excluding acquisitions, these expenses were up $1.1 million from the year-earlier period.

Interest expense increased 13.6 percent to $3.7 million in the first quarter compared with $3.3 million in the same period last year due to higher average outstanding borrowings under the revolving credit facility. The Company's effective tax rate declined to 38.2 percent in the first quarter of 1998 versus
39.2 percent in the same period last year due primarily to strategies implemented during 1997 to reduce state and local income taxes.

Net income increased 12.2 percent to $13.2 million in the first quarter from $11.7 million in the first quarter last year. Diluted net income per common share increased 10.6 percent to $0.52 from $0.47 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, the Company had loans of $149.0 million outstanding under its revolving credit facility versus $120.0 million on March 31, 1997 and $129.0 million on December 31, 1997. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the quarter ended March 31, 1998 and 1997 and for the year ended December 31, 1997, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.93 percent,
5.74 percent and 5.94 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $83.2 million at March 31, 1998 versus $85.5 million and $83.1 million at March 31, 1997 and December 31, 1997, respectively.

The Company has a $400 million, five-year bank revolving credit facility which may be increased up to $500 million and its maturity extended by up to three additional years, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 2.

lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating, should it attain such a rating in the future. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Cash generated from operations was $24.5 million for the three months ended March 31, 1998 compared with $18.5 million for the same period last year. The increase in 1998 compared to the same period last year was due to higher net income and decreased working capital needs.

Capital expenditures, excluding acquisitions, were $8.5 million in the first three months of 1998 versus $10.9 million for the same period last year. Capital expenditures of approximately $45.0 million are anticipated for 1998.

On March 18, 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, for approximately $21.0 million, including approximately $8.2 million of Chesapeake's debt, which was repaid by the Company. Chesapeake Paperboard, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging, located in Hunt Valley, Maryland, manufactures folding cartons and specialty corrugated products.

Cash dividends of $4.1 million were paid in the first quarter of 1998 versus $3.5 million in the same period last year. The Company's senior notes agreement contains a provision which limits the payment of dividends, on a cumulative basis, to a base amount plus 33 percent of the Company's cumulative consolidated net income since October of 1992. The Company does not believe that this provision will limit its ability to pay dividends at its current rate or limit its ability to increase dividends in the future. The revolving credit agreement contains no specific limitations on the payment of dividends.

During the first quarter of 1998, the Company purchased and retired 66,000 shares of its common stock at a market price of $33.00 per share totaling $2.2 million. The Company has cumulatively purchased 2,258,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,742,000 additional shares.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility.

The Company uses software and related information technologies throughout its businesses that may be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. Although final cost estimates regarding the year 2000 issue have yet to be determined, the Company anticipates that these costs will result in an increase in Company expenses during 1998 and 1999. The Company expects to complete these cost estimates during 1998 and incur them during 1998 and 1999 to resolve this issue. These expenses are not expected to materially impact the Company's financial condition or results of operations.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
PART I, ITEM 2.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

PART II, ITEM 4.

                           CARAUSTAR INDUSTRIES, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual shareholders' meeting was held on April 15, 1998. The matters voted upon at the meeting were (1) a proposal to elect three Class III directors (James H. Hance, Jr., John D. Munford and James E. Rogers, (2) a proposal to approve Caraustar's 1998 Key Employee Incentive Compensation Plan and (3) a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1998. Proposals (1), (2) and
(3) were approved by the following margins:

                                                                  VOTES AGAINST                  BROKER
PROPOSAL                                             VOTES FOR     OR WITHHELD    ABSTENTIONS   NONVOTES
--------                                             ----------   -------------   -----------   --------
Election of Directors
  James H. Hance, Jr...............................  21,703,767      155,070             --          --
  John D. Munford..................................  21,701,578      157,259             --          --
  James E. Rogers..................................  21,703,796      155,041             --          --
Approval of 1998 Key Employee Incentive
  Compensation Plan................................  19,547,270      603,511        156,288          --
Ratification of Selection of Independent Public
  Accountants......................................  21,701,391       18,868        138,578          --

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

PART II, ITEM 6.
                           CARAUSTAR INDUSTRIES, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The Exhibits to this Report on Form 10-Q are listed in the accompanying
Exhibit Index.

  (b) Reports on Form 8-K

     The Company filed no current reports on Form 8-K during the quarter ended March 31, 1998.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARAUSTAR INDUSTRIES, INC.

                                                /s/ H. LEE THRASH, III
                                          --------------------------------------
                                          By:       H. Lee Thrash, III
                                            Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: May 12, 1998

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                               INDEX TO EXHIBITS

EXHIBIT                                                                    FILED
NUMBER    DESCRIPTION                                                   HEREWITH(*)
-------   -----------                                                   -----------
 2.01     Contribution Agreement between Tenneco Packaging Inc. and
          Caraustar Industries, Inc. regarding the formation of a
          Partnership, dated as of June 21, 1996 (including Annex A,
          Form of Partnership Agreement), as amended by Amendment to
          Contribution Agreement dated July 15, 1996 (Incorporated by reference -- Exhibit 2 to Current Report on Form 8-K dated
          July 15, 1996 [SEC File No. 0-20646])
 3.01     Amended and Restated Articles of Incorporation of the
          Company (Incorporated by reference -- Exhibit 3.01 to Annual
          Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02     Second Amended and Restated Bylaws of the Company
          (Incorporated by reference -- Exhibit 3.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
 4.01     Specimen Common Stock Certificate (Incorporated by
          reference -- Exhibit 4.01 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
 4.02     Articles 3 and 4 of the Company's Amended and Restated
          Articles of Incorporation (included in Exhibit 3.01)
 4.03     Article II of the Company's Second Amended and Restated
          Bylaws (included in Exhibit 3.02)
 4.04     Rights Agreement, dated as of April 19, 1995, between
          Caraustar Industries, Inc. and First Union National Bank of
          North Carolina, as Rights Agent (Incorporated by
          reference -- Exhibit 1 to Current Report on Form 8-K dated
          April 19, 1995 [SEC File No. 0-20646])
10.01     Note Agreement, dated as of October 1, 1992, between the
          Company and the Prudential Insurance Company of America,
          regarding the Company's 7.89% Senior Subordinated Notes
          (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
10.02     Amendment Agreement, dated as of June 2, 1995, between the
          Company and the Prudential Insurance Company of America
          regarding the Company's 7.89% Senior Subordinated Notes
          (Incorporated by reference -- Exhibit 10.03 to Report on
          Form 10-Q for the quarter ended September 30, 1995 [SEC File
          No. 0-20646])
10.03     Amendment Agreement, dated as of July 23, 1997, between the
          Company and the Prudential Insurance Company of America
          regarding the Company's 7.89% Senior Subordinated Notes
          (Incorporated by reference -- Exhibit 10.03 to Report on
          Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
          0-20646])
10.04     Employment Agreement, dated December 31, 1990, between the
          Company and Thomas V. Brown (Incorporated by
          reference -- Exhibit 10.06 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.05     Asset Purchase Agreement, dated August 7, 1992, between the
          Company and Domtar Gypsum Inc. (Incorporated by
          reference -- Exhibit 10.07 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.06     Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

EXHIBIT                                                                    FILED
NUMBER    DESCRIPTION                                                   HEREWITH(*)
-------   -----------                                                   -----------
10.07     1987 Executive Stock Option Plan (Incorporated by
          reference -- Exhibit 10.09 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.08     1993 Key Employees' Share Ownership Plan (Incorporated by
          reference -- Exhibit 10.10 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.09     Energy Purchase Agreement, dated December 18, 1989, between
          Camden Paperboard Corporation and Camden Cogen, L.P.
          (Incorporated by reference -- Exhibit 10.11 to Registration
          Statement on Form S-1 [SEC File No. 33-50582])
10.10     Incentive Bonus Plan of the Company (Incorporated by
          reference -- Exhibit 10.10 to Annual Report for 1993 on Form
          10-K [SEC File No. 0-20646])
10.11     Agreement and Plan of Merger, dated as of September 13,
          1995, among the Company, CSAR Acquisition, Inc., GAR Holding
          Company and each of the stockholders, warrantholders and
          optionees of GAR Holding Company, as amended by Amendment
          No. 1 to Agreement and Plan of Merger dated as of October
          31, 1995 (Incorporated by reference -- Exhibit 10.11 to
          Report on Form 10-Q for the quarter ended September 30, 1995
          [SEC File No. 0-20646])
10.12     1996 Director Equity Plan of the Company (Incorporated by
          reference -- Exhibit 10.12 to Report on Form 10-Q for the
          quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13     Credit Agreement, dated as of July 23, 1997, by and among
          the Company, as Borrower, the banks listed therein, Bankers
          Trust Company, as Administrative Agent, NationsBank, N.A.,
          as Syndication Agent, SunTrust Bank, Atlanta, as
          Documentation Agent, First Union National Bank, as Managing
          Agent and each of Credit Lyannais, The Bank of New York, The
          Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
          and Wachovia Bank, as Co-Agents (Incorporated by
          Reference -- Exhibit 10.13 to Report on Form 10-Q for the
          Quarter Ended June 30, 1997 [SEC File No. 0-20646])
10.14     1998 Key Employee Incentive Compensation Plan (Incorporated
          by reference -- Exhibit 10.14 to Annual Report for 1997 on
          Form 10-K [SEC File No. 0-20646]
11.01     Computation of Earnings per Share                               *
27.01     Financial Data Schedule (For SEC purposes only)                 *