Form 10-Q
period 1998-06-30
CARAUSTAR INDUSTRIES INC
filed 1998-08-13
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-20646

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

                                 (770) 948-3101
               (Registrant's telephone number, include area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 10, 1998.

        COMMON STOCK, $.10 PAR VALUE                            25,427,407
                   (Class)                                     (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I --  FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997.......................................    3

           Condensed Consolidated Statements of Income for the
           three-month and six-month periods ended June 30, 1998 and
           June 30, 1997...............................................    4

           Condensed Consolidated Statements of Cash Flows for the
           six-month periods ended June 30, 1998 and June 30, 1997.....    5

           Notes to Condensed Consolidated Financial Statements........    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the three-month and six-month
           periods ended June 30, 1998 and June 30, 1997...............    8
PART II--  OTHER INFORMATION
Item 2.    Changes in Securities.......................................   13
Item 6.    Exhibits and Reports on Form 8-K............................   14
Signatures.............................................................   15
Exhibit Index..........................................................   16

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998          1997*
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   6,810     $   1,391
  Receivables, net..........................................      81,816        70,944
  Inventories...............................................      70,721        62,319
  Refundable income taxes...................................         636         1,190
  Other current assets......................................       6,284         5,312
                                                               ---------     ---------
         Total current assets...............................     166,267       141,156
                                                               ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       6,785         6,305
  Buildings and improvements................................      94,672        86,967
  Machinery and equipment...................................     397,527       362,384
  Furniture and fixtures....................................      10,628        10,103
                                                               ---------     ---------
                                                                 509,612       465,759
  Less accumulated depreciation.............................    (189,636)     (174,723)
                                                               ---------     ---------
  Property, plant and equipment, net........................     319,976       291,036
                                                               ---------     ---------
GOODWILL, net...............................................     116,438       104,323
                                                               ---------     ---------
OTHER ASSETS................................................      15,367        13,575
                                                               ---------     ---------
                                                               $ 618,048     $ 550,090
                                                               =========     =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $       9     $       9
  Accounts payable..........................................      48,738        43,861
  Accrued liabilities.......................................      28,327        21,414
  Dividends payable.........................................       4,068         4,052
  Other note payable........................................      26,000             0
                                                               ---------     ---------
         Total current liabilities..........................     107,142        69,336
                                                               ---------     ---------
REVOLVING CREDIT LOANS......................................     149,000       129,000
                                                               ---------     ---------
LONG-TERM DEBT, less current maturities.....................      83,061        83,129
                                                               ---------     ---------
DEFERRED INCOME TAXES.......................................      34,573        30,731
                                                               ---------     ---------
DEFERRED COMPENSATION.......................................       4,061         4,190
                                                               ---------     ---------
OTHER LIABILITIES...........................................       4,559         4,616
                                                               ---------     ---------
MINORITY INTEREST...........................................         419        15,157
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................           0             0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,423,096 and 25,330,670 shares issued and
    outstanding at June 30, 1998 and December 31, 1997,
    respectively............................................       2,542         2,533
  Additional paid-in capital................................     147,313       144,442
  Retained earnings.........................................      87,219        68,823
  Accumulated other comprehensive income....................      (1,841)       (1,867)
                                                               ---------     ---------
                                                                 235,233       213,931
                                                               ---------     ---------
                                                               $ 618,048     $ 550,090
                                                               =========     =========

---------------

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
SALES.................................................  $199,026   $167,769   $384,614   $332,304
FREIGHT...............................................     9,368      6,935     18,085     13,887
                                                        --------   --------   --------   --------
            Net sales.................................   189,658    160,834    366,529    318,417
COST OF SALES.........................................   138,429    113,012    265,545    226,775
                                                        --------   --------   --------   --------
            Gross profit..............................    51,229     47,822    100,984     91,642
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........    26,501     23,130     51,327     44,840
                                                        --------   --------   --------   --------
            Operating income..........................    24,728     24,692     49,657     46,802
OTHER (EXPENSE) INCOME:
  Interest expense....................................    (3,990)    (3,524)    (7,689)    (6,779)
  Interest income.....................................       103         65        176        135
  Equity in income of unconsolidated affiliates.......     1,323        365      1,901      1,181
  Other, net..........................................      (205)       (42)      (323)      (101)
                                                        --------   --------   --------   --------
                                                          (2,769)    (3,136)    (5,935)    (5,564)
                                                        --------   --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......    21,959     21,556     43,722     41,238
MINORITY INTEREST.....................................      (103)      (398)      (558)      (760)
PROVISION FOR INCOME TAXES............................     8,525      8,339     16,656     15,918
                                                        --------   --------   --------   --------
NET INCOME............................................  $ 13,331   $ 12,819   $ 26,508   $ 24,560
                                                        ========   ========   ========   ========
BASIC
NET INCOME PER COMMON SHARE...........................  $   0.53   $   0.52   $   1.05   $   0.99
                                                        ========   ========   ========   ========
Weighted average number of shares outstanding.........    25,376     24,655     25,328     24,735
                                                        ========   ========   ========   ========
DILUTED
NET INCOME PER COMMON SHARE...........................  $   0.52   $   0.51   $   1.04   $   0.98
                                                        ========   ========   ========   ========
Diluted weighted average number of shares
  outstanding.........................................    25,585     24,908     25,548     25,035
                                                        ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                  (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................  $26,508    $24,560
     Adjustments for noncash charges........................   17,655     15,676
     Changes in current assets and liabilities..............   (2,366)    (9,043)
                                                              -------    -------
            Net cash provided by operating activities.......   41,797     31,193
                                                              -------    -------
  Investing activities:
     Purchases of property, plant and equipment.............  (19,055)   (21,038)
     Acquisitions of businesses.............................  (14,433)         0
     Other..................................................      760      1,795
                                                              -------    -------
            Net cash used in investing activities...........  (32,728)   (19,243)
                                                              -------    -------
  Financing activities:
     Proceeds from revolving credit loans...................   43,000     39,000
     Repayments of revolving credit loans...................  (23,000)   (23,000)
     Repayments of long-term debt...........................  (10,304)    (2,355)
     Dividends paid.........................................   (8,097)    (6,965)
     Proceeds from issuances of stock.......................      433      2,021
     Purchases of stock.....................................   (2,192)   (29,444)
     Distributions to minority interest holder..............   (3,100)         0
     Other..................................................     (390)      (381)
                                                              -------    -------
            Net cash used in financing activities...........   (3,650)   (21,124)
                                                              -------    -------
  Net increase (decrease) in cash and cash equivalents......    5,419     (9,174)
  Cash and cash equivalents at beginning of period..........    1,391     11,989
                                                              -------    -------
  Cash and cash equivalents at end of period................  $ 6,810    $ 2,815
                                                              =======    =======
  Supplemental Disclosures:
     Cash payments for interest.............................  $ 7,586    $ 6,753
                                                              =======    =======
     Cash payments for income taxes.........................  $16,322    $13,391
                                                              =======    =======
     Stock issued for acquisition...........................  $ 4,660    $10,300
                                                              =======    =======
     Note payable issued for acquisition....................  $26,000    $     0
                                                              =======    =======

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the 1998 presentation.

NOTE 2. COMMON STOCK PURCHASE PLAN

       During the first quarter of 1998, the Company purchased and retired 66,000 shares of its common stock at a market price of $33.00 per share, totaling $2.2 million. The Company has cumulatively purchased 2,258,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,742,000 additional shares.

NOTE 3. ACQUISITIONS

       Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16 and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. These acquisitions are not expected to have a material impact on the operations of the Company.

       In March 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, ("Chesapeake") for approximately $21.0 million, including approximately $8.2 million of Chesapeake's debt, which was repaid by the Company. Chesapeake Paperboard, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging, located in Hunt Valley, Maryland, manufactures folding cartons and specialty corrugated products. No goodwill was recorded in connection with the Chesapeake acquisition.

       In May 1998, the Company acquired all of the outstanding stock of Etowah Recycling, Inc. ("Etowah") in exchange for approximately 140,000 shares of the Company's common stock, valued at $4.7 million. Simultaneously, the Company repaid Etowah's debt of approximately $2.1 million. Etowah operates two recovered fiber facilities, located in Canton, Georgia and Hardeeville, South Carolina. Goodwill in the amount of $3.3 million was recorded in connection with the Etowah acquisition and is being amortized over 40 years.

       In June 1998, the Company acquired the 20 percent interest in the CPI partnership held by Tenneco Packaging, Inc. ("TPI") for $27.4 million. The CPI partnership had operated as a joint venture of the Company and TPI since July of 1996. As a result of this transaction, the Company now owns 100 percent of the partnership's operations which include clay-coated recycled paperboard mills located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations located in

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 1.

       Rittman and Cleveland, Ohio. The purchase price consisted of $1.4 million in cash paid at closing and a note payable to TPI for the remaining $26.0 million due in June of 1999. Goodwill in the amount of $9.7 million was recorded in connection with this transaction and will be amortized over 40 years.

NOTE 4. COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. The Company adopted SFAS 130 on January 1, 1998. Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the six months ended June 30, 1998 and 1997 was $26,534,000 and $24,569,000, respectively.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for the Company's fiscal year ending December 31, 1998. Management has not yet determined the impact of SFAS No. 131.

       In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer deemed as useful. SFAS No. 132 is effective for the Company's fiscal year ending December 31, 1998.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. Management does not expect SFAS 133 to have a significant impact on the Company's financial statements.

NOTE 6. COMMITMENTS AND CONTINGENCIES

       The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 2.

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

QUARTERS ENDED JUNE 30, 1998 AND 1997

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                           QUARTERS
                                                        ENDED JUNE 30,
                                                        ---------------              %
                                                         1998     1997    CHANGE   CHANGE
                                                        ------   ------   ------   ------
Production source of paperboard tons sold (in
  thousands):
  From paperboard mill production.....................   236.1    230.7     5.4      2.3%
  Outside purchases...................................    22.8     20.8     2.0      9.6%
                                                        ------   ------    ----
          Total paperboard tonnage....................   258.9    251.5     7.4      2.9%
                                                        ======   ======    ====
Tons sold by market (in thousands):
  Tube, core and can volume...........................    67.1     67.8    (0.7)    -1.0%
  Folding carton volume...............................    75.3     66.5     8.8     13.2%
  Gypsum facing paper volume..........................    65.4     66.7    (1.3)    -1.9%
  Other specialty volume..............................    51.1     50.5     0.6      1.2%
                                                        ------   ------    ----
          Total paperboard tonnage....................   258.9    251.5     7.4      2.9%
                                                        ======   ======    ====

                                                            QUARTERS
                                                         ENDED JUNE 30,
                                                         --------------              %
                                                         1998     1997    CHANGE   CHANGE
                                                         -----    -----   ------   ------
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price.............    $413     $404     $ 9       2.2%
     Average same-mill recovered fiber cost..........      74       72       2       2.8%
                                                         ----     ----     ---
          Paperboard mill gross paper margin.........    $339     $332     $ 7       2.1%
                                                         ====     ====     ===
  Tube and core:
     Average net selling price.......................    $736     $713     $23       3.2%
     Average paperboard cost.........................     410      398      12       3.0%
                                                         ----     ----     ---
          Tube and core gross paper margin...........    $326     $315     $11       3.5%
                                                         ====     ====     ===

Consolidated net sales for the quarter ended June 30, 1998 increased 18.0 percent to $189.7 million from $160.8 million for the same period last year. Acquisitions completed since the second quarter of 1997 accounted for $31.5 million of sales during the second quarter of 1998. Excluding acquisitions from the current quarter's sales, net sales decreased 1.6 percent.

Total paperboard tonnage in the quarter increased 2.9 percent to 258.9 thousand tons from 251.5 thousand tons due to acquisitions made after the second quarter of last year. Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) increased 2.3 percent (decreased 1.1 percent excluding acquisitions) in the quarter versus the year-earlier quarter. Total tonnage converted increased 10.1 percent (decreased 5.1 percent excluding acquisitions) to 100.9 thousand tons in the quarter versus 91.6 thousand tons in the second quarter last year. Excluding acquisitions, tube, core

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 2.

and can volume decreased 3.0 percent; folding carton volume increased 0.8 percent; and other specialty volume decreased 6.9 percent.

The Company's gross margin decreased to 27.0 percent of net sales from 29.7 percent in the second quarter of 1997. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins at folding carton and tube and core converting facilities. These lower margins were partially offset by improved margins at the Company's paperboard mills.

Recovered fiber, which is derived from recycled paperstock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $83 during 1997 and $74 during the second quarter of 1998. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of such dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

Operating income for the second quarter of 1998 was $24.7 million, essentially unchanged from the year-earlier period. Excluding acquisitions, operating income declined $1.7 million, or 6.9 percent, due primarily to lower margins at folding carton and tube and core converting operations. Selling, general and administrative expenses increased $3.4 million in the second quarter of 1998 compared with the year-earlier period due to acquisitions.

Interest expense increased 13.2 percent to $4.0 million in the second quarter compared with $3.5 million in the same period last year due to higher average outstanding borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates for the second quarter of 1998 was $1.3 million, up 262.5 percent from the year-earlier quarter due to improved results from the Company's gypsum wallboard joint venture with Temple-Inland.

Net income increased 4.0 percent to $13.3 million in the second quarter from $12.8 million in the second quarter last year. Diluted net income per common share increased 2.0 percent to $0.52 from $0.51 in the second quarter of 1997.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 2.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                          SIX MONTHS
                                                        ENDED JUNE 30,
                                                        ---------------              %
                                                         1998     1997    CHANGE   CHANGE
                                                        ------   ------   ------   ------
Production source of paperboard tons sold (in
  thousands):
  From paperboard mill production.....................   462.2    458.5     3.7      0.8%
  Outside purchases...................................    46.4     39.2     7.2     18.4%
                                                        ------   ------   -----
          Total paperboard tonnage....................   508.6    497.7    10.9      2.2%
                                                        ======   ======   =====
Tons sold by market (in thousands):
  Tube, core and can volume...........................   133.8    129.7     4.1      3.2%
  Folding carton volume...............................   149.0    136.0    13.0      9.6%
  Gypsum facing paper volume..........................   128.4    131.9    (3.5)    -2.7%
  Other specialty volume..............................    97.4    100.1    (2.7)    -2.7%
                                                        ------   ------   -----
          Total paperboard tonnage....................   508.6    497.7    10.9      2.2%
                                                        ======   ======   =====

                                                           SIX MONTHS
                                                         ENDED JUNE 30,
                                                         --------------              %
                                                         1998     1997    CHANGE   CHANGE
                                                         -----    -----   ------   ------
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price.............    $415     $403     $12      3.0%
     Average same-mill recovered fiber cost..........      79       73       6      8.2%
                                                         ----     ----     ---
          Paperboard mill gross paper margin.........    $336     $330     $ 6      1.8%
                                                         ====     ====     ===
  Tube and core:
     Average net selling price.......................    $742     $707     $35      5.0%
     Average paperboard cost.........................     412      395      17      4.3%
                                                         ----     ----     ---
          Tube and core gross paper margin...........    $330     $312     $18      5.8%
                                                         ====     ====     ===

Net sales for the six months ended June 30, 1998 increased 15.1 percent to $366.5 million from $318.4 million in the same period last year. Acquisitions accounted for $50.6 million of sales during the first half of 1998. Excluding acquisitions, net sales declined 0.8 percent.

Total paperboard tonnage for the first half of 1998 increased 2.2 percent to
508.6 thousand tons compared with the first half of 1997. Excluding acquisitions, total paperboard tonnage declined 1.4 percent to 490.8 thousand tons. Tons sold from paperboard mill production increased 0.8 percent for the first half of 1998 versus the first half of 1997 but declined 0.9 percent excluding the Chesapeake Paperboard acquisition. Total tonnage converted increased 15.4 percent (1.3 percent excluding acquisitions) in the first half of 1998 versus 1997. Excluding acquisitions, tube, core and can volume increased
0.5 percent; folding carton volume increased 2.0 percent; and other specialty volume declined 6.8 percent.

Gross margin for the first six months of 1998 decreased to 27.6 percent of net sales from 28.8 percent for the same period of 1997. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins at the Company's converting operations. These lower margins were partially offset by improved margins at the Company's paperboard mills.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 2.

Operating income increased $2.9 million, or 6.1 percent, to $49.7 million from $46.8 million for the first half of 1997. Operating income at comparable facilities declined by $569 thousand, or 1.2 percent. This decline was due primarily to lower margins at converting operations partially offset by improved margins at paperboard mills. Selling, general and administrative expenses increased $6.5 million in the first half of 1998 versus the year-earlier period. Excluding acquisitions, these expenses were essentially unchanged.

Interest expense increased to $7.7 million in the first half of 1998 from $6.8 million in the same period of 1997 due to higher average borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates was $1.9 million, up 61.0 percent from the first half of 1997 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income increased 7.9 percent from $24.6 million in the first half of 1997 to $26.5 million. Diluted net income per common share increased 6.1 percent to $1.04 for the first six months of 1998 from $0.98 for the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1998, the Company had loans of $149.0 million outstanding under its revolving credit facility versus $116.0 million on June 30, 1997 and $129.0 million on December 31, 1997. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the six months ended June 30, 1998 and 1997 and for the year ended December 31, 1997, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.92 percent,
5.87 percent and 5.86 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $83.1 million at June 30, 1998 versus $83.2 million and $83.1 million at June 30, 1997 and December 31, 1997, respectively.

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

Cash generated from operations was $41.8 million for the six months ended June 30, 1998 compared with $31.2 million for the same period last year. The increase in 1998 compared to the same period last year was due to higher net income and decreased working capital needs.

Capital expenditures, excluding acquisitions, were $19.1 million in the first six months of 1998 versus $21.0 million for the same period last year. Aggregate capital expenditures of approximately $45.0 million are anticipated for 1998.

In March 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, for approximately $21.0 million, including approximately $8.2 million of Chesapeake's debt, which was repaid by the Company. Chesapeake Paperboard, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging, located in Hunt Valley, Maryland, manufactures folding cartons and specialty corrugated products.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART I, ITEM 2.

In May 1998, the Company acquired all of the outstanding stock of Etowah Recycling, Inc. in exchange for approximately 140,000 shares of the Company's common stock, valued at $4.7 million. Simultaneously, the Company repaid Etowah's debt of approximately $2.1 million. Etowah operates two recovered fiber facilities, located in Canton, Georgia and Hardeeville, South Carolina.

In June 1998, the Company acquired Tenneco Packaging, Inc.'s 20 percent interest in the CPI partnership for $27.4 million. The CPI Partnership had operated as a joint venture of the Company and TPI since July of 1996. As a result of this transaction, the Company now owns 100 percent of CPI's operations which include clay-coated recycled paperboard mills located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio. The purchase price consisted of $1.4 million in cash paid at closing and a note payable to TPI for the remaining $26.0 million due in June of 1999.

Cash dividends of $8.1 million were paid in the first half of 1998 versus $7.0 million in the same period last year. The Company's senior notes agreement contains a provision which limits the payment of dividends, on a cumulative basis, to a base amount plus 33 percent of the Company's cumulative consolidated net income since October 1992. The Company does not believe that this provision will limit its ability to pay dividends at its current rate or limit its ability to increase dividends in the future. The revolving credit agreement contains no specific limitations on the payment of dividends.

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

The Company uses software and related information technologies throughout its businesses that may be affected by the date change in the year 2000. The Company has a plan to address the year 2000 issue and is working to ensure that its systems continue to meet both its internal needs and those of its customers. Costs to resolve the year 2000 issue will be incurred during 1998 and 1999. These costs are not expected to materially impact the Company's financial condition or results of operations.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART II, ITEM 2.

                           CARAUSTAR INDUSTRIES, INC.

ITEM 2.  CHANGES IN SECURITIES

On May 4, 1998, the Company acquired all of the outstanding stock of Etowah Recycling, Inc. in exchange for approximately 140,000 shares of the Company's common stock, valued at $4.7 million. Simultaneously, the Company repaid Etowah's debt of approximately $2.1 million. The shares were issued to the holders of the outstanding capital stock of Etowah in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
PART II, ITEM 6.

                           CARAUSTAR INDUSTRIES, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The Exhibits to this Report on Form 10-Q are listed in the accompanying
Exhibit Index.

  (b) Reports on Form 8-K

     The Company filed no current reports on Form 8-K during the quarter ended June 30, 1998.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARAUSTAR INDUSTRIES, INC.

                                          By:    /s/ H. LEE THRASH, III
                                            ------------------------------------
                                                     H. Lee Thrash, III
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Dated: August 12, 1998

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

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