Form 10-Q
period 1998-09-30
CARAUSTAR INDUSTRIES INC
filed 1998-11-12
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-20646

                             ---------------------

                           CARAUSTAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                   58-1388387
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

   3100 WASHINGTON STREET, AUSTELL, GEORGIA                        30106
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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 9, 1998.

        COMMON STOCK, $.10 PAR VALUE                                25,040,288
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of September 30,
              1998 and December 31, 1997................................    3
            Condensed Consolidated Statements of Income for the
              three-month and nine-month periods ended September 30,
              1998 and September 30, 1997...............................    4
            Condensed Consolidated Statements of Cash Flows for the
              nine-month periods ended September 30, 1998 and September
              30, 1997..................................................    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three-month and
              nine-month periods ended September 30, 1998 and September
              30, 1997..................................................    8
PART II --  OTHER INFORMATION
Item 2.     Changes in Securities.......................................   15
Item 5.     Other Information...........................................   15
Item 6.     Exhibits and Reports on Form 8-K............................   15
Signatures..............................................................   16
Exhibit Index...........................................................   17

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998           1997*
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   3,421      $   1,391
  Receivables, net..........................................       80,481         70,944
  Inventories...............................................       68,793         62,319
  Refundable income taxes...................................            0          1,190
  Other current assets......................................        7,318          5,312
                                                                ---------      ---------
         Total current assets...............................      160,013        141,156
                                                                ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        6,725          6,305
  Buildings and improvements................................       97,424         86,967
  Machinery and equipment...................................      403,374        362,384
  Furniture and fixtures....................................        9,986         10,103
                                                                ---------      ---------
                                                                  517,509        465,759
  Less accumulated depreciation.............................     (197,381)      (174,723)
                                                                ---------      ---------
  Property, plant and equipment, net........................      320,128        291,036
                                                                ---------      ---------
GOODWILL, net...............................................      115,729        104,323
                                                                ---------      ---------
OTHER ASSETS................................................       16,518         13,575
                                                                ---------      ---------
                                                                $ 612,388      $ 550,090
                                                                =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $       9      $       9
  Accounts payable..........................................       48,640         43,861
  Accrued liabilities.......................................       25,976         21,414
  Income taxes payable......................................        2,913              0
  Dividends payable.........................................        4,055          4,052
  Other note payable........................................       26,000              0
                                                                ---------      ---------
         Total current liabilities..........................      107,593         69,336
                                                                ---------      ---------
REVOLVING CREDIT LOANS......................................      141,000        129,000
                                                                ---------      ---------
LONG-TERM DEBT, less current maturities.....................       83,040         83,129
                                                                ---------      ---------
DEFERRED INCOME TAXES.......................................       34,166         30,731
                                                                ---------      ---------
DEFERRED COMPENSATION.......................................        3,994          4,190
                                                                ---------      ---------
OTHER LIABILITIES...........................................        4,611          4,616
                                                                ---------      ---------
MINORITY INTEREST...........................................          455         15,157
                                                                ---------      ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................            0              0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,129,753 and 25,330,670 shares issued and
    outstanding at September 30, 1998 and December 31, 1997,
    respectively............................................        2,513          2,533
  Additional paid-in capital................................      140,808        144,442
  Retained earnings.........................................       95,957         68,823
  Accumulated other comprehensive income....................       (1,749)        (1,867)
                                                                ---------      ---------
                                                                  237,529        213,931
                                                                ---------      ---------
                                                                $ 612,388      $ 550,090
                                                                =========      =========

---------------

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
SALES.................................................  $198,148   $180,705   $582,762   $513,009
FREIGHT...............................................     9,616      6,985     27,701     20,872
                                                        --------   --------   --------   --------
          Net sales...................................   188,532    173,720    555,061    492,137
COST OF SALES.........................................   137,016    126,920    402,561    353,695
                                                        --------   --------   --------   --------
          Gross profit................................    51,516     46,800    152,500    138,442
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........    28,278     21,660     79,605     66,500
                                                        --------   --------   --------   --------
          Operating income............................    23,238     25,140     72,895     71,942
OTHER (EXPENSE) INCOME:
  Interest expense....................................    (4,294)    (3,629)   (11,983)   (10,408)
  Interest income.....................................        92         92        268        227
  Equity in income of unconsolidated affiliates.......     1,257         25      3,158      1,206
  Other, net..........................................      (274)      (246)      (597)      (347)
                                                        --------   --------   --------   --------
                                                          (3,219)    (3,758)    (9,154)    (9,322)
                                                        --------   --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......    20,019     21,382     63,741     62,620
MINORITY INTEREST.....................................       (36)      (471)      (594)    (1,231)
PROVISION FOR INCOME TAXES............................     7,190      8,287     23,846     24,205
                                                        --------   --------   --------   --------
NET INCOME............................................  $ 12,793   $ 12,624   $ 39,301   $ 37,184
                                                        ========   ========   ========   ========
BASIC
NET INCOME PER COMMON SHARE...........................  $   0.50   $   0.51   $   1.55   $   1.50
                                                        ========   ========   ========   ========
Weighted average number of shares outstanding.........    25,402     24,975     25,353     24,815
                                                        ========   ========   ========   ========
DILUTED
NET INCOME PER COMMON SHARE...........................  $   0.50   $   0.50   $   1.54   $   1.48
                                                        ========   ========   ========   ========
Diluted weighted average number of shares
  outstanding.........................................    25,539     25,240     25,545     25,104
                                                        ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................  $ 39,301    $ 37,184
     Adjustments for noncash charges........................    26,071      24,906
     Changes in current assets and liabilities..............       877      (9,786)
                                                              --------    --------
          Net cash provided by operating activities.........    66,249      52,304
                                                              --------    --------
  Investing activities:
     Purchases of property, plant and equipment.............   (28,741)    (30,031)
     Acquisitions of businesses.............................   (14,433)     (8,479)
     Other..................................................     1,424       2,538
                                                              --------    --------
          Net cash used in investing activities.............   (41,750)    (35,972)
                                                              --------    --------
  Financing activities:
     Proceeds from revolving credit loans...................    47,000      67,000
     Repayments of revolving credit loans...................   (35,000)    (33,000)
     Repayments of long-term debt...........................   (10,325)    (14,007)
     Dividends paid.........................................   (12,165)    (10,418)
     Proceeds from issuances of stock.......................       602       2,728
     Purchases of stock.....................................    (8,895)    (29,444)
     Distributions to minority interest holder..............    (3,100)          0
     Other..................................................      (586)       (580)
                                                              --------    --------
          Net cash used in financing activities.............   (22,469)    (17,721)
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......     2,030      (1,389)
  Cash and cash equivalents at beginning of period..........     1,391      11,989
                                                              --------    --------
  Cash and cash equivalents at end of period................  $  3,421    $ 10,600
                                                              ========    ========
  Supplemental Disclosures:
     Cash payments for interest.............................  $  9,794    $  8,761
                                                              ========    ========
     Cash payments for income taxes.........................  $ 21,171    $ 14,903
                                                              ========    ========
     Stock issued for acquisition...........................  $  4,660    $ 27,100
                                                              ========    ========
     Note payable issued for acquisition....................  $ 26,000    $      0
                                                              ========    ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period financial statements have been reclassified to conform with the 1998 presentation.

NOTE 2.  COMMON STOCK PURCHASE PLAN

         During the first nine months of 1998, the Company purchased and retired 364,000 shares of its common stock in a series of transactions at market prices ranging from $21.69 to $33.00 per share, totaling $8.9 million. Subsequent to the close of the third quarter, the Company purchased an additional 321,000 shares at market prices ranging from $21.25 to $23.00 per share, totaling $7.0 million. The Company has cumulatively purchased 2,811,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,189,000 additional shares.

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

         In June 1998, the Company acquired the 20 percent interest in the CPI partnership held by Tenneco Packaging, Inc. ("TPI") for $27.4 million. The CPI partnership had operated as a joint venture of the Company and TPI since July of 1996. As a result of this transaction, the Company

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 1.

         now owns 100 percent of the partnership's operations, which include clay-coated recycled paperboard mills located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio. The purchase price consisted of $1.4 million in cash paid at closing and a note payable to TPI for the remaining $26.0 million due in June of 1999. Goodwill in the amount of $9.7 million was recorded in connection with this transaction and will be amortized over 40 years.

         In October 1998, subsequent to the third quarter ended September 30, 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall") in exchange for approximately 230,000 shares of the Company's common stock valued at approximately $5.5 million. Simultaneously, the Company repaid Boxall's debt of approximately $1.5 million. Boxall operates a folding carton manufacturing facility in Birmingham, Alabama.

NOTE 4.  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. The Company adopted SFAS No. 130 on January 1, 1998. Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the nine months ended September 30, 1998 and 1997, was $39,420,000 and $37,192,000, respectively.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. Management does not expect SFAS No. 133 to have a material impact on the Company's financial condition or results of operations.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

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

QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                            QUARTERS ENDED
                                                            SEPTEMBER 30,
                                                            --------------                %
                                                            1998     1997     CHANGE    CHANGE
                                                            -----    -----    ------    ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production.........................  231.8    237.5     (5.7)     -2.4%
  Outside purchases.......................................   20.0     16.2      3.8      23.5%
                                                            -----    -----     ----
          Total paperboard tonnage........................  251.8    253.7     (1.9)     -0.7%
                                                            =====    =====     ====
Tons sold by market (in thousands):
  Tube, core and can volume...............................   66.1     65.8      0.3       0.5%
  Folding carton volume...................................   73.0     74.8     (1.8)     -2.4%
  Gypsum facing paper volume..............................   64.4     63.6      0.8       1.3%
  Other specialty volume..................................   48.3     49.5     (1.2)     -2.4%
                                                            -----    -----     ----
          Total paperboard tonnage........................  251.8    253.7     (1.9)     -0.7%
                                                            =====    =====     ====

                                                             QUARTERS ENDED
                                                             SEPTEMBER 30,
                                                             --------------                %
                                                             1998     1997     CHANGE    CHANGE
                                                             -----    -----    ------    ------
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price...................  $414     $408      $  6       1.5%
     Average same-mill recovered fiber cost................    67       93       (26)    -28.0%
                                                             ----     ----      ----
       Paperboard mill gross paper margin..................  $347     $315      $ 32      10.2%
                                                             ====     ====      ====
  Tube and core:
     Average net selling price.............................  $732     $726      $  6       0.8%
     Average paperboard cost...............................   409      399        10       2.5%
                                                             ----     ----      ----
       Tube and core gross paper margin....................  $323     $327      $ (4)     -1.2%
                                                             ====     ====      ====

Consolidated net sales for the quarter ended September 30, 1998 increased 8.5 percent to $188.5 million from $173.7 million for the same period last year. Acquisitions completed since the third quarter of 1997 accounted for $25.3 million of sales during the third quarter of 1998. Excluding acquisitions from the current quarter's sales, net sales decreased 6.0 percent.

Total paperboard tonnage in the quarter decreased 0.7 percent to 251.8 thousand tons from 253.7 thousand tons. Tons sold from paperboard mill production (consisting of sales to outside customers and transfers to the Company's converting operations) decreased 2.4 percent (5.3 percent excluding acquisitions) in the quarter versus the year-earlier quarter. Total tonnage converted increased 9.4 percent (decreased 0.7

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

percent excluding acquisitions) to 100.8 thousand tons in the quarter versus
92.1 thousand tons in the third quarter last year. Excluding acquisitions, tube, core and can volume decreased 0.9 percent; folding carton volume decreased 10.6 percent; and other specialty volume decreased 10.2 percent.

The Company's gross margin increased to 27.3 percent of net sales from 26.9 percent in the third quarter of 1997. This margin increase was due to improved margins at the Company's paperboard mills, partially offset by lower margins at paper stock recycling facilities and converting operations and by the acquisition of operations with lower margins, as a percent of sales, than the Company's existing operations.

Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $83 during 1997 and $67 during the third quarter of 1998. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

Operating income for the third quarter of 1998 was $23.2 million, a decrease of $1.9 million, or 7.6 percent, from the year-earlier period. Excluding acquisitions, operating income declined by essentially the same amount due primarily to lower margins at paper stock recycling facilities and converting operations. Selling, general and administrative expenses increased $6.6 million in the third quarter of 1998 compared with the year-earlier period due primarily to acquisitions and increased information systems costs.

Interest expense increased 18.3 percent to $4.3 million in the third quarter compared with $3.6 million in the same period last year due to higher average outstanding borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates for the third quarter of 1998 was $1.3 million, up $1.2 million from the year-earlier quarter due to improved results from the Company's gypsum wallboard joint venture with Temple-Inland.

Net income increased 1.3 percent to $12.8 million in the third quarter from $12.6 million in the third quarter last year. Diluted net income per common share for the third quarter of 1998 was $0.50, unchanged from the same period last year.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------              %
                                                              1998    1997    CHANGE   CHANGE
                                                              -----   -----   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................  694.0   696.0    (2.0)    -0.3%
  Outside purchases.........................................   66.5    55.3    11.2     20.3%
                                                              -----   -----    ----
          Total paperboard tonnage..........................  760.5   751.3     9.2      1.2%
                                                              =====   =====    ====
Tons sold by market (in thousands):
  Tube, core and can volume.................................  199.9   195.5     4.4      2.3%
  Folding carton volume.....................................  222.0   210.8    11.2      5.3%
  Gypsum facing paper volume................................  192.8   195.5    (2.7)    -1.4%
  Other specialty volume....................................  145.8   149.5    (3.7)    -2.5%
                                                              -----   -----    ----
          Total paperboard tonnage..........................  760.5   751.3     9.2      1.2%
                                                              =====   =====    ====

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------              %
                                                              1998    1997    CHANGE   CHANGE
                                                              -----   -----   ------   ------
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $ 415   $ 405    $ 10      2.5%
     Average same-mill recovered fiber cost.................     76      80      (4)    -5.0%
                                                              -----   -----    ----
       Paperboard mill gross paper margin...................  $ 339   $ 325    $ 14      4.3%
                                                              =====   =====    ====
  Tube and core:
     Average net selling price..............................  $ 738   $ 714    $ 24      3.4%
     Average paperboard cost................................    411     397      14      3.5%
                                                              -----   -----    ----
       Tube and core gross paper margin.....................  $ 327   $ 317    $ 10      3.2%
                                                              =====   =====    ====

Net sales for the nine months ended September 30, 1998 increased 12.8 percent to $555.1 million from $492.1 million in the same period last year. Acquisitions accounted for $76.1 million of sales during the nine-month period ended September 30, 1998. Excluding acquisitions, net sales declined 2.7 percent.

Total paperboard tonnage for the first nine months of 1998 increased 1.2 percent to 760.5 thousand tons compared with the first nine months of 1997. Excluding acquisitions, total paperboard tonnage declined 2.6 percent to 731.7 thousand tons. Tons sold from paperboard mill production decreased 0.3 percent for the first nine months of 1998 versus the first nine months of 1997 and declined 2.4 percent excluding the Chesapeake Paperboard acquisition. Total tonnage converted increased 13.3 percent (0.6 percent excluding acquisitions) in the first nine months of 1998 versus 1997. Excluding acquisitions, tube, core and can volume increased 0.1 percent; folding carton volume decreased 2.5 percent; and other specialty volume decreased 7.9 percent.

Gross margin for the first nine months of 1998 decreased to 27.5 percent of net sales from 28.1 percent for the same period of 1997. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations, combined with lower margins at the Company's converting operations. These lower margins were partially offset by improved margins at the Company's paperboard mills.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

Operating income increased $1.0 million, or 1.3 percent, to $72.9 million from $71.9 million for the first nine months of 1997. Operating income at comparable facilities declined $2.5 million, or 3.5 percent. This decline was due primarily to lower margins at paper stock recycling facilities and converting operations, partially offset by improved margins at paperboard mills. Selling, general and administrative expenses increased $13.1 million in the first nine months of 1998 versus the year-earlier period due primarily to acquisitions and increased information systems costs.

Interest expense increased to $12.0 million in the first nine months of 1998 from $10.4 million in the same period of 1997 due to higher average borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates was $3.2 million, up 161.9 percent from the first nine months of 1997 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income increased 5.7 percent from $37.2 million in the first nine months of 1997 to $39.3 million. Diluted net income per common share increased 4.1 percent to $1.54 for the first nine months of 1998 from $1.48 for the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company had loans of $141.0 million outstanding under its revolving credit facility versus $134.0 million on September 30, 1997 and $129.0 million on December 31, 1997. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the nine months ended September 30, 1998 and 1997 and for the year ended December 31, 1997, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.93 percent,
5.84 percent and 5.86 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $83.0 million at September 30, 1998 versus $83.2 million and $83.1 million at September 30, 1997 and December 31, 1997, respectively.

The Company has a $400 million, five-year bank revolving credit facility which may be increased up to $500 million and its maturity extended by up to three additional years, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

The Company recently registered with the Securities and Exchange Commission a total of $300,000,000 in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. The debt securities will be unsecured obligations of the Company. It is currently anticipated that the proceeds from the sale of these debt securities will be used for general corporate purposes, including, but not limited to, repayment of debt, working capital, capital expenditures and acquisitions.

Cash generated from operations was $66.2 million for the nine months ended September 30, 1998 compared with $52.3 million for the same period last year. The increase in 1998 over the same period last year was due to higher net income and decreased working capital needs.

Capital expenditures, excluding acquisitions, were $28.7 million in the first nine months of 1998 versus $30.0 million for the same period last year. Aggregate capital expenditures of approximately $42.0 million are anticipated for 1998.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

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

In June 1998, the Company acquired Tenneco Packaging, Inc.'s 20 percent interest in the CPI partnership for $27.4 million. The CPI Partnership had operated as a joint venture of the Company and TPI since July 1996. As a result of this transaction, the Company now owns 100 percent of CPI's operations which include clay-coated recycled paperboard mills located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio. The purchase price consisted of $1.4 million in cash paid at closing and a note payable to TPI for the remaining $26.0 million due in June 1999.

In October 1998, subsequent to the third quarter ended September 30, 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall") in exchange for approximately 230,000 shares of the Company's common stock valued at approximately $5.5 million. Simultaneously, the Company repaid Boxall's debt of approximately $1.5 million. Boxall operates a folding carton manufacturing facility in Birmingham, Alabama.

Cash dividends of $12.2 million were paid in the first nine months of 1998 versus $10.4 million in the same period last year. The Company's senior notes agreement and its revolving credit agreement contain no specific limitations on the payment of dividends.

During the first nine months of 1998, the Company purchased and retired 364,000 shares of its common stock in a series of transactions at market prices ranging from $21.69 to $33.00 per share, totaling $8.9 million. Subsequent to the close of the third quarter, the Company purchased an additional 321,000 shares at market prices ranging from $21.25 to $23.00 per share, totaling $7.0 million. The Company has cumulatively purchased 2,811,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 1,189,000 additional shares.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash, borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

YEAR 2000

The Company uses software and related information technologies and other equipment throughout its businesses that may be affected by the date change in the year 2000. The use of systems and equipment that cannot correctly interpret and process dates after 1999 could result in system or equipment failures. Such failures could cause disruptions of operations including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products or engage in similar normal business activities.

The Company has attempted to identify and assess its areas of risk related to the year 2000 issue. As called for in its overall plan to prepare for the year 2000, the Company has conducted a comprehensive inventory and evaluation of its information technology ("IT") systems to determine their year 2000

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

compliance. The primary financial computer systems were upgraded in December 1997. This system and the Company's computerized financial software systems are year 2000 compliant. Certain systems at individual operating company sites, primarily involving order entry, shipping and inventory control, are undergoing remediation or replacement and are expected to be year 2000 compliant by mid-year 1999. Non-IT electronic equipment, including equipment engaged in manufacturing and other processes, is being tested and modified or replaced as needed, and the Company anticipates that this process will continue through the end of 1999. In 1998, the Company began soliciting information on year 2000 readiness from critical third parties including suppliers and customers, and the Company anticipates that this process will be complete by early 1999. Ongoing efforts are being made to identify third parties who indicate that they may be unable to become year 2000 compliant and to make contingency plans. However, the Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially effect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $4.2 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through September 1998 was approximately $1.7 million. The future cost related to the year 2000 is estimated to be approximately $2.5 million. The Company's year 2000 efforts are funded primarily from the existing IT budget and have been ongoing since 1997. The total cost of these efforts represents approximately 20 percent of the total IT budget for the three-year period 1997-1999.

The Company believes the most reasonably likely worst case year 2000 scenario would be the failure of key customers or suppliers (e.g., utility providers) to achieve year 2000 compliance, resulting in lost sales to such key customers or lost production due to forced shutdowns at one or more mill operations for an indefinite period of time. Such failures could materially and adversely affect the Company's financial condition or results of operations. Currently, based on responses obtained from third parties to date, the Company is not aware of any material third parties that do not expect to be year 2000 compliant. However, due to uncertainty surrounding the readiness of third parties, the Company is unable to presently determine whether the consequences of year 2000 failures will materially impact the Company's financial condition or results of operations. Ongoing efforts are expected to significantly reduce this uncertainty.

The Company has developed contingency plans to address potential material year 2000 issues primarily arising from failures of third party suppliers or customers to become year 2000 compliant. These contingency plans include plans to minimize the impact of any lost mill production. The Company normally schedules downtime for regular maintenance and capital improvements during the year-end period. To the extent possible, the Company plans to take a more flexible approach to such scheduling to allow maintenance and capital-improvement downtime to coincide with any year 2000 related forced downtime. In addition, the Company can increase inventory levels prior to year-end 1999 to mitigate any forced downtime based on assessments made closer to the end of 1999. The Company also plans to minimize the impact of any lost mill production by shifting production from any facilities affected by year 2000 failures to unaffected facilities. As mentioned above, the Company is continuing its efforts to identify third parties who indicate that they may be unable to become year 2000 compliant and will develop and modify its contingency plans as needed.

Readers are cautioned that the year 2000 disclosures above contain certain forward looking statements and should be read in conjunction with "Forward-Looking Information," which follows.

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Al-

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART I, ITEM 2.

though the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are fluctuations in raw material prices and the economy in general, the degree and nature of competition, demand for the Company's products, changes in government regulations, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, the ability of the Company and third parties with whom the Company deals to achieve year 2000 compliance, as described above, and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
PART II, ITEM 2.

ITEM 2.  CHANGES IN SECURITIES.

In October 1998, subsequent to the third quarter ended September 30, 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall") in exchange for approximately 230,000 shares of the Company's common stock valued at approximately $5.5 million. Simultaneously, the Company repaid Boxall's debt of approximately $1.5 million. The shares were issued to the holders of the outstanding capital stock of Boxall in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 5.  OTHER INFORMATION

The Company's Bylaws prescribe the procedures a shareholder must follow to make nominations for director candidates or propose any other business for consideration at an annual meeting. Shareholder nominations for director will be considered at an annual meeting or any other meeting at which an election is to be held if the shareholder delivers to the Secretary of the Company, not later than the close of business on the fifth business day following the date on which notice is first given to shareholders of the meeting at which such election is to be held, a notice setting forth the information specified in Section 3 of
Article III of the Company's Bylaws. Other proposals will be considered at an annual meeting if the shareholder delivers to the Secretary of the Company at its principal executive offices, no less than 60 nor more than 90 days prior to the meeting, a written notice setting forth the information specified in Section 15 of Article II of the Company's Bylaws. If, however, the annual meeting is not held on the third Wednesday in April (or the next succeeding business day, in case the third Wednesday in April is a legal holiday), and public disclosure of the annual meeting date is first made less than 70 days in advance of such meeting date, such other proposals will be considered timely if received no later than the close of business on the tenth day after public disclosure of such annual meeting date. Any shareholder desiring a copy of the Company's Bylaws will be furnished one without charge upon written request to the Secretary at the following address: Caraustar Industries, Inc., 3100 Washington Street, Austell, Georgia 30106.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The Exhibits to this Report on Form 10-Q are listed in the accompanying
Exhibit Index.

     (b) Reports on Form 8-K

     The Company filed no current reports on Form 8-K during the quarter ended September 30, 1998.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Dated: November 11, 1998

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               INDEX TO EXHIBITS

EXHIBIT
  NO.    DESCRIPTION                                                   FILED HEREWITH (*)
-------  -----------                                                   ------------------
2.01     Contribution Agreement between Tenneco Packaging Inc. and
         Caraustar Industries, Inc. regarding the formation of a
         Partnership, dated as of June 21, 1996 (including Annex A,
         Form of Partnership Agreement), as amended by Amendment to
         Contribution Agreement dated July 15, 1996 (Incorporated by reference -- Exhibit 2 to Current Report on Form 8-K dated
         July 15, 1996 [SEC File No. 0-20646]).......................
3.01     Amended and Restated Articles of Incorporation of the
         Company (Incorporated by reference -- Exhibit 3.01 to Annual
         Report for 1992 on Form 10-K [SEC File No. 0-20646])........
3.02     Second Amended and Restated Bylaws of the Company
         (Incorporated by reference -- Exhibit 3.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])...............
4.01     Specimen Common Stock Certificate (Incorporated by
         reference -- Exhibit 4.01 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
4.02     Articles 3 and 4 of the Company's Amended and Restated
         Articles of Incorporation (included in Exhibit 3.01)........
4.03     Article II of the Company's Second Amended and Restated
         Bylaws (included in Exhibit 3.02)...........................
4.04     Rights Agreement, dated as of April 19, 1995, between
         Caraustar Industries, Inc. and First Union National Bank of
         North Carolina, as Rights Agent (Incorporated by
         reference -- Exhibit 1 to Current Report on Form 8-K dated
         April 19, 1995 [SEC File No. 0-20646])......................
10.01    Note Agreement, dated as of October 1, 1992, between the
         Company and the Prudential Insurance Company of America,
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])...............
10.02    Amendment Agreement, dated as of June 2, 1995, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to Report on
         Form 10-Q for the quarter ended September 30, 1995 [SEC File
         No. 0-20646])...............................................
10.03    Amendment Agreement, dated as of July 23, 1997, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to Report on
         Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
         0-20646])...................................................
10.04    Amendment Agreement, dated as of August 12, 1998, between
         the Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes.....          *
10.05    Employment Agreement, dated December 31, 1990, between the
         Company and Thomas V. Brown (Incorporated by
         reference -- Exhibit 10.06 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

EXHIBIT
  NO.    DESCRIPTION                                                   FILED HEREWITH (*)
-------  -----------                                                   ------------------
10.06    Asset Purchase Agreement, dated August 7, 1992, between the
         Company and Domtar Gypsum Inc. (Incorporated by
         reference -- Exhibit 10.07 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.07    Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.08    1987 Executive Stock Option Plan (Incorporated by
         reference -- Exhibit 10.09 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.09    1993 Key Employees' Share Ownership Plan (Incorporated by
         reference -- Exhibit 10.10 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.10    Energy Purchase Agreement, dated December 18, 1989, between
         Camden Paperboard Corporation and Camden Cogen, L.P.
         (Incorporated by reference -- Exhibit 10.11 to Registration
         Statement on Form S-1 [SEC File No. 33-50582])..............
10.11    Incentive Bonus Plan of the Company (Incorporated by
         reference -- Exhibit 10.10 to Annual Report for 1993 on Form
         10-K [SEC File No. 0-20646])................................
10.12    Agreement and Plan of Merger, dated as of September 13,
         1995, among the Company, CSAR Acquisition, Inc., GAR Holding
         Company and each of the stockholders, warrantholders and
         optionees of GAR Holding Company, as amended by Amendment
         No. 1 to Agreement and Plan of Merger dated as of October
         31, 1995 (Incorporated by reference -- Exhibit 10.11 to
         Report on Form 10-Q for the quarter ended September 30, 1995
         [SEC File No. 0-20646]).....................................
10.13    1996 Director Equity Plan of the Company (Incorporated by
         reference -- Exhibit 10.12 to Report on Form 10-Q for the
         quarter ended March 31, 1996 [SEC File No. 0-20646])........
10.14    Credit Agreement, dated as of July 23, 1997, by and among
         the Company, as Borrower, the banks listed therein, Bankers
         Trust Company, as Administrative Agent, NationsBank, N.A.,
         as Syndication Agent, SunTrust Bank, Atlanta, as
         Documentation Agent, First Union National Bank, as Managing
         Agent and each of Credit Lyannais, The Bank of New York, The
         Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
         and Wachovia Bank, as Co-Agents (Incorporated by
         Reference -- Exhibit 10.13 to Report on Form 10-Q for the
         Quarter Ended June 30, 1997 [SEC File No. 0-20646]).........
10.15    Amendment No. 1 to Credit Agreement, dated as of October 8,
         1997, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as
         Co-Agents...................................................          *

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

EXHIBIT
  NO.    DESCRIPTION                                                   FILED HEREWITH (*)
-------  -----------                                                   ------------------
10.16    Amendment No. 2 to Credit Agreement, dated as of October 30,
         1998, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as
         Co-Agents...................................................          *
10.17    1998 Key Employee Incentive Compensation Plan (Incorporated
         by reference -- Exhibit 10.14 to Annual Report for 1997 on
         Form 10-K [SEC File No. 0-20646]............................
11.01    Computation of Earnings per Share...........................          *
27.01    Financial Data Schedule (For SEC purposes only).............          *