Form 10-K405
period 1998-12-31
CARAUSTAR INDUSTRIES INC
filed 1999-03-29
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
    incorporation or organization)     (I.R.S. Employer Identification No.)
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1999, computed by reference to the closing sale price on such date, was $629,764,032. As of the same date, 24,699,941 shares of Common Stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTION

     Caraustar Industries, Inc. operates its business through 40 subsidiaries across the United States and in Mexico and the United Kingdom. As used herein, the "Company" or "Caraustar" includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General. The Company, a major manufacturer of 100 percent recycled paperboard and converted paperboard products, was incorporated in North Carolina in 1980 through the consolidation of six corporations in the recycled paperboard industry previously related by common ownership and administration. The Company operates 85 facilities in the United States, Mexico and the United Kingdom and manufactures its products primarily from recovered fiber, which is derived from recycled paperstock. Additionally, the Company has an equity interest as the non-operating partner in a gypsum wallboard manufacturing plant, a specialty paperboard converting plant and two tube plants. The operations of these facilities are managed by the respective operating partners.

     The Company operates principally in three business segments: paperboard; tubes, cores and composite containers; and carton and custom packaging. Net sales, operating income, identifiable assets, depreciation and amortization and capital expenditures are reported by segment in Note 12 to the consolidated financial statements as part of Item 8 of this report.

Operations and Products

Paperboard. The Company's principal manufacturing activity is the production of uncoated and claycoated recycled paperboard. In this manufacturing process, paperstock is reduced to pulp, cleaned and refined and then processed into various grades of paperboard for internal consumption or sale to four end-use markets: (1) tubes, cores and composite containers; (2) folding cartons; (3) gypsum wallboard facing paper; and (4) miscellaneous other specialty and converted products. The Company operates a total of 15 paperboard mills in the following states: North Carolina, South Carolina, Georgia, Maryland, Virginia, New Jersey, Illinois, Iowa, Ohio, Tennessee, Pennsylvania and New York.

     Caraustar continually maintains and improves its paperboard mills. During the past five years, the Company spent an average of $33.3 million annually for capital expenditures, which sums were used primarily to expand and upgrade its paperboard production and converting capacity, primarily by acquiring and maintaining state-of-the-art machinery and technology. The Company intends to continue to upgrade its existing facilities with modern, cost-efficient and productive equipment. The Company's strategic plan includes a capital expenditure program that anticipates annual expenditures of approximately $38.0 million in 1999 at its existing facilities.

     In 1998, approximately 36% of the recycled paperboard sold by the Company's paperboard mills was consumed internally by the Company's converting facilities; the other 64% was sold to external customers. Sales of unconverted paperboard to external customers as a percent of total sales by end-use market was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                       END-USE MARKET                         1998     1997     1996
                       --------------                         -----    -----    -----
Tube, core and composite container..........................   2.2%     2.2%     2.3%
Folding cartons.............................................  11.5%    14.3%    10.6%
Gypsum wallboard............................................  13.2%    14.8%    15.9%
Other specialty*............................................  10.3%    11.2%    12.2%

---------------

* Includes sales of unconverted paperboard and certain specialty converted products.

     Three of the Company's paperboard mills also operate specialty converting facilities, supplying other specialty converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries.

     Each of the Company's paperboard mills and most of its converting plants have onsite paperstock recovery facilities that collect and bale recycled paperstock. The Company also operates 10 stand-alone paperstock recycling and brokerage facilities. Sales of paperstock to external customers accounted for 4.5%, 3.9% and 2.7% of total sales in 1998, 1997 and 1996, respectively.

Tube, Core and Composite Container. The Company's largest converting operation is the production of tubes and cores. The principal applications of these products are: cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. The Company's 32 tube and core converting plants are primarily operated by the Company's Star Paper Tube, Inc. subsidiary (two are joint ventures). These plants obtain most of their recycled paperboard from the Company's paperboard mills. Because of the relatively high cost of shipping tubes and cores, tube and core converting facilities generally serve customers within a relatively small geographic area. Accordingly, most of the Company's tube and core converting plants are located in close proximity to concentrations of customers.

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

     In addition to tube and core converting facilities, Star Paper Tube also operates three facilities which produce specialty converted products used in industrial packaging protection applications (edge protectors). The Company's tube, core and related sales to external customers accounted for 26.3%, 27.8% and 30.9% of total sales to external customers in 1998, 1997 and 1996, respectively.

     The Company's Federal Packaging Corporation subsidiary produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. Federal Packaging has two composite container plants located in Saint Paris and Orrville, Ohio. Federal Packaging also has a transportation operation in Ohio. Composite container sales accounted for 4.8%, 5.4% and 5.9% of total sales to external customers in 1998, 1997 and 1996, respectively.

     The Company also manufactures injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries, and other specialized products. These plastic products are, to a large extent, complementary to the Company's tube and core products. The Company has an 80% equity interest in a plant in Union, South Carolina that produces such plastic products. Certain of this plant's customers also purchase the Company's tubes and cores. This plant currently has five plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. The Company also produces injection-molded plastic parts at a facility in Georgetown, Kentucky, which are primarily used as components in the manufacture of its composite containers. Plastic cartridges are also produced in a new facility located in New Smyrna Beach, Florida. Composite extruded products with a wide variety of end-uses are produced in a Lancaster, South Carolina, facility from recycled waste thermoplastics. Plastic product and related sales to external customers accounted for 3.0%, 2.9% and 2.9% of the Company's total sales in 1998, 1997 and 1996, respectively.

Carton and Custom Packaging. The Company produces folding cartons and rigid set-up boxes at 11 carton plants -- four in North Carolina and one each in Alabama, Connecticut, Massachusetts, Maryland, Ohio, Pennsylvania and Tennessee. Chesapeake Fiber Packaging, acquired in March 1998, also produces specialty-corrugated products. These plants obtain approximately 57% of their paperboard needs from the Company's paperboard mills and the remaining 43% from other manufacturers. The Company's boxes and cartons are used principally as containers for hosiery, hardware, candy, sports related items, cosmetics, dry food, film and various other industrial applications, including textile and apparel applications.

     The Company operates four specialty packaging facilities, two in Ohio and one each in New Jersey and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. The Company also operates a North Carolina facility which procures packaging and engineering services.

     Carton and custom packaging sales accounted for 24.2%, 17.5% and 16.6% of the Company's total sales to external customers in 1998, 1997 and 1996, respectively.

Acquisitions. Since its incorporation, the Company has grown in part as the result of a number of acquisitions, and the Company intends to continue to evaluate and complete acquisitions as part of its strategy to focus on and expand in its primary markets. During 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation ("Chesapeake"). Chesapeake Paperboard Company, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging Corporation, located in Hunt Valley, Maryland, manufactures folding cartons and specialty-corrugated products. Also in 1998, the Company acquired all of the outstanding common stock of Etowah Recycling, Inc. ("Etowah"). Etowah operates two recovered fiber facilities located in Canton, Georgia, and Hardeeville, South Carolina. Additionally in 1998, the Company acquired Tenneco Packaging, Inc.'s ("TPI") 20% percent interest in the CPI partnership. The CPI partnership had operated as a joint venture of the Company and TPI since July 1996. As a result of this transaction, the Company now owns 100 percent of CPI's operations, which include clay-coated recycled paperboard mills, located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations in Rittman and Cleveland, Ohio. In late 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall"). Boxall operates a folding carton manufacturing facility in Birmingham, Alabama.

Product Distribution. Each of the Company's manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. The Company also employs divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of the Company's facilities. Approximately 130 of the Company's employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. The Company generally does not sell its products through independent sales representatives. The Company's advertising is limited to trade publications.

Customers. The Company manufactures most of its converted products pursuant to customers' orders. The Company does, however, maintain minimal inventory levels of certain products. The Company's business is not dependent on any single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on its financial condition or results of operations.

Raw materials. Recovered fiber, derived from recycled paperstock, is the only significant raw material used in the Company's mill operations. The Company purchases approximately 66% of its paperstock requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. The balance is obtained from a combination of other sources. Some paperstock is collected from small collectors and waste collection businesses. This paperstock is sorted and baled by one of the Company's paperstock recycling and processing facilities and then either transferred to the Company's mills for processing or sold to third parties. Paperstock is also obtained from customers of the Company's converting operations and from waste handlers and collectors who deliver loose paperstock to the Company's mill sites for direct use without baling. Another portion of the Company's requirements is obtained from its small baler program, in which the Company leases, sells or furnishes small baling machines to businesses that bale their own paperstock for periodic collection by the Company.

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

     In the southeastern United States, where the Company historically has marketed its tubes and cores, the Company believes that it and Sonoco Products Company are the major competitors. On a national level, Sonoco is the dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total United States market in 1998. Several regional companies and numerous small local companies also compete in the tube and core market.

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

     The gypsum wallboard industry is divided into independent gypsum wallboard manufacturers, which either do not produce their own gypsum wallboard facing paper or cannot fill all of their needs internally, and integrated wallboard manufacturers, which supply all of their own gypsum wallboard facing paper requirements internally. The Company believes that the two largest integrated gypsum wallboard manufacturers, USG Corporation and National Gypsum Company, do not have significant sales of gypsum wallboard facing paper to the independent gypsum wallboard manufacturers. The Company believes it has the largest market share of the supply of gypsum wallboard facing paper to independent wallboard manufacturers in North America.

     The Company also competes in the gypsum wallboard industry through its joint venture with Temple-Inland Forest Products Corporation, formerly Standard Gypsum Corporation. Standard competes with larger integrated wallboard manufacturers such as USG Corporation and National Gypsum, who have greater financial resources and superior marketing strength due to their greater number of locations and national presence. Standard competes primarily on the basis of product quality, dependability and timeliness of delivery and price.

     Recovered fiber costs were somewhat lower on average in 1998 compared to 1997. The company's average cost for recovered fiber per ton of recycled paperboard produced was approximately $71 during 1998, which was down 13% from $82 per ton in 1997. While no specific information is available about competitors' actual recovered fiber costs, the Company believes that its delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, the Company believes that its lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of the Company's paperboard mills and paperstock facilities near major metropolitan areas that generate substantial supplies of paperstock. Many of the paperboard mills operated by the Company's principal competitors are located away from major metropolitan areas, and the Company believes, based on its knowledge of freight rates, that theses competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber.

     The Company's relatively low recovered fiber costs are also attributable to its emphasis on certain recovery methods that enable the Company to avoid baling operations. The Company believes that its competitors rely primarily on off-site, company-owned and-operated paperstock baling operations that collect and bale paperstock for shipment and processing at the mill site. The Company also operates such facilities, and its experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. The Company equips most of its paperboard mills to accept unbaled paperstock for processing directly into its pulpers. In 1998 and 1997, unbaled paperstock represented approximately 13% and 12%, respectively, of the Company's total recovered fiber purchases. The Company also uses other fiber recovery methods -- its small baler program and its recovery of paperstock from customers -- that result in lower recovered fiber costs.

Environmental Matters. The Company's operations are subject to various federal, state and local environmental laws and regulations. Among other things, these laws and regulations regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. These laws are administered by federal, state and local agencies. Except as set forth below, the Company believes that its operations are in substantial compliance with all applicable environmental laws and regulations, except for violations which the Company believes would not have a material adverse effect on the Company's business or financial position.

     The Company's recycled paperboard mills use substantial amounts of water in the papermaking process. The Company's mills discharge process effluent into local sewer systems pursuant to waste water discharge permits. The Company uses only small amounts of hazardous substances, and the Company believes the concentration of these substances in the Company's wastewater discharge generally is below permitted maximums. From time to time the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill's wastewater requires the Company to alter the content of its wastewater. Such reductions can be effected by additional screening of the wastewater, by other changes to the flow of process effluent from the mill or from pretreatment ponds into the sewer system, and by chemical additives. The Company also is subject to regulatory requirements related to the disposal of its solid wastes and the air emissions from its facilities. The Company is not currently aware of any required expenditures relating to wastewater discharge, solid waste disposal or air emissions that it expects to have a material adverse effect on the business or financial condition of the Company, but there can be no assurance that expenditures required in these areas will not have such a material adverse effect.

     In addition, under certain environmental laws, the Company can be held strictly liable if hazardous substances are found on real property owned or operated by the Company or used by the Company as a disposal site. In recent years, the Company has adopted a policy of assessing real property for environmental risks prior to purchase. The Company is aware of issues regarding hazardous substances at certain facilities, but in each case the Company believes that any possible liabilities will not have a material adverse effect on its business or financial position.

Employees. As of December 31, 1998, the Company had approximately 5,063 employees, of whom 3,992 are hourly and 1,071 are salaried. Hourly employees at the Chicago, Cincinnati, Chattanooga, Chesapeake, Buffalo, Reading, Richmond, Rittman and Tama paperboard mills, two Federal Packaging Corporation plants, Chesapeake Fiber Packaging, Cleveland Paperstock, General Packaging Services, two Oak Tree Packaging plants, The Garber Company and two Star Paper Tube plants (approximately 1,914 employees) are represented by labor unions. All principal union contracts expire during the period 1999-2003. The Company considers its relations with its employees to be excellent.

Executive Officers. The names and ages, positions and period of service of each of the Company's executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer's death, resignation, retirement, removal or disqualification.

                                                                  PERIOD OF SERVICE AS EXECUTIVE OFFICER AND
                                                                   PRE-EXECUTIVE OFFICER EXPERIENCE (IF AN
         NAME AND AGE                      POSITION                EXECUTIVE OFFICER FOR LESS THAN 5 YEARS)
         ------------                      --------               ------------------------------------------
Thomas V. Brown(58)...........  President and Chief Executive     President since 1/91; CEO since 10/91;
                                  Officer; Director                 Director since 4/91
Edward G. Schmitt(53).........  Vice President, Mills             Since 4/97; President of the Company's
                                                                    Midwest Mill Division, 1991-97
H. Lee Thrash, III(48)........  Vice President, Planning and      Vice President and CFO since 1986;
                                  Development; Chief Financial      Director since 1987
                                  Officer; Director
Jimmy A. Russell(51)..........  Vice President, Tubes, Cores,     Vice President since 4/93; CEO of Star
                                  Composite Containers and          Paper Tube, Inc. since 1/93
                                  Specialty Products
James L. Walden(53)...........  Vice President, Carton and        Since 2/93
                                  Custom Packaging
Barry A. Smedstad(52).........  Vice President, Human             Since 1/99; 1997-98, Vice President, Human
                                  Resources and Public Relations    Resources, BoxUSA, a manufacturer of
                                                                    corrugated shipping containers; 1996-97,
                                                                    Director of Human Resources, Northeast
                                                                    Region, Baxter Healthcare Corporation, a
                                                                    diversified healthcare products and
                                                                    technology manufacturer; 1985-96,
                                                                    Director, Labor & Employee Relations,
                                                                    Federal Paper Board Company, Inc., a
                                                                    paper manufacturer.
John R. Foster(53)............  Vice President, Sales and         Since 9/96; 1995-96, Chief Operating
                                  Marketing                         Officer, Pace International LP, a
                                                                    chemical company; 1991-95, President and
                                                                    General Manager, Eagle-Gypsum, Products,
                                                                    a gypsum wallboard manufacturer.

ITEM 2.  PROPERTIES

Facilities. The following table sets forth certain information concerning the Company's facilities. Unless otherwise indicated, such facilities are owned by the Company:

        TYPE OF FACILITY AND LOCATION                     PRODUCTION CAPABILITIES
        -----------------------------                     -----------------------

PAPERBOARD

Paperboard Mills (1)
Austell, GA (Mill #1)........................  Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty
                                                 grades, including specialty laminates, game
                                                 board/puzzle board and bookbinding board.
Austell, GA (Mill #2)........................  Tube and core board and other specialty grades.
Austell, GA (Sweetwater).....................  Gypsum wallboard facing paper, tube and core board, and folding boxboard.
Tama, IA.....................................  Clay-coated boxboard and specialty grades.
Chicago, IL..................................  Tube and can, folding and set-up boxboard.
Baltimore, MD................................  Uncoated folding and set-up boxboard, white lined and colored paperboard and specialty
                                                 laminates.
Charlotte, NC................................  Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty
                                                 grades, including specialty laminates, game
                                                 board/puzzle board and bookbinding board.
Camden, NJ...................................  Gypsum wallboard facing paper and folding boxboard.
Buffalo, NY..................................  Gypsum wallboard facing paper, tube and core board, and folding carton grades.
Cincinnati, OH...............................  Tube, can and drum, folding and set-up boxboard and gypsum wallboard facing paper.
Rittman, OH..................................  Clay-coated boxboard and gypsum wallboard facing paper.
Reading, PA..................................  Folding and set-up carton boxboard, white lined and special colored paperboard.
Greenville, SC...............................  Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty
                                                 grades, including specialty laminates, game
                                                 board/puzzle board, bookbinding board and
                                                 tube and core board.
Chattanooga, TN..............................  Uncoated folding and set-up boxboard, white lined and colored paperboard, specialty
                                                 grades, including specialty laminates, game
                                                 board/puzzle board, bookbinding board and
                                                 tube, core and can board.
Richmond, VA.................................  Folding and set-up carton boxboard and tube and core board.
Specialty Converting Plants
Austell, GA..................................  Laminated paperboard and specialty conversion.
Charlotte, NC................................  Laminated paperboard and specialty conversion.
Taylors, SC..................................  Laminated paperboard and specialty conversion.

        TYPE OF FACILITY AND LOCATION                     PRODUCTION CAPABILITIES
        -----------------------------                     -----------------------
Paperstock Collection and Processing Plants
  (2)
Austell, GA..................................  Recovered fiber brokerage sales.
Canton, GA (leased)..........................  Recovered fiber and recovered fiber brokerage sales.
Columbus, GA.................................  Recovered fiber.
Dalton, GA...................................  Recovered fiber.
Doraville, GA................................  Recovered fiber.
Macon, GA (leased)...........................  Recovered fiber.
Charlotte, NC................................  Recovered fiber.
Cleveland, OH................................  Recovered fiber.
Rittman, OH..................................  Recovered fiber brokerage sales.
Hardeeville, SC..............................  Recovered fiber.

TUBE, CORE AND COMPOSITE CONTAINER
Tube and Core Plants
Linden, AL...................................  Spiral-wound tubes.
Mobile, AL (leased)..........................  Spiral-wound tubes.
McGehee, AR (leased).........................  Core pre-cutting/capping.
Phoenix, AZ (leased).........................  Spiral-wound tubes.
Cantonment, FL...............................  Spiral-wound tubes.
Palatka, FL..................................  Spiral-wound tubes.
Austell, GA..................................  Spiral- and convolute- wound tubes.
Cedar Springs, GA............................  Spiral-wound tubes and yarn carriers.
Dalton, GA...................................  Spiral- and convolute- wound tubes and yarn carriers.
West Monroe, LA..............................  Spiral-wound tubes.
Zachary, LA (leased).........................  Pre-cutting/capping.
Mexico City, Mexico (leased).................  Spiral-wound tubes.
Corinth, MS..................................  Spiral-wound tubes.
Kernersville, NC.............................  Spiral-wound tubes and yarn carriers.
Minerva, OH..................................  Spiral-wound and forming tubes.
Perrysburg, OH...............................  Spiral-wound tubes.
Lancaster, PA (leased).......................  Spiral-wound tubes.
Rock Hill, SC................................  Spiral- and convolute- wound tubes.
Rock Hill, SC (leased).......................  Ground and polished tubes.
Taylors, SC..................................  Spiral-wound tubes and yarn carriers.
Ware Shoals, SC (leased).....................  Spiral-wound and forming tubes.
Amarillo, TX (leased)........................  Yarn carriers.
Arlington, TX................................  Spiral-wound tubes.
Silsbee, TX..................................  Spiral-wound tubes.
Texarkana, TX................................  Spiral-wound tubes.
Leland, Lancaster, United Kingdom............  Spiral-wound and forming tubes.
Salt Lake City, UT (leased)..................  Spiral-wound tubes.
Altavista, VA (leased).......................  Spiral-wound tubes and yarn carriers.
Danville, VA.................................  Spiral - and convolute- wound tubes and yarn carriers.
Franklin, VA.................................  Spiral-wound tubes.
Composite Container Plants
Orrville, OH.................................  Composite cans, tubes and containers.
Saint Paris, OH..............................  Composite cans, tubes and containers.

        TYPE OF FACILITY AND LOCATION                     PRODUCTION CAPABILITIES
        -----------------------------                     -----------------------
Specialty Converting Plants
Austell, GA..................................  Edge protectors.
Lancaster, PA................................  Edge protectors.
Arlington, TX................................  Edge protectors.
Plastics Plants
New Smyrna Beach, FL (leased)................  Plastic cartridges.
Georgetown, KY...............................  Injection molded parts for composite containers.
Lancaster, SC (leased).......................  Composite extrusion products for packaging and industrial use.
Union, SC....................................  Injection molded cones and tubes, extruded plastic cores.
Special Services and Other Facilities
Saint Paris, OH..............................  Transportation.
Kernersville, NC (leased)....................  Adhesives.

CARTON AND CUSTOM PACKAGING
Carton Plants
Versailles, CT...............................  Printed and unprinted folding cartons.
Thorndike, MA................................  Printed and unprinted folding cartons.
Hunt Valley, MD..............................  Printed and unprinted folding cartons and specialty corrugated products.
Archdale, NC.................................  Printed and unprinted folding and set-up cartons.
Burlington, NC...............................  Printed and unprinted folding and set-up cartons and vinyl lids.
Charlotte, NC................................  Specialty folding and set-up cartons.
Randleman, NC................................  Printed and unprinted folding and set-up cartons.
Ashland, OH..................................  Printed and unprinted folding cartons.
York, PA.....................................  Printed and unprinted folding cartons.
Kingston Springs, TN.........................  Printed and unprinted folding cartons.
Birmingham, AL (leased)......................  Printed and unprinted folding cartons.
Contract Packaging and Contract
Manufacturing Plants
Clifton, NJ..................................  Contract packaging.
Robersonville, NC............................  Contract manufacturing and contract packaging.
Bucyrus, OH..................................  Contract manufacturing and contract packaging.
Strasburg, OH................................  Contract manufacturing and contract packaging.
Special Services and Other Facilities
Charlotte, NC................................  Packaging and engineering procurement services.

        TYPE OF FACILITY AND LOCATION                     PRODUCTION CAPABILITIES
        -----------------------------                     -----------------------
JOINT VENTURES
Gypsum Products (50% Interest)
Fredericksburg, TX (partially leased)........  Gypsum rock quarry.
McQueeney, TX................................  Gypsum wallboard.
Cumberland, TN (under construction)..........  Gypsum (synthetic) wallboard.
Specialty Converting Plant (33% Interest)
Mooresville, NC..............................  Specialty converted and foam laminated paperboard products.
Tube and Core Plants (50% Interest)
Tacoma, WA...................................  Spiral-wound tubes.
Scarborough, ON, Canada......................  Spiral- and convolute- wound tubes.

---------------

(1) All of the Company's paperboard mills produce uncoated recycled paperboard with the exceptions of its Rittman, OH and Tama, IA paperboard mills, which produce clay-coated boxboard.
(2) Paperstock collection and/or processing also occurs at each of the Company's mill sites and all of the carton plants and tube and core plants.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1, 1992, the Company's common shares, $.10 par value (the "Common Shares") have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System ("NASDAQ") under the symbol CSAR. As of February 19, 1999, there were approximately 600 shareholders of record and, as of that date, the Company estimates that there were approximately 4,500 beneficial owners holding stock in nominee or "street" name.

     The table below sets forth high and low stock prices during the years 1998 and 1997.

1997                       HIGH     LOW     DIVIDEND
----                       ----     ---     --------
First Quarter............   36      22       $0.14
Second Quarter...........   35      23 3/8   $0.14
Third Quarter............   37 1/8  29 1/2   $0.14
Fourth Quarter...........   38 1/8  31       $0.16

1998                       HIGH   LOW  DIVIDEND
----                       ----   ---  --------
First Quarter............  35 7/8 30 1/4  $0.16
Second Quarter...........  35 1/4 28 1/8  $0.16
Third Quarter............  30 5/8 21 1/4  $0.16
Fourth Quarter...........  28 5/8 21 1/4  $0.18

     The Company did not pay dividends on its Common Shares from the time of the Company's recapitalization in 1986 until after its initial public offering of Common Shares in October 1992. The Company paid dividends of $0.16 per share during each of the first three quarters of 1998 and $0.18 per share during the fourth quarter of 1998. The Company intends to continue paying quarterly dividends at the same rate as the fourth quarter 1998 dividend, although any decision to pay dividends in the future will be made by the Company's Board of Directors after taking into account various factors, including the Company's net income, current and anticipated cash needs and any other factors deemed relevant by the Board of Directors. The Company's credit agreements with its lenders permit the payment of dividends, subject to certain restrictions contained therein. The Company does not believe that such restrictions, however, will materially limit the Company's ability to pay future dividends at the same rate as the 1998 fourth quarter dividend.

ITEM 6.  SELECTED FINANCIAL DATA

                               COMPOUND
                             GROWTH RATE                     YEAR ENDED DECEMBER 31,
                          ------------------   ----------------------------------------------------
                          5 YEARS   10 YEARS     1998       1997       1996       1995       1994
                          -------   --------   --------   --------   --------   --------   --------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND GROWTH RATES)
SUMMARY OF OPERATIONS
Sales...................                       $774,312   $696,093   $629,674   $569,455   $455,808
Freight.................                         37,454     27,955     26,979     24,827     24,583
                           ----       ----     --------   --------   --------   --------   --------
Net sales...............   16.6%      11.5%     736,858    668,138    602,695    544,628    431,225
Cost of sales...........   17.0%      12.1%     536,925    482,964    422,783    401,570    307,652
                           ----       ----     --------   --------   --------   --------   --------
Gross profit............   15.4%      10.0%     199,933    185,174    179,912    143,058    123,573
Selling, general and
 administrative
 expenses...............   16.3%      12.7%     105,052     88,978     81,003     67,361     59,247
                           ----       ----     --------   --------   --------   --------   --------
Operating income........   14.4%       7.6%      94,881     96,196     98,909     75,697     64,326
Other (expense) income:
Interest expense........                        (16,072)   (14,111)   (10,698)    (6,955)    (6,870)
Interest income.........                            334        312        591        821        353
Equity in income (loss)
 of unconsolidated
 affiliates.............                          4,308      1,665      2,154         --         --
Other, net..............                           (433)      (674)     4,274       (463)      (249)
                                               --------   --------   --------   --------   --------
                                                (11,863)   (12,808)    (3,679)    (6,597)    (6,766)
                                               --------   --------   --------   --------   --------
Income before income
 taxes..................   14.3%      14.8%      83,018     83,388     95,230     69,100     57,560
Minority interest.......                           (730)    (1,721)      (754)       153         13
Tax provision...........   15.0%      13.8%      30,470     30,543     36,574     26,265     22,095
                           ----       ----     --------   --------   --------   --------   --------
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items and
 accounting changes.....   13.7%      14.6%    $ 51,818   $ 51,124   $ 57,902   $ 42,988   $ 35,478
                           ----       ----     --------   --------   --------   --------   --------
Net income..............    9.8%      14.6%    $ 51,818   $ 51,124   $ 57,902   $ 42,988   $ 35,478
                           ----       ----     --------   --------   --------   --------   --------
Diluted weighted average
 shares outstanding.....                         25,423     25,216     25,377     25,896     25,639
PER SHARE DATA
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items and
 accounting changes.....   13.6%      10.5%    $   2.04   $   2.03   $   2.28   $   1.66   $   1.38
Net income..............    9.8%      10.5%        2.04       2.03       2.28       1.66       1.38
Cash dividends
 declared...............                           0.66       0.58       0.50      0.435      0.375
Market price on December
 31.....................                       $  28.56   $  34.25   $  33.25   $  20.00   $  22.25
Shares outstanding
 December 31............                         24,681     25,331     25,053     25,682     25,280
Price/Earnings ratio....                          14.00      16.87      14.58      12.05      16.12
TOTAL MARKET VALUE OF
 COMMON STOCK...........                       $704,889   $867,587   $833,012   $513,640   $562,480
BALANCE SHEET DATA
Cash and cash
 equivalents............                       $  2,610   $  1,391   $ 11,989   $  8,785   $ 12,465
Property, plant and
 equipment-net..........                        324,470    291,036    256,834    181,930    150,391
Depreciation and
 amortization...........                         38,705     33,661     26,314     17,671     14,542
Capital expenditures....                         40,716     36,275     32,059     28,041     29,331
       Total assets.....                        618,797    550,090    476,280    322,076    266,863
Current maturities of
 long-term debt.........                         26,103          9         29         36         72
Revolving credit
 loans..................                        147,000    129,000    100,000     10,000         --
Long-term debt, less
 current maturities.....                         82,881     83,129     83,261     83,380     83,446
Shareholders' equity
 (deficit)..............                        233,374    213,931    170,570    139,243    102,274
       Total capital....                       $489,358   $426,069   $353,860   $232,659   $185,792
OTHER KEY FINANCIAL
 MEASURES
Total debt-to-total
 capital................                          52.3%      49.8%      51.8%      40.2%      45.0%
Net debt-to-net
 capital................                          52.1%      49.6%      50.1%      37.8%      41.0%
Effective tax rate......                          36.7%      37.4%      38.7%      38.0%      38.4%
Return on shareholders'
 equity.................                          23.2%      26.6%      37.4%      35.6%      40.2%
Return on average
 capital................                          13.5%      15.4%      22.0%      22.6%      23.1%
Dividend payout ratio...                          32.4%      28.6%      21.9%      26.2%      27.2%
Economic profit(B)......                       $ 31,442   $ 30,419   $ 43,663   $ 29,104   $ 30,649


                                              YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                            1993       1992       1991       1990       1989       1988
                          --------   --------   --------   --------   --------   --------
                          (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND GROWTH RATES)
SUMMARY OF OPERATIONS
Sales...................  $365,410   $325,620   $288,773   $286,410   $287,076   $266,661
Freight.................    22,963     19,674     17,646     17,011     18,858     18,461
                          --------   --------   --------   --------   --------   --------
Net sales...............   342,447    305,946    271,127    269,399    268,218    248,200
Cost of sales...........   244,578    213,405    187,952    184,292    184,012    170,839
                          --------   --------   --------   --------   --------   --------
Gross profit............    97,869     92,541     83,175     85,107     84,206     77,361
Selling, general and
 administrative
 expenses...............    49,355     42,402     36,655     37,555     34,982     31,704
                          --------   --------   --------   --------   --------   --------
Operating income........    48,514     50,139     46,520     47,552     49,224     45,657
Other (expense) income:
Interest expense........    (6,822)   (12,315)   (17,754)   (22,343)   (26,721)   (24,639)
Interest income.........       612        243        246        412        491        617
Equity in income (loss)
 of unconsolidated
 affiliates.............        --         --         --         --         --       (807)
Other, net..............       167       (151)      (297)      (409)       (19)       106
                          --------   --------   --------   --------   --------   --------
                            (6,043)   (12,223)   (17,805)   (22,340)   (26,249)   (24,723)
                          --------   --------   --------   --------   --------   --------
Income before income
 taxes..................    42,471     37,916     28,715     25,212     22,975     20,934
Minority interest.......        15         --         --        235      1,369        617
Tax provision...........    15,165     14,839     11,095      9,468      8,774      8,331
                          --------   --------   --------   --------   --------   --------
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items and
 accounting changes.....  $ 27,321   $ 23,077   $ 17,620   $ 15,979   $ 15,570   $ 13,220
                          --------   --------   --------   --------   --------   --------
Net income..............  $ 32,471   $ 22,899   $ 17,620   $ 15,979   $ 15,570   $ 13,220
                          --------   --------   --------   --------   --------   --------
Diluted weighted average
 shares outstanding.....    25,387     19,791     17,720     17,701     17,690     17,695
PER SHARE DATA
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items and
 accounting changes.....  $   1.08   $   1.17   $   0.99   $   0.90   $   0.88   $   0.75
Net income..............      1.28       1.16       0.99       0.90       0.88       0.75
Cash dividends
 declared...............      0.33       0.08         --         --         --         --
Market price on December
 31.....................  $  16.75   $  18.75        N/A        N/A        N/A        N/A
Shares outstanding
 December 31............    24,968     24,639     17,649     17,649     17,619     17,618
Price/Earnings ratio....     13.09      16.45        N/A        N/A        N/A        N/A
TOTAL MARKET VALUE OF
 COMMON STOCK...........  $418,214   $461,981        N/A        N/A        N/A        N/A
BALANCE SHEET DATA
Cash and cash
 equivalents............  $ 14,371   $ 23,667   $  4,547   $  1,900   $ 13,364   $  4,908
Property, plant and
 equipment-net..........   127,773    103,004     86,005     87,445     90,180     90,175
Depreciation and
 amortization...........    12,493     10,661     10,515     13,077     11,756      7,531
Capital expenditures....    21,251     16,880     10,647     10,634     12,486     10,612
       Total assets.....   221,366    187,513    144,519    141,216    153,671    146,874
Current maturities of
 long-term debt.........        64         71     36,292     36,216     39,514     34,633
Revolving credit
 loans..................        --         --         --         --         --         --
Long-term debt, less
 current maturities.....    83,515     83,388    126,021    145,459    173,170    189,736
Shareholders' equity
 (deficit)..............    74,424     47,558    (68,732)   (86,352)  (102,578)  (118,220)
       Total capital....  $158,003   $131,017   $ 93,581   $ 95,323   $110,106   $106,149
OTHER KEY FINANCIAL
 MEASURES
Total debt-to-total
 capital................     52.9%      63.7%        (A)        (A)        (A)        (A)
Net debt-to-net
 capital................     48.2%      55.7%        (A)        (A)        (A)        (A)
Effective tax rate......     35.7%      39.1%      38.6%      37.6%      38.2%      39.8%
Return on shareholders'
 equity.................     44.8%        (A)        (A)        (A)        (A)        (A)
Return on average
 capital................     21.9%      27.2%      30.2%      29.1%      29.7%      29.9%
Dividend payout ratio...     25.8%       7.0%       0.0%       0.0%       0.0%       0.0%
Economic profit(B)......  $ 19,512        (A)        (A)        (A)        (A)        (A)

---------------

(A) Not meaningful due to Company's leveraged recapitalization in 1986.
(B) Economic profit represents adjusted net operating profit after cash taxes less a calculated capital charge for beginning-of-year capital employed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a major manufacturer of 100 percent recycled paperboard and converted paperboard products, operating principally in three business segments. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services.

     The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 36 percent in 1998). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

     Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $82 during 1997 and $71 during 1998. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

RESULTS OF OPERATIONS 1998 -- 1997

     The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------              %
                                                                1998       1997     CHANGE   CHANGE
                                                              --------   --------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................     919.8      928.6    (8.8)    -0.9%
  Outside purchases.........................................      84.7       78.2     6.5      8.3%
                                                              --------   --------    ----    -----
          Total paperboard tonnage..........................   1,004.5    1,006.8    (2.3)    -0.2%
                                                              ========   ========    ====    =====
Tons sold by end-use market (in thousands):
  Tube, core and can volume.................................     263.6      262.2     1.4      0.5%
  Folding carton volume.....................................     293.0      287.4     5.6      1.9%
  Gypsum facing paper volume................................     255.2      261.3    (6.1)    -2.3%
  Other specialty volume....................................     192.7      195.9    (3.2)    -1.6%
                                                              --------   --------    ----    -----
          Total paperboard tonnage..........................   1,004.5    1,006.8    (2.3)    -0.2%
                                                              ========   ========    ====    =====

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------              %
                                                                1998       1997     CHANGE   CHANGE
                                                              --------   --------   ------   ------
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $    413   $    410    $  3      0.7%
     Average same-mill recovered fiber cost.................        71         82     (11)   -13.4%
                                                              --------   --------    ----    -----
       Paperboard mill gross paper margin...................  $    342   $    328    $ 14      4.3%
                                                              --------   --------    ----    -----
  Tube and core:
     Average net selling price..............................  $    735   $    722    $ 13      1.8%
     Average paperboard cost................................       407        404       3      0.7%
                                                              --------   --------    ----    -----
       Tube and core gross paper margin.....................  $    328   $    318    $ 10      3.1%
                                                              ========   ========    ====    =====

     Consolidated net sales for the year ended December 31, 1998 increased 10.3 percent to $736.9 million from $668.1 million in 1997. Acquisitions accounted for $91.1 million of sales during 1998. These acquisitions included Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, Etowah Recycling, Inc., Tenneco Packaging Inc.'s 20 percent interest in the CPI partnership, and Boxall, Inc., all completed in 1998, and The New General Packaging Service, Oak Tree Packaging Corporation, and Baxter Tube Company, completed in 1997. Excluding acquisitions, net sales declined 3.3 percent. This decline was due primarily to lower sales volume in the paperboard and tube and core segments partially offset by higher sales from the carton and custom packaging segment.

     Total paperboard tonnage for 1998 decreased 0.2 percent to 1,005 thousand tons compared with 1997. Excluding acquisitions, total paperboard tonnage declined 4.0 percent to 967 thousand tons. This decline was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the folding carton and other specialty end-use markets. Excluding acquisitions, outside purchases (purchases of various grades of paperboard for internal conversion and gypsum facing paper for resale) decreased 13.8 percent to 67.4 thousand tons. Tons sold from paperboard mill production decreased 0.9 percent for 1998 versus 1997 and declined 3.2 percent excluding the Chesapeake Paperboard acquisition. Total tonnage converted increased 10.4 percent in 1998 versus 1997 and was unchanged excluding acquisitions. Excluding acquisitions, volumes by end-use market were as follows: tube, core and can volume decreased
1.2 percent; folding carton volume decreased 5.5 percent; and other specialty volume decreased 7.6 percent.

     Gross margin for 1998 decreased to 27.1 percent of net sales from 27.7 percent in 1997. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins at the carton and custom packaging segment. These lower margins were partially offset by improved same-mill margins at the paperboard segment.

     Operating income decreased $1.3 million, or 1.4 percent, to $94.9 million from $96.2 million last year. Operating income at comparable facilities declined $4.2 million, or 4.3 percent. This decline was due primarily to weaker volume, partially offset by improved gross paper margins combined with the Company's overall cost cutting initiatives. Selling, general and administrative expenses increased by $16.1 million in 1998 versus 1997 due primarily to acquisitions and increased information systems costs.

     Interest expense increased to $16.1 million for 1998 from $14.1 million in 1997 due to higher average borrowings under the revolving credit facility.

     Equity income from unconsolidated affiliates was $4.3 million, up 158.7 percent from 1997 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

     Net income increased 1.4 percent from $51.1 million in 1997 to $51.8 million. Diluted net income per common share increased 0.5 percent to $2.04 for 1998 from $2.03 in 1997.

RESULTS OF OPERATIONS 1997 -- 1996

     The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated:

                                                          YEARS ENDED
                                                         DECEMBER 31,
                                                        ---------------               %
                                                         1997     1996    CHANGE    CHANGE
                                                       -------   ------   ------    ------
Production source of paperboard tons sold (in
  thousands):
     From paperboard mill production................     928.6    826.9    101.7     12.3%
     Outside purchases..............................      78.2    102.5    (24.3)   -23.7%
                                                       -------   ------   ------    -----
          Total paperboard tonnage..................   1,006.8    929.4     77.4      8.3%
                                                       =======   ======   ======    =====
Tons sold by end-use market (in thousands):
     Tube, core and can volume......................     262.2    268.0     (5.8)    -2.2%
     Folding carton volume..........................     287.4    197.1     90.3     45.8%
     Gypsum facing paper volume.....................     261.3    263.3     (2.0)    -0.8%
     Other specialty volume.........................     195.9    201.0     (5.1)    -2.5%
                                                       -------   ------   ------    -----
          Total paperboard tonnage..................   1,006.8    929.4     77.4      8.3%
                                                       =======   ======   ======    =====
Gross paper margins ($/ton):
     Paperboard mill:
       Average same-mill net selling price..........   $   406   $  399   $    7      1.8%
       Average same-mill recovered fiber cost.......        83       67       16     23.9%
                                                       -------   ------   ------    -----
          Paperboard mill gross paper margin........   $   323   $  332   $   (9)    -2.7%
                                                       -------   ------   ------    -----
     Tube and core:
       Average net selling price....................   $   722   $  723   $   (1)    -0.1%
       Average paperboard cost......................       404      396        8      2.0%
                                                       -------  ------    ------    -----
          Tube and core gross paper margin..........   $   318   $  327   $   (9)    -2.7%
                                                       =======  ======    ======    =====

     Consolidated net sales increased 10.9 percent to $668.1 million from $602.7 million in 1996. Acquisitions completed during 1997 and 1996 contributed incremental sales of $72.3 million in 1997. These acquisitions included The New General Packaging Service, Oak Tree Packaging Corporation and Baxter Tube Company, all completed in 1997, and the Company's joint venture with Tenneco Packaging Inc., completed in the second half of 1996. On a same-plant basis, excluding acquisitions and dispositions, net sales rose $5.1 million, or 0.9 percent.

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

     Consolidated gross margin decreased to 27.7 percent of net sales from 29.9 percent in 1996. This margin decrease was due primarily to lower gross paper margins (selling prices less raw materials costs) at the paperboard and tube and core segments combined with lower margins at the folding carton and custom packaging segment.

     Operating income declined $2.7 million, or 2.7 percent, to $96.2 million from $98.9 million last year. Operating income at comparable facilities declined $8.0 million, or 8.1 percent. This decline was due primarily to lower margins across the Company's business segments. Selling, general and administrative expenses increased $8.0 million in 1997 versus 1996. Excluding acquisitions and dispositions, these expenses were unchanged.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1998, the Company had loans of $147.0 million outstanding under its revolving credit facility versus $129.0 million on December 31, 1997. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the years ended December 31, 1998 and 1997, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.80 percent and 5.86 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $82.9 million at December 31, 1998 versus $83.1 million at December 31, 1997.

     Effective with the second quarter of 1997, the Company has a $400 million, five-year bank revolving credit facility which may be increased up to $500 million and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

     In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. The debt securities will be unsecured obligations of the Company. It is currently anticipated that the proceeds from the sale of these debt securities will be used for general corporate purposes, including, but not limited to, repayment of debt, working capital, capital expenditures and acquisitions.

     Cash generated from operations was $94.7 million for the year ended December 31, 1998 compared with $70.8 million last year. Operating cash flow was favorably affected by working capital needs and deferred taxes in 1998 when compared to 1997.

     Capital expenditures, excluding acquisitions, were $40.7 million in 1998 versus $36.3 million for the same period last year. Capital expenditures of approximately $38.0 million are anticipated for 1999.

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

     In June 1998, the Company acquired Tenneco Packaging, Inc.'s 20 percent interest in the CPI partnership for $27.4 million. The CPI Partnership had operated as a joint venture of the Company and TPI since July of 1996. As a result of this transaction, the Company now owns 100 percent of CPI's operations, which include clay-coated recycled paperboard mills located in Rittman, Ohio and Tama, Iowa and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio. The purchase price consisted of $1.4 million in cash paid at closing and a note payable to TPI for the remaining $26.0 million due in June of 1999.

     In October 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall") in exchange for approximately 230,000 shares of the Company's common stock valued at approximately $5.5 million. Simultaneously, the Company repaid Boxall's debt of approximately $1.5 million. Boxall operates a folding carton manufacturing facility in Birmingham, Alabama.

     Cash dividends of $16.2 million were paid in 1998 versus $14.0 million in the same period last year. The Company's senior notes agreement and its revolving credit agreement contain no specific limitations on the payment of dividends.

     During 1998, the Company purchased and retired 1,043,000 shares of its common stock. These purchases were made in a series of open market transactions and privately negotiated purchases, at prices ranging from $21.25 to $33.00 per share, totaling $25.4 million. These purchases were funded with borrowings under the revolving credit facility and internally generated cash. The Company has cumulatively purchased 3,235,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 765,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

     The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

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

     The Company has attempted to identify and assess its areas of risk related to the year 2000 issue. As called for in its overall plan to prepare for the year 2000, the Company has conducted a comprehensive inventory and evaluation of its information technology ("IT") systems to determine their year 2000 compliance. The primary financial computer systems were upgraded in December of 1997. This system and the Company's computerized financial software systems are year 2000 compliant. Certain systems at individual operating company sites, primarily involving order entry, shipping and inventory control are undergoing remediation or replacement and are expected to be year 2000 compliant by mid-year 1999. Non-IT electronic equipment, including equipment engaged in manufacturing and other processes, is being tested and modified or replaced as needed, and the Company anticipates that this process will be complete by mid-year 1999. Ongoing efforts are being made to identify third parties that may be unable to become year 2000 compliant and to make contingency plans. However, the Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

     The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $4.2 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through 1998 was approximately $2.0 million. The future cost related to the year 2000 is estimated to be approximately $2.2 million. The Company's year 2000 efforts are funded primarily from the existing IT budget and have been ongoing since 1997. The total cost of these efforts represents approximately 20 percent of the total IT budget for the three-year period 1997-1999.

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

     Readers are cautioned that the year 2000 disclosures above contain certain forward looking statements and should be read in conjunction with "Forward Looking Information" which follows.

FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are fluctuations in raw material prices and the economy in general, the degree and nature of competition, demand for the Company's products, changes in government regulations, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, the ability of the Company and third parties with whom the Company deals to achieve year 2000 compliance, as described above, and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. At December 31, 1998 the Company had $147,000,000 outstanding under a $400,000,000 bank revolving credit facility which matures in 2002. Borrowings under this credit facility are at variable rates, and, accordingly, the fair value of this instrument approximates its carrying value.

     The Company also has $82,750,000 in senior notes that bear interest at 7.74%, which approximates the current rates available to the Company for debt of the same remaining maturity. Interest on the senior notes is payable semiannually, and five annual principal installments of $16,550,000 are due beginning in 2000. Market risk is estimated as the potential increase in fair value of the senior notes resulting from a hypothetical 10% decrease in interest rates and amounts to approximately $2,100,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CARAUSTAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   2,610    $   1,391
  Receivables, net of allowances for doubtful accounts,
    returns, and discounts of $1,069 and $1,139 in 1998 and
    1997, respectively......................................     76,394       70,944
  Inventories...............................................     67,544       62,319
  Refundable income taxes...................................      1,365        1,190
  Other current assets......................................      6,790        5,312
                                                              ---------    ---------
         Total current assets...............................    154,703      141,156
                                                              ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................      6,530        6,305
  Buildings and improvements................................     97,942       86,967
  Machinery and equipment...................................    415,653      362,384
  Furniture and fixtures....................................      7,837       10,103
                                                              ---------    ---------
                                                                527,962      465,759
  Less accumulated depreciation.............................   (203,492)    (174,723)
                                                              ---------    ---------
         Property, plant and equipment, net.................    324,470      291,036
                                                              ---------    ---------
GOODWILL, net of accumulated amortization of $7,994 and
  $4,858 in 1998 and 1997, respectively.....................    120,127      104,323
                                                              ---------    ---------
OTHER ASSETS................................................     19,497       13,575
                                                              ---------    ---------
                                                              $ 618,797    $ 550,090
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  26,103    $       9
  Accounts payable..........................................     47,040       43,861
  Accrued liabilities.......................................     25,631       21,414
  Dividends payable.........................................      4,476        4,052
                                                              ---------    ---------
         Total current liabilities..........................    103,250       69,336
                                                              ---------    ---------
REVOLVING CREDIT LOANS......................................    147,000      129,000
                                                              ---------    ---------
LONG-TERM DEBT, less current maturities.....................     82,881       83,129
                                                              ---------    ---------
DEFERRED INCOME TAXES.......................................     43,437       30,731
                                                              ---------    ---------
DEFERRED COMPENSATION.......................................      3,889        4,190
                                                              ---------    ---------
OTHER LIABILITIES...........................................      4,375        4,616
                                                              ---------    ---------
MINORITY INTEREST...........................................        591       15,157
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized, no shares issued in 1998 and 1997...........         --           --
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 24,681,358 and 25,330,670 shares issued and
    outstanding in 1998 and 1997, respectively..............      2,468        2,533
  Additional paid-in capital................................    130,240      144,442
  Retained earnings.........................................    103,991       68,823
  Accumulated other comprehensive income....................     (3,325)      (1,867)
                                                              ---------    ---------
                                                                233,374      213,931
                                                              ---------    ---------
                                                              $ 618,797    $ 550,090
                                                              =========    =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           CARAUSTAR INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES......................................................   $774,312      $696,093      $629,674
FREIGHT....................................................     37,454        27,955        26,979
                                                              --------      --------      --------
          Net sales........................................    736,858       668,138       602,695
COST OF SALES..............................................    536,925       482,964       422,783
                                                              --------      --------      --------
          Gross profit.....................................    199,933       185,174       179,912
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............    105,052        88,978        81,003
                                                              --------      --------      --------
          Operating income.................................     94,881        96,196        98,909
                                                              --------      --------      --------
OTHER (EXPENSE) INCOME:
  Interest expense.........................................    (16,072)      (14,111)      (10,698)
  Interest income..........................................        334           312           591
  Equity in income of unconsolidated affiliates............      4,308         1,665         2,154
  Other, net...............................................       (433)         (674)        4,274
                                                              --------      --------      --------
                                                               (11,863)      (12,808)       (3,679)
                                                              --------      --------      --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST...........     83,018        83,388        95,230
MINORITY INTEREST..........................................       (730)       (1,721)         (754)
PROVISION FOR INCOME TAXES.................................     30,470        30,543        36,574
                                                              --------      --------      --------
NET INCOME.................................................   $ 51,818      $ 51,124      $ 57,902
                                                              ========      ========      ========
BASIC INCOME PER COMMON SHARE..............................   $   2.05      $   2.05      $   2.33
                                                              ========      ========      ========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING........     25,244        24,939        24,904
                                                              ========      ========      ========
DILUTED INCOME PER COMMON SHARE............................   $   2.04      $   2.03      $   2.28
                                                              ========      ========      ========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING......     25,423        25,216        25,377
                                                              ========      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                           ACCUMULATED
                                              COMMON STOCK       ADDITIONAL   RETAINED        OTHER
                                           -------------------    PAID-IN     EARNINGS    COMPREHENSIVE
                                             SHARES     AMOUNT    CAPITAL     (DEFICIT)      INCOME        TOTAL
                                           ----------   ------   ----------   ---------   -------------   --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, December 31, 1995...............  25,682,371   $2,568    $154,013    $(13,275)      $(4,063)     $139,243
  Net income.............................          --      --           --      57,902            --        57,902
  Issuance of common stock under
    nonqualified stock option plans......     359,519      36        6,055          --            --         6,091
  Issuance of common stock under 1993
    stock purchase plan..................      30,394       3          884          --            --           887
  Issuance of common stock under director
    equity plan..........................       1,176      --           31          --            --            31
  Purchase and retirement of common
    stock................................  (1,020,000)   (102)     (20,839)         --            --       (20,941)
  Pension liability adjustment...........          --      --           --          --          (274)         (274)
  Foreign currency translation
    adjustment...........................          --      --           --          --            49            49
  Dividends declared of $.50 per share...          --      --           --     (12,418)           --       (12,418)
                                           ----------   ------    --------    --------       -------      --------
BALANCE, December 31, 1996...............  25,053,460   2,505      140,144      32,209        (4,288)      170,570
  Net income.............................          --      --           --      51,124            --        51,124
  Issuance of common stock for
    acquisitions.........................     985,041      99       27,078          --            --        27,177
  Issuance of common stock under
    nonqualified stock option plans......     301,410      30        4,181          --            --         4,211
  Issuance of common stock under 1993
    stock purchase plan..................      94,923      10        2,309          --            --         2,319
  Issuance of common stock under director
    equity plan..........................       1,836      --           62          --            --            62
  Purchase and retirement of common
    stock................................  (1,106,000)   (111)     (29,332)         --            --       (29,443)
  Pension liability adjustment...........          --      --           --          --         2,364         2,364
  Foreign currency translation
    adjustment...........................          --      --           --          --            57            57
  Dividends declared of $.58 per share...          --      --           --     (14,510)           --       (14,510)
                                           ----------   ------    --------    --------       -------      --------
BALANCE, December 31, 1997...............  25,330,670   2,533      144,442      68,823        (1,867)      213,931
  Net income.............................          --      --           --      51,818            --        51,818
  Issuance of common stock for
    acquisitions.........................     369,073      37       10,094          --            --        10,131
  Issuance of common stock under 1993
    stock purchase plan..................      21,636       2          914          --            --           916
  Issuance of common stock under 1998
    stock purchase plan..................       1,202      --           34          --            --            34
  Issuance of common stock under director
    equity plan..........................       2,077      --           65          --            --            65
  Purchase and retirement of common
    stock................................  (1,043,300)   (104)     (25,309)         --            --       (25,413)
  Pension liability adjustment...........          --      --           --          --        (1,478)       (1,478)
  Foreign currency translation
    adjustment...........................          --      --           --          --            20            20
  Dividends declared of $.66 per share...          --      --           --     (16,650)           --       (16,650)
                                           ----------   ------    --------    --------       -------      --------
BALANCE, December 31, 1998...............  24,681,358   $2,468    $130,240    $103,991       $(3,325)     $233,374
                                           ==========   ======    ========    ========       =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998        1997         1996
                                                              ---------   ---------   ----------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 51,818    $ 51,124    $  57,902
                                                              --------    --------    ---------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    38,705      33,661       26,314
     Equity in income of unconsolidated affiliates..........    (4,308)     (1,665)      (2,154)
     Gain on sale of interest in subsidiary.................        --          --       (4,228)
     Change in deferred income taxes........................     8,076       1,109        2,742
     Provision for deferred compensation....................       519         279          596
     Minority interest......................................       730       1,721          754
     Changes in operating assets and liabilities, net of
       acquisitions:
       Receivables..........................................     1,531      (4,820)      (1,015)
       Inventories..........................................       740      (5,245)       3,873
       Other current assets.................................    (1,111)     (2,046)       2,145
       Accounts payable and accrued liabilities.............    (2,866)    (11,057)      13,110
       Income taxes.........................................       833       7,783       (2,791)
                                                              --------    --------    ---------
          Total adjustments.................................    42,849      19,720       39,346
                                                              --------    --------    ---------
          Net cash provided by operating activities.........    94,667      70,844       97,248
                                                              --------    --------    ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (40,716)    (36,275)     (32,059)
  Acquisition of businesses, net of cash acquired...........   (14,488)    (22,032)    (138,402)
  Proceeds from sale of interest in subsidiary, net.........        --          --       10,524
  Cash acquired in stock acquisition........................        81       1,083           --
  Other.....................................................       262       2,073        5,655
                                                              --------    --------    ---------
          Net cash used in investing activities.............   (54,861)    (55,151)    (154,282)
                                                              --------    --------    ---------
FINANCING ACTIVITIES:
  Distributions to CPI partner..............................    (3,100)         --           --
  Proceeds from revolving credit loans......................    80,000      85,000      145,000
  Repayments of revolving credit loans......................   (62,000)    (56,000)     (55,000)
  Repayments of long-term debt..............................   (11,918)    (14,101)        (126)
  Dividends paid............................................   (16,227)    (13,959)     (11,993)
  Proceeds from issuances of stock..........................       755       2,986        4,092
  Purchases of stock........................................   (25,275)    (29,443)     (20,941)
  Other.....................................................      (822)       (774)        (794)
                                                              --------    --------    ---------
          Net cash (used in) provided by financing
            activities......................................   (38,587)    (26,291)      60,238
                                                              --------    --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,219     (10,598)       3,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     1,391      11,989        8,785
                                                              --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  2,610    $  1,391    $  11,989
                                                              ========    ========    =========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for interest................................  $ 15,048    $ 14,186    $  10,309
                                                              ========    ========    =========
  Cash payments for income taxes............................  $ 23,844    $ 22,655    $  36,221
                                                              ========    ========    =========
  Stock issued for acquisitions.............................  $ 10,131    $ 27,177    $      --
                                                              ========    ========    =========
  Note payable issued for acquisition.......................  $ 26,000    $     --    $      --
                                                              ========    ========    =========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

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

INVENTORIES

     Inventories are carried at the lower of cost or market. Cost includes materials, labor, and overhead. Market, with respect to all inventories, is replacement cost. Substantially all inventories (approximately 90 percent and 95 percent at December 31, 1998 and 1997, respectively) are valued using the first-in, first-out method. Reserves related to inventories valued using the last-in, first-out method are not significant.

     Inventories at December 31, 1998 and 1997 were as follows (in thousands):

                                                               1998      1997
                                                              -------   -------
Raw materials and supplies..................................  $32,570   $29,567
Finished goods and work in process..........................   34,974    32,752
                                                              -------   -------
                                                              $67,544   $62,319
                                                              =======   =======

PROPERTY, PLANT AND EQUIPMENT

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

     For financial reporting purposes, depreciation is computed using both straight-line and accelerated methods over the following estimated useful lives of the assets:

Buildings and improvements..................................  10-45 years
Machinery and equipment.....................................   3-20 years
Furniture and fixtures......................................   5-10 years

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

                           CARAUSTAR INDUSTRIES, INC.

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

INCOME PER SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options outstanding during 1998, 1997 and 1996 added 179,000, 277,000 and 473,000, respectively, to the weighted average shares outstanding for purposes of calculating diluted income per share.

COMPREHENSIVE INCOME

     Total comprehensive income, consisting of net income plus other nonowner changes in equity for the years ended December 31, 1998, 1997 and 1996 was $50,360,000, $53,545,000 and $57,677,000, respectively. Components of accumulated other comprehensive income (loss) at December 31, 1998 and 1997 consist of pension liability adjustments of $(2,877,000) and $(1,399,000), respectively, and foreign currency translation adjustments of $(448,000) and $(468,000), respectively.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. Management does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

                           CARAUSTAR INDUSTRIES, INC.

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

COMMON STOCK PURCHASE PLAN

     During 1998 and 1997, the Company purchased and retired 1,043,000 and 1,106,000 shares, respectively, of its common stock pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 4,000,000 common shares. These purchases were made in a series of open market transactions and privately negotiated purchases at an aggregate cost of $25,413,000 and $29,443,000 in 1998 and 1997, respectively, and at prices ranging from $21.25 to $33.00 per share in 1998 and $22.25 to $31.94 per share in 1997.

3. ACQUISITIONS

     Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16, and as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 1998, 1997, and 1996 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     In March 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, for approximately $21.0 million, including approximately $8.2 million of Chesapeake's debt, which was repaid by the Company. Chesapeake Paperboard Company, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging Corporation, located in Hunt Valley, Maryland, manufactures folding cartons and specialty corrugated products. No goodwill was recorded in connection with the acquisition.

     In May 1998, the Company acquired all of the outstanding stock of Etowah Recycling, Inc. ("Etowah") in exchange for approximately 140,000 shares of the Company's common stock, valued at $4.7 million. Simultaneously, the Company repaid Etowah's debt of approximately $2.1 million. Etowah operates two recovered fiber facilities located in Canton, Georgia, and Hardeeville, South Carolina. Goodwill in the amount of $3,269,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In June 1998, the Company acquired Tenneco Packaging, Inc.'s ("TPI") 20 percent interest in the CPI partnership for $27.4 million. The CPI partnership had operated as a joint venture of the Company and TPI since July 1996. As a result of this transaction, the Company now owns 100 percent of CPI's operations, which include clay-coated recycled paperboard mills located in Rittman, Ohio, and Tama, Iowa, and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio. The purchase price consisted of $1.4 million in cash paid at closing and a note payable to TPI for the remaining $26 million due in June 1999. Goodwill in the amount of $9,741,000 was recorded in connection with the acquisition and is being amortized over 40 years.

                           CARAUSTAR INDUSTRIES, INC.

     In October 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall") in exchange for approximately 230,000 shares of the Company's common stock valued at approximately $5.5 million. Simultaneously, the Company repaid Boxall's debt of approximately $1.5 million. Boxall operates a folding carton manufacturing facility in Birmingham, Alabama. Goodwill in the amount of $4,894,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In March 1997, the Company acquired all of the outstanding stock of The New General Packaging Service, Inc. ("NGP") in exchange for approximately 429,000 shares of the Company's common stock valued at $10,300,000. NGP, located in Clifton, New Jersey, is a primary packager of pharmaceutical and medical products as well as numerous health, beauty, and personal care products. Goodwill in the amount of $6,100,000 was recorded in connection with the acquisition and is being amortized over 40 years.

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

     The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 1997. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 1997 or the results which may occur in the future (in thousands, except per share data):

                                                                1998         1997
                                                              --------     --------
Net sales...................................................  $756,907     $777,470
Net income..................................................    51,769       52,119
Diluted income per common share.............................  $   2.02     $   2.00

4. SALE OF INTEREST IN SUBSIDIARY

     On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum LLC ("Standard"). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10,800,000 in cash. Standard is operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. In conjunction with this transaction, the Company recognized a nonrecurring gain, before income taxes, of $4,228,000, which is reflected as a component of other, net, in the accompanying statement of income for the year ended December 31, 1996. Additionally, from the date of the transaction through December 31, 1996, the Company recognized earnings of $2,050,000 for its equity interest in the earnings of Standard. The Company's equity interest in the earnings of Standard for the years ended December 31, 1998 and 1997, was $4,343,000 and $1,703,000, respectively. During April 1998, Standard entered into a loan agreement with a financial institution for credit facilities in an amount not to exceed $61,000,000. Proceeds of the new credit

                           CARAUSTAR INDUSTRIES, INC.

facility are being used to fund the construction of a green field gypsum wallboard plant in Cumberland City, Tennessee. Borrowings under the credit facility were $19,000,000 at December 31, 1998. The Company has guaranteed 50 percent of this credit facility.

5. REVOLVING CREDIT FACILITY

     The Company has a $400,000,000 five-year bank revolving credit facility which may be increased up to $500,000,000 and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. Interest under the facility is computed using the Company's choice of (a) the Eurodollar rate plus a margin or (b) the higher of the federal funds rate plus a margin or the bank's prime lending rate. As of December 31, 1998 and 1997, borrowings of $147,000,000 and $129,000,000, respectively, were outstanding under revolving credit facilities at weighted average interest rates of 5.57 percent and 6.15 percent, respectively.

6. LONG-TERM DEBT

     At December 31, 1998 and 1997, long-term debt consisted of the following (in thousands):

                                                                1998        1997
                                                              --------     -------
Senior notes, dated October 8, 1992,
  terms as described below..................................  $ 82,750     $82,750
Other notes payable.........................................    26,234         388
                                                              --------     -------
                                                               108,984      83,138
Less current maturities.....................................    26,103           9
                                                              --------     -------
                                                              $ 82,881     $83,129
                                                              ========     =======

     The senior notes dated October 8, 1992 (the "Notes") are payable to an insurance company in five equal annual installments of $16,550,000 beginning October 8, 2000. Interest on the Notes accrues at 7.74 percent and is payable semiannually. The Notes also provide for optional prepayments, in whole or in part, with a penalty, as defined, during specified periods.

     The Notes and revolving credit facility (Note 5) contain certain restrictive covenants on the part of the Company, including (but not limited to) payment of dividends, sales of assets, incurrence of additional indebtedness, capital expenditures, maintenance of certain leverage and interest coverage ratios (as defined), investments, and minimum working capital requirements.

     During 1998, the Company registered with the Securities and Exchange Commission a total of $300,000,000 in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. The debt securities will be unsecured obligations of the Company. Management anticipates that the proceeds from the sale of these debt securities will be used for general corporate purposes, including (but not limited to) repayment of debt, working capital, capital expenditures, and acquisitions. At December 31, 1998, none of this debt had been issued.

                           CARAUSTAR INDUSTRIES, INC.

     Aggregate maturities of long-term debt at December 31, 1998 are as follows (in thousands):

1999........................................................  $ 26,103
2000........................................................    16,626
2001........................................................    16,560
2002........................................................    16,550
2003........................................................    16,550
Thereafter..................................................    16,595
                                                              --------
                                                              $108,984
                                                              ========

7. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional amount for mileage. Rental expense on operating leases for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                          1998       1997       1996
                                                         ------     ------     ------
Minimum rentals........................................  $9,209     $6,905     $4,895
Contingent rentals.....................................     326        371        563
                                                         ------     ------     ------
                                                         $9,535     $7,276     $5,458
                                                         ======     ======     ======

     The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 (in thousands):

1999........................................................  $ 8,461
2000........................................................    6,545
2001........................................................    3,760
2002........................................................    2,474
2003........................................................    1,751
Thereafter..................................................   10,388
                                                              -------
                                                              $33,379
                                                              =======

LITIGATION

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8. STOCK OPTION AND DEFERRED COMPENSATION PLANS

DIRECTOR EQUITY PLAN

     During 1996, the Company's board of directors approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company ("Eligible Directors") are paid a portion of their fees in the Company's common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company's common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 1998 and 1997, 2,077 and 1,836 shares,

                           CARAUSTAR INDUSTRIES, INC.

respectively, of common stock and options to purchase 6,000 shares of common stock were issued under this plan in each year.

INCENTIVE STOCK OPTION AND BONUS PLANS

     The Company has a nonqualified stock option plan (the "Plan") adopted in 1987 for certain officers of the Company. Under the Plan, options to purchase a maximum of 1,980,000 shares could be granted through 1990. The stock option committee, appointed by the board of directors, determined the price, vesting period, exercise dates, and expiration dates for options granted to officers. Options outstanding under the Plan expired at various dates through 1997.

     During 1992, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1993 Plan") which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock ("bonus share") for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The Company's board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. During 1997 and 1996, the Company issued 189,215 and 142,060 qualified incentive stock options, respectively, under the 1993 Plan. During 1997 and 1996, the Company issued 31,816 and 10,859 bonus shares, respectively, with a respective aggregate market value of $934,000 and $264,000, respectively. Compensation expense of $457,000, $451,000, and $359,000 related to bonus shares was recorded in 1998, 1997 and 1996, respectively.

     During 1998, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1998 Plan") which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120 percent of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods. The Company's board of directors authorized 1,600,000 common shares for grant under the 1998 Plan. During 1998, the Company issued 235,404 options under the 1998 Plan. During 1998, the Company issued 1,202 shares of restricted stock.

     A summary of stock option activity for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at December 31, 1995............................  1,141,696    $10.65
  Granted...................................................    148,060     20.08
  Forfeited.................................................    (24,680)    17.99
  Exercised.................................................   (361,035)     8.79
                                                              ---------
Outstanding at December 31, 1996............................    904,041     12.06
  Granted...................................................    195,215     30.13
  Forfeited.................................................    (13,805)    21.84
  Exercised.................................................   (364,813)     7.10
                                                              ---------

                           CARAUSTAR INDUSTRIES, INC.

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at December 31, 1997............................    720,638    $19.27
  Granted...................................................    241,404     35.60
  Forfeited.................................................     (6,215)    24.89
  Exercised.................................................    (34,204)    17.53
                                                              ---------
Outstanding at December 31, 1998............................    921,623    $23.57
                                                              ---------
Options exercisable at:
  December 31, 1998.........................................    464,844    $16.20
  December 31, 1997.........................................    361,242     13.61
  December 31, 1996.........................................    598,688    $ 8.66

     Summary information about the Company's stock options outstanding at December 31, 1998 is as follows:

                  OUTSTANDING AT   WEIGHTED AVERAGE   WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
   RANGE OF        DECEMBER 31,       REMAINING           EXERCISE        DECEMBER 31,        EXERCISE
EXERCISE PRICE         1998              LIFE              PRICE              1998             PRICE
--------------    --------------   ----------------   ----------------   --------------   ----------------
                  (IN THOUSANDS)      (IN YEARS)                         (IN THOUSANDS)
$ 4.00 -- $ 7.00     103,750             2.0               $ 4.14           103,750            $ 4.14
 15.00 --  19.75     376,809             4.7                17.88           293,429             17.41
 20.50 --  24.44       8,500             8.6                22.97             2,000             20.50
 25.25 --  29.75      21,600             7.1                26.74            14,500             26.03
 30.13 --  40.80     410,964             8.7                33.54            51,165             30.75
---------------      -------             ---               ------           -------            ------
$ 4.00 -- $40.80     921,623             6.2               $23.57           464,844            $16.20

     An accrual of approximately $301,000 related to the outstanding incentive stock options is included in deferred compensation in the accompanying balance sheets at both December 31, 1998 and 1997.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                              1998           1997           1996
                                           -----------    -----------    -----------
Risk-free interest rate................    4.68%-5.76%     5.4%-6.86%     5.4%-6.86%
Expected dividend yield................    1.87%-2.97%    1.61%-2.53%    1.61%-2.53%
Expected option lives..................     8-10 years     6-10 years     6-10 years
Expected volatility....................            30%        25%-30%        25%-30%

     The total values of the options granted during the years ended December 31, 1998, 1997 and 1996 were computed to be approximately $2,577,000, $2,061,000, and $763,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS

                           CARAUSTAR INDUSTRIES, INC.

No. 123, the Company's reported and pro forma net income and net income per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows (in thousands, except per share data):

                                                             1998      1997      1996
                                                            -------   -------   -------
Net income:
  As reported.............................................  $51,818   $51,124   $57,902
  Pro forma...............................................   51,022    50,824    57,659
Diluted income per common share:
  As reported.............................................  $  2.04   $  2.03   $  2.28
  Pro forma...............................................     2.01      2.02      2.27

DEFERRED COMPENSATION PLANS

     The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $324,000, $368,000, and $483,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accruals of approximately $3,312,000 and $3,889,000 related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 1998 and 1997, respectively.

9. PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Substantially all of the Company's employees participate in a noncontributory defined benefit pension plan (the "Pension Plan"). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan's assets consist of shares held in collective investment funds and group annuity contracts. The Company's policy is to fund benefits attributed to employees' service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $4,784,000, $3,478,000 and $4,651,000 in 1998, 1997 and 1996, respectively.

     Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits.

     During 1996, the Company adopted a supplemental executive retirement plan ("SERP"), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 1998.

                           CARAUSTAR INDUSTRIES, INC.

     Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                               1998     1997     1996
                                                              ------   ------   ------
Service cost of benefits earned.............................  $2,569   $2,153   $1,493
Interest cost on projected benefit obligation...............   3,281    2,629    2,191
Actual gain on plan assets..................................  (5,293)  (4,480)  (1,146)
Net amortization and deferral...............................   2,832    2,622     (110)
                                                              ------   ------   ------
Net pension expense.........................................  $3,389   $2,924   $2,428
                                                              ------   ------   ------

     The table below represents a reconciliation of the funded status of the Pension Plan and the SERP to prepaid (accrued) pension cost as of December 31, 1998 and 1997 (in thousands):

                                                           SERP           PENSION PLAN
                                                      ---------------   -----------------
                                                       1998     1997     1998      1997
                                                      ------   ------   -------   -------
Change in benefit obligations:
  Projected benefit obligation at end of prior
     year...........................................  $1,918   $1,707   $36,995   $34,318
     Service cost...................................      93       83     2,476     2,071
     Interest cost..................................     155      128     3,126     2,501
     Actuarial loss (gain)..........................     154       --     3,130      (743)
     Plan amendments................................      --       --       475       286
     Acquisition....................................      --       --     4,717        --
     Benefits paid..................................      --       --    (2,361)   (1,438)
                                                      ------   ------   -------   -------
Projected benefit obligation at end of year.........   2,320    1,918    48,558    36,995
                                                      ------   ------   -------   -------
Change in plan assets:
  Fair value of plan assets at end of prior year....      --       --    31,725    25,205
     Actual return on plan assets...................      --       --     5,293     4,480
     Employer contributions.........................      --       --     4,784     3,478
     Benefits paid..................................      --       --    (2,361)   (1,438)
     Acquisition....................................      --       --     3,755        --
                                                      ------   ------   -------   -------
Fair value of plan assets at end of year............      --       --    43,196    31,725
                                                      ------   ------   -------   -------
Funded status of the plans..........................  (2,320)  (1,918)   (5,362)   (5,270)
Unrecognized transition (asset)obligation...........   1,480    1,593        --       (73)
Unrecognized prior service cost.....................      --       --       694       442
Unrecognized net loss...............................     154       --     7,564     6,042
                                                      ------   ------   -------   -------
(Accrued) prepaid pension cost before minimum
  pension liability adjustment......................  $ (686)  $ (325)  $ 2,896   $ 1,141
                                                      ======   ======   =======   =======
Other comprehensive income:
  Increase (decrease) in intangible asset...........  $  (22)  $ (136)  $   252   $   117
  (Increase) decrease in additional minimum pension
     liability......................................      22      136    (1,730)    2,247
                                                      ------   ------   -------   -------
Other comprehensive income..........................  $   --   $   --   $(1,478)  $ 2,364
                                                      ======   ======   =======   =======

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The cumulative additional liability totaled $4,592,000 and $2,884,000 at December 31, 1998 and 1997, respectively, and has been offset by intangible assets to the extent of previously

                           CARAUSTAR INDUSTRIES, INC.

unrecognized prior service costs. Amounts in excess of previously unrecognized prior service cost are recorded as reductions in shareholders' equity.

     Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 1998 and 1997 is 7.5 percent, the rate of increase in future compensation levels is 3.5 percent, and the expected long-term rate of return on assets is 9.5 percent.

OTHER POSTRETIREMENT BENEFITS

     The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits."

     Net periodic postretirement benefit cost for the years ended December 31, 1998, 1997 and 1996 included the following components (in thousands):

                                                              1998   1997   1996
                                                              ----   ----   ----
Service cost of benefits earned.............................  $ 94   $100   $ 86
Interest cost on accumulated postretirement benefit
  obligation................................................   291    287    239
                                                              ----   ----   ----
Net periodic postretirement benefit cost....................  $385   $387   $325
                                                              ----   ----   ----

     Postretirement benefits totaling $544,000, $305,000, and $203,000 were paid during 1998, 1997 and 1996, respectively.

     The accrued postretirement benefit cost as of December 31, 1998 and 1997 consists of the following (in thousands):

                                                               1998      1997
                                                              -------   -------
Change in benefit obligation:
  Projected benefit obligation at end of prior year.........  $ 4,063   $ 3,424
     Service cost...........................................       94       100
     Interest cost..........................................      291       287
     Actuarial (gain) loss..................................      (13)      246
     Acquisition............................................        7       311
     Benefits paid..........................................     (544)     (305)
                                                              -------   -------
Projected benefit obligation at end of year.................  $ 3,898   $ 4,063
                                                              -------   -------
Funded status...............................................  $(3,898)  $(4,063)
Unrecognized net loss.......................................      272       285
                                                              -------   -------
Net amount recognized.......................................  $(3,626)  $(3,778)
                                                              -------   -------

     The accumulated postretirement benefit obligations at December 31, 1998 and 1997 were determined using a weighted average discount rate of 7.5 percent. The rate of increase in the costs of covered health care benefits is assumed to be 7 percent in 1999, gradually decreasing to 5 percent by the year 2003. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $458,000 and would increase net periodic postretirement benefit cost by approximately $48,000 for the year ended December 31, 1998.

                           CARAUSTAR INDUSTRIES, INC.

10. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

     The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                                             1998      1997      1996
                                                            -------   -------   -------
Current:
  Federal.................................................  $19,444   $26,128   $29,989
  State...................................................    2,950     3,306     3,843
                                                            -------   -------   -------
                                                             22,394    29,434    33,832
Deferred..................................................    8,076     1,109     2,742
                                                            -------   -------   -------
                                                            $30,470   $30,543   $36,574
                                                            =======   =======   =======

     The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal statutory tax rate..................................  35.0%   35.0%   35.0%
State taxes, net of federal tax benefit.....................   2.7     3.2     3.5
Other.......................................................  (0.7)   (0.8)    0.2
                                                              ----    ----    ----
Effective tax rate..........................................  37.0%   37.4%   38.7%
                                                              ====    ====    ====

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                1998       1997
                                                              --------   --------
Deferred income tax assets:
  Deferred employee benefits................................  $  1,677   $  1,834
  Postemployment benefits...................................        61        431
  Postretirement benefits other than pensions...............     1,060        989
  Accounts receivable.......................................       351        439
  Other.....................................................       396        396
                                                              --------   --------
          Total deferred income tax assets..................     3,545      4,089
                                                              --------   --------
Deferred income tax liabilities:
  Depreciation and amortization.............................   (41,862)   (30,720)
  Asset revaluations........................................    (3,846)    (3,460)
  Other.....................................................    (1,274)      (640)
                                                              --------   --------
          Total deferred income tax liabilities.............   (46,982)   (34,820)
                                                              --------   --------
Valuation allowance.........................................        --         --
                                                              --------   --------
                                                              $(43,437)  $(30,731)
                                                              ========   ========

                           CARAUSTAR INDUSTRIES, INC.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
1998:
  Net sales...................................  $176,871   $189,658   $188,532   $181,797
  Gross profit................................    49,755     51,229     51,516     47,433
  Net income..................................    13,177     13,331     12,793     12,517
  Diluted income per common share.............  $   0.52   $   0.52   $   0.50   $   0.50
1997:
  Net sales...................................  $157,583   $160,834   $173,720   $176,001
  Gross profit................................    43,820     47,822     46,800     46,732
  Net income..................................    11,741     12,819     12,624     13,940
  Diluted income per common share.............  $   0.47   $   0.51   $   0.50   $   0.55

12. SEGMENT INFORMATION

     The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 7.8 percent, 7.4 percent and 5.7 percent of the Company's sales for 1998, 1997 and 1996, respectively.

     Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate general, administrative and unallocated information systems expenses.

     Identifiable assets are accumulated by facility within each business segment. Corporate assets consist primarily of cash and cash equivalents, refundable income taxes, property, plant, and equipment and investments in unconsolidated affiliates.

     The following table presents certain business segment information for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                           1998       1997       1996
                                                         --------   --------   --------
Net sales (aggregate):
  Paperboard...........................................  $419,421   $412,382   $358,220
  Tube, core and composite container...................   254,096    242,434    240,623
  Carton and custom packaging..........................   178,464    117,222     99,767
                                                         --------   --------   --------
          Total........................................  $851,981   $772,038   $698,610
                                                         ========   ========   ========

                           CARAUSTAR INDUSTRIES, INC.

                                                           1998       1997       1996
                                                         --------   --------   --------
Less net sales (intersegment):
  Paperboard...........................................  $112,581   $102,311   $ 94,619
  Tube, core and composite container...................     2,315      1,587      1,282
  Carton and custom packaging..........................       227          2         14
                                                         --------   --------   --------
          Total........................................  $115,123   $103,900   $ 95,915
                                                         ========   ========   ========
Net sales (external customers):
  Paperboard...........................................  $306,840   $310,071   $263,601
  Tube, core and composite container...................   251,781    240,847    239,341
  Carton and custom packaging..........................   178,237    117,220     99,753
                                                         --------   --------   --------
          Total........................................  $736,858   $668,138   $602,695
                                                         ========   ========   ========
Operating income:
  Paperboard...........................................  $ 79,281   $ 81,312   $ 80,571
  Tube, core and composite container...................    18,477     18,974     20,736
  Carton and custom packaging..........................     8,053      5,804      7,111
                                                         --------   --------   --------
                                                          105,811    106,090    108,418
Corporate expense......................................   (10,930)    (9,894)    (9,509)
                                                         --------   --------   --------
Operating income.......................................    94,881     96,196     98,909
Interest expense.......................................   (16,072)   (14,111)   (10,698)
Interest income........................................       334        312        591
Equity in income of unconsolidated affiliates..........     4,308      1,665      2,154
Other, net.............................................      (433)      (674)     4,274
                                                         --------   --------   --------
Income before income taxes and minority interest.......    83,018     83,388     95,230
Minority interest......................................      (730)    (1,721)      (754)
Provision for income taxes.............................    30,470     30,543     36,574
                                                         --------   --------   --------
Net income.............................................  $ 51,818   $ 51,124   $ 57,902
                                                         ========   ========   ========
Identifiable assets:
  Paperboard...........................................  $294,480   $263,596   $257,769
  Tube, core and composite container...................   127,852    127,591    109,892
  Carton and custom packaging..........................   171,244    139,395     79,147
  Corporate............................................    25,221     19,508     29,472
                                                         --------   --------   --------
          Total........................................  $618,797   $550,090   $476,280
                                                         ========   ========   ========
Depreciation and amortization:
  Paperboard...........................................  $ 21,185   $ 19,155   $ 13,836
  Tube, core and composite container...................     7,808      7,099      6,753
  Carton and custom packaging..........................     9,250      6,466      4,533
  Corporate............................................       462        941      1,192
                                                         --------   --------   --------
          Total........................................  $ 38,705   $ 33,661   $ 26,314
                                                         ========   ========   ========
Capital expenditures, excluding acquisitions of
  businesses:
  Paperboard...........................................  $ 26,382   $ 21,373   $ 22,401
  Tube, core and composite container...................     6,966      8,331      3,311
  Carton and custom packaging..........................     6,415      5,892      5,857
  Corporate............................................       953        679        490
                                                         --------   --------   --------
          Total........................................  $ 40,716   $ 36,275   $ 32,059
                                                         ========   ========   ========

                           CARAUSTAR INDUSTRIES, INC.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1998:

     - Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

     - Long-Term Debt. The fair values of the Company's senior notes and revolving credit facility are based on the current rates available to the Company for debt of the same remaining maturity and, as of December 31, 1998, approximate the carrying amounts. The carrying amounts of the other notes payable are assumed to approximate fair value due to the short maturity and variable rate structure of the instruments.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
Caraustar Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Atlanta, Georgia
January 28, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the caption "Executive Compensation" in the Proxy Statement, except the item captioned "Compensation Committee Report" is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the caption "Share Ownership" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Russell M. Robinson, II, Chairman of the Company's Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company's principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 114,637 of the Company's common shares as of March 1, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. Documents filed as part of the Report

          (1) The following financial statements of the Company and Report of Independent Public Accountants are included in Part II, Item 8 above.

           CONSOLIDATED FINANCIAL STATEMENTS:

                Consolidated Balance Sheets as of December 31, 1998 and 1997

                Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

                Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          (2) The Report of Independent Public Accountants as to Schedule and the following financial statement schedule are filed as part of the report:

           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

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

     b. Reports on Form 8-K.

          No current reports on Form 8-K were filed during the quarter ending December 31, 1998.

                                  SCHEDULE II
                           CARAUSTAR INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO
                                                      BEGINNING    COSTS AND                  BALANCE AT
                                                       OF YEAR      EXPENSES    DEDUCTIONS*   END OF YEAR
                                                      ----------   ----------   -----------   -----------
1996:  Allowances for doubtful accounts receivable,
       returns, and discounts.......................    $1,275       $3,254       $(3,215)      $1,314
1997:  Allowances for doubtful accounts receivable,
       returns, and discounts.......................    $1,314       $4,734       $(4,909)      $1,139
1998:  Allowances for doubtful accounts receivable,
       returns, and discounts.......................    $1,139       $6,301       $(6,371)      $1,069

---------------

* Principally charges for which reserves were provided, net of recoveries.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of
Caraustar Industries, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 included in this Form 10-K and have issued our report thereon dated January 28, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a.(2) is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
-------------------------------------
ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 28, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARAUSTAR INDUSTRIES, INC.

                                          By:     /s/ H. LEE THRASH, III
                                              ----------------------------------
                                              H. Lee Thrash, III Vice President
                                              and Chief Financial Officer

                                          Date:     March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 25, 1999.

                         SIGNATURE
                         ---------
                    /s/ THOMAS V. BROWN
------------------------------------------------------------
   Thomas V. Brown, President and Chief Executive Officer
          (Principal Executive Officer); Director

                   /s/ H. LEE THRASH, III
------------------------------------------------------------
   H. Lee Thrash, III, Vice President and Chief Financial
                          Officer
   (Principal Financial Officer and Principal Accounting
                     Officer); Director

                    /s/ JAMES E. ROGERS
------------------------------------------------------------
                 James E. Rogers, Director

                    /s/ BOB M. PRILLAMAN
------------------------------------------------------------
                 Bob M. Prillaman, Director

                /s/ RUSSELL M. ROBINSON, II
------------------------------------------------------------
       Russell M. Robinson, II, Chairman of the Board

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.01      --  Amended and Restated Articles of Incorporation of the
               Company (Incorporated by reference -- Exhibit 3.01 to Annual
               Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02      --  Second Amended and Restated Bylaws of the Company
               (Incorporated by reference -- Exhibit 3.02 to Registration
               Statement on Form S-4 [SEC File No. 333-29937])
 4.01      --  Specimen Common Stock Certificate (Incorporated by
               reference -- Exhibit 4.01 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
 4.02      --  Articles 3 and 4 of the Company's Amended and Restated
               Articles of Incorporation (included in Exhibit 3.01)
 4.03      --  Article II of the Company's Second Amended and Restated
               Bylaws (included in Exhibit 3.02)
 4.04      --  Rights Agreement, dated as of April 19, 1995, between
               Caraustar Industries, Inc. and The Bank of New York, as
               Successor Rights Agent (Incorporated by reference -- Exhibit
               1 to Current Report on Form 8-K dated April 19, 1995 [SEC
               File No. 0-20646])
10.01      --  Note Agreement, dated as of October 1, 1992, between the
               Company and the Prudential Insurance Company of America,
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
10.02      --  Amendment Agreement, dated as of June 2, 1995, between the
               Company and the Prudential Insurance Company of America
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.03 to Report on
               Form 10-Q for the quarter ended September 30, 1995 [SEC File
               No. 0-20646])
10.03      --  Amendment Agreement, dated as of July 23, 1997, between the
               Company and the Prudential Insurance Company of America
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.03 to report on
               Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
               0-20646])
10.04      --  Amendment Agreement, dated as of August 12, 1998, between the Company and the Prudential Insurance Company of America
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.04 to report on
               Form 10-Q for the quarter ended September 30, 1998 [SEC File No.
               0-20646])
10.05*     --  Employment Agreement, dated December 31, 1990, between the
               Company and Thomas V. Brown (Incorporated by
               reference -- Exhibit 10.06 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.06      --  Asset Purchase Agreement, dated August 7, 1992, between the
               Company and Domtar Gypsum Inc. (Incorporated by
               reference -- Exhibit 10.07 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.07*     --  Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.08*     --  1987 Executive Stock Option Plan (Incorporated by
               reference -- Exhibit 10.09 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.09*     --  1993 Key Employees' Share Ownership Plan (Incorporated by
               reference -- Exhibit 10.10 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.10      --  Energy Purchase Agreement, dated December 18, 1989, between
               Camden Paperboard Corporation and Camden Cogen, L.P.
               (Incorporated by reference -- Exhibit 10.11 to Registration
               Statement on Form S-1 [SEC File No. 33-50582])
10.11*     --  Incentive Bonus Plan of the Company (Incorporated by
               reference -- Exhibit 10.10 to Annual Report for 1993 on Form
               10-K [SEC File No. 0-20646])

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.12      --  1996 Director Equity Plan of the Company (Incorporated by
               reference -- Exhibit 10.12 to Report on Form 10-Q for the
               quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13      --  Credit Agreement, dated as of July 23, 1997, by and among the Company, as Borrower, the banks listed therein, Bankers
               Trust Company, as Administrative Agent, NationsBank, N.A.,
               as Syndication Agent, SunTrust Bank, Atlanta, as
               Documentation Agent, First Union National Bank, as Managing
               Agent and each of Credit Lyonnais, The Bank of New York, The
               Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
               and Wachovia Bank, as Co-Agents (Incorporated by
               Reference -- Exhibit 10.13 to Report on Form 10-Q for the
               Quarter Ended June 30, 1997 (SEC File No. 0-20646])
10.14*     --  1998 Key Employee Incentive Compensation Plan (Incorporated
               by reference -- Exhibit 10.14 to Annual Report for 1997 on
               Form 10-K [SEC File No. 0-20646])
10.15      --  Amendment No. 1 to Credit Agreement, dated as of October 8,
               1997, by and among the Company, as Borrower, the banks
               listed therein, Bankers Trust Company, as Administrative
               Agent, NationsBank, N.A., as Syndication Agent, SunTrust
               Bank, Atlanta, as Documentation Agent, First Union National
               Bank, as Managing Agent and each of Credit Lyannais, The
               Bank of New York, The Bank of Nova Scotia, The Bank of
               Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
               (Incorporated by reference -- Exhibit 10.15 to report on
               Form 10-Q for the quarter ended September 30, 1998 [SEC File No.
               0-20646])
10.16      --  Amendment No. 2 to Credit Agreement, dated as of October 30,
               1998, by and among the Company, as Borrower, the banks
               listed therein, Bankers Trust Company, as Administrative
               Agent, NationsBank, N.A., as Syndication Agent, SunTrust
               Bank, Atlanta, as Documentation Agent, First Union National
               Bank, as Managing Agent and each of Credit Lyannais, The
               Bank of New York, The Bank of Nova Scotia, The Bank of
               Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
               (Incorporated by reference -- Exhibit 10.16 to report on
               Form 10-Q for the quarter ended September 30, 1998 [SEC File No.
               0-20646])
21.01+     --  Subsidiaries of the Company
23.01+     --  Consent of Arthur Andersen LLP
27.01+     --  Financial Data Schedule for the year ended December 31, 1998
               (For SEC purposes only)

---------------

+ Filed herewith
* Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.