Form 10-Q
period 1999-03-31
CARAUSTAR INDUSTRIES INC
filed 1999-05-13
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, May 10, 1999.

        COMMON STOCK, $.10 PAR VALUE                                24,948,884
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998.....................................    3
            Condensed Consolidated Statements of Income for the
              three-month periods ended March 31, 1999 and March 31,
              1998......................................................    4
            Condensed Consolidated Statements of Cash Flows for the
              three-month periods ended March 31, 1999 and March 31,
              1998......................................................    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three-month periods
              ended March 31, 1999 and March 31, 1998...................    8
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   13
PART II --  OTHER INFORMATION
Item 4.     Submission of Matters to a vote of Security Holders.........   14
Item 6.     Exhibits and Reports on Form 8-K............................   14
Signatures..............................................................   15
Exhibit Index...........................................................   16

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999          1998*
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  12,311     $   2,610
  Receivables, net..........................................      87,419        76,394
  Inventories...............................................      65,039        67,544
  Refundable income taxes...................................           0         1,365
  Other current assets......................................       6,714         6,790
                                                               ---------     ---------
         Total current assets...............................     171,483       154,703
                                                               ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       6,530         6,530
  Buildings and improvements................................      98,487        97,942
  Machinery and equipment...................................     423,890       415,653
  Furniture and fixtures....................................       8,582         7,837
                                                               ---------     ---------
                                                                 537,489       527,962
  Less accumulated depreciation.............................    (212,457)     (203,492)
                                                               ---------     ---------
  Property, plant and equipment, net........................     325,032       324,470
                                                               ---------     ---------
GOODWILL, net...............................................     124,904       120,127
                                                               ---------     ---------
OTHER ASSETS................................................      19,533        19,497
                                                               ---------     ---------
                                                               $ 640,952     $ 618,797
                                                               =========     =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $  26,103     $  26,103
  Accounts payable..........................................      47,963        47,040
  Accrued liabilities.......................................      28,050        25,631
  Income taxes payable......................................       2,368             0
  Dividends payable.........................................       4,441         4,476
                                                               ---------     ---------
         Total current liabilities..........................     108,925       103,250
                                                               ---------     ---------
REVOLVING CREDIT LOANS......................................     149,000       147,000
                                                               ---------     ---------
LONG-TERM DEBT, less current maturities.....................      82,853        82,881
                                                               ---------     ---------
DEFERRED INCOME TAXES.......................................      44,746        43,437
                                                               ---------     ---------
DEFERRED COMPENSATION.......................................       3,760         3,889
                                                               ---------     ---------
OTHER LIABILITIES...........................................       4,282         4,375
                                                               ---------     ---------
MINORITY INTEREST...........................................         706           591
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................           0             0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 24,927,632 and 24,681,358 shares issued and
    outstanding at March 31, 1999 and December 31, 1998,
    respectively............................................       2,493         2,468
  Additional paid-in capital................................     136,648       130,240
  Retained earnings.........................................     110,965       103,991
  Accumulated other comprehensive income....................      (3,426)       (3,325)
                                                               ---------     ---------
                                                                 246,680       233,374
                                                               ---------     ---------
                                                               $ 640,952     $ 618,797
                                                               =========     =========

---------------

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
SALES.......................................................  $197,412   $185,588
FREIGHT.....................................................     9,847      8,717
                                                              --------   --------
          Net sales.........................................   187,565    176,871
COST OF SALES...............................................   138,789    127,116
                                                              --------   --------
          Gross profit......................................    48,776     49,755
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    28,470     24,826
                                                              --------   --------
          Operating income..................................    20,306     24,929
OTHER (EXPENSE) INCOME:
  Interest expense..........................................    (4,071)    (3,699)
  Interest income...........................................       119         73
  Equity in income of unconsolidated affiliates.............     1,830        578
  Other, net................................................      (132)      (118)
                                                              --------   --------
                                                                (2,254)    (3,166)
                                                              --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............    18,052     21,763
MINORITY INTEREST...........................................      (118)      (455)
PROVISION FOR INCOME TAXES..................................     6,519      8,131
                                                              --------   --------
NET INCOME..................................................  $ 11,415   $ 13,177
                                                              ========   ========
BASIC
NET INCOME PER COMMON SHARE.................................  $   0.46   $   0.52
                                                              ========   ========
Weighted average number of shares outstanding...............    24,759     25,280
                                                              ========   ========
DILUTED
NET INCOME PER COMMON SHARE.................................  $   0.46   $   0.52
                                                              ========   ========
Diluted weighted average number of shares outstanding.......    24,910     25,512
                                                              ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................  $ 11,415    $ 13,177
     Adjustments for noncash charges........................     9,590       9,066
     Changes in current assets and liabilities..............    (1,381)      2,244
                                                              --------    --------
          Net cash provided by operating activities.........    19,624      24,487
                                                              --------    --------
  Investing activities:
     Purchases of property, plant and equipment.............    (8,810)     (8,512)
     Acquisitions of businesses.............................         0     (13,358)
     Other..................................................     1,163        (117)
                                                              --------    --------
          Net cash used in investing activities.............    (7,647)    (21,987)
                                                              --------    --------
  Financing activities:
     Proceeds from revolving credit loans...................    14,000      31,000
     Repayments of revolving credit loans...................   (12,000)    (11,000)
     Repayments of long-term debt...........................       (28)     (8,189)
     Dividends paid.........................................    (4,476)     (4,052)
     Proceeds from issuances of stock.......................       443         487
     Purchases of stock.....................................         0      (2,192)
     Distributions to minority interest holder..............         0        (600)
     Other..................................................      (215)       (130)
                                                              --------    --------
          Net cash (used in) provided by financing
            activities......................................    (2,276)      5,324
                                                              --------    --------
Net increase in cash and cash equivalents...................     9,701       7,824
Cash and cash equivalents at beginning of period............     2,610       1,391
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 12,311    $  9,215
                                                              ========    ========
Supplemental Disclosures:
  Cash payments for interest................................  $  2,089    $  2,136
                                                              ========    ========
  Cash payments for income taxes............................  $  1,732    $    682
                                                              ========    ========
  Stock issued for acquisition..............................  $  5,991    $      0
                                                              ========    ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  ACQUISITIONS

         Each of the following acquisitions is being accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16. As a result, the Company records the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. These acquisitions are not expected to have a material impact on the operations of the Company.

         In March 1999, the Company acquired 67 percent of the outstanding stock of Carolina Component Concepts ("CCC") in exchange for 225,000 shares of the Company's common stock, valued at approximately $6.0 million. As a result of this transaction, the Company now owns 100 percent of CCC's common stock. CCC operates a specialty converting facility, located in Mooresville, North Carolina. Goodwill of approximately $5.1 million was recorded in connection with the acquisition and is being amortized over 40 years.

         In April 1999, subsequent to the first quarter ended March 31, 1999, the Company acquired all of the assets and business of International Paper Company's Sprague boxboard mill ("Sprague") for approximately $103.2 million in cash plus $4.7 million of assumed debt. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons.

NOTE 3.  COMPREHENSIVE INCOME

         Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the quarters ended March 31, 1999 and 1998 was $11,314,000 and $13,227,000, respectively.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENT

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 1.

NOTE 5.  SEGMENT INFORMATION

         The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate general, administrative and unallocated information systems expenses.

         The following table presents certain business segment information for the periods indicated (in thousands):

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Net sales (external customers):
  Paperboard...........................................  $ 75,102    $ 74,303
  Tube, core and composite container...................    63,894      62,929
  Carton and custom packaging..........................    48,569      39,639
                                                         --------    --------
          Total........................................  $187,565    $176,871
                                                         ========    ========
Net sales (intersegment):
  Paperboard...........................................  $ 27,683    $ 28,005
  Tube, core and composite container...................       664         443
  Carton and custom packaging..........................        70           3
                                                         --------    --------
          Total........................................  $ 28,417    $ 28,451
                                                         ========    ========
Operating income:
  Paperboard...........................................  $ 15,015    $ 20,731
  Tube, core and composite container...................     5,275       4,669
  Carton and custom packaging..........................     2,907       2,448
                                                         --------    --------
          Total........................................    23,197      27,848
Corporate expense......................................    (2,891)     (2,919)
                                                         --------    --------
Operating income.......................................    20,306      24,929
  Interest expense.....................................    (4,071)     (3,699)
  Interest income......................................       119          73
  Equity in income of unconsolidated affiliates........     1,830         578
  Other (net)..........................................      (132)       (118)
                                                         --------    --------
          Income before income taxes and minority
            interest...................................  $ 18,052    $ 21,763
                                                         ========    ========

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 2.

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

GENERAL

The Company is a major manufacturer of recycled paperboard and converted paperboard products, operating principally in three business segments. The paperboard segment consists of facilities that manufacture recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services.

The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 37 percent in the first quarter of 1999). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $71 during 1998 and $61 during the first quarter of 1999. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 2.

QUARTERS ENDED MARCH 31, 1999 AND 1998

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines. Net sales and operating income are reported by segment in Note 5 to the consolidated financial statements as part of Part 1, Item 1 of this report.

                                                            QUARTERS ENDED
                                                              MARCH 31,
                                                            --------------                %
                                                            1999     1998     CHANGE    CHANGE
                                                            -----    -----    ------    ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production.........................  227.8    226.2      1.6       0.7%
  Outside purchases.......................................   16.8     23.6     (6.8)    -28.8%
                                                            -----    -----     ----
          Total paperboard tonnage........................  244.6    249.8     (5.2)     -2.1%
                                                            =====    =====     ====
Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal)................................   50.6     48.7      1.9       3.9%
     Outside purchases....................................    4.4      6.9     (2.5)    -36.2%
                                                            -----    -----     ----
  Tube, core and can converted products...................   55.0     55.6     (0.6)     -1.1%
  Unconverted paperboard..................................   11.6     11.1      0.5       4.5%
                                                            -----    -----     ----
          Tube, core and can volume.......................   66.6     66.7     (0.1)     -0.1%
  Folding carton volume
     Paperboard (internal)................................   13.8     12.6      1.2       9.5%
     Outside purchases....................................   10.2      8.9      1.3      14.6%
                                                            -----    -----     ----
  Folding cartons.........................................   24.0     21.5      2.5      11.6%
  Unconverted paperboard..................................   48.9     52.3     (3.4)     -6.5%
                                                            -----    -----     ----
          Folding carton volume...........................   72.9     73.8     (0.9)     -1.2%
  Gypsum facing paper volume
     Unconverted paperboard...............................   59.0     56.9      2.1       3.7%
     Outside purchase (for resale)........................    0.5      6.2     (5.7)    -91.9%
                                                            -----    -----     ----
          Gypsum facing volume............................   59.5     63.1     (3.6)     -5.7%
  Other specialty volume
     Paperboard (internal)................................   19.8     18.6      1.2       6.5%
     Outside purchases....................................    1.7      1.6      0.1       6.3%
                                                            -----    -----     ----
  Other specialty converted products......................   21.5     20.2      1.3       6.4%
  Unconverted paperboard..................................   24.1     26.0     (1.9)     -7.3%
                                                            -----    -----     ----
          Other specialty volume..........................   45.6     46.2     (0.6)     -1.3%
                                                            -----    -----     ----
          Total paperboard tonnage........................  244.6    249.8     (5.2)     -2.1%
                                                            =====    =====     ====

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 2.

                                                              QUARTERS ENDED
                                                                MARCH 31,
                                                              --------------              %
                                                              1999     1998    CHANGE   CHANGE
                                                              -----    -----   ------   ------
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $403     $417     $(14)    -3.4%
     Average same-mill recovered fiber cost.................    61       85      (24)   -28.2%
                                                              ----     ----     ----
       Paperboard mill gross paper margin...................  $342     $332     $ 10      3.0%
                                                              ====     ====     ====
  Tube and core:
     Average net selling price..............................  $711     $748     $(37)    -4.9%
     Average paperboard cost................................   382      415      (33)    -8.0%
                                                              ----     ----     ----
       Tube and core gross paper margin.....................  $329     $333     $ (4)    -1.2%
                                                              ====     ====     ====

Consolidated net sales for the quarter ended March 31, 1999 increased 6.0 percent to $187.6 million from $176.9 million in 1998. Acquisitions accounted for $14.6 million of sales during the first quarter of 1999. Excluding acquisitions, net sales declined 2.2 percent. This decline was due primarily to lower volume and selling prices in the paperboard segment, partially offset by higher sales from the tube, core and composite containers and carton and custom packaging segments.

Total paperboard tonnage for the quarter decreased 2.1 percent to 244.6 thousand tons from 249.8 thousand tons. Excluding acquisitions, total paperboard tonnage declined 5.6 percent to 235.8 thousand tons. This decline was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the folding carton and other specialty end-use markets, combined with lower outside purchases for resale to gypsum facing paper customers. Excluding acquisitions, outside purchases decreased 43.0 percent to 13.5 thousand tons. Tons sold from paperboard mill production increased 0.7 percent for the quarter to 227.8 thousand tons compared with 226.2 thousand tons in the first quarter last year, but declined 1.8 percent excluding the Chesapeake Paperboard acquisition. Total tonnage converted increased 3.3 percent in the first quarter of 1999 to 100.5 thousand tons versus 97.3 thousand tons in 1998, but decreased 0.9 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 8.6 percent and 8.7 percent, respectively.

Gross margin for the first quarter of 1999 decreased to 26.0 percent of net sales from 28.1 percent in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations.

Operating income for the first quarter of 1999 was $20.3 million, a decrease of $4.6 million, or 18.5 percent from the year-earlier period. Operating income at comparable facilities declined $3.7 million, or 15.0 percent. This decline was due primarily to weaker volume and lower operating rates in the paperboard segment, partially offset by improved results in the tube, core and composite containers and carton and custom packaging segments. Selling, general and administrative expenses increased $3.6 million in the first quarter of 1999 versus 1998 due primarily to acquisitions and increased information systems costs.

Interest expense increased 10.1 percent to $4.1 million for first quarter of 1999 from $3.7 million in 1998 due to higher average borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates for the first quarter was $1.8 million, up 216.6 percent from 1998 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income decreased 13.4 percent from $13.2 million in 1998 to $11.4 million. Diluted net income per common share decreased 11.5 percent to $0.46 for the first quarter of 1999 from $0.52 in the same period of 1998.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 2.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1999, the Company had loans of $149.0 million outstanding under its revolving credit facility versus $149.0 million on March 31, 1998 and $147.0 million on December 31, 1998. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the three months ended March 31, 1999 and 1998 and for the year ended December 31, 1998, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.37 percent,
5.93 percent and 5.80 percent, respectively. Other long-term debt, less current maturities, primarily the Company's 7.74 percent senior notes, was $82.9 million at March 31, 1999 versus $83.2 million and $82.9 million at March 31, 1998 and December 31, 1998, respectively.

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

In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. The debt securities will be unsecured obligations of the Company. It is currently anticipated that the proceeds from any sale of these debt securities will be used for general corporate purposes, including, but not limited to, repayment of debt, working capital, capital expenditures and acquisitions.

Cash generated from operations was $19.6 million for the three months ended March 31, 1999 compared with $24.5 million for the same period last year. The decrease in 1999 compared to the same period last year was due primarily to unfavorable changes in working capital and lower net income.

Capital expenditures, excluding acquisitions, were $8.8 million in the first quarter of 1999 versus $8.5 million for the same period last year. Aggregate capital expenditures of approximately $38.0 million are anticipated for 1999.

In March 1999, the Company acquired 67 percent of the outstanding stock of Carolina Component Concepts Inc. in exchange 225,000 shares of the Company's common stock, valued at approximately $6.0 million. As a result of this transaction, the Company now owns 100 percent of CCC's common stock. CCC operates a specialty converting facility, located in Mooresville, North Carolina.

In April 1999, subsequent to the first quarter ended March 31, 1999, the Company acquired all of the assets and business of International Paper Company's Sprague boxboard mill for approximately $103.2 million in cash plus $4.7 million of assumed debt. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons.

Cash dividends of $4.5 million were paid in the first quarter of 1999 versus $4.1 million in the same period last year. The Company's Senior Notes agreement and its revolving credit agreement contain no specific limitations on the payment of dividends.

The Company did not purchase any shares of its common stock during the first quarter of 1999 pursuant to its common stock purchase program. The Company has cumulatively purchased 3,235,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 765,000 additional shares, and the

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 2.

Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

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

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $4.2 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through the first quarter of 1999 was approximately $2.7 million. The future cost related to the year 2000 is estimated to be approximately $1.5 million. The Company's year 2000 efforts are funded primarily from the existing IT budget and have been ongoing since 1997. The total cost of these efforts represents approximately 20 percent of the total IT budget for the three-year period 1997-1999.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART I, ITEM 2.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There have been no significant developments with respect to the Company's exposure to interest rate market risk.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
PART II, ITEM 4.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual shareholders' meeting was held on April 21, 1999. The matters voted upon at the meeting were (1) a proposal to elect three Class I directors (Thomas V. Brown, Ralph M. Holt, Jr. and Dennis M. Love) and (2) a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1999. Proposals (1) and (2) were approved by the following margins:

                                                                VOTES AGAINST OR                  BROKER
PROPOSAL                                           VOTES FOR        WITHHELD       ABSTENTIONS   NONVOTES
--------                                           ----------   ----------------   -----------   --------
Election of Directors
  Thomas V. Brown................................  20,631,765        35,495              --        --
  Ralph M. Holt, Jr..............................  20,633,636        33,624              --        --
  Dennis M. Love.................................  20,633,365        33,895              --        --
Ratification of Selection
  of Independent Public Accountants..............  20,603,905        30,145          33,210        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The Exhibits to this Report on Form 10-Q are listed in the accompanying
Exhibit Index.

     (b) Reports on Form 8-K

     The Company filed one current report on Form 8-K during the quarter ending March 31, 1999. The report, filed on March 5, 1999, incorporated the contents of a press release in which the Company announced a definitive agreement with International Paper Company to acquire its Sprague recycled boxboard mill located in Versailles, Connecticut.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

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

Dated: May 13, 1999

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.    DESCRIPTION                                                   FILED HEREWITH (*)
-------  -----------                                                   ------------------
3.01     Amended and Restated Articles of Incorporation of the
         Company (Incorporated by reference -- Exhibit 3.01 to Annual
         Report for 1992 on Form 10-K [SEC File No. 0-20646])........
3.02     Second Amended and Restated Bylaws of the Company
         (Incorporated by reference -- Exhibit 3.02 to Registration
         Statement on Form S-4 [SEC File No. 333-29937]).............
4.01     Specimen Common Stock Certificate (Incorporated by
         reference -- Exhibit 4.01 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
4.02     Articles 3 and 4 of the Company's Amended and Restated
         Articles of Incorporation (included in Exhibit 3.01)........
4.03     Article II of the Company's Second Amended and Restated
         Bylaws (included in Exhibit 3.02)
4.04     Rights Agreement, dated as of April 19, 1995, between
         Caraustar Industries, Inc. and The Bank of New York, as
         Successor Rights Agent (Incorporated by reference -- Exhibit
         1 to Current Report on Form 8-K dated April 19, 1995 [SEC
         File No. 0-20646])..........................................
10.01    Note Agreement, dated as of October 1, 1992, between the
         Company and the Prudential Insurance Company of America,
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])...............
10.02    Amendment Agreement, dated as of June 2, 1995, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to Report on
         Form 10-Q for the quarter ended September 30, 1995 [SEC File
         No. 0-20646])...............................................
10.03    Amendment Agreement, dated as of July 23, 1997, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to report on
         Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
         0-20646])...................................................
10.04    Amendment Agreement, dated as of August 12, 1998, between
         the Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.04 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])...............................................
10.05    Employment Agreement, dated December 31, 1990, between the
         Company and Thomas V. Brown (Incorporated by
         reference -- Exhibit 10.06 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.06    Asset Purchase Agreement, dated August 7, 1992, between the
         Company and Domtar Gypsum Inc. (Incorporated by
         reference -- Exhibit 10.07 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBIT
  NO.    DESCRIPTION                                                   FILED HEREWITH (*)
-------  -----------                                                   ------------------
10.07    Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.08    1987 Executive Stock Option Plan (Incorporated by
         reference -- Exhibit 10.09 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.09    1993 Key Employees' Share Ownership Plan (Incorporated by
         reference -- Exhibit 10.10 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])................................
10.10    Energy Purchase Agreement, dated December 18, 1989, between
         Camden Paperboard Corporation and Camden Cogen, L.P.
         (Incorporated by reference -- Exhibit 10.11 to Registration
         Statement on Form S-1 [SEC File No. 33-50582])..............
10.11    Incentive Bonus Plan of the Company (Incorporated by
         reference -- Exhibit 10.10 to Annual Report for 1993 on Form
         10-K [SEC File No. 0-20646])................................
10.12    1996 Director Equity Plan of the Company (Incorporated by
         reference -- Exhibit 10.12 to Report on Form 10-Q for the
         quarter ended March 31, 1996 [SEC File No. 0-20646])........
10.13    Credit Agreement, dated as of July 23, 1997, by and among
         the Company, as Borrower, the banks listed therein, Bankers
         Trust Company, as Administrative Agent, NationsBank, N.A.,
         as Syndication Agent, SunTrust Bank, Atlanta, as
         Documentation Agent, First Union National Bank, as Managing
         Agent and each of Credit Lyonnais, The Bank of New York, The
         Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
         and Wachovia Bank, as Co-Agents (Incorporated by
         Reference -- Exhibit 10.13 to Report on Form 10-Q for the
         Quarter Ended June 30, 1997 [SEC File No 0-20646])..........
10.14    1998 Key Employee Incentive Compensation Plan (Incorporated
         by reference -- Exhibit 10.14 to Annual Report for 1997 on
         Form 10-K [SEC File No. 0-20646])...........................
10.15    Amendment No. 1 to Credit Agreement, dated as of October 8,
         1997, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.15 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])...............................................
10.16    Amendment No. 2 to Credit Agreement, dated as of October 30,
         1998, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.16 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])...............................................

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBIT
  NO.    DESCRIPTION                                                   FILED HEREWITH (*)
-------  -----------                                                   ------------------
10.17    Asset Purchase Agreement Between Caraustar Industries, Inc.,
         Sprague Paperboard, Inc., and International Paper Company,
         dated as of March 4, 1999...................................          *
11.01    Computation of Earnings Per Share...........................          *
27.01    Financial Data Schedule (For SEC purposes only).............          *