Form 10-Q
period 1999-06-30
CARAUSTAR INDUSTRIES INC
filed 1999-08-11
CIK 825692

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 9, 1999.

        COMMON STOCK, $.10 PAR VALUE                                24,997,954
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998.....................................    3
            Condensed Consolidated Statements of Income for the
              three-month and six-month periods ended June 30, 1999 and
              June 30, 1998.............................................    4
            Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended June 30, 1999 and June 30, 1998...    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three-month and
              six-month periods ended June 30, 1999 and June 30, 1998...    9
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   17
PART II--   OTHER INFORMATION
Item 2.     Changes in Securities.......................................   18
Item 6.     Exhibits and Reports on Form 8-K............................   18
Signatures..............................................................   19
Exhibit Index...........................................................   20

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1999           1998*
                                                                -----------    ------------
                                                                (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   8,025      $   2,610
  Receivables, net..........................................       106,011         76,394
  Inventories...............................................        88,400         67,544
  Refundable income taxes...................................         4,040          1,365
  Other current assets......................................         6,998          6,790
                                                                 ---------      ---------
         Total current assets...............................       213,474        154,703
                                                                 ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................         9,138          6,530
  Buildings and improvements................................       132,418         97,942
  Machinery and equipment...................................       553,570        415,653
  Furniture and fixtures....................................         9,189          7,837
                                                                 ---------      ---------
                                                                   704,315        527,962
  Less accumulated depreciation.............................      (223,741)      (203,492)
                                                                 ---------      ---------
  Property, plant and equipment, net........................       480,574        324,470
                                                                 ---------      ---------
GOODWILL, net...............................................       131,569        120,127
                                                                 ---------      ---------
OTHER ASSETS................................................        24,910         19,497
                                                                 ---------      ---------
                                                                 $ 850,527      $ 618,797
                                                                 =========      =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................     $      98      $  26,103
  Accounts payable..........................................        58,167         47,040
  Accrued liabilities.......................................        43,227         25,631
  Dividends payable.........................................         4,480          4,476
                                                                 ---------      ---------
         Total current liabilities..........................       105,972        103,250
                                                                 ---------      ---------
REVOLVING CREDIT LOANS......................................       150,000        147,000
                                                                 ---------      ---------
LONG-TERM DEBT, less current maturities.....................       286,156         82,881
                                                                 ---------      ---------
DEFERRED INCOME TAXES.......................................        45,677         43,437
                                                                 ---------      ---------
DEFERRED COMPENSATION.......................................         3,630          3,889
                                                                 ---------      ---------
OTHER LIABILITIES...........................................         4,815          4,375
                                                                 ---------      ---------
MINORITY INTEREST...........................................           787            591
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................             0              0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 24,985,745 and 24,681,358 shares issued and
    outstanding at June 30, 1999 and December 31, 1998,
    respectively............................................         2,498          2,468
  Additional paid-in capital................................       137,667        130,240
  Retained earnings.........................................       116,800        103,991
  Accumulated other comprehensive income....................        (3,475)        (3,325)
                                                                 ---------      ---------
                                                                   253,490        233,374
                                                                 ---------      ---------
                                                                 $ 850,527      $ 618,797
                                                                 =========      =========

---------------
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
SALES.................................................  $224,198   $199,026   $421,610   $384,614
FREIGHT...............................................    11,742      9,368     21,589     18,085
                                                        --------   --------   --------   --------
          Net sales...................................   212,456    189,658    400,021    366,529
COST OF SALES.........................................   161,151    138,429    299,940    265,545
                                                        --------   --------   --------   --------
          Gross profit................................    51,305     51,229    100,081    100,984
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........    32,172     26,501     60,642     51,327
                                                        --------   --------   --------   --------
          Operating income............................    19,133     24,728     39,439     49,657
OTHER (EXPENSE) INCOME:
  Interest expense....................................    (6,179)    (3,990)   (10,250)    (7,689)
  Interest income.....................................       246        103        365        176
  Equity in income of unconsolidated affiliates.......     2,613      1,323      4,443      1,901
  Other, net..........................................        44       (205)       (88)      (323)
                                                        --------   --------   --------   --------
                                                          (3,276)    (2,769)    (5,530)    (5,935)
                                                        --------   --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......    15,857     21,959     33,909     43,722
MINORITY INTEREST.....................................       (78)      (103)      (196)      (558)
PROVISION FOR INCOME TAXES............................     5,463      8,525     11,982     16,656
                                                        --------   --------   --------   --------
NET INCOME............................................  $ 10,316   $ 13,331   $ 21,731   $ 26,508
                                                        ========   ========   ========   ========
BASIC
NET INCOME PER COMMON SHARE...........................  $   0.41   $   0.53   $   0.87   $   1.05
                                                        ========   ========   ========   ========
Weighted average number of shares outstanding.........    24,969     25,376     24,864     25,328
                                                        ========   ========   ========   ========
DILUTED
NET INCOME PER COMMON SHARE...........................  $   0.41   $   0.52   $   0.87   $   1.04
                                                        ========   ========   ========   ========
Diluted weighted average number of shares
  outstanding.........................................    25,086     25,585     24,998     25,548
                                                        ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
                                                                     (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................   $  21,731      $ 26,508
     Depreciation and amortization..........................      23,108        18,972
     Other noncash adjustments..............................      (2,128)       (1,317)
     Changes in current assets and liabilities..............      (4,237)       (2,366)
                                                               ---------      --------
          Net cash provided by operating activities.........      38,474        41,797
                                                               ---------      --------
  Investing activities:
     Purchases of property, plant and equipment.............     (16,802)      (19,055)
     Acquisitions of businesses.............................    (177,568)      (14,433)
     Other..................................................       1,863           760
                                                               ---------      --------
          Net cash used in investing activities.............    (192,507)      (32,728)
                                                               ---------      --------
  Financing activities:
     Proceeds from revolving credit loans...................     152,000        43,000
     Repayments of revolving credit loans...................    (149,000)      (23,000)
     Net proceeds from public offering of 10 year notes.....     196,733             0
     Repayments of long and short-term debt.................     (31,618)      (10,304)
     Dividends paid.........................................      (8,917)       (8,097)
     Proceeds from issuances of stock.......................         664           433
     Purchases of stock.....................................           0        (2,192)
     Distributions to CPI partner...........................           0        (3,100)
     Other..................................................        (414)         (390)
                                                               ---------      --------
          Net cash provided by (used in) financing
            activities......................................     159,448        (3,650)
                                                               ---------      --------
  Net increase in cash and cash equivalents.................       5,415         5,419
  Cash and cash equivalents at beginning of period..........       2,610         1,391
                                                               ---------      --------
  Cash and cash equivalents at end of period................   $   8,025      $  6,810
                                                               =========      ========
  Supplemental Disclosures:
     Cash payments for interest.............................   $  10,377      $  7,586
                                                               =========      ========
     Cash payments for income taxes.........................   $  13,103      $ 16,322
                                                               =========      ========
     Stock issued for acquisitions..........................   $   6,793      $  4,660
                                                               =========      ========
     Note payable issued for acquisition....................   $       0      $ 26,000
                                                               =========      ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

        In April 1999, the Company acquired the assets and assumed certain liabilities of International Paper Company's Sprague boxboard mill for approximately $103.2 million in cash plus $4.7 million of assumed debt. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons. Goodwill of approximately $7.3 million was recorded in connection with the acquisition and is being amortized over 40 years.

        Also in April 1999, the Company acquired the assets and assumed certain liabilities of Halifax Paper Board Company, Inc. in exchange for 34,256 shares of the Company's common stock valued at $802 thousand and repayment of $5.6 million of Halifax's debt. Halifax operates a paperboard mill in Roanoke Rapids, North Carolina that produces specialty paperboard and a specialty paperboard converting plant in Richmond, Virginia. No goodwill was recorded in connection with the Halifax acquisition.

        In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging Inc.'s folding carton division for approximately $72.5 million in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; Salt Lake City, Utah and five sales and technical support centers. No goodwill was recorded in connection with this acquisition.

NOTE 3. LONG-TERM DEBT

        In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms to be determined from time to time. On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7.375 percent notes due June 1, 2009. The effective interest rate on these

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 1.

        notes, giving effect to the issuance discount, is 7.473 percent. Interest is payable semiannually beginning December 1, 1999. As of June 30, 1999, the carrying amount of the notes, net of the $1.4 million unamortized discount, was $198.6 million. Underwriting and other costs of approximately $1.9 million are being amortized over the term of the notes. The notes are unsecured obligations and are redeemable, in whole or in part, prior to maturity at the option of the Company. The price of any notes redeemed is the greater of the principal amount and a make-whole price as described in the prospectus supplement. The notes indenture contains certain restrictive covenants regarding, among other matters, limitations of the incurrence of certain liens and entering certain sale and leaseback transactions, as defined in the indenture.

NOTE 4. COMPREHENSIVE INCOME

        Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the three months ended June 30, 1999 and 1998 was $10,267,000 and $13,307,000, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive income was $21,581,000 and $26,534,000, respectively.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENT

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 for the Company until its fiscal year ending December 31, 2001. Management does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 1.

       related to the segment involved. Corporate expenses include corporate general, administrative and unallocated information systems expenses.

       The following table presents certain business segment information for the periods indicated (in thousands):

                                                             THREE MONTHS           SIX MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
           Net sales (external customers):
             Paperboard.................................  $ 92,625   $ 79,033   $167,727   $153,336
             Tube, core and composite container.........    62,881     64,535    126,775    127,464
             Carton and custom packaging................    56,950     46,090    105,519     85,729
                                                          --------   --------   --------   --------
                     Total..............................  $212,456   $189,658   $400,021   $366,529
                                                          ========   ========   ========   ========
           Net sales (intersegment):
             Paperboard.................................  $ 28,559   $ 28,838   $ 56,242   $ 56,843
             Tube, core and composite container.........       628        516      1,292        959
             Carton and custom packaging................        87         16        157         19
                                                          --------   --------   --------   --------
                     Total..............................  $ 29,274   $ 29,370   $ 57,691   $ 57,821
                                                          ========   ========   ========   ========
           Operating income:
             Paperboard.................................  $ 14,487   $ 20,307   $ 29,502   $ 41,038
             Tube, core and composite container.........     4,944      4,922     10,219      9,591
             Carton and custom packaging................     2,318      1,802      5,225      4,250
                                                          --------   --------   --------   --------
                     Total..............................    21,749     27,031     44,946     54,879
           Corporate expense............................    (2,616)    (2,303)    (5,507)    (5,222)
                                                          --------   --------   --------   --------
           Operating income:............................    19,133     24,728     39,439     49,657
             Interest expense...........................    (6,179)    (3,990)   (10,250)    (7,689)
             Interest income............................       246        103        365        176
             Equity in income of unconsolidated
                affiliates..............................     2,613      1,323      4,443      1,901
             Other (net)................................        44       (205)       (88)      (323)
                                                          --------   --------   --------   --------
           Income before income taxes and minority
             interest...................................  $ 15,857   $ 21,959   $ 33,909   $ 43,722
                                                          ========   ========   ========   ========

NOTE 7. COMMITMENTS AND CONTINGENCIES

        The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

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

The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 35 percent in the first half of 1999). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $71 during 1998 and $64 during the first half of 1999. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines. Net sales and operating income are reported by segment in Note 6 to the consolidated financial statements as part of Part 1, Item 1 of this report.

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------              %
                                                               1999     1998    CHANGE   CHANGE
                                                              ------   ------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   270.8    236.1     34.7     14.7%
  Outside purchases.........................................    21.1     22.8     (1.7)    -7.5%
                                                              ------   ------   ------
          Total paperboard tonnage..........................   291.9    258.9     33.0     12.7%
                                                              ======   ======   ======
Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal)..................................    51.2     50.5      0.7      1.4%
     Outside purchases......................................     4.6      6.3     (1.7)   -27.0%
                                                              ------   ------   ------
  Tube, core and can converted products.....................    55.8     56.8     (1.0)    -1.8%
  Unconverted paperboard....................................    10.8     10.3      0.5      4.9%
                                                              ------   ------   ------
          Tube, core and can volume.........................    66.6     67.1     (0.5)    -0.7%
  Folding carton volume
     Paperboard (internal)..................................    15.5     13.0      2.5     19.2%
     Outside purchases......................................    12.4     10.5      1.9     18.1%
                                                              ------   ------   ------
  Folding cartons...........................................    27.9     23.5      4.4     18.7%
  Unconverted paperboard....................................    80.1     51.8     28.3     54.6%
                                                              ------   ------   ------
          Folding carton volume.............................   108.0     75.3     32.7     43.4%
  Gypsum facing paper volume
     Unconverted paperboard.................................    62.8     61.2      1.6      2.6%
     Outside purchases (for resale).........................     2.4      4.2     (1.8)   -42.9%
                                                              ------   ------   ------
          Gypsum facing volume..............................    65.2     65.4     (0.2)    -0.3%
  Other specialty volume
     Paperboard (internal)..................................    23.0     18.8      4.2     22.3%
     Outside purchases......................................     1.7      1.8     (0.1)    -5.6%
                                                              ------   ------   ------
  Other specialty converted products........................    24.7     20.6      4.1     19.9%
  Unconverted paperboard....................................    27.4     30.5     (3.1)   -10.2%
                                                              ------   ------   ------
          Other specialty volume............................    52.1     51.1      1.0      2.0%
                                                              ------   ------   ------
          Total paperboard tonnage..........................   291.9    258.9     33.0     12.7%
                                                              ======   ======   ======
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $  399   $  413   $  (14)    -3.4%
     Average same-mill recovered fiber cost.................      67       74       (7)    -9.5%
                                                              ------   ------   ------
          Paperboard mill gross paper margin................  $  332   $  339   $   (7)    -2.1%
                                                              ======   ======   ======
  Tube and core:
     Average net selling price..............................  $  722   $  736   $  (14)    -1.9%
     Average paperboard cost................................     377      410      (33)    -8.0%
                                                              ------   ------   ------
          Tube and core gross paper margin..................  $  345   $  326   $   19      5.8%
                                                              ======   ======   ======

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

Consolidated net sales for the three months ended June 30, 1999 increased 12.0 percent to $212.5 million from $189.7 million in 1998. Acquisitions accounted for $27.8 million of sales during the second quarter of 1999. Excluding acquisitions, net sales declined 2.6 percent. This decline was due primarily to lower volume and selling prices in the paperboard segment and lower sales from the tube, core and composite container segment, partially offset by higher sales from the carton and custom packaging segment.

Total paperboard tonnage for the quarter increased 12.7 percent to 291.9 thousand tons from 258.9 thousand tons. Excluding acquisitions, total paperboard tonnage declined 4.3 percent to 247.7 thousand tons. This decline was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the folding carton and other specialty end-use markets, combined with lower outside purchases for resale to gypsum facing paper customers. Excluding acquisitions, outside purchases decreased 26.5 percent to 16.7 thousand tons. Tons sold from paperboard mill production increased 14.7 percent for the quarter to 270.8 thousand tons compared with 236.1 thousand tons in the second quarter last year, but declined 2.2 percent excluding acquisitions. Total tonnage converted increased 7.5 percent in the second quarter of 1999 to 108.5 thousand tons versus 100.9 thousand tons in 1998, but decreased 3.0 percent excluding acquisitions. Excluding acquisitions, volumes to the folding carton and other specialty end-use markets decreased 8.0 percent and 8.2 percent, respectively.

Gross margin for the second quarter of 1999 decreased to 24.1 percent of net sales from 27.0 percent in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins in the paperboard segment. These lower margins were partially offset by higher margins in the tube, core, and composite container segment.

Operating income for the second quarter of 1999 was $19.1 million, a decrease of $5.6 million, or 22.6 percent from the year-earlier period. Operating income at comparable facilities declined $4.1 million, or 16.4 percent. This decline was due primarily to weaker volume and lower margins in the paperboard segment, partially offset by improved results in the carton and custom packaging segment. Selling, general and administrative expenses increased $5.7 million in the second quarter of 1999 versus 1998 due primarily to acquisitions and increased information systems costs.

Interest expense increased 54.9 percent to $6.2 million for the second quarter of 1999 from $4.0 million in 1998 due to higher average borrowings under the revolving credit facility and the June 1, 1999 public debt securities offering.

Equity income from unconsolidated affiliates for the second quarter was $2.6 million, up 97.5 percent from 1998 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income decreased 22.6 percent from $13.3 million in 1998 to $10.3 million. Diluted net income per common share decreased 21.2 percent to $0.41 for the second quarter of 1999 from $0.52 in the same period of 1998.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines.

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                              --------------              %
                                                              1999     1998    CHANGE   CHANGE
                                                              -----   ------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................  498.6    462.2    36.4      7.9%
  Outside purchases.........................................   37.9     46.4    (8.5)   -18.3%
                                                              -----   ------   ------
         Total paperboard tonnage...........................  536.5    508.6    27.9      5.5%
                                                              =====   ======   ======
Tons sold by market (in thousands):
  Tube, core and can volume
    Paperboard (internal)...................................  101.8     99.2     2.6      2.6%
    Outside purchases.......................................    9.0     13.2    (4.2)   -31.8%
                                                              -----   ------   ------
  Tube, core and can converted products.....................  110.8    112.4    (1.6)    -1.4%
  Unconverted paperboard....................................   22.4     21.4     1.0      4.7%
                                                              -----   ------   ------
         Tube, core and can volume..........................  133.2    133.8    (0.6)    -0.4%
  Folding carton volume
    Paperboard (internal)...................................   29.3     25.5     3.8     14.9%
    Outside purchases.......................................   22.6     19.4     3.2     16.5%
                                                              -----   ------   ------
  Folding cartons...........................................   51.9     44.9     7.0     15.6%
  Unconverted paperboard....................................  129.0    104.1    24.9     23.9%
                                                              -----   ------   ------
         Folding carton volume..............................  180.9    149.0    31.9     21.4%
  Gypsum facing paper volume
    Unconverted paperboard..................................  121.8    118.1     3.7      3.1%
    Outside purchases (for resale)..........................    2.9     10.3    (7.4)   -71.8%
                                                              -----   ------   ------
         Gypsum facing volume...............................  124.7    128.4    (3.7)    -2.9%
  Other specialty volume
    Paperboard (internal)...................................   42.8     37.4     5.4     14.4%
    Outside purchases.......................................    3.4      3.5    (0.1)    -2.9%
                                                              -----   ------   ------
  Other specialty converted products........................   46.2     40.9     5.3     13.0%
  Unconverted paperboard....................................   51.5     56.5    (5.0)    -8.8%
                                                              -----   ------   ------
         Other specialty volume.............................   97.7     97.4     0.3      0.3%
                                                              -----   ------   ------
         Total paperboard tonnage...........................  536.5    508.6    27.9      5.5%
                                                              =====   ======   ======
Gross paper margins ($/ton):
  Paperboard mill:
    Average same-mill net selling price.....................  $ 400   $  415   $ (15)    -3.6%
    Average same-mill recovered fiber cost..................     64       79     (15)   -19.0%
                                                              -----   ------   ------
         Paperboard mill gross paper margin.................  $ 336   $  336   $   0      0.0%
                                                              =====   ======   ======
  Tube and core:
    Average net selling price...............................  $ 717   $  742   $ (25)    -3.4%
    Average paperboard cost.................................    380      412     (32)    -7.8%
                                                              -----   ------   ------
         Tube and core gross paper margin...................  $ 337   $  330   $   7      2.1%
                                                              =====   ======   ======

Consolidated net sales for the six months ended June 30, 1999 increased 9.1 percent to $400.0 million from $366.5 million in 1998. Acquisitions accounted for $42.4 million of sales during the first half of 1999. Excluding acquisitions, net sales declined 2.4 percent. This decline was due primarily to lower volume and

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

selling prices in the paperboard segment and slightly lower sales from the tube, core and composite container segment, partially offset by higher sales from the carton and custom packaging segment.

Total paperboard tonnage for the first half of 1999 increased 5.5 percent to
536.5 thousand tons from 508.6 thousand tons. Excluding acquisitions, total paperboard tonnage declined 4.9 percent to 483.5 thousand tons. This decline was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the folding carton and other specialty end-use markets, combined with lower outside purchases for resale to gypsum facing paper customers. Excluding acquisitions, outside purchases decreased 34.9 percent to
30.2 thousand tons. Tons sold from paperboard mill production increased 7.9 percent for the first half of 1999 to 498.6 thousand tons compared with 462.2 thousand tons in the first half of last year but declined 2.0 percent excluding acquisitions. Total tonnage converted increased 5.4 percent in the first half of 1999 to 209.0 thousand tons versus 198.3 thousand tons in 1998 but decreased 2.0 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 8.3 percent and 8.4 percent, respectively.

Gross margin for the first half of 1999 decreased to 25.0 percent of net sales from 27.6 percent in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins in the paperboard segment. These lower margins were partially offset by higher margins in the tube, core and composite container segment.

Operating income for the first half of 1999 was $39.4 million, a decrease of $10.2 million, or 20.6 percent, from the year-earlier period. Operating income at comparable facilities declined $7.8 million, or 15.7 percent. This decline was due primarily to weaker volume in the paperboard segment, partially offset by improved results in the tube, core and composite container and carton and custom packaging segments. Selling, general and administrative expenses increased $9.3 million in the first half of 1999 versus 1998 due primarily to acquisitions and increased information systems costs.

Interest expense increased 33.3 percent to $10.3 million for the first half of 1999 from $7.7 million in 1998 due to higher average borrowings under the revolving credit facility and the June 1, 1999 public debt securities offering.

Equity income from unconsolidated affiliates for the first half of the year was $4.4 million, up 133.7 percent from 1998 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income decreased 18.0 percent from $26.5 million in 1998 to $21.7 million. Diluted net income per common share decreased 16.3 percent to $0.87 for the first half of 1999 from $1.04 in the same period of 1998.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, the Company had loans of $150.0 million outstanding under its revolving credit facility versus $149.0 million on June 30, 1998 and $147.0 million on December 31, 1998. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's consolidated leverage ratio, as defined in the revolving credit agreement. For the six months ended June 30, 1999 and 1998 and for the year ended December 31, 1998, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.27 percent,
5.92 percent and 5.80 percent, respectively. Other long-term debt, less current maturities, consists of the following (in thousands):

                                                                   JUNE 30,        DECEMBER 31,
                                                              ------------------   ------------
                                                                1999      1998         1998
                                                              --------   -------   ------------
7.74 percent senior notes...................................  $ 82,750   $82,750     $82,750
7.375 percent 10-year notes (net of unamortized discount)...   198,644        --          --
Other notes payable.........................................     4,762       311         131
                                                              --------   -------     -------
                                                              $286,156   $83,061     $82,881
                                                              ========   =======     =======

In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7.375 percent notes due June 1, 2009. The notes were issued at a discount to yield an effective interest rate of 7.473 percent and will pay interest semiannually beginning December 1, 1999. The notes are unsecured obligations of the Company. Proceeds, net of the issuance discount and after deducting underwriting and other costs, were $196.7 million and were largely used to repay revolving credit loans.

The Company has a $400 million, five-year bank revolving credit facility that may be increased up to $500 million and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either:
(a) its consolidated leverage ratio; or (b) its investment grade rating. The credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Cash generated from operations was $38.5 million for the six months ended June 30, 1999 compared with $41.8 million for the same period last year. The decrease in 1999 compared to the same period last year was due primarily to lower net income and unfavorable changes in working capital.

Capital expenditures, excluding acquisitions of businesses, were $16.8 million in first half of 1999 versus $19.1 million for the same period last year. Aggregate capital expenditures of approximately $38.0 million are anticipated for 1999.

In March 1999, the Company acquired 67 percent of the outstanding stock of Carolina Component Concepts Inc. in exchange for 225,000 shares of the Company's common stock, valued at approximately $6.0 million. As a result of this transaction, the Company now owns 100 percent of CCC's common stock. CCC operates a specialty converting facility, located in Mooresville, North Carolina.

In April 1999, the Company acquired the assets and assumed certain liabilities of International Paper Company's Sprague boxboard mill for approximately $103.2 million in cash plus $4.7 million of assumed debt. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

Also in April 1999, the Company acquired the assets and assumed certain liabilities of Halifax Paper Board Company, Inc. in exchange for 34,256 shares of the Company's common stock valued at $802 thousand and repayment of $5.6 million of Halifax's debt. Halifax operates a paperboard mill in Roanoke Rapids, North Carolina that produces specialty paperboard and a specialty paperboard converting plant in Richmond, Virginia.

In May 1999, the Company entered into an agreement with Temple-Inland Inc. to jointly own and operate, on a 50 percent-50 percent basis, Temple-Inland's containerboard mill located in Newport, Indiana. The new joint venture formed by this agreement is undertaking a 14-month, $76 million project to modify the Newport Mill to produce a new lightweight gypsum facing paper while maintaining its ability to produce containerboard. Pursuant to the agreement, the Company will manage the business of the mill and market the gypsum facing paper and other non-containerboard products. Temple-Inland will market the containerboard produced by the mill. The Company's initial investment in the project, including its portion of the $76 million in estimated modification costs, is expected to be approximately $50 million, which it expects to fund during the first half of 2000 through borrowings under its revolving credit facility.

In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging Inc.'s folding carton division for approximately $72.5 million in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; Salt Lake City, Utah and five sales and technical support centers.

Cash dividends of $8.9 million were paid in the first half of 1999 versus $8.1 million in the same period last year. The Company's debt agreements contain no specific limitations on the payment of dividends.

The Company did not purchase any shares of its common stock during the first half of 1999 pursuant to its common stock purchase plan. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 831,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

YEAR 2000

The Company uses software and related information technologies and other equipment throughout its businesses that may be affected by the date change in the year 2000. The use of systems and equipment that cannot correctly interpret and process dates after 1999 could result in system or equipment failures. Such failures could cause disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products or engage in similar normal business activities.

The Company has attempted to identify and assess its areas of risk related to the year 2000 issue. As called for in its overall plan to prepare for the year 2000, the Company has conducted a comprehensive inventory and evaluation of its information technology ("IT") systems to determine their year 2000 compliance. The primary financial computer systems were upgraded in December 1997 and are year 2000 compliant, as are the Company's computerized financial software systems. Certain systems at individual operating company sites, primarily involving order entry, shipping and inventory control, are undergoing remediation or replacement. Non-IT electronic equipment, including equipment engaged in manufacturing and other processes, is being tested and modified or replaced as needed. The remediation and replacement efforts are largely complete and the Company anticipates that all critical systems, as well as essential non-IT electronic equipment, will be year 2000 compliant early in the second half of 1999. Ongoing efforts are being made to identify third parties that

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

may be unable to become year 2000 compliant and to make contingency plans. However, the Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $4.2 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through the first half of 1999 was approximately $3.7 million. The future cost related to the year 2000 is estimated to be approximately $500 thousand. The Company's year 2000 efforts are funded primarily from the existing IT budget and have been ongoing since 1997. The total cost of these efforts represents approximately 20 percent of the total IT budget for the three-year period 1997-1999.

The Company believes the most reasonably likely worst-case year 2000 scenario would be the failure of key customers or suppliers (e.g., utility providers) to achieve year 2000 compliance, resulting in lost sales to such key customers or lost production due to forced shutdowns at one or more mill operations for an indefinite period of time. Such failures could materially and adversely affect the Company's financial condition or results of operations. Currently, based on responses obtained from third parties to date, the Company is not aware of any material third parties that do not expect to be year 2000 compliant. However, due to uncertainty surrounding the readiness of third parties, the Company is unable to presently determine whether the consequences of year 2000 failures will materially impact the Company's financial condition or results of operations. Ongoing efforts are expected to significantly reduce this uncertainty.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART I, ITEM 2.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. At June 30, 1999 the Company had $150.0 million outstanding under a $400 million bank revolving credit facility, which matures in 2002. Borrowings under this credit facility are at variable rates, and, accordingly, the fair value of this instrument approximates its carrying value.

The Company has $82.8 million in senior notes that bear interest at 7.74 percent, which approximates the current rates available to the Company for debt of the same remaining maturity. Interest on the senior notes is payable semiannually, and five annual principal installments of $16.6 million are due beginning in 2000. Market risk is estimated as the potential increase in fair value of the senior notes resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $2.1 million.

The Company also has recently issued $200 million of aggregate principal 7.375 percent notes. These notes were issued at a discount to yield an effective interest rate of 7.473 percent. Interest on the notes is payable semiannually, with the principal due June 1, 2009. Market risk is estimated as the potential increase in fair value of the notes resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $10.7 million.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
PART II, ITEM 2.

ITEM 2.  CHANGES IN SECURITIES

On April 30, 1999, the Company acquired all of the assets of Halifax Paper Board Company, Inc. in exchange for 34,256 shares of the Company's common stock valued at approximately $802,000. Simultaneously, the Company repaid Halifax's debt of approximately $5.6 million. The Company's common stock was issued to the holders of the outstanding capital stock of Halifax in a transaction not involving a public offering in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

The Company filed two current reports on Form 8-K during the quarter ended June 30, 1999. The first report, filed on May 14, 1999, incorporated the contents of two press releases. In the first press release, dated April 20, 1999, the Company announced its acquisition of Tenneco Packaging, Inc.'s five-plant folding carton business. In the second press release, dated May 10, 1999, the Company announced the formation of a joint venture with Temple-Inland, Inc., which will own and operate Temple's Newport, Indiana containerboard mill after modifying the mill to produce a new lightweight gypsum facing paper in addition to containerboard.

The second current report on Form 8-K was filed on June 1, 1999 to incorporate certain exhibits, including an underwriting agreement and form of supplemental indenture, in connection with the closing of the offering of $200 million aggregate principal amount of the Company's 7.375 percent notes due June 1, 2009.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

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

Dated: August 10, 1999

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
3.01     Amended and Restated Articles of Incorporation of the
         Company (Incorporated by reference -- Exhibit 3.01 to Annual
         Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02     Second Amended and Restated Bylaws of the Company
         (Incorporated by reference -- Exhibit 3.02 to Registration
         Statement on Form S-4 [SEC File No. 333-29937])
4.01     Specimen Common Stock Certificate (Incorporated by
         reference -- Exhibit 4.01 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
4.02     Articles 3 and 4 of the Company's Amended and Restated
         Articles of Incorporation (included in Exhibit 3.01)
4.03     Article II of the Company's Second Amended and Restated
         Bylaws (included in Exhibit 3.02)
4.04     Amended and Restated Rights Agreement, dated as of May 24,
         1999, between Caraustar Industries, Inc. and The Bank of New
         York as Rights Agent (Incorporated by reference -- Exhibit
         10.1 to current report on Form 8-K dated June 1, 1999 [SEC
         File No. 020646])
4.05+    Indenture, dated as of June 1, 1999, between Caraustar
         Industries, Inc. and The Bank of New York, as Trustee
4.06+    First Supplemental Indenture, dated as of June 1, 1999,
         between Caraustar Industries, Inc. and The Bank of New York, as Trustee
10.01    Note Agreement, dated as of October 1, 1992, between the
         Company and the Prudential Insurance Company of America,
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
10.02    Amendment Agreement, dated as of June 2, 1995, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to Report on
         Form 10-Q for the quarter ended September 30, 1995 [SEC File
         No. 0-20646])
10.03    Amendment Agreement, dated as of July 23, 1997, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to report on
         Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
         0-20646])
10.04    Amendment Agreement, dated as of August 12, 1998, between
         the Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.04 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.05    Employment Agreement, dated December 31, 1990, between the
         Company and Thomas V. Brown (Incorporated by
         reference -- Exhibit 10.06 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.06    Asset Purchase Agreement, dated August 7, 1992, between the
         Company and Domtar Gypsum Inc. (Incorporated by
         reference -- Exhibit 10.07 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.07    Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.08    1987 Executive Stock Option Plan (Incorporated by
         reference -- Exhibit 10.09 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
10.09    1993 Key Employees' Share Ownership Plan (Incorporated by
         reference -- Exhibit 10.10 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.10    Energy Purchase Agreement, dated December 18, 1989, between
         Camden Paperboard Corporation and Camden Cogen, L.P.
         (Incorporated by reference -- Exhibit 10.11 to Registration
         Statement on Form S-1 [SEC File No. 33-50582])
10.11    Incentive Bonus Plan of the Company (Incorporated by
         reference -- Exhibit 10.10 to Annual Report for 1993 on Form
         10-K [SEC File No. 0-20646])
10.12    1996 Director Equity Plan of the Company (Incorporated by
         reference -- Exhibit 10.12 to Report on Form 10-Q for the
         quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13    Amendment No. 1 to the Company's 1996 Director Equity Plan,
         dated July 16, 1998 (Incorporated by reference -- Exhibit
         10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
         File No. 0-20646])
10.14    Credit Agreement, dated as of July 23, 1997, by and among
         the Company, as Borrower, the banks listed therein, Bankers
         Trust Company, as Administrative Agent, NationsBank, N.A.,
         as Syndication Agent, SunTrust Bank, Atlanta, as
         Documentation Agent, First Union National Bank, as Managing
         Agent and each of Credit Lyonnais, The Bank of New York, The
         Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
         and Wachovia Bank, as Co-Agents (Incorporated by
         Reference -- Exhibit 10.13 to Report on Form 10-Q for the
         Quarter Ended June 30, 1997 (SEC File No. 0-20646])
10.15    1998 Key Employee Incentive Compensation Plan (Incorporated
         by reference -- Exhibit 10.14 to Annual Report for 1997 on
         Form 10-K [SEC File No. 0-20646])
10.16    Amendment No. 1 to Credit Agreement, dated as of October 8,
         1997, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.15 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.17    Amendment No. 2 to Credit Agreement, dated as of October 30,
         1998, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.16 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.18    Asset Purchase Agreement between Caraustar Industries, Inc.,
         Sprague Paperboard, Inc. and International Paper Company,
         dated as of March 4, 1999 (Incorporated by reference --
         Exhibit 10.17 to report on Form 10-Q for the quarter ended
         March 31, 1999 [SEC File No. 0-20646])
11.01+   Computation of Earnings Per Share
27.01+   Financial Data Schedule (For SEC purposes only)

---------------

+ Filed herewith