Form 10-Q
period 1999-09-30
CARAUSTAR INDUSTRIES INC
filed 1999-11-12
CIK 825692

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER:   0-20646

                             ---------------------

                           CARAUSTAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                               58-1388387
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

 3100 JOE JERKINS BLVD., AUSTELL, GEORGIA                    30106
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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 8, 1999.

        COMMON STOCK, $.10 PAR VALUE                                25,483,810
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of September 30,
              1999 and December 31, 1998................................    3
            Condensed Consolidated Statements of Income for the
              three-month and nine-month periods ended September 30,
              1999 and September 30, 1998...............................    4
            Condensed Consolidated Statements of Cash Flows for the
              nine-month periods ended September 30, 1999 and September
              30, 1998..................................................    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three-month and
              nine-month periods ended September 30, 1999 and September
              30, 1998..................................................    9
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   17
PART        OTHER INFORMATION
  II --
Item 6.     Exhibits and Reports on Form 8-K............................   18
Signatures..............................................................   19
Exhibit Index...........................................................   20

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999           1998*
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  13,313      $   2,610
  Receivables, net..........................................      115,590         76,394
  Inventories...............................................       89,947         67,544
  Refundable income taxes...................................        2,728          1,365
  Other current assets......................................       10,522          6,790
                                                                ---------      ---------
         Total current assets...............................      232,100        154,703
                                                                ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       12,270          6,530
  Buildings and improvements................................      124,230         97,942
  Machinery and equipment...................................      573,188        415,653
  Furniture and fixtures....................................        9,094          7,837
                                                                ---------      ---------
                                                                  718,782        527,962
  Less accumulated depreciation.............................     (234,614)      (203,492)
                                                                ---------      ---------
  Property, plant and equipment, net........................      484,168        324,470
                                                                ---------      ---------
GOODWILL, net...............................................      133,980        120,127
                                                                ---------      ---------
OTHER ASSETS................................................       28,527         19,497
                                                                ---------      ---------
                                                                $ 878,775      $ 618,797
                                                                =========      =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $      90      $  26,103
  Accounts payable..........................................       64,190         47,040
  Accrued liabilities.......................................       45,090         25,631
  Dividends payable.........................................        4,569          4,476
                                                                ---------      ---------
         Total current liabilities..........................      113,939        103,250
                                                                ---------      ---------
REVOLVING CREDIT LOANS......................................      150,000        147,000
                                                                ---------      ---------
LONG-TERM DEBT, less current maturities.....................      286,198         82,881
                                                                ---------      ---------
DEFERRED INCOME TAXES.......................................       48,764         43,437
                                                                ---------      ---------
DEFERRED COMPENSATION.......................................        3,498          3,889
                                                                ---------      ---------
OTHER LIABILITIES...........................................        4,880          4,375
                                                                ---------      ---------
MINORITY INTEREST...........................................          882            591
                                                                ---------      ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................            0              0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,483,116 and 24,681,358 shares issued and
    outstanding at September 30, 1999 and December 31, 1998,
    respectively............................................        2,548          2,468
  Additional paid-in capital................................      149,182        130,240
  Retained earnings.........................................      122,224        103,991
  Accumulated other comprehensive income....................       (3,340)        (3,325)
                                                                ---------      ---------
                                                                  270,614        233,374
                                                                ---------      ---------
                                                                $ 878,775      $ 618,797
                                                                =========      =========

---------------
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
SALES.................................................  $254,349   $198,148   $675,959   $582,762
FREIGHT...............................................    13,057      9,616     34,646     27,701
                                                        --------   --------   --------   --------
          Net sales...................................   241,292    188,532    641,313    555,061
COST OF SALES.........................................   188,015    137,016    487,955    402,561
                                                        --------   --------   --------   --------
          Gross profit................................    53,277     51,516    153,358    152,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........    33,326     28,278     93,968     79,605
                                                        --------   --------   --------   --------
          Operating income............................    19,951     23,238     59,390     72,895
OTHER (EXPENSE) INCOME:
  Interest expense....................................    (7,552)    (4,294)   (17,802)   (11,983)
  Interest income.....................................       100         92        465        268
  Equity in income of unconsolidated affiliates.......     2,912      1,257      7,355      3,158
  Other, net..........................................      (132)      (274)      (220)      (597)
                                                        --------   --------   --------   --------
                                                          (4,672)    (3,219)   (10,202)    (9,154)
                                                        --------   --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......    15,279     20,019     49,188     63,741
MINORITY INTEREST.....................................       (95)       (36)      (291)      (594)
PROVISION FOR INCOME TAXES............................     5,129      7,190     17,111     23,846
                                                        --------   --------   --------   --------
NET INCOME............................................  $ 10,055   $ 12,793   $ 31,786   $ 39,301
                                                        ========   ========   ========   ========
BASIC
NET INCOME PER COMMON SHARE...........................  $   0.40   $   0.50   $   1.27   $   1.55
                                                        ========   ========   ========   ========
Weighted average number of shares outstanding.........    25,100     25,402     24,942     25,353
                                                        ========   ========   ========   ========
DILUTED
NET INCOME PER COMMON SHARE...........................  $   0.40   $   0.50   $   1.27   $   1.54
                                                        ========   ========   ========   ========
Diluted weighted average number of shares
  outstanding.........................................    25,212     25,539     25,069     25,545
                                                        ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
                                                                     (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................   $  31,786      $ 39,301
     Depreciation and amortization..........................      37,283        28,887
     Other noncash adjustments..............................      (2,250)       (2,816)
     Changes in current assets and liabilities..............      (7,517)          877
                                                               ---------      --------
          Net cash provided by operating activities.........      59,302        66,249
                                                               ---------      --------
  Investing activities:
     Purchases of property, plant and equipment.............     (25,923)      (28,741)
     Acquisitions of businesses.............................    (177,881)      (14,433)
     Other..................................................       2,160         1,424
                                                               ---------      --------
          Net cash used in investing activities.............    (201,644)      (41,750)
                                                               ---------      --------
  Financing activities:
     Proceeds from revolving credit loans...................     153,000        47,000
     Repayments of revolving credit loans...................    (150,000)      (35,000)
     Net proceeds from public offering of 10 year notes.....     196,733             0
     Repayments of long and short-term debt.................     (33,672)      (10,325)
     Dividends paid.........................................     (13,424)      (12,165)
     Proceeds from issuances of stock.......................       1,024           602
     Purchases of stock.....................................           0        (8,895)
     Distributions to CPI partner...........................           0        (3,100)
     Other..................................................        (616)         (586)
                                                               ---------      --------
          Net cash provided by (used in) financing
            activities......................................     153,045       (22,469)
                                                               ---------      --------
  Net increase in cash and cash equivalents.................      10,703         2,030
  Cash and cash equivalents at beginning of period..........       2,610         1,391
                                                               ---------      --------
  Cash and cash equivalents at end of period................   $  13,313      $  3,421
                                                               =========      ========
  Supplemental Disclosures:
     Cash payments for interest.............................   $  12,261      $  9,794
                                                               =========      ========
     Cash payments for income taxes.........................   $  14,373      $ 21,171
                                                               =========      ========
     Stock issued for acquisitions..........................   $  17,963      $  4,660
                                                               =========      ========
     Note payable issued for acquisition....................   $       0      $ 26,000
                                                               =========      ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         In April 1999, the Company acquired the assets and assumed certain liabilities of International Paper Company's Sprague boxboard mill for approximately $103.2 million in cash plus $4.7 million of assumed debt. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons. Goodwill of approximately $400 thousand was recorded in connection with the acquisition and is being amortized over 40 years.

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

         In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging Inc.'s folding carton division for approximately $72.7 million in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; Salt Lake City, Utah and five sales and technical support centers. Goodwill of approximately $900 thousand was recorded in connection with the acquisition and is being amortized over 40 years.

         In September 1999, the Company acquired all of the outstanding stock of Carolina Converting Inc. ("CCI") in exchange for 480,309 shares of the Company's common stock, subject to a post-closing working capital adjustment, valued at approximately $11.2 million and repayment of $2.0 million of CCI's debt. CCI operates a specialty converting and contract packaging facility located in

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 1.

         Fayetteville, North Carolina. Goodwill of approximately $9.4 million was recorded in connection with the acquisition and is being amortized over 40 years.

NOTE 3.  LONG-TERM DEBT

         In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms to be determined from time to time. On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7.375 percent notes due June 1, 2009. The effective interest rate on these notes, giving effect to the original issue discount, is 7.473 percent. Interest is payable semiannually beginning December 1, 1999. As of September 30, 1999, the carrying amount of the notes, net of the $1.3 million unamortized discount, was $198.7 million. Underwriting and other costs of approximately $1.9 million are being amortized over the term of the notes. The notes are unsecured obligations and are redeemable, in whole or in part, prior to maturity at the option of the Company. The price of any notes redeemed is the greater of the principal amount and a make-whole price as described in the prospectus supplement. The notes indenture contains certain restrictive covenants regarding, among other matters, limitations of the incurrence of certain liens and entering certain sale and leaseback transactions, as defined in the indenture.

NOTE 4.  COMPREHENSIVE INCOME

         Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the three months ended September 30, 1999 and 1998 was $10,190,000 and $12,885,000, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive income was $31,771,000 and $39,420,000, respectively.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 for the Company until its fiscal year ending December 31, 2001. Management does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 1.

       The following table presents certain business segment information for the periods indicated (in thousands):

                                                             THREE MONTHS           NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
           Net sales (external customers):
             Paperboard.................................  $105,045   $ 79,142   $272,772   $232,478
             Tube, core and composite container.........    64,150     63,404    190,925    190,868
             Carton and custom packaging................    72,097     45,986    177,616    131,715
                                                          --------   --------   --------   --------
                     Total..............................  $241,292   $188,532   $641,313   $555,061
                                                          ========   ========   ========   ========
           Net sales (intersegment)
             Paperboard.................................  $ 32,654   $ 29,197   $ 88,896   $ 86,040
             Tube, core and composite container.........       814        768      2,106      1,727
             Carton and custom packaging................       161        137        318        156
                                                          --------   --------   --------   --------
                     Total..............................  $ 33,629   $ 30,102   $ 91,320   $ 87,923
                                                          ========   ========   ========   ========
           Operating income:
             Paperboard.................................  $ 13,714   $ 19,594   $ 43,216   $ 60,632
             Tube, core and composite container.........     5,373      4,614     15,592     14,205
             Carton and custom packaging................     4,158      2,091      9,383      6,341
                                                          --------   --------   --------   --------
                                                            23,245     26,299     68,191     81,178
           Corporate expense............................    (3,294)    (3,061)    (8,801)    (8,283)
                                                          --------   --------   --------   --------
           Operating income.............................    19,951     23,238     59,390     72,895
             Interest expense...........................    (7,552)    (4,294)   (17,802)   (11,983)
             Interest income............................       100         92        465        268
             Equity in income of unconsolidated
                affiliates..............................     2,912      1,257      7,355      3,158
             Other (net)................................      (132)      (274)      (220)      (597)
                                                          --------   --------   --------   --------
           Income before income taxes and minority
             interest...................................  $ 15,279   $ 20,019   $ 49,188   $ 63,741
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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

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

The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 34 percent in the first nine months of 1999). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $71 during 1998 and $73 during the first nine months of 1999. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------               %
                                                               1999     1998    CHANGE   CHANGE
                                                              ------   ------   ------   -------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   293.2    231.8     61.4      26.5%
  Outside purchases.........................................    24.7     20.0      4.7      23.5%
                                                              ------   ------   ------
          Total paperboard tonnage..........................   317.9    251.8     66.1      26.3%
                                                              ======   ======   ======
Tons sold by market (in thousands):

  Tube, core and can volume
     Paperboard (internal)..................................    52.1     51.2      0.9       1.8%
     Outside purchases......................................     5.3      5.4     (0.1)     -1.9%
                                                              ------   ------   ------
  Tube, core and can converted products.....................    57.4     56.6      0.8       1.4%
  Unconverted paperboard....................................     9.7      9.5      0.2       2.1%
                                                              ------   ------   ------
          Tube, core and can volume.........................    67.1     66.1      1.0       1.5%

  Folding carton volume
     Paperboard (internal)..................................    20.1     13.1      7.0      53.4%
     Outside purchases......................................    16.2     10.2      6.0      58.8%
                                                              ------   ------   ------
  Folding cartons...........................................    36.3     23.3     13.0      55.8%
  Unconverted paperboard....................................    84.0     49.7     34.3      69.0%
                                                              ------   ------   ------
          Folding carton volume.............................   120.3     73.0     47.3      64.8%

  Gypsum facing paper volume
     Unconverted paperboard.................................    73.0     61.6     11.4      18.5%
     Outside purchases (for resale).........................     0.6      2.8     (2.2)    -78.6%
                                                              ------   ------   ------
          Gypsum facing volume..............................    73.6     64.4      9.2      14.3%

  Other specialty volume
     Paperboard (internal)..................................    24.2     19.3      4.9      25.4%
     Outside purchases......................................     2.6      1.6      1.0      62.5%
                                                              ------   ------   ------
  Other specialty converted products........................    26.8     20.9      5.9      28.2%
  Unconverted paperboard....................................    30.1     27.4      2.7       9.9%
                                                              ------   ------   ------
          Other specialty volume............................    56.9     48.3      8.6      17.8%
                                                              ------   ------   ------
          Total paperboard tonnage..........................   317.9    251.8     66.1      26.3%
                                                              ======   ======   ======
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $  414   $  414   $   --        --
     Average same-mill recovered fiber cost.................      91       67       24      35.8%
                                                              ------   ------   ------
          Paperboard mill gross paper margin................  $  323   $  347   $  (24)    - 6.9%
                                                              ======   ======   ======
  Tube and core:
     Average net selling price..............................  $  724   $  732   $   (8)    - 1.1%
     Average paperboard cost................................     388      409      (21)    - 5.1%
                                                              ------   ------   ------
          Tube and core gross paper margin..................  $  336   $  323   $   13       4.0%
                                                              ======   ======   ======

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

Consolidated net sales for the quarter ended September 30, 1999 increased 28.0 percent to $241.3 million from $188.5 million in 1998. Acquisitions accounted for $47.5 million of sales during the third quarter of 1999. Excluding acquisitions, net sales increased 2.8 percent. This increase was due to higher volume in the paperboard segment and higher sales from the tube, core and composite containers and carton and custom packaging segments.

Total paperboard tonnage for the quarter increased 26.3 percent to 317.9 thousand tons from 251.8 thousand tons. Excluding acquisitions, total paperboard tonnage increased 3.5 percent to 260.6 thousand tons. This increase was the result of higher shipments of unconverted paperboard to external customers, primarily to customers in the gypsum facings market. Excluding acquisitions, outside purchases decreased 22.6 percent to 15.5 thousand tons. Tons sold from paperboard mill production increased 26.5 percent for the quarter to 293.2 thousand tons compared with 231.8 thousand tons in the third quarter last year and increased 4.6 percent excluding the Sprague and Halifax acquisitions. Total tonnage converted increased 19.3 percent in the third quarter of 1999 to 120.3 thousand tons versus 100.8 thousand tons in 1998 but was essentially unchanged from last year excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 3.0 percent and increased 1.7 percent, respectively.

Gross margin for the third quarter of 1999 decreased to 22.1 percent of net sales from 27.3 percent in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations. The margin decrease was also caused by lower margins in the paperboard segment partially offset by higher margins in the tube, core and composite containers segment.

Operating income for the third quarter of 1999 was $20.0 million, a decrease of $3.3 million, or 14.1 percent from the year-earlier period. Operating income at comparable facilities was essentially unchanged from last year. Lower margins in the paperboard segment were offset by improved results in the tube, core and composite containers and carton and custom packaging segments. Selling, general and administrative expenses increased $5.0 million in the third quarter of 1999 versus 1998 due primarily to acquisitions and increased information technology costs.

Interest expense increased 75.9 percent to $7.6 million for the third quarter of 1999 from $4.3 million in 1998 due to the June 1, 1999 public debt securities offering and higher average borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates for the third quarter was $2.9 million, up 131.7 percent from 1998 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income decreased 21.4 percent to $10.1 million in the third quarter of 1999 from $12.8 million last year. Diluted net income per common share decreased 20.0 percent to $0.40 for the third quarter of 1999 from $0.50 in the same period of 1998.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines.

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------               %
                                                               1999     1998    CHANGE   CHANGE
                                                              ------   ------   ------   -------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   791.8    694.1    97.7       14.1%
  Outside purchases.........................................    62.6     66.4    (3.8)      -5.7%
                                                              ------   ------   -----
          Total paperboard tonnage..........................   854.4    760.5    93.9       12.3%
                                                              ======   ======   =====
Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal)..................................   153.9    150.4     3.5        2.3%
     Outside purchases......................................    14.3     18.6    (4.3)     -23.1%
                                                              ------   ------   -----
  Tube, core and can converted products.....................   168.2    169.0    (0.8)      -0.5%
  Unconverted paperboard....................................    32.1     30.9     1.2        3.9%
                                                              ------   ------   -----
          Tube, core and can volume.........................   200.3    199.9     0.4        0.2%
  Folding carton volume
     Paperboard (internal)..................................    49.4     38.7    10.7       27.6%
     Outside purchases......................................    38.8     29.6     9.2       31.1%
                                                              ------   ------   -----
  Folding cartons...........................................    88.2     68.3    19.9       29.1%
  Unconverted paperboard....................................   213.0    153.8    59.2       38.5%
                                                              ------   ------   -----
          Folding carton volume.............................   301.2    222.1    79.1       35.6%
  Gypsum facing paper volume
     Unconverted paperboard.................................   194.8    179.7    15.1        8.4%
     Outside purchases (for resale).........................     3.5     13.2    (9.7)     -73.5%
                                                              ------   ------   -----
          Gypsum facing volume..............................   198.3    192.9     5.4        2.8%
  Other specialty volume
     Paperboard (internal)..................................    67.0     56.7    10.3       18.2%
     Outside purchases......................................     6.0      5.0     1.0       20.0%
                                                              ------   ------   -----
  Other specialty converted products........................    73.0     61.7    11.3       18.3%
  Unconverted paperboard....................................    81.6     83.9    (2.3)      -2.7%
                                                              ------   ------   -----
          Other specialty volume............................   154.6    145.6     9.0        6.2%
                                                              ------   ------   -----
          Total paperboard tonnage..........................   854.4    760.5    93.9       12.3%
                                                              ======   ======   =====
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $  405   $  415   $ (10)      -2.4%
     Average same-mill recovered fiber cost.................      73       76      (3)      -3.9%
                                                              ------   ------   -----
          Paperboard mill gross paper margin................  $  332   $  339   $  (7)      -2.1%
                                                              ======   ======   =====
  Tube and core:
     Average net selling price..............................  $  719   $  738   $ (19)      -2.6%
     Average paperboard cost................................     383      411     (28)      -6.8%
                                                              ------   ------   -----
          Tube and core gross paper margin..................  $  336   $  327   $   9        2.8%
                                                              ======   ======   =====

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

Consolidated net sales for the nine months ended September 30, 1999 increased
15.5 percent to $641.3 million from $555.1 million in 1998. Acquisitions accounted for $89.9 million of sales during the first nine months of 1999. Excluding acquisitions, net sales declined 0.7 percent. This decline was due primarily to lower selling prices in the paperboard segment, partially offset by higher sales from the carton and custom packaging segment.

Total paperboard tonnage for the first nine months of 1999 increased 12.3 percent to 854.4 thousand tons from 760.5 thousand tons. Excluding acquisitions, total paperboard tonnage declined 2.1 percent to 744.6 thousand tons. This decline was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the folding carton and other specialty end-use markets, partially offset by higher shipments to gypsum facing paper customers. Excluding acquisitions, outside purchases decreased 31.2 percent to
45.7 thousand tons. Tons sold from paperboard mill production increased 14.1 percent for the first nine months of 1999 to 791.8 thousand tons compared with
694.1 thousand tons in the first nine months of last year and increased 0.7 percent excluding acquisitions. Total tonnage converted increased 10.1 percent in the first nine months of 1999 to 329.3 thousand tons versus 299.1 thousand tons in 1998 but decreased 1.3 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 6.5 percent and 4.9 percent, respectively.

Gross margin for the first nine months of 1999 decreased to 23.9 percent of net sales from 27.5 percent in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins in the paperboard segment partially offset by higher margins in the tube, core and composite containers segment.

Operating income for the first nine months of 1999 was $59.4 million, a decrease of $13.5 million, or 18.5 percent from the year-earlier period. Operating income at comparable facilities declined $7.9 million, or 10.8 percent. This decline was due primarily to lower margins in the paperboard segment, partially offset by improved results in the tube, core and composite containers and carton and custom packaging segments. Selling, general and administrative expenses increased $14.4 million in the first nine months of 1999 versus 1998 due primarily to acquisitions and increased information technology costs.

Interest expense increased 48.6 percent to $17.8 million for the first nine months of 1999 from $12.0 million in 1998 due to higher average borrowings under the revolving credit facility and the June 1, 1999 public debt securities offering.

Equity income from unconsolidated affiliates for the first nine months of the year was $7.4 million, up 132.9 percent from 1998 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

Net income decreased 19.1 percent to $31.8 million in 1999 from $39.3 million last year. Diluted net income per common share decreased 17.5 percent to $1.27 for the first nine months of 1999 from $1.54 in the same period of 1998.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company had loans of $150.0 million outstanding under its revolving credit facility versus $141.0 million on September 30, 1998 and $147.0 million on December 31, 1998. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's investment grade rating, as defined in the revolving credit agreement. For the nine months ended September 30, 1999 and 1998 and for the year ended December 31, 1998, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.36 percent,
5.93 percent and 5.80 percent, respectively. Other long-term debt, less current maturities, consists of the following (in thousands):

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                              ------------------   ------------
                                                                1999      1998         1998
                                                              --------   -------   ------------
7.74 percent senior notes...................................  $ 82,750   $82,750     $82,750
7.375 percent 10-year notes (net of unamortized discount)...   198,667        --          --
Other notes payable.........................................     4,781       290         131
                                                              --------   -------     -------
                                                              $286,198   $83,040     $82,881
                                                              ========   =======     =======

In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7.375% notes due June 1, 2009. The notes were issued at a discount to yield an effective interest rate of 7.473 percent and will pay interest semiannually beginning December 1, 1999. The notes are unsecured obligations of the Company. Proceeds, net of the issuance discount and after deducting underwriting and other costs, were $196.7 million and were largely used to repay revolving credit loans.

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

Cash generated from operations was $59.3 million for the nine months ended September 30, 1999 compared with $66.2 million for the same period last year. The decrease in 1999 compared to the same period last year was due primarily to lower net income and unfavorable changes in working capital.

Capital expenditures, excluding acquisitions, were $25.9 million in the first nine months of 1999 versus $28.7 million for the same period last year. Aggregate capital expenditures of approximately $37.0 million are anticipated for 1999.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

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

In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging Inc.'s folding carton division for approximately $72.7 million in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; Salt Lake City, Utah and five sales and technical support centers.

In September 1999, the Company acquired all of the outstanding stock of Carolina Converting Inc. in exchange for 480,309 shares of the Company's common stock, subject to a post-closing working capital adjustment, valued at approximately $11.2 million and repayment of $2.0 million of CCI's debt. CCI operates a specialty converting and packaging facility located in Fayetteville, North Carolina.

Cash dividends of $13.4 million were paid in the first nine months of 1999 versus $12.2 million in the same period last year. The Company's Senior Notes agreement and its revolving credit agreement contain no specific limitations on the payment of dividends.

The Company did not purchase any shares of its common stock during the first nine months of 1999 pursuant to its common stock purchase plan. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 831,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

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

The Company has attempted to identify and assess its areas of risk related to the year 2000 issue. As called for in its overall plan to prepare for the year 2000, the Company has conducted a comprehensive inventory and evaluation of its information technology ("IT") systems to determine their year 2000 compliance. The primary financial computer systems were upgraded in December of 1997 and are year 2000 compliant, as are the Company's computerized financial software systems. Certain systems at individual operating company sites, primarily involving order entry, shipping and inventory control, have undergone remediation or replacement as needed. Non-IT electronic equipment, including equipment engaged in manufacturing and other processes, has been tested and modified or replaced as needed. The remediation and replacement efforts are complete and the Company believes that all critical systems, as well as essential non-IT electronic equipment are year 2000 compliant. Ongoing efforts are being made to identify third parties that may be unable to become year 2000 compliant and to make contingency plans. However, the Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 2.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The total cost of the year 2000 effort is estimated to be approximately $4.2 million, all of which has been expended as of September 30, 1999. This amount does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The Company's year 2000 efforts were funded primarily from the existing IT budget and have been ongoing since 1997. The total cost of these efforts represents approximately 20 percent of the total IT budget for the three-year period 1997-1999.

The Company believes the most reasonably likely worst case year 2000 scenario would be the failure of key customers or suppliers (e.g., utility providers) to achieve year 2000 compliance, resulting in lost sales to such key customers or lost production due to forced shutdowns at one or more mill operations for an indefinite period of time. Such failures could materially and adversely affect the Company's financial condition or results of operations. Currently, based on responses obtained from third parties to date, the Company is not aware of any material third parties that do not expect to be year 2000 compliant. However, due to uncertainty surrounding the readiness of third parties, the Company is unable to determine whether the consequences of year 2000 failures will materially impact the Company's financial condition or results of operations, and can give no assurances that year 2000 failures will not do so.

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

Readers are cautioned that the year 2000 disclosures above contain certain forward-looking statements and should be read in conjunction with "Forward-Looking Information" which follows.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART I, ITEM 3.

                           CARAUSTAR INDUSTRIES, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. At September 30, 1999 the Company had $150.0 million outstanding under a $400 million bank revolving credit facility, which matures in 2002. Borrowings under this credit facility are at variable rates, and, accordingly, the fair value of this instrument approximates its carrying value.

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

In June, 1999, the Company issued $200 million of aggregate principal 7.375 percent notes. These notes were issued at a discount to yield an effective interest rate of 7.473 percent. Interest on the notes is payable semiannually, with the principal due June 1, 2009. Market risk is estimated as the potential increase in fair value of the notes resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $10.3 million.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
PART II, ITEM 6.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended September 30, 1999.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Dated: November 10, 1999

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
 3.01    Amended and Restated Articles of Incorporation of the
         Company (Incorporated by reference -- Exhibit 3.01 to Annual
         Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02    Second Amended and Restated Bylaws of the Company
         (Incorporated by reference -- Exhibit 3.02 to Registration
         Statement on Form S-4 [SEC File No. 333-29937])
 4.01    Specimen Common Stock Certificate (Incorporated by
         reference -- Exhibit 4.01 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
 4.02    Articles 3 and 4 of the Company's Amended and Restated
         Articles of Incorporation (included in Exhibit 3.01)
 4.03    Article II of the Company's Second Amended and Restated
         Bylaws (included in Exhibit 3.02)
 4.04    Amended and Restated Rights Agreement, dated as of May 24,
         1999, between Caraustar Industries, Inc. and The Bank of New
         York as Rights Agent (Incorporated by reference -- Exhibit
         10.1 to current report on Form 8-K dated June 1, 1999 [SEC
         File No. 020646])
 4.05    Indenture, dated as of June 1, 1999, between Caraustar
         Industries, Inc. and The Bank of New York, as Trustee
         (Incorporated by reference -- Exhibit 4.05 to report on Form
         10-Q for the quarter ended June 30, 1999 [SEC File No.
         0-20646])
 4.06    First Supplemental Indenture, dated as of June 1, 1999,
         between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference -- Exhibit 4.06 to
         report on Form 10-Q for the quarter ended June 30, 1999 [SEC
         File No. 0-20646])
10.01    Note Agreement, dated as of October 1, 1992, between the
         Company and the Prudential Insurance Company of America,
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
10.02    Amendment Agreement, dated as of June 2, 1995, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to report on
         Form 10-Q for the quarter ended September 30, 1995 [SEC File
         No. 0-20646])
10.03    Amendment Agreement, dated as of July 23, 1997, between the
         Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.03 to report on
         Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
         0-20646])
10.04    Amendment Agreement, dated as of August 12, 1998, between
         the Company and the Prudential Insurance Company of America
         regarding the Company's 7.89% Senior Subordinated Notes
         (Incorporated by reference -- Exhibit 10.04 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.05    Employment Agreement, dated December 31, 1990, between the
         Company and Thomas V. Brown (Incorporated by
         reference -- Exhibit 10.06 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.06    Asset Purchase Agreement, dated August 7, 1992, between the
         Company and Domtar Gypsum Inc. (Incorporated by
         reference -- Exhibit 10.07 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.07    Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
10.08    1987 Executive Stock Option Plan (Incorporated by
         reference -- Exhibit 10.09 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.09    1993 Key Employees' Share Ownership Plan (Incorporated by
         reference -- Exhibit 10.10 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.10    Energy Purchase Agreement, dated December 18, 1989, between
         Camden Paperboard Corporation and Camden Cogen, L.P.
         (Incorporated by reference -- Exhibit 10.11 to Registration
         Statement on Form S-1 [SEC File No. 33-50582])
10.11    Incentive Bonus Plan of the Company (Incorporated by
         reference -- Exhibit 10.10 to Annual Report for 1993 on Form
         10-K [SEC File No. 0-20646])
10.12    1996 Director Equity Plan of the Company (Incorporated by
         reference -- Exhibit 10.12 to report on Form 10-Q for the
         quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13    Amendment No. 1 to the Company's 1996 Director Equity Plan,
         dated July 16, 1998 (Incorporated by reference -- Exhibit
         10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
         File No. 0-20646])
10.14    Credit Agreement, dated as of July 23, 1997, by and among
         the Company, as Borrower, the banks listed therein, Bankers
         Trust Company, as Administrative Agent, NationsBank, N.A.,
         as Syndication Agent, SunTrust Bank, Atlanta, as
         Documentation Agent, First Union National Bank, as Managing
         Agent and each of Credit Lyonnais, The Bank of New York, The
         Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
         and Wachovia Bank, as Co-Agents (Incorporated by
         Reference -- Exhibit 10.13 to report on Form 10-Q for the
         Quarter Ended June 30, 1997 (SEC File No. 0-20646])
10.15    1998 Key Employee Incentive Compensation Plan (Incorporated
         by reference -- Exhibit 10.14 to Annual Report for 1997 on
         Form 10-K [SEC File No. 0-20646])
10.16    Amendment No. 1 to Credit Agreement, dated as of October 8,
         1997, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.15 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.17    Amendment No. 2 to Credit Agreement, dated as of October 30,
         1998, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyannais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.16 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.18    Asset Purchase Agreement between Caraustar Industries, Inc.,
         Sprague Paperboard, Inc. and International Paper Company,
         dated as of March 4, 1999 (Incorporated by reference --
         Exhibit 10.17 to report on Form 10-Q for the quarter ended
         March 31, 1999 [SEC File No. 0-20646])
11.01+   Computation of Earnings Per Share
27.01+   Financial Data Schedule (For SEC purposes only)

---------------

+ Filed herewith