Form 10-K405
period 1999-12-31
CARAUSTAR INDUSTRIES INC
filed 2000-03-27
CIK 825692

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO__________

                         COMMISSION FILE NUMBER 0-20646

                           CARAUSTAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                      581388387
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

    3100 JOE JERKINS BLVD.                    30106
       AUSTELL, GEORGIA                    (Zip Code)
(Address of principal executive
           offices)

                                 (770) 948-3101
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000, computed by reference to the closing sale price on such date, was $408,558,635. As of the same date, 25,735,977 shares of Common Stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTION

     Caraustar Industries, Inc. operates its business through 34 subsidiaries across the United States and in Mexico and the United Kingdom. As used herein, the "Company" or "Caraustar" includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General. The Company, a major manufacturer of 100 percent recycled paperboard and converted paperboard products, was incorporated in North Carolina in 1980 through the consolidation of six corporations in the recycled paperboard industry previously related by common ownership and administration. The Company operates 99 facilities in the United States, Mexico and the United Kingdom and manufactures its products primarily from recovered fiber, which is derived from recycled paperstock. Additionally, the Company has an equity interest as the non-operating partner in two gypsum wallboard manufacturing plants and two tube plants. The operations of these facilities are managed by the respective operating partners.

     The Company operates principally in three business segments: paperboard; tubes, cores and composite containers; and carton and custom packaging. Net sales, operating income, identifiable assets, depreciation and amortization and capital expenditures are reported by segment in Note 12 to the consolidated financial statements in Item 8 of this report.

Operations and Products

Paperboard. The Company's principal manufacturing activity is the production of uncoated and clay-coated recycled paperboard. In this manufacturing process, paperstock is reduced to pulp, cleaned and refined and then processed into various grades of paperboard for internal consumption or sale to four end-use markets: (1) tubes, cores and composite containers; (2) folding cartons; (3) gypsum wallboard facing paper; and (4) miscellaneous other specialty and converted products. The Company currently operates a total of 16 paperboard mills in the following states: Connecticut, Georgia, Illinois, Iowa, Maryland, North Carolina, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. The Company's Baltimore, Maryland paperboard mill ceased operations in February 2000.

     Caraustar continually maintains and improves its paperboard mills. During the past five years, the Company spent an average of $34.6 million annually for capital expenditures, which sums were used primarily to expand and upgrade its paperboard production and converting capacity, primarily by acquiring and maintaining state-of-the-art machinery and technology. The Company intends to continue to upgrade its existing facilities with modern, cost-efficient and productive equipment. The Company's strategic plan includes a capital expenditure program that anticipates annual expenditures of approximately $44.3 million in 2000 at its existing facilities.

     In 1999, approximately 34% of the recycled paperboard sold by the Company's paperboard mills was consumed internally by the Company's converting facilities; the other 66% was sold to external customers. Sales of unconverted paperboard to external customers as a percent of total sales by end-use market was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
END-USE MARKET                                                1999     1998     1997
--------------                                                -----    -----    -----
Tube, core and composite container..........................   1.8%     2.2%     2.2%
Folding cartons.............................................  12.1%    11.5%    14.3%
Gypsum wallboard............................................  13.8%    13.2%    14.8%
Other specialty*............................................  10.5%    10.3%    11.2%

---------------

* Includes sales of unconverted paperboard and certain specialty converted products.

     Three of the Company's paperboard mills operate specialty converting facilities, supplying other specialty converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries. The Company also operates two specialty converting facilities that supply die cut and foam laminated products and manufacture jigsaw puzzles, coin folders and other specialty products.

     Each of the Company's paperboard mills and most of its converting plants have onsite recovered fiber facilities that collect and bale recycled paperstock. The Company operates 11 stand-alone paperstock recycling and brokerage facilities. Sales of paperstock to external customers accounted for 5.2%, 4.5% and 3.9% of total sales in 1999, 1998 and 1997, respectively.

Tube, Core and Composite Container. The Company's largest converting operation is the production of tubes and cores. The principal applications of these products are: cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. The Company's 31 tube and core converting plants are primarily operated by the Company's Industrial and Consumer Products Group (two are joint ventures). These plants obtain most of their recycled paperboard from the Company's paperboard mills. Because of the relatively high cost of shipping tubes and cores, tube and core converting facilities generally serve customers within a relatively small geographic area. Accordingly, most of the Company's tube and core converting plants are located in close proximity to concentrations of customers.

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

     In addition to tube and core converting facilities, the Industrial and Consumer Products Group operates four facilities which produce specialty converted products used in industrial packaging protection applications (edge protectors). The Company's tube, core and related sales to external customers accounted for 21.8%, 26.3% and 27.8% of total sales to external customers in 1999, 1998 and 1997, respectively.

     The Company's Industrial and Consumer Products Group also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has two composite container plants located in Saint Paris and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 4.3%, 4.8% and 5.4% of total sales to external customers in 1999, 1998 and 1997, respectively.

     The Company manufactures injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries, and other specialized products. These plastic products are, to a large extent, complementary to the Company's tube and core products. The Company has an 80% equity interest in a plant in Union, South Carolina that produces such plastic products. Certain of this plant's customers also purchase the Company's tubes and cores. This plant currently has five plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. The Company produces injection-molded plastic parts at a facility in Georgetown, Kentucky, which are primarily used as components in the manufacture of its composite containers. Plastic cartridges are produced in a facility located in New Smyrna Beach, Florida. Plastic product and related sales to external customers accounted for 2.5%, 3.0% and 2.9% of the Company's total sales in 1999, 1998 and 1997, respectively.

Carton and Custom Packaging. The Company produces folding cartons and rigid set-up boxes at 16 carton plants -- four in North Carolina, two in Ohio and one each in Alabama, Colorado, Connecticut, Massachusetts, Maryland, Michigan, Missouri, Pennsylvania, Tennessee, and Utah. Chesapeake Fiber Packaging, acquired in March 1998, also produces specialty-corrugated products. These plants obtain approximately 53% of their paperboard needs from the Company's paperboard mills and the remaining 47% from other manufacturers. The Company's boxes and cartons are used principally as containers for hosiery, hardware, candy, sports related items, cosmetics, dry food, film and various other industrial applications, including textile and apparel applications.

     The Company operates eight specialty packaging facilities, four in Ohio, two in New Jersey and one each in Massachusetts and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. Additionally, the Company operates a digital imaging facility in Ohio and a prepress reproduction facility in Connecticut.

     Carton and custom packaging sales accounted for 28.2%, 24.2% and 17.5% of the Company's total sales to external customers in 1999, 1998 and 1997, respectively.

Acquisitions. Since its incorporation, the Company has grown in part as the result of a number of acquisitions, and the Company intends to continue to evaluate and complete acquisitions as part of its strategy to focus on and expand in its primary markets. Acquisitions completed during 1999 include:

- Carolina Component Concepts, Inc., a specialty paperboard converter;
- International Paperboard Company's Sprague boxboard mill, a manufacturer of clay-coated recycled paperboard;
- Halifax Paperboard Company, a manufacturer of uncoated recycled paperboard and a specialty paperboard converter;
- the Folding Carton Division of Tenneco Packaging, Inc., a five-plant folding carton manufacturer; and
- Carolina Converting, Inc., a specialty paperboard converter.

In February 2000, the Company acquired MilPak, Inc., a contract packager.

Product Distribution. Each of the Company's manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. The Company also employs divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of the Company's facilities. Approximately 140 of the Company's employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. The Company generally does not sell its products through independent sales representatives. The Company's advertising is limited to trade publications.

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

     In the southeastern United States, where the Company historically has marketed its tubes and cores, the Company believes that it and Sonoco Products Company are the major competitors. On a national level, Sonoco is the dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total United States market in 1999. Several regional companies and numerous small local companies also compete in the tube and core market.

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

     In its sales of miscellaneous specialty and converted products, and in sales of recycled paperboard to other manufacturers for the production of tubes, cores and composite containers, folding cartons and boxes, and miscellaneous converted products (other than gypsum wallboard facing paper), the Company competes with a number of recycled paperboard manufacturers, including Sonoco, Rock-Tenn, Smurfit-Stone Container Corporation and The Newark Group, Inc. The Company believes that none of its competitors is dominant in any of these markets.

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

     Recovered fiber costs were higher on average in 1999 compared to 1998. The company's average same-mill cost for recovered fiber per ton of recycled paperboard produced was approximately $78 during 1999, which was up 11% from $70 per ton in 1998. While no specific information is available about competitors' actual recovered fiber costs, the Company believes that its delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, the Company believes that its lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of the Company's paperboard mills and paperstock facilities near major metropolitan areas that generate substantial supplies of paperstock. Many of the paperboard mills operated by the Company's principal competitors are located away from major metropolitan areas, and the Company believes, based on its knowledge of freight rates, that theses competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber.

     The Company's relatively low recovered fiber costs are also attributable to its emphasis on certain recovery methods that enable the Company to avoid baling operations. The Company believes that its competitors rely primarily on off-site, company-owned and-operated paperstock baling operations that collect and bale paperstock for shipment and processing at the mill site. The Company also operates such facilities, and its experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. The Company equips most of its paperboard mills to accept unbaled paperstock for processing directly into its pulpers. In 1999 and 1998, unbaled paperstock represented approximately 10% and 13%, respectively, of the Company's total recovered fiber purchases. The Company also uses other fiber recovery methods -- its small baler program and its recovery of paperstock from customers -- that result in lower recovered fiber costs.

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

Employees. As of December 31, 1999, the Company had approximately 6,020 employees, of whom 4,766 are hourly and 1,254 are salaried. Hourly employees at the Chattanooga, Chicago, Cincinnati, Chesapeake, Buffalo, Reading, Richmond, Roanoke Rapids, Rittman, Sprague and Tama paperboard mills, the Cleveland recovered fiber facility, the Minerva and Perrysburg tube and core plants, the Orrville and St. Paris composite container plants, the Ashland, Hunt Valley, Denver, Grand Rapids, Mentor, Salt Lake City, St. Louis, Versailles, and York carton plants and the Clifton contract packaging facility (approximately 2,525 employees) are represented by labor unions. All principal union contracts expire during the period 2000-2004. The Company considers its relations with its employees to be excellent.

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

                                                                         PERIOD OF SERVICE AS EXECUTIVE OFFICER AND
                                                                          PRE-EXECUTIVE OFFICER EXPERIENCE (IF AN
NAME AND AGE                                       POSITION               EXECUTIVE OFFICER FOR LESS THAN 5 YEARS)
------------                                       --------              ------------------------------------------
Thomas V. Brown(59)..................  President and Chief Executive     President since 1/91; CEO since 10/91;
                                         Officer; Director                 Director since 4/91
Edward G. Schmitt(54)................  Vice President, Mill Group        Since 4/97; President of the Company's
                                                                           Midwest Mill Division, 1991-97
H. Lee Thrash, III(49)...............  Vice President, Planning and      Vice President and CFO since 1986;
                                         Development; Chief Financial      Director since 1987
                                         Officer; Director
Jimmy A. Russell(52).................  Vice President, Industrial and    Vice President since 4/93; CEO of Star
                                         Consumer Products Group           Paper Tube, Inc. since 1/93
James L. Walden(54)..................  Vice President, Custom Packaging  Since 2/93
                                         Group
Barry A. Smedstad(53)................  Vice President, Human Resources   Since 1/99; 1997-98, Vice President, Human
                                         and Public Relations              Resources, BoxUSA, a manufacturer of
                                                                           corrugated shipping containers; 1996-97,
                                                                           Director of Human Resources, Northeast
                                                                           Region, Baxter Healthcare Corporation, a
                                                                           diversified healthcare products and
                                                                           technology manufacturer; 1985-96,
                                                                           Director, Labor & Employee Relations,
                                                                           Federal Paper Board Company, Inc., a
                                                                           paper manufacturer.
John R. Foster(54)...................  Vice President, Sales and         Since 9/96; 1995-96, Chief Operating
                                         Marketing                         Officer, Pace International LP, a
                                                                           chemical company; 1991-95, President and
                                                                           General Manager, Eagle-Gypsum, Products,
                                                                           a gypsum wallboard manufacturer.

ITEM 2.  PROPERTIES

Facilities. The following table sets forth certain information concerning the Company's facilities. Unless otherwise indicated, such facilities are owned by the Company:

TYPE OF FACILITY AND LOCATION                  PRODUCTION CAPABILITIES
-----------------------------                  -----------------------

PAPERBOARD

Paperboard Mills (1)
Versailles, CT...............................  Clay-coated boxboard and gypsum wallboard facing paper.
Austell, GA (Mill #1)........................  Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including
                                                 specialty laminates, game board/puzzle board and
                                                 bookbinding board.
Austell, GA (Mill #2)........................  Tube and core board and other specialty grades.
Austell, GA (Sweetwater).....................  Gypsum wallboard facing paper, tube and core board, and folding boxboard.
Tama, IA.....................................  Clay-coated boxboard and specialty grades.
Chicago, IL..................................  Tube and can, folding and set-up boxboard.
Baltimore, MD (2)............................  Uncoated folding and set-up boxboard, white lined and colored paperboard and specialty laminates.
Charlotte, NC................................  Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including
                                                 specialty laminates, game board/puzzle board and
                                                 bookbinding board.
Roanoke Rapids, NC...........................  Uncoated folding and set-up boxboard, white lined and colored paperboard and specialty laminates.
Camden, NJ...................................  Gypsum wallboard facing paper and folding boxboard.
Buffalo, NY..................................  Gypsum wallboard facing paper, tube and core board, and folding carton grades.
Cincinnati, OH...............................  Tube, can and drum, folding and set-up boxboard and gypsum wallboard facing paper.
Rittman, OH..................................  Clay-coated boxboard and gypsum wallboard facing paper.
Reading, PA..................................  Folding and set-up carton boxboard, white lined and special colored paperboard.
Greenville, SC...............................  Uncoated, folding and set-up boxboard, white lined and colored paperboard, specialty grades, including
                                                 specialty laminates, game board/puzzle board,
                                                 bookbinding board and tube and core board.
Chattanooga, TN..............................  Uncoated folding and set-up boxboard, white lined and colored paperboard, specialty grades, including
                                                 specialty laminates, game board/puzzle board,
                                                 bookbinding board and tube, core and can board.
Richmond, VA.................................  Folding and set-up carton boxboard and tube and core board.
Specialty Converting Plants
Austell, GA..................................  Laminated paperboard and specialty conversion.
Charlotte, NC................................  Laminated paperboard and specialty conversion.

TYPE OF FACILITY AND LOCATION                  PRODUCTION CAPABILITIES
-----------------------------                  -----------------------
Fayetteville, NC.............................  Speciality conversion
Mooresville, NC..............................  Foam Laminated paperboard and specialty conversion.
Taylors, SC..................................  Laminated paperboard and specialty conversion.
Richmond, VA.................................  Laminated paperboard and speciality conversion
Recovered Fiber Collection and Processing
Plants (3)
Canton, GA (leased)..........................  Recovered fiber and recovered fiber brokerage sales.
Columbus, GA.................................  Recovered fiber.
Dalton, GA...................................  Recovered fiber.
Doraville, GA................................  Recovered fiber.
Macon, GA (leased)...........................  Recovered fiber.
Charlotte, NC................................  Recovered fiber.
Cleveland, OH................................  Recovered fiber.
Rittman, OH..................................  Recovered fiber brokerage sales.
Hardeeville, SC..............................  Recovered fiber and recovered fiber brokerage sales.
Texarkana, TX (leased).......................  Recovered fiber and recovered fiber brokerage sales.
Richmond, VA.................................  Recovered fiber

TUBE, CORE AND COMPOSITE CONTAINER
Tube and Core Plants
Linden, AL...................................  Spiral-wound tubes.
Mobile, AL (leased)..........................  Spiral-wound tubes.
McGehee, AR (leased).........................  Core recutting/capping.
Phoenix, AZ (leased).........................  Spiral-wound tubes.
Cantonment, FL...............................  Spiral-wound tubes.
Palatka, FL..................................  Spiral-wound tubes.
Austell, GA..................................  Spiral- and convolute- wound tubes.
Cedar Springs, GA............................  Spiral-wound tubes and yarn carriers.
Dalton, GA...................................  Spiral- and convolute- wound tubes and yarn carriers.
West Monroe, LA..............................  Spiral-wound tubes.
Mexico City, Mexico (leased).................  Spiral-wound tubes
Corinth, MS..................................  Spiral-wound tubes.
Kernersville, NC.............................  Spiral-wound tubes and yarn carriers.
Minerva, OH..................................  Spiral-wound and forming tubes.
Perrysburg, OH...............................  Spiral-wound tubes.
Lancaster, PA (leased).......................  Spiral-wound tubes.
Rock Hill, SC................................  Spiral- and convolute- wound tubes and ground and polished tubes.
Taylors, SC..................................  Spiral-wound tubes and yarn carriers.
Amarillo, TX (leased)........................  Yarn carriers.
Arlington, TX................................  Spiral-wound tubes.
Silsbee, TX..................................  Spiral-wound tubes.
Texarkana, TX................................  Spiral-wound tubes.
Leyland, Lancaster, United Kingdom...........  Spiral-wound and forming tubes.
Salt Lake City, UT (leased)..................  Spiral-wound tubes.
Altavista, VA (leased).......................  Spiral-wound tubes and yarn carriers.
Danville, VA.................................  Spiral- and convolute- wound tubes and yarn carriers.
Franklin, VA.................................  Spiral-wound tubes.

TYPE OF FACILITY AND LOCATION                  PRODUCTION CAPABILITIES
-----------------------------                  -----------------------
West Point, VA...............................  Core recutting.
Weyers Cave, VA..............................  Core recutting.
Composite Container Plants
Orrville, OH.................................  Composite cans, tubes and containers.
Saint Paris, OH..............................  Composite cans, tubes and containers.
Specialty Converting Plants
Austell, GA..................................  Edge protectors.
Lancaster, PA................................  Edge protectors.
Arlington, TX................................  Edge protectors.
Mexico City, Mexico..........................  Edge Protectors
Plastics Plants
New Smyrna Beach, FL (leased)................  Plastic cartridges.
Georgetown, KY...............................  Injection molded parts for composite containers.
Union, SC....................................  Injection molded cones and tubes, extruded plastic cores.
Special Services and Other Facilities
Saint Paris, OH..............................  Transportation.
Kernersville, NC (leased)....................  Adhesives.

CARTON AND CUSTOM PACKAGING
Carton Plants
Birmingham, AL (leased)......................  Printed and unprinted folding cartons.
Denver, CO...................................  Printed and unprinted folding cartons.
Versailles, CT...............................  Printed and unprinted folding cartons.
Thorndike, MA................................  Printed and unprinted folding cartons.
Hunt Valley, MD..............................  Printed and unprinted folding cartons and specialty corrugated products.
Archdale, NC.................................  Printed and unprinted folding cartons.
Burlington, NC...............................  Set-up cartons and vinyl lids.
Charlotte, NC................................  Printed and unprinted folding cartons.
Randleman, NC................................  Printed and unprinted folding and set-up cartons.
Ashland, OH..................................  Printed and unprinted folding cartons.
Mentor, OH...................................  Printed and unprinted folding cartons.
Grand Rapids, MI.............................  Printed and unprinted folding cartons.
St. Louis, MO................................  Printed and unprinted folding cartons.
York, PA.....................................  Printed and unprinted folding cartons.
Kingston Springs, TN.........................  Printed and unprinted folding cartons.
Salt Lake, UT (leased).......................  Printed and unprinted folding cartons.
Contract Packaging and Contract
  Manufacturing Plants
Thorndike, MA................................  Contact manufacturing and contract packaging
Clifton, NJ..................................  Contract packaging.
Pine Brook, NJ...............................  Contract packaging, blister packaging, cartoning and labeling.
Robersonville, NC............................  Contract manufacturing and contract packaging.
Bucyrus, OH..................................  Contract manufacturing and contract packaging.
Strasburg, OH (three facilities).............  Contract manufacturing and contract packaging.
Special Services
Versailles, CT...............................  Prepress services
Cleveland, OH................................  Digital imaging services

TYPE OF FACILITY AND LOCATION                  PRODUCTION CAPABILITIES
-----------------------------                  -----------------------
JOINT VENTURES
Gypsum Products (50% Interest)
Fredericksburg, TX (partially leased)........  Gypsum rock quarry.
McQueeney, TX................................  Gypsum wallboard.
Cumberland, TN...............................  Gypsum (synthetic) wallboard.
Tube and Core Plants (50% Interest)
Tacoma, WA...................................  Spiral-wound tubes and edge protectors.
Scarborough, ON, Canada......................  Spiral-and convolute-wound tubes.
Paperboard Mill (50% interest)
Newport, IN..................................  (Under construction) Gypsum wallboard facing paper, corrugating medium and linerboard

---------------

(1) All of the Company's paperboard mills produce uncoated recycled paperboard with the exceptions of its Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which produce clay-coated boxboard.
(2) The Baltimore, MD mill ceased operations in February, 2000.
(3) Paperstock collection and/or processing also occurs at each of the Company's mill sites and all of the carton plants and tube and core plants.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1, 1992, the Company's common shares, $.10 par value (the "Common Shares") have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System ("NASDAQ") under the symbol CSAR. As of February 18, 2000, there were approximately 575 shareholders of record and, as of that date, the Company estimates that there were approximately 2,500 beneficial owners holding stock in nominee or "street" name. The table below sets forth high and low stock prices during the years 1999 and 1998.

1998                    HIGH       LOW     DIVIDEND
----                   -------   -------   --------
First Quarter........  36.00     29.00      $0.16
Second Quarter.......  35.50     27.8125    $0.16
Third Quarter........  30.625    20.50      $0.16
Fourth Quarter.......  28.5625   20.75      $0.18

1999                    HIGH       LOW     DIVIDEND
----                   -------   -------   --------
First Quarter........  30.125    22.50      $0.18
Second Quarter.......  27.3125   19.75      $0.18
Third Quarter........  27.625    21.50      $0.18
Fourth Quarter.......  25.50     21.6875    $0.18

     The Company did not pay dividends on its Common Shares from the time of the Company's recapitalization in 1986 until after its initial public offering of Common Shares in October 1992. The Company paid dividends of $0.18 per share during each quarter of 1999. The Company intends to continue paying quarterly dividends at the same rate as the fourth quarter 1999 dividend, although any decision to pay dividends in the future will be made by the Company's Board of Directors after taking into account various factors, including the Company's net income, current and anticipated cash needs and any other factors deemed relevant by the Board of Directors. The Company's credit agreements with its lenders permit the payment of dividends, subject to certain restrictions contained therein. The Company does not believe that such restrictions, however, will materially limit the Company's ability to pay future dividends at the same rate as the 1999 fourth quarter dividend.

ITEM 6.  SELECTED FINANCIAL DATA

                              COMPOUND
                            GROWTH RATE                     YEAR ENDED DECEMBER 31,
                         ------------------   ----------------------------------------------------
                         5 YEARS   10 YEARS     1999       1998       1997       1996       1995
                         -------   --------   --------   --------   --------   --------   --------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND GROWTH RATES)
SUMMARY OF OPERATIONS
Sales..................                       $936,928   $774,312   $696,093   $629,674   $569,455
Freight................                         46,839     37,454     27,955     26,979     24,827
                          ----       ----     --------   --------   --------   --------   --------
Net sales..............   15.6%      12.7%     890,089    736,858    668,138    602,695    544,628
Cost of sales..........   17.3%      14.0%     683,576    536,925    482,964    422,783    401,570
                          ----       ----     --------   --------   --------   --------   --------
Gross profit...........   10.8%       9.4%     206,513    199,933    185,174    179,912    143,058
Selling, general and
 administrative
 expenses..............   16.2%      13.7%     125,784    105,052     88,978     81,003     67,361
                          ----       ----     --------   --------   --------   --------   --------
Operating income.......    4.6%       5.1%      80,729     94,881     96,196     98,909     75,697
Other (expense) income:
Interest expense.......                        (25,456)   (16,072)   (14,111)   (10,698)    (6,955)
Interest income........                            603        334        312        591        821
Equity in income (loss)
 of unconsolidated
 affiliates............                          9,224      4,308      1,665      2,154         --
Other, net.............                           (459)      (433)      (674)     4,274       (463)
                                              --------   --------   --------   --------   --------
                                               (16,088)   (11,863)   (12,808)    (3,679)    (6,597)
                                              --------   --------   --------   --------   --------
Income before income
 taxes.................    2.3%      10.9%      64,641     83,018     83,388     95,230     69,100
Minority interest......                           (356)      (730)    (1,721)      (754)       153
Tax provision..........    1.0%      10.2%      23,216     30,470     30,543     36,574     26,265
                          ----       ----     --------   --------   --------   --------   --------
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items
 and accounting
 changes...............    3.0%      10.2%    $ 41,069   $ 51,818   $ 51,124   $ 57,902   $ 42,988
                          ----       ----     --------   --------   --------   --------   --------
Net income.............    3.0%      10.2%    $ 41,069   $ 51,818   $ 51,124   $ 57,902   $ 42,988
                          ----       ----     --------   --------   --------   --------   --------
Diluted weighted
 average shares
 outstanding...........                         25,199     25,423     25,216     25,377     25,896
PER SHARE DATA
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items
 and accounting
 changes...............    3.4%       6.4%    $   1.63   $   2.04   $   2.03   $   2.28   $   1.66
Net income.............    3.4%       6.4%        1.63       2.04       2.03       2.28       1.66
Cash dividends
 declared..............                           0.72       0.66       0.58       0.50      0.435
Market price on
 December 31...........                       $  24.00   $  28.56   $  34.25   $  33.25   $  20.00
Shares outstanding
 December 31...........                         25,488     24,681     25,331     25,053     25,682
Price/Earnings ratio...                          14.72      14.00      16.87      14.58      12.05
TOTAL MARKET VALUE OF
 COMMON STOCK..........                       $611,712   $704,889   $867,587   $833,012   $513,640
BALANCE SHEET DATA
Cash and cash
 equivalents...........                       $ 18,771   $  2,610   $  1,391   $ 11,989   $  8,785
Property, plant and
 equipment-net.........                        479,856    324,470    291,036    256,834    181,930
Depreciation and
 amortization..........                         52,741     38,705     33,661     26,314     17,671
Capital expenditures...                         35,696     40,716     36,275     32,059     28,041
Total assets...........                        878,643    618,797    550,090    476,280    322,076
Current maturities of
 long-term debt........                         16,615     26,103          9         29         36
Revolving credit
 loans.................                        140,000    147,000    129,000    100,000     10,000
Long-term debt, less
 current maturities....                        269,739     82,881     83,129     83,261     83,380
Shareholders' equity
 (deficit).............                        278,459    233,374    213,931    170,570    139,243
Total capital..........                       $704,813   $489,358   $426,069   $353,860   $232,659
OTHER KEY FINANCIAL
 MEASURES
Total debt-to-total
 capital...............                          60.5%      52.3%      49.8%      51.8%      40.2%
Net debt-to-net
 capital...............                          59.4%      52.1%      49.6%      50.1%      37.8%
Effective tax rate.....                          36.1%      36.7%      37.4%      38.7%      38.0%
Return on shareholders'
 equity................                          16.0%      23.2%      26.6%      37.4%      35.6%
Return on average
 capital...............                           9.6%      13.5%      15.4%      22.0%      22.6%
Dividend payout
 ratio.................                          44.2%      32.4%      28.6%      21.9%      26.2%
Economic profit(B).....                       $ 25,886   $ 31,442   $ 30,419   $ 43,663   $ 29,104


                                             YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------
                           1994       1993       1992       1991       1990       1989
                         --------   --------   --------   --------   --------   ---------
                          (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND GROWTH RATES)
SUMMARY OF OPERATIONS
Sales..................  $455,808   $365,410   $325,620   $288,773   $286,410   $ 287,076
Freight................    24,583     22,963     19,674     17,646     17,011      18,858
                         --------   --------   --------   --------   --------   ---------
Net sales..............   431,225    342,447    305,946    271,127    269,399     268,218
Cost of sales..........   307,652    244,578    213,405    187,952    184,292     184,012
                         --------   --------   --------   --------   --------   ---------
Gross profit...........   123,573     97,869     92,541     83,175     85,107      84,206
Selling, general and
 administrative
 expenses..............    59,247     49,355     42,402     36,655     37,555      34,982
                         --------   --------   --------   --------   --------   ---------
Operating income.......    64,326     48,514     50,139     46,520     47,552      49,224
Other (expense) income:
Interest expense.......    (6,870)    (6,822)   (12,315)   (17,754)   (22,343)    (26,721)
Interest income........       353        612        243        246        412         491
Equity in income (loss)
 of unconsolidated
 affiliates............        --         --         --         --         --          --
Other, net.............      (249)       167       (151)      (297)      (409)        (19)
                         --------   --------   --------   --------   --------   ---------
                           (6,766)    (6,043)   (12,223)   (17,805)   (22,340)    (26,249)
                         --------   --------   --------   --------   --------   ---------
Income before income
 taxes.................    57,560     42,471     37,916     28,715     25,212      22,975
Minority interest......        13         15         --         --        235       1,369
Tax provision..........    22,095     15,165     14,839     11,095      9,468       8,774
                         --------   --------   --------   --------   --------   ---------
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items
 and accounting
 changes...............  $ 35,478   $ 27,321   $ 23,077   $ 17,620   $ 15,979   $  15,570
                         --------   --------   --------   --------   --------   ---------
Net income.............  $ 35,478   $ 32,471   $ 22,899   $ 17,620   $ 15,979   $  15,570
                         --------   --------   --------   --------   --------   ---------
Diluted weighted
 average shares
 outstanding...........    25,639     25,387     19,791     17,720     17,701      17,690
PER SHARE DATA
Income from continuing
 operations before
 discontinued
 operations,
 extraordinary items
 and accounting
 changes...............  $   1.38   $   1.08   $   1.17   $   0.99   $   0.90   $    0.88
Net income.............      1.38       1.28       1.16       0.99       0.90        0.88
Cash dividends
 declared..............     0.375       0.33       0.08         --         --          --
Market price on
 December 31...........  $  22.25   $  16.75   $  18.75        N/A        N/A         N/A
Shares outstanding
 December 31...........    25,280     24,968     24,639     17,649     17,649      17,619
Price/Earnings ratio...     16.12      13.09      16.45        N/A        N/A         N/A
TOTAL MARKET VALUE OF
 COMMON STOCK..........  $562,480   $418,214   $461,981        N/A        N/A         N/A
BALANCE SHEET DATA
Cash and cash
 equivalents...........  $ 12,465   $ 14,371   $ 23,667   $  4,547   $  1,900   $  13,364
Property, plant and
 equipment-net.........   150,391    127,773    103,004     86,005     87,445      90,180
Depreciation and
 amortization..........    14,542     12,493     10,661     10,515     13,077      11,756
Capital expenditures...    29,331     21,251     16,880     10,647     10,634      12,486
Total assets...........   266,863    221,366    187,513    144,519    141,216     153,671
Current maturities of
 long-term debt........        72         64         71     36,292     36,216      39,514
Revolving credit
 loans.................        --         --         --         --         --          --
Long-term debt, less
 current maturities....    83,446     83,515     83,388    126,021    145,459     173,170
Shareholders' equity
 (deficit).............   102,274     74,424     47,558    (68,732)   (86,352)   (102,578)
Total capital..........  $185,792   $158,003   $131,017   $ 93,581   $ 95,323   $ 110,106
OTHER KEY FINANCIAL
 MEASURES
Total debt-to-total
 capital...............     45.0%      52.9%      63.7%         (A)        (A)         (A)
Net debt-to-net
 capital...............     41.0%      48.2%      55.7%         (A)        (A)         (A)
Effective tax rate.....     38.4%      35.7%      39.1%      38.6%      37.6%       38.2%
Return on shareholders'
 equity................     40.2%      44.8%         (A)        (A)        (A)         (A)
Return on average
 capital...............     23.1%      21.9%      27.2%      30.2%      29.1%       29.7%
Dividend payout
 ratio.................     27.2%      25.8%       7.0%       0.0%       0.0%        0.0%
Economic profit(B).....  $ 30,649   $ 19,512         (A)        (A)        (A)         (A)

---------------

(A) Not meaningful due to Company's leveraged recapitalization in 1986.
(B) Economic profit represents adjusted net operating profit after cash taxes less a calculated capital charge for beginning-of-year capital employed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a major manufacturer of recycled paperboard and converted paperboard products, operating principally in three business segments. The paperboard segment consists of facilities that manufacture recycled uncoated and clay-coated paperboard and facilities that collect and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services.

     The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 34 percent in 1999). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

     Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $70 during 1998 and $78 during 1999. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

RESULTS OF OPERATIONS 1999 -- 1998

     The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines. Additionally, certain financial information is reported by segment in note 12 to the consolidated financial statements.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1999       1998     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production..........................   1,064.9      919.8    145.1    15.8%
  Outside purchases........................................      90.6       84.7      5.9     7.0%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,155.5    1,004.5    151.0    15.0%
                                                             ========   ========   ======   =====

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1999       1998     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal).................................     203.2      199.4      3.8     1.9%
     Outside purchases.....................................      18.9       23.4     (4.5)  -19.2%
                                                             --------   --------   ------   -----
  Tube, core and can converted products....................     222.1      222.8     (0.7)   -0.3%
  Unconverted paperboard...................................      41.6       40.8      0.8     2.0%
                                                             --------   --------   ------   -----
          Tube, core and can volume........................     263.7      263.6      0.1     0.0%
  Folding carton volume
     Paperboard (internal).................................      65.2       52.0     13.2    25.4%
     Outside purchases.....................................      58.3       38.4     19.9    51.8%
                                                             --------   --------   ------   -----
  Folding cartons..........................................     123.5       90.4     33.1    36.6%
  Unconverted paperboard...................................     286.4      202.6     83.8    41.4%
                                                             --------   --------   ------   -----
          Folding carton volume............................     409.9      293.0    116.9    39.9%
  Gypsum facing paper volume
     Unconverted paperboard................................     265.8      239.1     26.7    11.2%
     Outside purchases (for resale)........................       4.5       16.1    (11.6)  -72.0%
                                                             --------   --------   ------   -----
          Gypsum facing volume.............................     270.3      255.2     15.1     5.9%
  Other specialty volume
     Paperboard (internal).................................      91.6       75.5     16.1    21.3%
     Outside purchases.....................................       8.9        6.8      2.1    30.9%
                                                             --------   --------   ------   -----
  Other specialty converted products.......................     100.5       82.3     18.2    22.1%
  Unconverted paperboard...................................     111.1      110.4      0.7     0.6%
                                                             --------   --------   ------   -----
          Other specialty volume...........................     211.6      192.7     18.9     9.8%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,155.5    1,004.5    151.0    15.0%
                                                             ========   ========   ======   =====
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price...................  $    414   $    412   $    2     0.5%
     Average same-mill recovered fiber cost................        78         70        8    11.4%
                                                             --------   --------   ------   -----
          Paperboard mill gross paper margin...............  $    336   $    342   $   (6)   -1.8%
                                                             ========   ========   ======   =====
  Tube and core:
     Average net selling price.............................  $    730   $    735   $   (5)   -0.7%
     Average paperboard cost...............................       390        407      (17)   -4.2%
                                                             --------   --------   ------   -----
       Tube and core gross paper margin....................  $    340   $    328   $   12     3.7%
                                                             ========   ========   ======   =====

     Consolidated net sales for the year ended December 31, 1999 increased 20.8 percent to $890.1 million from $736.9 million in 1998. Acquisitions accounted for $144.2 million of sales during 1999. These acquisitions included Carolina Component Concepts, Inc., International Paper Company's Sprague boxboard mill, Halifax Paperboard Co., Inc., Tenneco Packaging, Inc.'s folding carton division and Carolina Converting, Inc., all completed in 1999, and Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, Etowah Recycling, Inc., Tenneco Packaging, Inc.'s 20 percent interest in the CPI partnership and Boxall, Inc., completed in 1998. Excluding acquisitions, net sales increased 1.2 percent. This increase was due to higher sales from the tube, core and composite containers and carton and custom packaging segments.

     Total paperboard tonnage for 1999 increased 15.0 percent to 1,155,500 tons from 1,004,500 tons. Excluding acquisitions, total paperboard tonnage declined
1.2 percent to 992.3 thousand tons. Lower shipments of converted paperboard products and lower shipments of unconverted paperboard to external customers in the folding carton and other specialty end-use markets were partially offset by higher shipments of unconverted paperboard to the gypsum facing paper market. Excluding acquisitions, outside purchases decreased 26.3 percent to 62.4 thousand tons. Tons sold from paperboard mill production increased 15.8 percent for 1999 to 1,064,900 tons compared with 919.8 thousand tons last year and increased 0.5 percent excluding acquisitions. Total tonnage converted increased 12.8 percent for 1999 to 446.1 thousand tons versus 395.5 thousand tons in 1998 but declined 1.7 percent from last year excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 7.2 and 3.0 percent, respectively.

     Gross margin for 1999 decreased to 23.2 percent of net sales from 27.1 percent in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations combined with lower margins in the paperboard segment, partially offset by higher margins in the tube, core and composite containers segment.

     Operating income for 1999 was $80.7 million, a decrease of $14.2 million, or 14.9 percent from 1998. Operating income at comparable facilities declined $7.5 million, or 7.9 percent. This decline was due primarily to lower margins in the paperboard segment, partially offset by improved results in the tube, core and composite containers and carton and custom packaging segments. Selling, general and administrative expenses increased by $20.7 million in 1999 versus 1998 due primarily to acquisitions and increased information technology costs.

     Interest expense increased 58.4 percent to $25.5 million for 1999 from $16.1 million in 1998 due to higher average borrowings under the revolving credit facility and the June 1, 1999 public debt securities offering.

     Equity income from unconsolidated affiliates was $9.2 million, up 114.1 percent from 1998 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

     Net income decreased 20.7 percent to $41.1 million from $51.8 million in 1998. Diluted net income per common share decreased 20.1 percent to $1.63 for 1999 from $2.04 in 1998.

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

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1998       1997     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production..........................     919.8      928.6     (8.8)   -0.9%
  Outside purchases........................................      84.7       78.2      6.5     8.3%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,004.5    1,006.8     (2.3)   -0.2%
                                                             ========   ========   ======   =====
Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal).................................     199.4      200.2     (0.8)   -0.4%
     Outside purchases.....................................      23.4       23.4      0.0     0.0%
                                                             --------   --------   ------   -----
  Tube, core and can converted products....................     222.8      223.6     (0.8)   -0.4%
  Unconverted paperboard...................................      40.8       38.6      2.2     5.7%
                                                             --------   --------   ------   -----
          Tube, core and can volume........................     263.6      262.2      1.4     0.5%

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1998       1997     CHANGE   CHANGE
                                                             --------   --------   ------   ------
  Folding carton volume
     Paperboard (internal).................................      52.0       31.2     20.8    66.7%
     Outside purchases.....................................      38.4       30.0      8.4    28.0%
                                                             --------   --------   ------   -----
  Folding cartons..........................................      90.4       61.2     29.2    47.7%
  Unconverted paperboard...................................     202.6      226.2    (23.6)  -10.4%
                                                             --------   --------   ------   -----
          Folding carton volume............................     293.0      287.4      5.6     1.9%
  Gypsum facing paper volume
     Unconverted paperboard................................     239.1      245.5     (6.4)   -2.6%
     Outside purchases (for resale)........................      16.1       15.8      0.3     1.9%
                                                             --------   --------   ------   -----
          Gypsum facing volume.............................     255.2      261.3     (6.1)   -2.3%
  Other specialty volume
     Paperboard (internal).................................      75.5       64.5     11.0    17.1%
     Outside purchases.....................................       6.8        9.0     (2.2)  -24.4%
                                                             --------   --------   ------   -----
  Other specialty converted products.......................      82.3       73.5      8.8    12.0%
  Unconverted paperboard...................................     110.4      122.4    (12.0)   -9.8%
                                                             --------   --------   ------   -----
          Other specialty volume...........................     192.7      195.9     (3.2)   -1.6%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,004.5    1,006.8     (2.3)   -0.2%
                                                             ========   ========   ======   =====
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price...................  $    413   $    410   $    3     0.7%
     Average same-mill recovered fiber cost................        71         82      (11)  -13.4%
                                                             --------   --------   ------   -----
       Paperboard mill gross paper margin..................  $    342   $    328   $   14     4.3%
                                                             ========   ========   ======   =====
  Tube and core:
     Average net selling price.............................  $    735   $    722   $   13     1.8%
     Average paperboard cost...............................       407        404        3     0.7%
                                                             --------   --------   ------   -----
          Tube and core gross paper margin.................  $    328   $    318   $   10     3.1%
                                                             ========   ========   ======   =====

     Consolidated net sales for the year ended December 31, 1998 increased 10.3 percent to $736.9 million from $668.1 million in 1997. Acquisitions accounted for $91.1 million of sales during 1998. These acquisitions included Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, Etowah Recycling,Inc., Tenneco Packaging, Inc.'s 20 percent interest in the CPI partnership, and Boxall, Inc., all completed in 1998, and The New General Packaging Service, Oak Tree Packaging Corporation, and Baxter Tube Company, completed in 1997. Excluding acquisitions, net sales declined 3.3 percent. This decline was due primarily to lower sales volume in the paperboard and tube and core segments, partially offset by higher sales from the carton and custom packaging segment.

     Total paperboard tonnage for 1998 decreased 0.2 percent to 1,005,000 tons compared with 1997. Excluding acquisitions, total paperboard tonnage declined
4.0 percent to 967 thousand tons. This decline was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the folding carton and other specialty end-use markets. Excluding acquisitions, outside purchases (purchases of various grades of paperboard for internal conversion and gypsum facing paper for resale) decreased 13.8 percent to 67.4 thousand tons. Tons sold from paperboard mill production decreased 0.9 percent for 1998 versus 1997 and declined 3.2 percent excluding the Chesapeake Paperboard acquisition. Total tonnage converted increased 10.4 percent in 1998 versus 1997 and was unchanged excluding acquisitions. Excluding acquisitions, volumes by end-use market were as follows: tube, core and can volume decreased
1.2 percent; folding carton volume decreased 5.5 percent; and other specialty volume decreased 7.6 percent.

     Gross margin for 1998 decreased to 27.1 percent of net sales from 27.7 percent in 1997. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the

Company's other operations combined with lower margins in the carton and custom packaging segment. These lower margins were partially offset by improved same-mill margins in the paperboard segment.

     Operating income decreased $1.3 million, or 1.4 percent,to $94.9 million from $96.2 million last year. Operating income at comparable facilities declined $4.2 million,or 4.3 percent. This decline was due primarily to weaker volume, partially offset by improved gross paper margins combined with the Company's overall cost cutting initiatives. Selling, general and administrative expenses increased by $16.1 million in 1998 versus 1997 due primarily to acquisitions and increased information systems costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1999, the Company had loans of $140.0 million outstanding under its revolving credit facility versus $147.0 million on December 31, 1998. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's investment grade rating,as defined in the revolving credit agreement. For the years ended December 31, 1999 and 1998 the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 5.44 percent, and
5.80 percent, respectively. At December 31, 1999 and 1998, long-term debt consisted of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
7.375 percent 10-year notes (net of unamortized discount)...  $198,691   $     --
7.74 percent senior notes...................................    82,750     82,750
Other notes payable.........................................     4,913     26,234
                                                              --------   --------
                                                               286,354    108,984
Less current maturities.....................................    16,615     26,103
                                                              --------   --------
                                                              $269,739   $ 82,881
                                                              ========   ========

     In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7.375 percent notes due June 1, 2009. The notes were issued at a discount to yield an effective interest rate of 7.473 percent and pay interest semi-annually. The notes are unsecured obligations of the Company. Proceeds, net of the issuance discount and after deducting underwriting and other costs, were $196.7 million and were largely used to repay revolving credit loans.

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

     Cash generated from operations was $90.8 million for the year ended December 31, 1999 compared with $94.7 million last year. The decrease in 1999 compared to the same period last year was due primarily to lower net income and unfavorable changes in working capital.

     Capital expenditures, excluding acquisitions, were $35.7 million in 1999 versus $40.7 million for the same period last year. Aggregate capital expenditures of approximately $44.3 million are anticipated for 2000.

     In March 1999, the Company acquired 67 percent of the outstanding stock of Carolina Component Concepts, Inc. in exchange for 225,000 shares of the Company's common stock, valued at approximately $6.0 million. As a result of this transaction, the Company now owns 100 percent of CCC's common stock. CCC operates a specialty converting facility, located in Mooresville, North Carolina.

     In April 1999, the Company acquired the assets of International Paper Company's Sprague boxboard mill for approximately $103.2 million in cash plus $4.7 million of assumed debt. In addition, as part of the acquisition, the Company expects to settle approximately $23.9 million in liabilities. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons.

     Also in April 1999, the Company acquired the assets and assumed certain liabilities of Halifax Paper Board Company, Inc. in exchange for 34,256 shares of the Company's common stock valued at $802 thousand and repayment of approximately $5.6 million of Halifax's debt. Halifax operates a paperboard mill in Roanoke Rapids, North Carolina that produces specialty paperboard and a specialty paperboard converting plant whose operations have recently been relocated to Greenville, South Carolina.

     In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging, Inc.'s folding carton division for approximately $72.7 million in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; Salt Lake City, Utah and five sales and technical support centers.

     In September 1999, the Company acquired all of the outstanding stock of Carolina Converting, Inc. in exchange for 480,309 shares of the Company's common stock, subject to a post-closing working capital adjustment, valued at approximately $11.2 million and repayment of $2.0 million of CCI's debt. CCI operates a specialty converting and packaging facility located in Fayetteville, North Carolina.

     Cash dividends of $18.0 million were paid in 1999 versus $16.2 million in the same period last year. The Company's Senior Notes agreement and its revolving credit agreement contain no specific limitations on the payment of dividends.

     The Company did not purchase any shares of its common stock during 1999 pursuant to its common stock purchase plan. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 831,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

     The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

YEAR 2000

     The Company uses software and related information technologies and other equipment throughout its business that could be affected by the failure to correctly interpret and process dates after 1999. Accordingly, the Company attempted to identify and assess its areas of risk related to the year 2000 issue. As called for in its overall plan to prepare for the year 2000, the Company conducted a comprehensive inventory and evaluation of its information technology ("IT") systems to determine their year 2000 compliance. The primary financial computer systems were upgraded in December of 1997 and are year 2000 compliant, as are the Company's computerized financial software systems. Certain systems at individual operating Company sites, primarily involving order entry, shipping and inventory control, have undergone remediation and replacement as needed. Non-IT electronic equipment, including equipment engaged in manufacturing and other processes, was tested and modified or replaced as needed. The remediation and replacement efforts were complete as of the end of 1999. The Company also made efforts to identify third parties that might be unable to become year 2000 compliant and to make contingency plans.

     The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue was approximately $4.2 million. This amount does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The Company's year 2000 efforts were funded primarily from the existing IT budget and had been ongoing since 1997. The total costs of these efforts represent approximately 20% of the total IT budget for the three-year period ending 1997-1999.

     The Company did not experience any disruptions to its business as the result of the change to calendar year 2000 and has not been made aware of any problems to date as the result of such change, but there can be no assurance that the Company will not experience any year 2000 related issues in the future.

FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934,that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's actual financial results, performance or condition are fluctuations in raw material prices and the economy in general, the degree and nature of competition, demand for the Company's products, changes in government regulations, the Company's ability to complete acquisitions and integrate the operations of acquired businesses, and other matters discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1999, the Company had outstanding borrowings of approximately $200,000,000 related to an issuance of public debt securities registered with the Securities and Exchange Commission in June of 1999. The
7.375 percent notes were issued at a discount to yield an effective interest rate of 7.473 percent. The notes pay interest semiannually, and are unsecured obligations of the Company. The Company has a $400,000,000 five year bank revolving credit facility, with interest computed using the Company's choice of
(a) the Eurodollar rate plus a margin or (b) the higher of the federal funds rate plus a margin or the bank's prime lending rate. As of December 31, 1999, borrowings of $140,000,000 were outstanding under the bank revolving credit facility at a weighted average interest rate of 6.45 percent. In addition, the Company had senior notes dated October 8, 1992, which are payable to an insurance company in five equal installments of $16,550,000 beginning October 8, 2000. Interest on the notes accrues at 7.74 percent and is payable semiannually. As of December 31, 1999, $260,000,000 of committed credit was available under the bank revolving facility. The Company's senior management establishes parameters of the Company's financial risk, which has been approved by the board of directors. The Company does not utilize derivatives for speculative purposes. The Company also does not hedge interest rate exposure through the use of swaps and options and does not hedge foreign exchange exposure through the use of forward contracts.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the referenced notes in the Company's consolidated financial statements. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. The table below presents principal amounts and related weighted average interest rates by year or expected maturity for the Company's debt obligations as of December 31, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

                                                       EXPECTED MATURITY DATE -- DECEMBER 31, 1999
                                         ------------------------------------------------------------------------
                                          2000      2001       2002      2003      2004     THEREAFTER    TOTAL
                                         -------   -------   --------   -------   -------   ----------   --------
                                                                      (IN THOUSANDS)
7.74% Senior Notes (Note 6)
  Fixed Rate...........................  $16,550   $16,550   $ 16,550   $16,550   $16,550    $     --    $ 82,750
  Average interest rate................     7.74%     7.74%      7.74%     7.74%     7.74%                   7.74%
7.375% 10-year Notes (Note 6)..........                                                      $200,000    $200,000
  Average interest rate................                                                          7.47%       7.47%
Revolving Credit Facility (Note 5)
  Variable Rate........................                      $140,000                                    $140,000
  Average interest rate................                          6.45%                                       6.45%

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CARAUSTAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  18,771   $   2,610
  Receivables, net of allowances for doubtful accounts,
     returns, and discounts of $2,418 and $1,069 in 1999 and
     1998, respectively.....................................    108,819      76,394
  Inventories...............................................     89,770      67,544
  Refundable income taxes...................................      1,985       1,365
  Other current assets......................................      7,777       6,790
                                                              ---------   ---------
          Total current assets..............................    227,122     154,703
                                                              ---------   ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     12,312       6,530
  Buildings and improvements................................    125,126      97,942
  Machinery and equipment...................................    580,892     415,653
  Furniture and fixtures....................................      8,984       7,837
                                                              ---------   ---------
                                                                727,314     527,962
  Less accumulated depreciation.............................   (247,458)   (203,492)
                                                              ---------   ---------
          Property, plant and equipment, net................    479,856     324,470
                                                              ---------   ---------
GOODWILL, net of accumulated amortization of $11,712 and
  $7,994 in 1999 and 1998, respectively.....................    140,763     120,127
                                                              ---------   ---------
OTHER ASSETS................................................     30,902      19,497
                                                              ---------   ---------
                                                              $ 878,643   $ 618,797
                                                              =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt................................  $  16,615   $  26,103
  Accounts payable..........................................     62,454      47,040
  Accrued liabilities.......................................     43,755      25,631
  Dividends payable.........................................      4,572       4,476
                                                              ---------   ---------
          Total current liabilities.........................    127,396     103,250
                                                              ---------   ---------
REVOLVING CREDIT LOANS......................................    140,000     147,000
                                                              ---------   ---------
LONG-TERM DEBT, less current maturities.....................    269,739      82,881
                                                              ---------   ---------
DEFERRED INCOME TAXES.......................................     49,153      43,437
                                                              ---------   ---------
DEFERRED COMPENSATION.......................................      3,164       3,889
                                                              ---------   ---------
OTHER LIABILITIES...........................................      9,786       4,375
                                                              ---------   ---------
MINORITY INTEREST...........................................        946         591
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
     authorized, no shares issued in 1999 and 1998..........         --          --
  Common stock, $.10 par value; 60,000,000 shares
     authorized, 25,488,280 and 24,681,358 shares issued and
     outstanding in 1999 and 1998, respectively.............      2,549       2,468
  Additional paid-in capital................................    149,509     130,240
  Retained earnings.........................................    126,935     103,991
  Accumulated other comprehensive income....................       (534)     (3,325)
                                                              ---------   ---------
                                                                278,459     233,374
                                                              ---------   ---------
                                                              $ 878,643   $ 618,797
                                                              =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES.......................................................    $936,928      $774,312      $696,093
FREIGHT.....................................................      46,839        37,454        27,955
                                                                --------      --------      --------
          Net sales.........................................     890,089       736,858       668,138
COST OF SALES...............................................     683,576       536,925       482,964
                                                                --------      --------      --------
          Gross profit......................................     206,513       199,933       185,174
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     125,784       105,052        88,978
                                                                --------      --------      --------
          Operating income..................................      80,729        94,881        96,196
                                                                --------      --------      --------
OTHER (EXPENSE) INCOME:
  Interest expense..........................................     (25,456)      (16,072)      (14,111)
  Interest income...........................................         603           334           312
  Equity in income of unconsolidated affiliates.............       9,224         4,308         1,665
  Other, net................................................        (459)         (433)         (674)
                                                                --------      --------      --------
                                                                 (16,088)      (11,863)      (12,808)
                                                                --------      --------      --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............      64,641        83,018        83,388
MINORITY INTEREST...........................................        (356)         (730)       (1,721)
PROVISION FOR INCOME TAXES..................................      23,216        30,470        30,543
                                                                --------      --------      --------
NET INCOME..................................................    $ 41,069      $ 51,818      $ 51,124
                                                                ========      ========      ========
BASIC INCOME PER COMMON SHARE...............................    $   1.64      $   2.05      $   2.05
                                                                ========      ========      ========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.........      25,078        25,244        24,939
                                                                ========      ========      ========
DILUTED INCOME PER COMMON SHARE.............................    $   1.63      $   2.04      $   2.03
                                                                ========      ========      ========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......      25,199        25,423        25,216
                                                                ========      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                            ACCUMULATED
                                                COMMON STOCK       ADDITIONAL                  OTHER
                                             -------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                               SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                                             ----------   ------   ----------   --------   -------------   --------
BALANCE, December 31, 1996.................  25,053,460   $2,505    $140,144    $ 32,209      $(4,288)     $170,570
  Net income...............................          --       --          --      51,124           --        51,124
  Issuance of common stock for
    acquisitions...........................     985,041       99      27,078          --           --        27,177
  Issuance of common stock under
    nonqualified stock option plans........     301,410       30       4,181          --           --         4,211
  Issuance of common stock under 1993 stock
    purchase plan..........................      94,923       10       2,309          --           --         2,319
  Issuance of common stock under director
    equity plan............................       1,836       --          62          --           --            62
  Purchase and retirement of common
    stock..................................  (1,106,000)    (111)    (29,332)         --           --       (29,443)
  Pension liability adjustment.............          --       --          --          --        2,364         2,364
  Foreign currency translation
    adjustment.............................          --       --          --          --           57            57
  Dividends declared of $.58 per share.....          --       --          --     (14,510)          --       (14,510)
                                             ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 1997.................  25,330,670    2,533     144,442      68,823       (1,867)      213,931
  Net income...............................          --       --          --      51,818           --        51,818
  Issuance of common stock for
    acquisitions...........................     369,073       37      10,094          --           --        10,131
  Issuance of common stock under 1993 stock
    purchase plan..........................      21,636        2         914          --           --           916
  Issuance of common stock under 1998 stock
    purchase plan..........................       1,202       --          34          --           --            34
  Issuance of common stock under director
    equity plan............................       2,077       --          65          --           --            65
  Purchase and retirement of common
    stock..................................  (1,043,300)    (104)    (25,309)         --           --       (25,413)
  Pension liability adjustment.............          --       --          --          --       (1,478)       (1,478)
  Foreign currency translation
    adjustment.............................          --       --          --          --           20            20
  Dividends declared of $.66 per share.....          --       --          --     (16,650)          --       (16,650)
                                             ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 1998.................  24,681,358    2,468     130,240     103,991       (3,325)      233,374
  Net income...............................          --       --          --      41,069           --        41,069
  Issuance of common stock for
    acquisitions...........................     739,565       74      17,889          --           --        17,963
  Issuance of common stock under
    nonqualified stock option plan.........      19,000        2         252          --           --           254
  Issuance of common stock under 1993 stock
    purchase plan..........................      21,828        3         679          --           --           682
  Issuance of common stock under 1998 stock
    purchase plan..........................      20,371        2         302          --           --           304
  Issuance of common stock under director
    equity plan............................       2,930       --          77          --           --            77
  Pension liability adjustment.............          --       --          --          --        2,877         2,877
  Foreign currency translation
    adjustment.............................          --       --          --          --          (86)          (86)
  Dividends declared of $.72 per share.....       3,228       --          70     (18,125)          --       (18,055)
                                             ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 1999.................  25,488,280   $2,549    $149,509    $126,935      $  (534)     $278,459
                                             ==========   ======    ========    ========      =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999        1998        1997
                                                              ----------   ---------   ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $  41,069    $ 51,818    $ 51,124
                                                              ---------    --------    --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     52,741      38,705      33,661
     Equity in income of unconsolidated affiliates..........     (9,224)     (4,308)     (1,665)
     Change in deferred income taxes........................      9,072       8,076       1,109
     Provision for deferred compensation....................        292         519         279
     Minority interest......................................        356         730       1,721
     Changes in operating assets and liabilities, net of
       acquisitions:
       Receivables..........................................    (11,665)      1,531      (4,820)
       Inventories..........................................      2,831         740      (5,245)
       Other current assets.................................      2,303      (1,111)     (2,046)
       Accounts payable and accrued liabilities.............      3,696      (2,866)    (11,057)
       Income taxes.........................................       (669)        833       7,783
                                                              ---------    --------    --------
          Total adjustments.................................     49,733      42,849      19,720
                                                              ---------    --------    --------
          Net cash provided by operating activities.........     90,802      94,667      70,844
                                                              ---------    --------    --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (35,696)    (40,716)    (36,275)
  Acquisition of businesses, net of cash acquired...........   (177,881)    (14,488)    (22,032)
  Cash acquired in stock acquisition........................        499          81       1,083
  Other.....................................................        504         262       2,073
                                                              ---------    --------    --------
          Net cash used in investing activities.............   (212,574)    (54,861)    (55,151)
                                                              ---------    --------    --------
FINANCING ACTIVITIES:
  Distributions to CPI partner..............................         --      (3,100)         --
  Proceeds from note issuance...............................    196,733          --          --
  Proceeds from revolving credit loans......................    158,000      80,000      85,000
  Repayments of revolving credit loans......................   (165,000)    (62,000)    (56,000)
  Repayments of long and short-term debt....................    (33,750)    (11,918)    (14,101)
  Dividends paid............................................    (17,995)    (16,227)    (13,959)
  Proceeds from issuances of stock..........................        761         755       2,986
  Purchases of stock........................................         --     (25,275)    (29,443)
  Other.....................................................       (816)       (822)       (774)
                                                              ---------    --------    --------
          Net cash provided by (used in) financing
            activities......................................    137,933     (38,587)    (26,291)
                                                              ---------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     16,161       1,219     (10,598)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      2,610       1,391      11,989
                                                              ---------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  18,771    $  2,610    $  1,391
                                                              =========    ========    ========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for interest................................  $  25,480    $ 15,048    $ 14,186
                                                              =========    ========    ========
  Cash payments for income taxes............................  $  16,849    $ 23,844    $ 22,655
                                                              =========    ========    ========
  Stock issued for acquisitions.............................  $  17,963    $ 10,131    $ 27,177
                                                              =========    ========    ========
  Note payable issued for acquisition.......................  $      --    $ 26,000    $     --
                                                              =========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

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

INVENTORIES

     Inventories are carried at the lower of cost or market. Cost includes materials, labor, and overhead. Market, with respect to all inventories, is replacement cost. Substantially all inventories (approximately 96 percent and 90 percent at December 31, 1999 and 1998, respectively) are valued using the first-in, first-out method. Reserves related to inventories valued using the last-in, first-out method are not significant.

     Inventories at December 31, 1999 and 1998 were as follows (in thousands):

                                                               1999      1998
                                                              -------   -------
Raw materials and supplies..................................  $40,753   $32,570
Finished goods and work in process..........................   49,017    34,974
                                                              -------   -------
                                                              $89,770   $67,544
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

                           CARAUSTAR INDUSTRIES, INC.

REVENUE RECOGNITION

     The Company recognizes revenue at the time of shipment of products.

SELF-INSURANCE

     The Company is self-insured for the majority of its workers' compensation costs and group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims and such liabilities are not discounted.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation. "Net assets of the non-U.S. subsidiaries are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in shareholders' equity. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

GOODWILL

     Goodwill is amortized using the straight-line method over periods ranging up to 40 years. The Company periodically evaluates goodwill for impairment. In completing this evaluation, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying amount of goodwill has not been impaired.

INCOME PER SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options outstanding during 1999, 1998, and 1997 added 121,000, 179,000, and 277,000, respectively, to the weighted average shares outstanding for purposes of calculating diluted income per share.

COMPREHENSIVE INCOME

     Total comprehensive income, consisting of net income plus other nonowner changes in equity for the years ended December 31, 1999, 1998, and 1997, was $43,860,000, $50,360,000, and $53,545,000, respectively. Components of accumulated other comprehensive income (loss) at December 31,1999 and 1998 consist of pension liability adjustments of $0 and $(2,877,000), respectively, and foreign currency translation adjustments of $(534,000) and $(448,000), respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133."This statement defers the

                           CARAUSTAR INDUSTRIES, INC.

effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

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

3. ACQUISITIONS

     Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16, and as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 1999, 1998, and 1997 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     In March 1999, the Company acquired 67 percent of the outstanding stock of Carolina Component Concepts Inc. ("CCC") in exchange for 225,000 shares of the Company's common stock, valued at approximately $6,000,000. As a result of this transaction, the Company now owns 100 percent of CCC's common stock. CCC operates a specialty converting facility located in Mooresville, North Carolina. Goodwill of approximately $5,400,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In April 1999, the Company acquired the operating assets of International Paper Company's Sprague boxboard mill for approximately $103,200,000 in cash plus $4,700,000 of assumed debt. In addition, as part of the acquisition, the Company expects to settle approximately $23,900,000 in liabilities, including liabilities related to future losses on contractual sales commitments. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons. Goodwill of approximately $7,900,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     Also in April 1999, the Company acquired the assets and assumed certain liabilities of Halifax Paper Board Company, Inc. ("Halifax") in exchange for 34,256 shares of the Company's common stock valued at $802,000 and repayment of $5,560,000 of Halifax's debt. Halifax operates a paperboard mill in Roanoke Rapids, North Carolina, that produces specialty paperboard and a specialty paperboard converting plant whose

                           CARAUSTAR INDUSTRIES, INC.

operations have recently been relocated to Greenville, South Carolina. No goodwill was recorded in connection with this acquisition.

     In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging Inc.'s folding carton division for approximately $72,700,000 in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; Salt Lake City, Utah, and five sales and technical support centers. Goodwill of approximately $900,000 was recorded in conjunction with the acquisition and is being amortized over 40 years.

     In September 1999, the Company acquired all of the outstanding stock of Carolina Converting Inc. ("CCI") in exchange for 480,309 shares of the Company's common stock, subject to a postclosing working capital adjustment, valued at approximately $11,200,000 and repayment of $2,000,000 of CCI's debt. CCI operates a specialty converting and packaging facility located in Fayetteville, North Carolina. Goodwill of approximately $9,640,000 was recorded in conjunction with the acquisition and is being amortized over 40 years.

     In March 1998, the Company acquired all of the outstanding common stock of Chesapeake Paperboard Company ("Chesapeake") and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, for approximately $21,000,000, including approximately $8,150,000 of Chesapeake's debt, which was repaid by the Company. Chesapeake Paperboard Company, located in Baltimore, Maryland, produces recycled paperboard used primarily in the folding carton and other specialty markets. Chesapeake Fiber Packaging Corporation, located in Hunt Valley, Maryland, manufactures folding cartons and specialty corrugated products. No goodwill was recorded in connection with the acquisition.

     In May 1998, the Company acquired all of the outstanding stock of Etowah Recycling, Inc. ("Etowah") in exchange for approximately 140,000 shares of the Company's common stock, valued at approximately $4,700,000. Simultaneously, the Company repaid Etowah's debt of approximately $2,100,000. Etowah operates two recovered fiber facilities located in Canton, Georgia, and Hardeeville, South Carolina. Goodwill of approximately $3,300,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In June 1998, the Company acquired Tenneco Packaging, Inc.'s ("TPI") 20 percent interest in the CPI partnership for $27,400,000. The CPI partnership had operated as a joint venture of the Company and TPI since July 1996. As a result of this transaction, the Company now owns 100 percent of CPI's operations, which include clay-coated recycled paperboard mills located in Rittman, Ohio, and Tama, Iowa, and recovered fiber recycling and brokerage operations located in Rittman and Cleveland, Ohio. The purchase price consisted of $1,400,000 in cash paid at closing and a note payable to TPI for the remaining $26,000,000 paid in June 1999. Goodwill of approximately $9,700,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In October 1998, the Company acquired all of the outstanding stock of Boxall, Inc. ("Boxall") in exchange for approximately 230,000 shares of the Company's common stock valued at approximately $5,500,000. Simultaneously,the Company repaid Boxall's debt of approximately $1,500,000. Boxall operates a folding carton manufacturing facility in Birmingham, Alabama. Goodwill of approximately $4,900,000 was recorded in connection with the acquisition and is being amortized over 40 years.

                           CARAUSTAR INDUSTRIES, INC.

     The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 1998. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 1998 or the results which may occur in the future (in thousands, except per share data):

                                                                1999       1998
                                                              --------   --------
Net sales...................................................  $961,979   $982,014
Net income..................................................    38,328     46,910
Diluted income per common share.............................      1.50       1.78

4. EQUITY INTEREST IN UNCONSOLIDATED AFFILIATE

     On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum LLC ("Standard"). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10,800,000 in cash. Standard is operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. The Company's equity interest in the earnings of Standard for the years ended December 31, 1999, 1998, and 1997, was $9,218,000, $4,343,000 and
$1,703,000, respectively. During April 1998, Standard entered into a loan agreement with a financial institution for credit facilities in an amount not to exceed $61,000,000. Proceeds of the new credit facility were used to fund the construction of a green field gypsum wallboard plant in Cumberland City, Tennessee which began operation in the fourth quarter of 1999. Borrowings under the credit facility were $19,000,000 at December 31, 1998. During 1999, Standard received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56,200,000. The proceeds of the bond issuances were used to pay off the borrowings under the credit facility and fund the remaining construction of the plant. The Company received distributions based on its equity interest in Standard of $1,000,000 and $1,500,000 in 1999 and 1998, respectively. No distributions were received in 1997.

     Summarized financial information for Standard at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, respectively, is as follows (in thousands):

                                                               1999      1998
                                                              -------   -------
Current assets..............................................  $25,960   $11,213
Noncurrent assets...........................................   76,920    36,921
Current liabilities.........................................    7,270     5,926
Noncurrent liabilities......................................   56,274    19,000

                                                             1999      1998      1997
                                                            -------   -------   -------
Net sales.................................................  $55,875   $38,711   $32,312
Gross profit..............................................   25,307    12,315     6,729
Income from continuing operations.........................   18,128     8,638     3,400
Net income................................................   18,128     8,638     3,400

5. REVOLVING CREDIT FACILITY

     The Company has a $400,000,000 five-year bank revolving credit facility which may be increased up to $500,000,000 and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. Interest under the facility is computed using the Company's choice of (a) the Eurodollar rate plus a margin or (b) the higher of the federal funds rate plus a margin or the bank's prime lending rate. As of December 31, 1999 and 1998, borrowings of $140,000,000 and $147,000,000,

                           CARAUSTAR INDUSTRIES, INC.

respectively, were outstanding under the revolving credit facility at weighted average interest rates of 6.45 percent and 5.57 percent, respectively.

6. LONG-TERM DEBT

     At December 31, 1999 and 1998, long-term debt consisted of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
7.375 percent ten-year notes................................  $198,691   $     --
7.74 percent senior notes...................................    82,750     82,750
Other notes payable.........................................     4,913     26,234
                                                              --------   --------
                                                               286,354    108,984
Less current maturities.....................................    16,615     26,103
                                                              --------   --------
                                                              $269,739   $ 82,881
                                                              ========   ========

     The senior notes dated October 8, 1992 (the "Notes") are payable to an insurance company in five equal annual installments of $16,550,000 beginning October 8, 2000. Interest on the Notes accrues at 7.74 percent and is payable semiannually. The Notes also provide for optional prepayments, in whole or in part, with a penalty, as defined, during specified periods.

     The Notes and revolving credit facility (Note 5) contain certain restrictive covenants on the part of the Company, including (but not limited to) sales of assets, incurrence of additional indebtedness, capital expenditures, maintenance of certain leverage, interest coverage ratios (as defined), investments, and minimum working capital requirements.

     In 1998, the Company registered with the Securities and Exchange Commission a total of $300,000,000 in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, the Company issued $200,000,000 in aggregate principal amount of its 7.375 percent notes due June 1, 2009. The 7.375 percent notes were issued at a discount to yield an effective interest rate of 7.473 percent and pay interest semiannually. The 7.375 percent notes are unsecured obligations of the Company. Proceeds, net of the issuance discount and after deducting underwriting and other costs, were $196,733,000 and were largely used to repay revolving credit loans.

     Aggregate maturities of long-term debt at December 31, 1999 are as follows (in thousands):

2000........................................................  $ 16,615
2001........................................................    16,604
2002........................................................    16,595
2003........................................................    16,598
2004........................................................    16,550
Thereafter..................................................   203,392
                                                              --------
                                                              $286,354
                                                              ========

                           CARAUSTAR INDUSTRIES, INC.

7. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional amount for mileage. Rental expense on operating leases for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands):

                                                               1999      1998     1997
                                                              -------   ------   ------
Minimum rentals.............................................  $11,698   $9,209   $6,905
Contingent rentals..........................................      377      326      371
                                                              -------   ------   ------
                                                              $12,075   $9,535   $7,276
                                                              =======   ======   ======

     The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 (in thousands):

2000........................................................  $11,895
2001........................................................    8,863
2002........................................................    6,680
2003........................................................    4,072
2004........................................................    2,442
Thereafter..................................................   11,725
                                                              -------
                                                              $45,677
                                                              =======

LITIGATION

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8. STOCK OPTION AND DEFERRED COMPENSATION PLANS

DIRECTOR EQUITY PLAN

     During 1996, the Company's board of directors approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company ("Eligible Directors") are paid a portion of their fees in the Company's common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company's common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 1999, 1998, and 1997, 2,930, 2,077, and 1,836 shares, respectively, of common stock and options to purchase 6,000 shares of common stock were issued under this plan in each year.

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

                           CARAUSTAR INDUSTRIES, INC.

     During 1992, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1993 Plan") which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock ("bonus share") for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The Company's board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. During 1997, the Company issued 189,215 qualified incentive stock options under the 1993 Plan. During 1997, the Company issued 31,816 bonus shares with an aggregate market value of $934,000. Compensation expense of approximately $336,000, $457,000, and $451,000 related to bonus shares was recorded in 1999, 1998, and 1997, respectively.

     During 1998, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1998 Plan") which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120 percent of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods. The Company's board of directors authorized 1,600,000 common shares for grant under the 1998 Plan. During 1999 and 1998, the Company issued 363,728 and 235,404 options, respectively, under the 1998 Plan. During 1999 and 1998, the Company issued 9,374 and 1,202 shares, respectively, of restricted stock. The Company recorded approximately $20,000 of compensation expense related to the issuance of restricted stock during 1999.

     A summary of stock option activity for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at December 31, 1996............................    904,041    $12.06
  Granted...................................................    195,215     30.13
  Forfeited.................................................    (13,805)    21.84
  Exercised.................................................   (364,813)     7.10
                                                              ---------
Outstanding at December 31, 1997............................    720,638     19.27
  Granted...................................................    241,404     35.60
  Forfeited.................................................     (6,215)    24.89
  Exercised.................................................    (34,204)    17.53
                                                              ---------
Outstanding at December 31, 1998............................    921,623     23.57
  Granted...................................................    369,728     27.18
  Forfeited.................................................    (22,450)    31.20
  Exercised.................................................    (45,756)    11.98
                                                              ---------
Outstanding at December 31, 1999............................  1,223,145     24.95
                                                              =========
Options exercisable at:
  December 31, 1999.........................................    566,867     19.55
  December 31, 1998.........................................    464,844     16.20
  December 31, 1997.........................................    361,242     13.61

                           CARAUSTAR INDUSTRIES, INC.

     Summary information about the Company's stock options outstanding at December 31, 1999 is as follows:

                         OUTSTANDING AT   WEIGHTED AVERAGE   WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
                          DECEMBER 31,       REMAINING           EXERCISE        DECEMBER 31,        EXERCISE
RANGE OF EXERCISE PRICE       1999              LIFE              PRICE              1999             PRICE
-----------------------  --------------   ----------------   ----------------   --------------   ----------------
                                             (IN YEARS)
$ 4.00 - $15.00.......       145,290            1.2               $ 8.58           145,290            $ 8.58
 15.50 -  23.75.......       293,445            3.4                18.61           262,763             18.46
 24.44 -  29.75.......       288,495            8.9                25.83            23,070             26.05
 30.13 -  40.80.......       495,915            7.4                32.98           135,744             32.31
                           ---------            ---               ------           -------            ------
  4.00 -  40.80.......     1,223,145            6.0                24.95           566,867             19.55

     An accrual of approximately $254,000 and $301,000 related to the outstanding incentive stock options is included in deferred compensation in the accompanying balance sheets at December 31, 1999 and 1998, respectively.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation, "the Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1999, 1998, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 1999, 1998, and 1997:

                                                  1999          1998          1997
                                               -----------   -----------   -----------
Risk-free interest rate......................  5.09%-6.18%   4.68%-5.76%    5.4%-6.86%
Expected dividend yield......................  2.72%-2.92%   1.87%-2.97%   1.61%-2.53%
Expected option lives........................   8-10 years    8-10 years    6-10 years
Expected volatility..........................          30%           30%       25%-30%

     The total values of the options granted during the years ended December 31, 1999, 1998, and 1997 were computed to be approximately $2,600,000, $2,577,000, and $2,061,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported and pro forma net income and net income per share for the years ended December 31, 1999, 1998, and 1997 would have been as follows (in thousands, except per share data):

                                                             1999      1998      1997
                                                            -------   -------   -------
Net income:
  As reported.............................................  $41,069   $51,818   $51,124
  Pro forma...............................................   39,975    51,022    50,824
Diluted income per common share:
  As reported.............................................  $  1.63   $  2.04   $  2.03
  Pro forma...............................................     1.59      2.01      2.02

DEFERRED COMPENSATION PLANS

     The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $292,000, $324,000, and $368,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Accruals of approximately $2,644,000 and $3,312,000 related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 1999 and 1998, respectively.

                           CARAUSTAR INDUSTRIES, INC.

9. PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Substantially all of the Company's employees participate in a non-contributory defined benefit pension plan (the "Pension Plan"). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan's assets consist of shares held in collective investment funds and group annuity contracts. The Company's policy is to fund benefits attributed to employees' service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $5,526,000, $4,784,000, and $3,478,000 in 1999, 1998, and 1997, respectively.

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

     During 1996, the Company adopted a supplemental executive retirement plan ("SERP"), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 1999.

     Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
Service cost of benefits earned...........................  $ 3,236   $ 2,569   $ 2,153
Interest cost on projected benefit obligation.............    3,649     3,281     2,629
Actual gain on plan assets................................   (8,485)   (5,293)   (4,480)
Net amortization and deferral.............................    5,219     2,832     2,622
                                                            -------   -------   -------
Net pension expense.......................................  $ 3,619   $ 3,389   $ 2,924
                                                            =======   =======   =======

                           CARAUSTAR INDUSTRIES, INC.

     The table below represents a reconciliation of the funded status of the Pension Plan and the SERP to prepaid (accrued) pension cost as of December 31, 1999 and 1998 (in thousands):

                                                                   SERP           PENSION PLAN
                                                             ----------------   -----------------
                                                              1999      1998     1999      1998
                                                             -------   ------   -------   -------
Change in benefit obligation:
  Projected benefit obligation at end of prior year........  $ 2,320   $1,918   $48,558   $36,995
     Service cost..........................................      123       93     3,113     2,476
     Interest cost.........................................      190      155     3,459     3,126
     Actuarial loss (gain).................................      181      154    (1,738)    3,130
     Plan amendments.......................................       --       --       786       475
     Acquisitions..........................................       --       --     1,282     4,717
     Benefits paid.........................................       --       --    (3,106)   (2,361)
                                                             -------   ------   -------   -------
  Projected benefit obligation at end of year..............    2,814    2,320    52,354    48,558
                                                             -------   ------   -------   -------
Change in plan assets:
  Fair value of plan assets at end of prior year...........       --       --    43,196    31,725
     Actual return on plan assets..........................       --       --     8,485     5,293
     Employer contributions................................       --       --     5,526     4,784
     Benefits paid.........................................       --       --    (3,106)   (2,361)
     Acquisitions..........................................       --       --     1,005     3,755
                                                             -------   ------   -------   -------
  Fair value of plan assets at end of year.................       --       --    55,106    43,196
                                                             -------   ------   -------   -------
Funded status of the plans.................................   (2,814)  (2,320)    2,752    (5,362)
Unrecognized transition obligation.........................    1,366    1,480        --        --
Unrecognized prior service cost............................       --       --     1,168       694
Unrecognized net loss......................................      307      154     1,338     7,564
                                                             -------   ------   -------   -------
(Accrued) prepaid pension cost before minimum pension
  liability adjustment.....................................  $(1,141)  $ (686)  $ 5,258   $ 2,896
                                                             =======   ======   =======   =======
Other comprehensive income:
  Increase (decrease) in intangible asset..................  $    55   $  (22)  $  (695)  $   252
  (Increase) decrease in additional minimum pension
     liability.............................................      (55)      22     3,572    (1,730)
                                                             -------   ------   -------   -------
Other comprehensive income.................................  $    --   $   --   $ 2,877   $(1,478)
                                                             =======   ======   =======   =======

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The cumulative additional liability totaled $1,076,000 and $4,592,000 at December 31, 1999 and 1998, respectively, and has been offset by intangible assets to the extent of previously unrecognized prior service costs. Amounts in excess of previously unrecognized prior service cost are recorded as reductions in shareholders' equity.

     Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 1999 and 1998 is 7.5 percent, the rate of increase in future compensation levels is 3.0 percent and 3.5 percent at December 31, 1999 and 1998, respectively, and the expected long-term rate of return on assets is 9.5 percent.

                           CARAUSTAR INDUSTRIES, INC.

OTHER POSTRETIREMENT BENEFITS

     The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits."

     Net periodic postretirement benefit cost for the years ended December 31, 1999, 1998, and 1997 included the following components (in thousands):

                                                              1999   1998   1997
                                                              ----   ----   ----
Service cost of benefits earned.............................  $107   $ 94   $100
Interest cost on accumulated postretirement benefit
  obligation................................................   306    291    287
                                                              ----   ----   ----
Net periodic postretirement benefit cost....................  $413   $385   $387
                                                              ====   ====   ====

     Postretirement benefits totaling $550,000, $544,000, and $305,000 were paid during 1999, 1998, and 1997, respectively.

     The accrued postretirement benefit cost as of December 31, 1999 and 1998 consists of the following (in thousands):

                                                               1999      1998
                                                              -------   -------
Change in benefit obligation:
  Projected benefit obligation at end of prior year.........  $ 3,898   $ 4,063
     Service cost...........................................      107        94
     Interest cost..........................................      306       291
     Actuarial (gain) loss..................................      611       (13)
     Special termination benefits...........................      284        --
     Acquisition............................................       --         7
     Benefits paid..........................................     (550)     (544)
                                                              -------   -------
  Projected benefit obligation at end of year...............  $ 4,656   $ 3,898
                                                              =======   =======
Funded status...............................................  $(4,656)  $(3,898)
Unrecognized net loss.......................................      830       272
                                                              -------   -------
Net amount recognized.......................................  $(3,826)  $(3,626)
                                                              =======   =======

     The accumulated postretirement benefit obligations at December 31, 1999 and 1998 were determined using a weighted average discount rate of 7.5 percent. The rate of increase in the costs of covered health care benefits is assumed to be
6.5 percent in 2000, gradually decreasing to 5 percent by the year 2002. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $505,000 and would increase net periodic postretirement benefit cost by approximately $52,000 for the year ended December 31, 1999.

                           CARAUSTAR INDUSTRIES, INC.

10. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

     The provision for income taxes for the years ended December 31, 1999, 1998, and 1997 consisted of the following (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
Current:
  Federal.................................................  $11,063   $19,444   $26,128
  State...................................................    3,081     2,950     3,306
                                                            -------   -------   -------
                                                             14,144    22,394    29,434
Deferred..................................................    9,072     8,076     1,109
                                                            -------   -------   -------
                                                            $23,216   $30,470   $30,543
                                                            =======   =======   =======

     The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                              1999   1998   1997
                                                              ----   ----   ----
Federal statutory tax rate..................................  35.0%  35.0%  35.0%
State taxes, net of federal tax benefit.....................   2.7    2.7    3.2
Other.......................................................  (1.6)  (0.7)  (0.8)
                                                              ----   ----   ----
Effective tax rate..........................................  36.1%  37.0%  37.4%
                                                              ====   ====   ====

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Deferred income tax assets:
  Deferred employee benefits................................  $  2,724   $  1,677
  Postemployment benefits...................................        --         61
  Postretirement benefits other than pensions...............     1,370      1,060
  Accounts receivable.......................................       671        351
  Losses on contractual sales commitments...................     3,686         --
  Other.....................................................       481        396
                                                              --------   --------
          Total deferred income tax assets..................     8,932      3,545
                                                              --------   --------
Deferred income tax liabilities:
  Depreciation and amortization.............................   (51,894)   (41,862)
  Asset revaluations........................................    (3,846)    (3,846)
  Postemployment benefits...................................    (1,307)        --
  Other.....................................................    (1,038)    (1,274)
                                                              --------   --------
          Total deferred income tax liabilities.............   (58,085)   (46,982)
                                                              --------   --------
Valuation allowance.........................................        --         --
                                                              --------   --------
                                                              $(49,153)  $(43,437)
                                                              ========   ========

                           CARAUSTAR INDUSTRIES, INC.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
1999:
  Net sales...................................  $187,565   $212,456   $241,292   $248,776
  Gross profit................................    48,776     51,305     53,277     53,155
  Net income..................................    11,415     10,316     10,055      9,283
  Diluted income per common share.............      0.46       0.41       0.40       0.36
1998:
  Net sales...................................  $176,871   $189,658   $188,532   $181,797
  Gross profit................................    49,755     51,229     51,516     47,433
  Net income..................................    13,177     13,331     12,793     12,517
  Diluted income per common share.............      0.52       0.52       0.50       0.50

12. SEGMENT INFORMATION

     The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 6.7 percent, 7.8 percent, and 7.4 percent of the Company's sales for 1999, 1998, and 1997, respectively.

     Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

     Identifiable assets are accumulated by facility within each business segment. Corporate assets consist primarily of cash and cash equivalents; refundable income taxes; property, plant, and equipment; and investments in unconsolidated affiliates.

     The following table presents certain business segment information for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                         1999        1998       1997
                                                      ----------   --------   --------
Net sales (aggregate):
  Paperboard........................................  $  505,608   $419,421   $412,382
  Tube, core, and composite container...............     257,642    254,096    242,434
  Carton and custom packaging.......................     251,672    178,464    117,222
                                                      ----------   --------   --------
          Total.....................................  $1,014,922   $851,981   $772,038
                                                      ==========   ========   ========
Less net sales (intersegment):
  Paperboard........................................  $  120,465   $112,581   $102,311
  Tube, core, and composite container...............       3,877      2,315      1,587
  Carton and custom packaging.......................         491        227          2
                                                      ----------   --------   --------
          Total.....................................  $  124,833   $115,123   $103,900
                                                      ==========   ========   ========

                           CARAUSTAR INDUSTRIES, INC.

                                                         1999        1998       1997
                                                      ----------   --------   --------
Net sales (external customers):
  Paperboard........................................  $  385,143   $306,840   $310,071
  Tube, core, and composite container...............     253,765    251,781    240,847
  Carton and custom packaging.......................     251,181    178,237    117,220
                                                      ----------   --------   --------
          Total.....................................  $  890,089   $736,858   $668,138
                                                      ==========   ========   ========
Operating income:
  Paperboard........................................  $   58,882   $ 79,281   $ 81,312
  Tube, core, and composite container...............      20,715     18,477     18,974
  Carton and custom packaging.......................      13,010      8,053      5,804
                                                      ----------   --------   --------
                                                          92,607    105,811    106,090
Corporate expense...................................     (11,878)   (10,930)    (9,894)
                                                      ----------   --------   --------
Operating income....................................      80,729     94,881     96,196
Interest expense....................................     (25,456)   (16,072)   (14,111)
Interest income.....................................         603        334        312
Equity in income of unconsolidated affiliates.......       9,224      4,308      1,665
Other, net..........................................        (459)      (433)      (674)
                                                      ----------   --------   --------
Income before income taxes and minority interest....      64,641     83,018     83,388
Minority interest...................................        (356)      (730)    (1,721)
Provision for income taxes..........................      23,216     30,470     30,543
                                                      ----------   --------   --------
          Net income................................  $   41,069   $ 51,818   $ 51,124
                                                      ==========   ========   ========
Identifiable assets:
  Paperboard........................................  $  456,343   $294,480   $263,596
  Tube, core, and composite container...............     126,994    127,852    127,591
  Carton and custom packaging.......................     241,688    171,244    139,395
  Corporate.........................................      53,618     25,221     19,508
                                                      ----------   --------   --------
          Total.....................................  $  878,643   $618,797   $550,090
                                                      ==========   ========   ========
Depreciation and amortization:
  Paperboard........................................  $   31,410   $ 21,185   $ 19,155
  Tube, core, and composite container...............       7,580      7,808      7,099
  Carton and custom packaging.......................      12,657      9,250      6,466
  Corporate.........................................       1,094        462        941
                                                      ----------   --------   --------
          Total.....................................  $   52,741   $ 38,705   $ 33,661
                                                      ==========   ========   ========
Capital expenditures, excluding acquisitions of
  businesses:
  Paperboard........................................  $   23,745   $ 26,382   $ 21,373
  Tube, core, and composite container...............       4,550      6,966      8,331
  Carton and custom packaging.......................       5,305      6,415      5,892
  Corporate.........................................       2,096        953        679
                                                      ----------   --------   --------
          Total.....................................  $   35,696   $ 40,716   $ 36,275
                                                      ==========   ========   ========

                           CARAUSTAR INDUSTRIES, INC.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1999:

     - Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

     - Long-Term Debt. The fair values of the Company's senior notes and revolving credit facility are based on the current rates available to the Company for debt of the same remaining maturity and, as of December 31, 1999, approximate the carrying amounts. The carrying amounts of the other notes payable are assumed to approximate fair value due to the short maturity and variable rate structure of the instruments.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caraustar Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 4, 2000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Russell M. Robinson, II, Chairman of the Company's Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company's principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 115,000 of the Company's common shares as of March 1, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. Documents filed as part of the Report

          (1) The following financial statements of the Company and Report of Independent Public Accountants are included in Part II, Item 8 above.

             CONSOLIDATED FINANCIAL STATEMENTS:

                Consolidated Balance Sheets as of December 31, 1999 and 1998

                Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

     b. Reports on Form 8-K.

          No current reports on Form 8-K were filed during the quarter ending December 31, 1999.

                                                                     SCHEDULE II
                           CARAUSTAR INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO
                                                      BEGINNING    COSTS AND                  BALANCE AT
                                                       OF YEAR      EXPENSES    DEDUCTIONS*   END OF YEAR
                                                      ----------   ----------   -----------   -----------
1997:  Allowances for doubtful accounts receivable,
       returns, and discounts.......................    $1,314       $4,734       $(4,909)      $1,139
1998:  Allowances for doubtful accounts receivable,
       returns, and discounts.......................    $1,139       $6,301       $(6,371)      $1,069
1999:  Allowances for doubtful accounts receivable,
       returns, and discounts.......................    $1,069       $4,866       $(3,517)      $2,418

---------------

* Principally charges for which reserves were provided, net of recoveries.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Caraustar Industries, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a.(2) is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
-------------------------------------
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 4, 2000

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

                                          CARAUSTAR INDUSTRIES, INC.

                                          By:     /s/ H. LEE THRASH, III
                                              ----------------------------------
                                              H. Lee Thrash, III Vice President
                                              and Chief Financial Officer

                                          Date:  March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 23, 2000.

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

                    /s/ JAMES E. ROGERS
------------------------------------------------------------
                 James E. Rogers, Director

                    /s/ BOB M. PRILLAMAN
------------------------------------------------------------
                 Bob M. Prillaman, Director

                /s/ RUSSELL M. ROBINSON, II
------------------------------------------------------------
       Russell M. Robinson, II, Chairman of the Board

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.01      --  Amended and Restated Articles of Incorporation of the
               Company (Incorporated by reference -- Exhibit 3.01 to Annual
               Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02      --  Second Amended and Restated Bylaws of the Company
               (Incorporated by reference -- Exhibit 3.02 to Registration
               Statement on Form S-4 [SEC File No. 333-29937])
 4.01      --  Specimen Common Stock Certificate (Incorporated by
               reference -- Exhibit 4.01 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
 4.02      --  Articles 3 and 4 of the Company's Amended and Restated
               Articles of Incorporation (included in Exhibit 3.01)
 4.03      --  Article II of the Company's Second Amended and Restated
               Bylaws (included in Exhibit 3.02)
 4.04      --  Amended and Restated Rights Agreement, dated as of May 24,
               1999, between Caraustar Industries, Inc. and The Bank of New
               York as Rights Agent (Incorporated by reference -- Exhibit
               10.1 to current report on Form 8-K dated June 1, 1999 [SEC
               File No. 020646])
 4.05      --  Indenture, dated as of June 1, 1999, between Caraustar
               Industries, Inc. and The Bank of New York, as Trustee
               (Incorporated by reference -- Exhibit 4.05 to report on Form
               10-Q for the quarter ended June 30, 1999 [SEC File No.
               0-20646])
 4.06      --  First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference -- Exhibit 4.06 to
               report on Form 10-Q for the quarter ended June 30, 1999 [SEC
               File No. 0-20646])
10.01      --  Note Agreement, dated as of October 1, 1992, between the
               Company and the Prudential Insurance Company of America,
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
10.02      --  Amendment Agreement, dated as of June 2, 1995, between the
               Company and the Prudential Insurance Company of America
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.03 to report on
               Form 10-Q for the quarter ended September 30, 1995 [SEC File
               No. 0-20646])
10.03      --  Amendment Agreement, dated as of July 23, 1997, between the
               Company and the Prudential Insurance Company of America
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference -- Exhibit 10.03 to report on
               Form 10-Q for the quarter ended June 30, 1997 [SEC File No.
               0-20646])
10.04      --  Amendment Agreement, dated as of August 12, 1998, between the Company and the Prudential Insurance Company of America
               regarding the Company's 7.89% Senior Subordinated Notes
               (Incorporated by reference  -- Exhibit 10.04 to report on
               Form 10-Q for the quarter ended September 30, 1998 [SEC File
               No. 0-20646])
10.05*     --  Employment Agreement, dated December 31, 1990, between the
               Company and Thomas V. Brown (Incorporated by
               reference -- Exhibit 10.06 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.06      --  Asset Purchase Agreement, dated August 7, 1992, between the
               Company and Domtar Gypsum Inc. (Incorporated by
               reference -- Exhibit 10.07 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.07*     --  Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.08*     --  1987 Executive Stock Option Plan (Incorporated by
               reference -- Exhibit 10.09 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.09*     --  1993 Key Employees' Share Ownership Plan (Incorporated by
               reference -- Exhibit 10.10 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.10      --  Energy Purchase Agreement, dated December 18, 1989, between
               Camden Paperboard Corporation and Camden Cogen, L.P.
               (Incorporated by reference -- Exhibit 10.11 to Registration
               Statement on Form S-1 [SEC File No. 33-50582])
10.11*     --  Incentive Bonus Plan of the Company (Incorporated by
               reference -- Exhibit 10.10 to Annual Report for 1993 on Form
               10-K [SEC File No. 0-20646])
10.12*     --  1996 Director Equity Plan of the Company (Incorporated by
               reference -- Exhibit 10.12 to report on Form 10-Q for the
               quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13*     --  Amendment No. 1 to the Company's 1996 Director Equity Plan,
               dated July 16, 1998 (Incorporated by reference -- Exhibit
               10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
               File No. 0-20646])
10.14*     --  1998 Key Employee Incentive Compensation Plan (Incorporated
               by reference -- Exhibit 10.14 to Annual Report for 1997 on
               Form 10-K [SEC File No. 0-20646])
10.15      --  Credit Agreement, dated as of July 23, 1997, by and among the Company, as Borrower, the banks listed therein, Bankers
               Trust Company, as Administrative Agent, NationsBank, N.A.,
               as Syndication Agent, SunTrust Bank, Atlanta, as
               Documentation Agent, First Union National Bank, as Managing
               Agent and each of Credit Lyonnais, The Bank of New York, The
               Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
               and Wachovia Bank, as Co-Agents (Incorporated by
               Reference -- Exhibit 10.13 to report on Form 10-Q for the
               Quarter Ended June 30, 1997 (SEC File No. 0-20646])
10.16      --  Amendment No. 1 to Credit Agreement, dated as of October 8,
               1997, by and among the Company, as Borrower, the banks
               listed therein, Bankers Trust Company, as Administrative
               Agent, NationsBank, N.A., as Syndication Agent, SunTrust
               Bank, Atlanta, as Documentation Agent, First Union National
               Bank, as Managing Agent and each of Credit Lyannais, The
               Bank of New York, The Bank of Nova Scotia, The Bank of
               Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
               (Incorporated by reference -- Exhibit 10.15 to report on
               Form 10-Q for the quarter ended September 30, 1998 [SEC File
               No. 0-20646])
10.17      --  Amendment No. 2 to Credit Agreement, dated as of October 30,
               1998, by and among the Company, as Borrower, the banks
               listed therein, Bankers Trust Company, as Administrative
               Agent, NationsBank, N.A., as Syndication Agent, SunTrust
               Bank, Atlanta, as Documentation Agent, First Union National
               Bank, as Managing Agent and each of Credit Lyannais, The
               Bank of New York, The Bank of Nova Scotia, The Bank of
               Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
               (Incorporated by reference -- Exhibit 10.16 to report on
               Form 10-Q for the quarter ended September 30, 1998 [SEC File
               No. 0-20646])
10.18      --  Asset Purchase Agreement between Caraustar Industries, Inc.,
               Sprague Paperboard, Inc. and International Paper Company,
               dated as of March 4, 1999 (Incorporated by reference --
               Exhibit 10.17 to report on Form 10-Q for the quarter ended
               March 31, 1999 [SEC File No. 0-20646])
12.01+     --  Computation of Ratio of Earnings to Fixed Charges
21.01+     --  Subsidiaries of the Company
23.01+     --  Consent of Arthur Andersen LLP
27.01+     --  Financial Data Schedule (For SEC purposes only)

---------------
+ Filed herewith
* Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.