Form 10-Q
period 2000-03-31
CARAUSTAR INDUSTRIES INC
filed 2000-05-12
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, May 3, 2000.

        COMMON STOCK, $.10 PAR VALUE                                25,765,946
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of March 31, 2000
              and
            December 31, 1999...........................................    3
            Condensed Consolidated Statements of Income for the
              three-month period
            ended March 31, 2000 and March 31, 1999.....................    4
            Condensed Consolidated Statements of Cash Flows for the
              three-month
            periods ended March 31, 2000 and March 31, 2000.............    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results
            of Operations for the three-month periods ended March 31,
              2000 and
            March 31, 1999..............................................    9
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   14

PART II --  OTHER INFORMATION

Item 4.     Submission of Matters to a vote of Security Holders.........   15
Item 6.     Exhibits and Reports on Form 8-K............................   15
Signatures..............................................................   16
Exhibit Index...........................................................   17

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000          1999*
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   9,612     $  18,771
  Receivables, net..........................................     117,642       108,819
  Inventories...............................................     101,059        89,770
  Refundable income taxes...................................       4,319         1,985
  Other current assets......................................       8,314         7,777
                                                               ---------     ---------
         Total current assets...............................     240,946       227,122
                                                               ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................      12,320        12,312
  Buildings and improvements................................     126,998       125,126
  Machinery and equipment...................................     590,894       580,892
  Furniture and fixtures....................................      11,076         8,984
                                                               ---------     ---------
                                                                 741,288       727,314
  Less accumulated depreciation.............................    (259,826)     (247,458)
                                                               ---------     ---------
  Property, plant and equipment, net........................     481,462       479,856
                                                               ---------     ---------
GOODWILL, net...............................................     146,157       140,763
                                                               ---------     ---------
OTHER ASSETS................................................      30,822        30,902
                                                               ---------     ---------
                                                               $ 899,387     $ 878,643
                                                               =========     =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $  16,598     $  16,615
  Accounts payable..........................................      75,773        62,454
  Accrued liabilities.......................................      55,112        43,755
  Dividends payable.........................................       4,624         4,572
                                                               ---------     ---------
         Total current liabilities..........................     152,107       127,396
                                                               ---------     ---------
REVOLVING CREDIT LOANS......................................     130,000       140,000
                                                               ---------     ---------
LONG-TERM DEBT, less current maturities.....................     269,738       269,739
                                                               ---------     ---------
DEFERRED INCOME TAXES.......................................      53,610        49,153
                                                               ---------     ---------
DEFERRED COMPENSATION.......................................       3,004         3,164
                                                               ---------     ---------
OTHER LIABILITIES...........................................       8,603         9,786
                                                               ---------     ---------
MINORITY INTEREST...........................................       1,022           946
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................           0             0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,763,026 and 25,488,280 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................       2,576         2,549
  Additional paid-in capital................................     154,864       149,509
  Retained earnings.........................................     124,440       126,935
  Accumulated other comprehensive income....................        (577)         (534)
                                                               ---------     ---------
                                                                 281,303       278,459
                                                               ---------     ---------
                                                               $ 899,387     $ 878,643
                                                               =========     =========

---------------
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
SALES.......................................................  $260,850   $197,412
FREIGHT.....................................................    12,297      9,847
                                                              --------   --------
          Net sales.........................................   248,553    187,565
COST OF SALES...............................................   194,416    138,789
                                                              --------   --------
          Gross profit......................................    54,137     48,776
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    38,490     28,470
RESTRUCTURING COSTS.........................................     6,913          0
                                                              --------   --------
          Operating income..................................     8,734     20,306
OTHER (EXPENSE) INCOME:
  Interest expense..........................................    (7,787)    (4,071)
  Interest income...........................................       174        119
  Equity in income of unconsolidated affiliates.............     2,910      1,830
  Other, net................................................       (68)      (132)
                                                              --------   --------
                                                                (4,771)    (2,254)
                                                              --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............     3,963     18,052
MINORITY INTEREST...........................................       (75)      (118)
PROVISION FOR INCOME TAXES..................................     1,746      6,519
                                                              --------   --------
NET INCOME..................................................  $  2,142   $ 11,415
                                                              ========   ========
BASIC
NET INCOME PER COMMON SHARE.................................  $   0.08   $   0.46
                                                              ========   ========
Weighted average number of shares outstanding...............    25,624     24,759
                                                              ========   ========
DILUTED
NET INCOME PER COMMON SHARE.................................  $   0.08   $   0.46
                                                              ========   ========
Diluted weighted average number of shares outstanding.......    25,649     24,910
                                                              ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................  $  2,142   $ 11,415
     Depreciation and amortization..........................    14,858     10,186
     Restructuring costs....................................     5,696          0
     Other noncash adjustments..............................       445       (596)
     Changes in current assets and liabilities..............     1,284     (1,381)
                                                              --------   --------
          Net cash provided by operating activities.........    24,425     19,624
                                                              --------   --------
  Investing activities:
     Purchases of property, plant and equipment.............   (17,151)    (8,810)
     Acquisitions of businesses, net of cash acquired.......    (4,071)         0
     Other..................................................     2,380      1,163
                                                              --------   --------
          Net cash used in investing activities.............   (18,842)    (7,647)
                                                              --------   --------
  Financing activities:
     Proceeds from revolving credit loans...................     4,000     14,000
     Repayments of revolving credit loans...................   (14,000)   (12,000)
     Repayments of long-term debt...........................       (42)       (28)
     Dividends paid.........................................    (4,570)    (4,476)
     Proceeds from issuances of stock.......................        86        443
     Other..................................................      (216)      (215)
                                                              --------   --------
          Net cash used in financing activities.............   (14,742)    (2,276)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (9,159)     9,701
Cash and cash equivalents at beginning of period............    18,771      2,610
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  9,612   $ 12,311
                                                              ========   ========
Supplemental Disclosures:
  Cash payments for interest................................  $  1,822   $  2,089
                                                              ========   ========
  Cash payments for income taxes............................  $    935   $  1,732
                                                              ========   ========
  Stock issued for acquisitions.............................  $  5,303   $  5,991
                                                              ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  ACQUISITION

         The following acquisition is being accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16. As a result, the Company records the assets and liabilities of the acquired company at its estimated fair value with the excess of the purchase price over this amount being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition.

         In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for 244,422 shares of the Company's common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services. Goodwill of approximately $6.0 million was recorded in connection with the acquisition and is being amortized over 40 years.

NOTE 3.  COMPREHENSIVE INCOME

         Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the three months ended March 31, 2000 and 1999 was $2,099,000 and $11,314,000, respectively.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133." This statement defers the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. Management does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

NOTE 5.  SEGMENT INFORMATION

        The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 1.

         coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate general, administrative and unallocated information systems expenses.

         The following table presents certain business segment information for the periods indicated (in thousands):

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         -------------------
                                                                           2000       1999
                                                                         --------   --------
           Net sales (external customers):
             Paperboard................................................  $107,078   $ 75,102
             Tube, core and composite container........................    64,981     63,894
             Carton and custom packaging...............................    76,494     48,569
                                                                         --------   --------
                     Total.............................................  $248,553   $187,565
                                                                         ========   ========
           Net sales (intersegment):
             Paperboard................................................  $ 33,329   $ 27,683
             Tube, core and composite container........................     1,046        664
             Carton and custom packaging...............................       167         70
                                                                         --------   --------
                     Total.............................................  $ 34,542   $ 28,417
                                                                         ========   ========
           Operating income:
             Paperboard(A).............................................  $  5,074   $ 15,015
             Tube, core and composite container........................     4,387      5,275
             Carton and custom packaging...............................     2,519      2,907
                                                                         --------   --------
                     Total.............................................    11,980     23,197
           Corporate expense...........................................    (3,246)    (2,891)
                                                                         --------   --------
           Operating income............................................     8,734     20,306
             Interest expense..........................................    (7,787)    (4,071)
             Interest income...........................................       174        119
             Equity in income of unconsolidated affiliates.............     2,910      1,830
             Other (net)...............................................       (68)      (132)
                                                                         --------   --------
           Income before income taxes and minority interest............  $  3,963   $ 18,052
                                                                         ========   ========

---------------
          (A) During the first quarter of 2000, the Company recorded a charge to operations of approximately $6.9 million related to the closing of its Baltimore, Maryland paperboard mill (see Note 6). These costs were related to the paperboard segment and are reflected in the segment's operating income.

NOTE 6.  RESTRUCTURING COSTS

        In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 1.

         noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security, utilities and other exit costs. As of March 31, 2000, eight employees remained to market the land and building, sell remaining inventory, collect receivables and provide human resources services to terminated employees. The Company has received a deposit from a potential buyer of the land and building and expects to close the sale and complete the exit plan in the third quarter of 2000. The remaining severance and termination benefits will be paid by August 31, 2000.

          The following is a summary of restructuring activity from plan adoption to March 31, 2000 (unaudited):

                                                                 SEVERANCE AND
                                                                     OTHER
                                                      ASSET       TERMINATION    OTHER EXIT
                                                    IMPAIRMENT     BENEFITS        COSTS        TOTAL
                                                    ----------   -------------   ----------   ----------
           First quarter 2000 provision...........  $5,696,000     $ 604,000     $ 613,000    $6,913,000
             Noncash..............................   5,696,000             0             0     5,696,000
                                                    ----------     ---------     ---------    ----------
             Cash.................................           0       604,000       613,000     1,217,000
           First quarter 2000 cash activity.......           0      (275,000)     (204,000)     (479,000)
                                                    ----------     ---------     ---------    ----------
           Balance as of March 31, 2000...........  $        0     $ 329,000     $ 409,000    $  738,000
                                                    ==========     =========     =========    ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 2.

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

The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 37 percent in the first quarter of 2000). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, the Company's average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235 percent, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $78 during 1999 and $102 during the first quarter of 2000. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 2.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------              %
                                                               2000     1999    CHANGE   CHANGE
                                                              ------   ------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   269.9    227.8    42.1      18.5%
  Outside purchases.........................................    31.6     16.8    14.8      88.1%
                                                              ------   ------   -----
          Total paperboard tonnage..........................   301.5    244.6    56.9      23.3%
                                                              ======   ======   =====
  Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal)..................................    49.7     50.6    (0.9)     -1.8%
     Outside purchases......................................     5.9      4.4     1.5      34.1%
                                                              ------   ------   -----
  Tube, core and can converted products.....................    55.6     55.0     0.6       1.1%
  Unconverted paperboard....................................     9.3     11.6    (2.3)    -19.8%
                                                              ------   ------   -----
          Tube, core and can volume.........................    64.9     66.6    (1.7)     -2.6%
  Folding carton volume
     Paperboard (internal)..................................    19.3     13.8     5.5      39.9%
     Outside purchases......................................    23.2     10.2    13.0     127.5%
                                                              ------   ------   -----
  Folding carton converted products.........................    42.5     24.0    18.5      77.1%
  Unconverted paperboard....................................    74.9     48.9    26.0      53.2%
                                                              ------   ------   -----
          Folding carton volume.............................   117.4     72.9    44.5      61.0%
  Gypsum facing paper volume
     Unconverted paperboard.................................    54.7     59.0    (4.3)     -7.3%
     Outside purchases (for resale).........................     0.5      0.5     0.0       0.0%
                                                              ------   ------   -----
          Gypsum facing volume..............................    55.2     59.5    (4.3)     -7.2%
  Other specialty volume
     Paperboard (internal)..................................    32.1     19.8    12.3      62.1%
     Outside purchases......................................     2.0      1.7     0.3      17.6%
                                                              ------   ------   -----
  Other specialty converted products........................    34.1     21.5    12.6      58.6%
  Unconverted paperboard....................................    29.9     24.1     5.8      24.1%
                                                              ------   ------   -----
          Other specialty volume............................    64.0     45.6    18.4      40.4%
                                                              ------   ------   -----
          Total paperboard tonnage..........................   301.5    244.6    56.9      23.3%
                                                              ======   ======   =====
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price....................  $  442   $  402   $  40      10.0%
     Average same-mill recovered fiber cost.................     102       61      41      67.2%
                                                              ------   ------   -----
          Paperboard mill gross paper margin................  $  340   $  341   $  (1)     -0.3%
                                                              ======   ======   =====
  Tube and core:
     Average net selling price..............................  $  762   $  711   $  51       7.2%
     Average paperboard cost................................     420      382      38       9.9%
                                                              ------   ------   -----
          Tube and core gross paper margin..................  $  342   $  329   $  13       4.0%
                                                              ======   ======   =====

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 2.

Consolidated net sales for the quarter ended March 31, 2000 increased 32.5 percent to $248.6 million from $187.6 million in 1999. Acquisitions accounted for $51.5 million of sales during the first quarter of 2000. Excluding acquisitions, net sales increased 5.1 percent. This increase was primarily due to higher selling prices in the paperboard segment and higher sales from the tube, core and composite container and carton and custom packaging segments.

Total paperboard tonnage for the quarter increased 23.3 percent to 301.5 thousand tons from 244.6 thousand tons. Excluding acquisitions, total paperboard tonnage increased 2.2 percent to 249.9 thousand tons. This increase was the result of higher shipments of converted products, primarily other specialty converted products and folding cartons, partially offset by lower shipments of unconverted paperboard to external customers in the gypsum facing paper and tube and core end-use markets. Excluding acquisitions, outside purchases increased
24.4 percent to 20.9 thousand tons. Tons sold from paperboard mill production increased 18.5 percent for the quarter to 269.9 thousand tons compared with
227.8 thousand tons in the first quarter last year, but decreased 0.6 percent excluding the Sprague and Halifax acquisitions. Total tonnage converted increased 31.5 percent in the first quarter of 2000 to 132.2 thousand tons versus 100.5 thousand tons in 1999 and increased 7.2 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets increased 3.0 percent and 19.7 percent, respectively.

Gross margin for the first quarter of 2000 decreased to 21.8 percent of net sales from 26.0 percent in 1999. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations.

In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security, utilities and other exit costs. In the first quarter of 2000, the Company paid $275 thousand in severance and termination benefits and paid $204 thousand in other exit costs. As of March 31, 2000, eight employees remained to market the land and building, sell remaining inventory, collect receivables and provide human resources services to terminated employees. The Company has received a deposit from a potential buyer of the land and building and expects to close the sale and complete the exit plan in the third quarter of 2000. The remaining severance and termination benefits will be paid by August 31, 2000. The Company does not expect the mill closure to have a material impact on future operations.

Operating income for the first quarter of 2000 was $8.7 million, a decrease of $11.6 million, or 57.0 percent from the first quarter of 1999. Operating income for comparable facilities and excluding restructuring costs increased 1.0 percent over the prior year. This increase was the result of improved operating income from the paperboard segment's recovered fiber operations, partially offset by lower operating income from the tube, core and composite container and the carton and custom packaging segments. Selling, general and administrative expenses increased $10.0 million in the first quarter of 2000 versus 1999 due primarily to acquisitions and higher information technology costs.

Interest expense increased 91.3 percent to $7.8 million for the first quarter of 2000 from $4.1 million in 1999. This increase was primarily due to the June 1, 1999 public debt securities offering and higher interest rates on the revolving credit facility, partially offset by lower average borrowings under the revolving credit facility.

Equity income from unconsolidated affiliates for the first quarter of 2000 was $2.9 million, up 59.0 percent from 1999 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland. The joint venture realized a significant contribution from the new wallboard plant located in Cumberland City, Tennessee, which began operations in the fourth quarter of 1999.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 2.

As discussed above, results for the first quarter of 2000 included a nonrecurring restructuring charge recorded in conjunction with the closing of the Company's Baltimore, Maryland paperboard mill of $6.9 million ($4.3 million, net of tax benefit, or $0.17 per common share on a diluted basis). Excluding this charge, net income was $6.5 million, or $0.25 per common share. Including the restructuring charge, net income decreased 81.2 percent to $2.1 million in the first quarter of 2000 from $11.4 million last year. Diluted net income per common share, including the restructuring charge, decreased 82.6 percent to $0.08 for the first quarter of 2000 from $0.46 in the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company had loans of $130.0 million outstanding under its revolving credit facility versus $149.0 million on March 31, 1999 and $140.0 million on December 31, 1999. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's investment grade rating, as defined in the revolving credit agreement. For the three months ended March 31, 2000 and 1999 and for the year ended December 31, 1999, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 6.45 percent,
5.37 percent and 5.44 percent, respectively. Other long-term debt consisted of the following (in thousands):

                                                                  MARCH 31,        DECEMBER 31,
                                                              ------------------   ------------
                                                                2000      1999         1999
                                                              --------   -------   ------------
7.375 percent 10-year notes.................................  $198,667   $    --     $198,691
7.74 percent senior notes...................................    82,750    82,750       82,750
Other notes payable.........................................     4,919       206        4,913
                                                              --------   -------     --------
                                                               286,336    82,956      286,354
Less current maturities.....................................    16,598       103       16,615
                                                              --------   -------     --------
                                                              $269,738   $82,853     $269,739
                                                              ========   =======     ========

In 1998, the Company registered with the Securities and Exchange Commission a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7.375 percent notes due June 1, 2009. The 7.375 percent notes were issued at a discount to yield an effective interest rate of 7.473 percent, are unsecured obligations of the Company and pay interest semiannually.

The Company has a $400 million, five-year bank revolving credit facility which may be increased up to $500 million and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of the Federal Funds Rate plus a margin or the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either:
(a) its consolidated leverage ratio; or (b) its investment grade rating. The revolving credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Cash generated from operations was $24.4 million for the three months ended March 31, 2000 compared with $19.6 million for the same period last year. The increase in the first quarter of 2000 compared to the same period last year was due primarily to favorable changes in working capital, partially offset by lower net income.

Capital expenditures, excluding acquisitions, were $17.2 million in the first three months of 2000 versus $8.8 million for the same period last year. Aggregate capital expenditures of approximately $41.9 million are anticipated for 2000.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 2.

In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for 244,422 shares of the Company's common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services.

Cash dividends of $4.6 million were paid in the first three months of 2000 versus $4.5 million in the same period last year. The Company's debt agreements contain no specific limitations on the payment of dividends.

The Company did not purchase any shares of its common stock during the first three months of 2000 pursuant to its common stock purchase plan. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 831,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

During the second quarter of 1999, the Company formed a joint venture with Temple-Inland Inc. to own and operate Temple's Newport, Indiana containerboard mill. The joint venture, Premier Boxboard Limited LLC ("PBL"), is undertaking a 14-month, $75 million project to modify the mill to enable it to produce a new, lightweight gypsum facing paper along with other containerboard grades. The mill is anticipated to begin operations as modified in the third quarter of 2000. Under the joint venture agreement, the Company will contribute $50 million to the joint venture during the second quarter of 2000 and Temple will contribute the net assets of the mill. Each partner will have a 50 percent interest in the joint venture.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, the investment in PBL, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART I, ITEM 3.

                           CARAUSTAR INDUSTRIES, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. There have been no significant developments with respect to the Company's exposure to interest rate market risk.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
PART II, ITEM 4.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual shareholders' meeting was held on April 19, 2000. The matters voted upon at the meeting were (1) a proposal to elect three Class II directors (Bob M. Prillaman, Russell M. Robinson, II and H. Lee Thrash, III) (2) a proposal to ratify the amendment to the Company's 1998 Key Employee Incentive Compensation Plan as described in the Company's Proxy Statement and (3) a proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for fiscal 2000. Proposals (1), (2) and (3) were approved by the following margins:

                                                      VOTES AGAINST OR                  BROKER
PROPOSAL                                 VOTES FOR        WITHHELD       ABSTENTIONS   NONVOTES
--------                                 ----------   ----------------   -----------   ---------
Election of Directors
  Bob M. Prillaman.....................  19,673,710        853,335              0              0
  Russell M. Robinson, II..............  19,292,688      1,234,357              0              0
  H. Lee Thrash, III...................  19,141,404      1,385,641              0              0
Ratification of Amendment to 1998 Key
  Employee Incentive Compensation
  Plan.................................  15,784,420      2,368,377         48,537      2,325,711
Ratification of Selection of
  Independent Public Accountants.......  20,437,012         33,453         56,580              0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

During the quarter ended March 31, 2000, the Company filed one current report on Form 8-K. This report, dated March 20, 2000, incorporated by reference the contents of a Company press release stating the Company's expectations regarding its operating results for the quarter ended March 31, 2000.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

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

Dated: May 12, 2000

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                 EXHIBIT INDEX

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
10.08    1987 Executive Stock Option Plan (Incorporated by
         reference -- Exhibit 10.09 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.09    1993 Key Employees' Share Ownership Plan (Incorporated by
         reference -- Exhibit 10.10 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.10    Energy Purchase Agreement, dated December 18, 1989, between
         Camden Paperboard Corporation and Camden Cogen, L.P.
         (Incorporated by reference -- Exhibit 10.11 to Registration
         Statement on Form S-1 [SEC File No. 33-50582])
10.11    Incentive Bonus Plan of the Company (Incorporated by
         reference -- Exhibit 10.10 to Annual Report for 1993 on Form
         10-K [SEC File No. 0-20646])
10.12    1996 Director Equity Plan of the Company (Incorporated by
         reference -- Exhibit 10.12 to report on Form 10-Q for the
         quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13    Amendment No. 1 to the Company's 1996 Director Equity Plan,
         dated July 16, 1998 (Incorporated by reference -- Exhibit
         10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
         File No. 0-20646])
10.14+   1998 Key Employee Incentive Compensation Plan, as amended.
10.15    Credit Agreement, dated as of July 23, 1997, by and among
         the Company, as Borrower, the banks listed therein, Bankers
         Trust Company, as Administrative Agent, NationsBank, N.A.,
         as Syndication Agent, SunTrust Bank, Atlanta, as
         Documentation Agent, First Union National Bank, as Managing
         Agent and each of Credit Lyonnais, The Bank of New York, The
         Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
         and Wachovia Bank, as Co-Agents (Incorporated by
         Reference -- Exhibit 10.13 to report on Form 10-Q for the
         Quarter Ended June 30, 1997 (SEC File No. 0-20646])
10.16    Amendment No. 1 to Credit Agreement, dated as of October 8,
         1997, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyonnais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.15 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.17    Amendment No. 2 to Credit Agreement, dated as of October 30,
         1998, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyonnais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.16 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.18    Asset Purchase Agreement between Caraustar Industries, Inc.,
         Sprague Paperboard, Inc. and International Paper Company,
         dated as of March 4, 1999 (Incorporated by reference --
         Exhibit 10.17 to report on Form 10-Q for the quarter ended
         March 31, 1999 [SEC File No. 0-20646])
11.01+   Computation of Earnings Per Share
27.01+   Financial Data Schedule (For SEC purposes only)

---------------

+ Filed herewith