Form 10-Q
period 2000-06-30
CARAUSTAR INDUSTRIES INC
filed 2000-08-14
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 2, 2000.

        COMMON STOCK, $.10 PAR VALUE                                25,842,110
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999.....................................    3
            Condensed Consolidated Statements of Income for the
              three-month and six-month periods ended June 30, 2000 and
              June 30, 1999.............................................    4
            Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended June 30, 2000 and June 30, 1999...    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three-month and
              six-month periods ended June 30, 2000 and June 30, 1999...    9
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   17

PART II --  OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K............................   18
Signatures..............................................................   19
Exhibit Index...........................................................   20

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000          1999*
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   2,973      $  18,771
  Receivables, net..........................................     122,939        108,819
  Inventories...............................................     106,318         89,770
  Refundable income taxes...................................       4,329          1,985
  Other current assets......................................       6,623          7,777
                                                               ---------      ---------
        Total current assets................................     243,182        227,122
                                                               ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................      12,614         12,312
  Buildings and improvements................................     127,411        125,126
  Machinery and equipment...................................     600,479        580,892
  Furniture and fixtures....................................      11,508          8,984
                                                               ---------      ---------
                                                                 752,012        727,314
  Less accumulated depreciation.............................    (271,384)      (247,458)
                                                               ---------      ---------
  Property, plant and equipment, net........................     480,628        479,856
                                                               ---------      ---------
GOODWILL, net...............................................     145,366        140,763
                                                               ---------      ---------
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....................      75,314         22,111
                                                               ---------      ---------
OTHER ASSETS................................................       7,074          8,791
                                                               ---------      ---------
                                                               $ 951,564      $ 878,643
                                                               =========      =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $  16,589      $  16,615
  Accounts payable..........................................      70,104         62,454
  Accrued liabilities.......................................      41,450         43,755
  Dividends payable.........................................       4,637          4,572
                                                               ---------      ---------
        Total current liabilities...........................     132,780        127,396
                                                               ---------      ---------
REVOLVING CREDIT LOANS......................................     194,000        140,000
                                                               ---------      ---------
LONG-TERM DEBT, less current maturities.....................     269,709        269,739
                                                               ---------      ---------
DEFERRED INCOME TAXES.......................................      56,359         49,153
                                                               ---------      ---------
DEFERRED COMPENSATION.......................................       2,857          3,164
                                                               ---------      ---------
OTHER LIABILITIES...........................................       8,652          9,786
                                                               ---------      ---------
MINORITY INTEREST...........................................       1,077            946
                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................           0              0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 25,839,551 and 25,488,280 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively............................................       2,584          2,549
  Additional paid-in capital................................     155,022        149,509
  Retained earnings.........................................     129,256        126,935
  Accumulated other comprehensive income....................        (732)          (534)
                                                               ---------      ---------
                                                                 286,130        278,459
                                                               ---------      ---------
                                                               $ 951,564      $ 878,643
                                                               =========      =========

---------------
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
SALES.................................................  $268,631   $224,198   $529,481   $421,610
FREIGHT...............................................    13,552     11,742     25,849     21,589
                                                        --------   --------   --------   --------
          Net sales...................................   255,079    212,456    503,632    400,021
COST OF SALES.........................................   198,283    161,151    392,699    299,940
                                                        --------   --------   --------   --------
          Gross profit................................    56,796     51,305    110,933    100,081
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........    36,561     32,172     75,051     60,642
RESTRUCTURING COSTS...................................         0          0      6,913          0
                                                        --------   --------   --------   --------
          Operating income............................    20,235     19,133     28,969     39,439
OTHER (EXPENSE) INCOME:
  Interest expense....................................    (7,824)    (6,179)   (15,611)   (10,250)
  Interest income.....................................        83        246        257        365
  Equity in income of unconsolidated affiliates.......     3,460      2,613      6,370      4,443
  Other, net..........................................      (282)        44       (350)       (88)
                                                        --------   --------   --------   --------
                                                          (4,563)    (3,276)    (9,334)    (5,530)
                                                        --------   --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......    15,672     15,857     19,635     33,909
MINORITY INTEREST.....................................       (58)       (78)      (133)      (196)
PROVISION FOR INCOME TAXES............................     6,147      5,463      7,893     11,982
                                                        --------   --------   --------   --------
NET INCOME............................................  $  9,467   $ 10,316   $ 11,609   $ 21,731
                                                        ========   ========   ========   ========
BASIC
NET INCOME PER COMMON SHARE...........................  $   0.37   $   0.41   $   0.45   $   0.87
                                                        ========   ========   ========   ========
Weighted average number of shares outstanding.........    25,784     24,969     25,704     24,864
                                                        ========   ========   ========   ========
DILUTED
NET INCOME PER COMMON SHARE...........................  $   0.37   $   0.41   $   0.45   $   0.87
                                                        ========   ========   ========   ========
Diluted weighted average number of shares
  outstanding.........................................    25,793     25,086     25,721     24,998
                                                        ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                  (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net income.............................................  $ 11,609   $  21,731
     Depreciation and amortization..........................    29,874      23,108
     Restructuring costs....................................     5,696           0
     Other noncash adjustments..............................      (154)     (2,128)
     Changes in current assets and liabilities..............   (25,944)     (4,237)
                                                              --------   ---------
          Net cash provided by operating activities.........    21,081      38,474
                                                              --------   ---------
  Investing activities:
     Purchases of property, plant and equipment.............   (33,449)    (16,802)
     Acquisitions of businesses, net of cash acquired.......    (4,056)   (177,568)
     Investment in unconsolidated affiliates................   (50,809)        (80)
     Other..................................................     6,693       1,943
                                                              --------   ---------
          Net cash used in investing activities.............   (81,621)   (192,507)
                                                              --------   ---------
  Financing activities:
     Proceeds from revolving credit loans...................   103,000     152,000
     Repayments of revolving credit loans...................   (49,000)   (149,000)
     Proceeds from note issuance............................         0     196,733
     Repayments of long-term debt...........................      (104)    (31,618)
     Dividends paid.........................................    (9,194)     (8,917)
     Proceeds from issuances of stock.......................       460         664
     Other..................................................      (420)       (414)
                                                              --------   ---------
          Net cash provided by financing activities.........    44,742     159,448
                                                              --------   ---------
Net (decrease) increase in cash and cash equivalents........   (15,798)      5,415
Cash and cash equivalents at beginning of period............    18,771       2,610
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $  2,973   $   8,025
                                                              ========   =========
Supplemental Disclosures:
  Cash payments for interest................................  $ 14,572   $  10,377
                                                              ========   =========
  Cash payments for income taxes............................  $  5,185   $  13,103
                                                              ========   =========
  Stock issued for acquisitions.............................  $  5,374   $   6,793
                                                              ========   =========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for 248,132 shares of the Company's common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services. Goodwill of approximately $6.0 million was recorded in connection with the acquisition and is being amortized over 40 years.

NOTE 3.  COMPREHENSIVE INCOME

         Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the three months ended June 30, 2000 and 1999 was $9,312,000 and $10,267,000, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income was $11,411,000 and $21,581,000, respectively.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133." This statement defers the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB No. 133)." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management does not expect these pronouncements to have a significant impact on the Company's financial statements.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 1.

NOTE 5.  SEGMENT INFORMATION

         The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative and unallocated information systems expenses.

         The following table presents certain business segment information for the periods indicated (in thousands):

                                                             THREE MONTHS           SIX MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
           Net sales (external customers):
             Paperboard.................................  $110,205   $ 92,625   $217,283   $167,727
             Tube, core and composite container.........    68,666     62,881    133,647    126,775
             Carton and custom packaging................    76,208     56,950    152,702    105,519
                                                          --------   --------   --------   --------
                     Total..............................  $255,079   $212,456   $503,632   $400,021
                                                          ========   ========   ========   ========
           Net sales (intersegment):
             Paperboard.................................  $ 33,791   $ 28,559   $ 67,120   $ 56,242
             Tube, core and composite container.........     1,332        628      2,378      1,292
             Carton and custom packaging................       383         87        550        157
                                                          --------   --------   --------   --------
                     Total..............................  $ 35,506   $ 29,274   $ 70,048   $ 57,691
                                                          ========   ========   ========   ========
           Operating income:
             Paperboard(A)..............................  $ 14,009   $ 14,487   $ 19,083   $ 29,502
             Tube, core and composite container.........     5,821      4,944     10,208     10,219
             Carton and custom packaging................     3,454      2,318      5,973      5,225
                                                          --------   --------   --------   --------
                     Total..............................    23,284     21,749     35,264     44,946
           Corporate expense............................    (3,049)    (2,616)    (6,295)    (5,507)
                                                          --------   --------   --------   --------
           Operating income.............................    20,235     19,133     28,969     39,439
             Interest expense...........................    (7,824)    (6,179)   (15,611)   (10,250)
             Interest income............................        83        246        257        365
             Equity in income of unconsolidated
                affiliates..............................     3,460      2,613      6,370      4,443
             Other (net)................................      (282)        44       (350)       (88)
                                                          --------   --------   --------   --------
           Income before income taxes and minority
             interest...................................  $ 15,672   $ 15,857   $ 19,635   $ 33,909
                                                          ========   ========   ========   ========

---------------
          (A) During the first quarter of 2000, the Company recorded a charge to operations of approximately $6.9 million related to the closing of its Baltimore, Maryland paperboard mill (see Note 6). These costs were related to the paperboard segment and are reflected in the segment's operating income.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 1.

NOTE 6.  RESTRUCTURING COSTS

         In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security, utilities and other exit costs. As of June 30, 2000, four employees remained to market the land and building, process accounts payable, collect receivables and provide human resources services to terminated employees. The Company is marketing the land and building and will complete the exit plan upon the sale of the property. The remaining severance and termination benefits will be paid by December 31, 2000.

         The following is a summary of restructuring activity from plan adoption to June 30, 2000 (unaudited):

                                                                 SEVERANCE AND
                                                                     OTHER
                                                      ASSET       TERMINATION    OTHER EXIT
                                                    IMPAIRMENT     BENEFITS        COSTS        TOTAL
                                                    ----------   -------------   ----------   ----------
           First quarter 2000 provision...........  $5,696,000     $ 604,000     $ 613,000    $6,913,000
             Noncash..............................   5,696,000             0             0     5,696,000
                                                    ----------     ---------     ---------    ----------
             Cash.................................           0       604,000       613,000     1,217,000
           First quarter 2000 cash activity.......           0      (275,000)     (204,000)     (479,000)
                                                    ----------     ---------     ---------    ----------
           Balance as of March 31, 2000...........  $        0     $ 329,000     $ 409,000    $  738,000
                                                    ==========     =========     =========    ==========
           Second quarter 2000 cash activity......           0      (183,000)     (309,000)     (492,000)
                                                    ----------     ---------     ---------    ----------
           Balance as of June 30, 2000............  $        0     $ 146,000     $ 100,000    $  246,000
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

         The Company has guaranteed one-half of the debt of its two 50-percent-owned joint ventures with Temple-Inland Forest Products Corporation. At June 30, 2000, the Company's portion of this guaranteed debt totaled $32.9 million.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

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

The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 39 percent in the first six months of 2000). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company's own mill system. Additionally, each of the Company's mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

Recovered fiber, which is derived from recycled paper stock, is the Company's only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. Recovered fiber cost per ton averaged $78 during 1999 and has risen steadily since the latter part of 1999, averaging $112 during the first half of 2000. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

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

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------              %
                                                               2000     1999    CHANGE   CHANGE
                                                              ------   ------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   264.9    270.8    (5.9)     -2.2%
  Outside purchases.........................................    29.3     21.1     8.2      38.9%
                                                              ------   ------   -----
          Total paperboard tonnage..........................   294.2    291.9     2.3       0.8%
                                                              ======   ======   =====
  Tons sold by market (in thousands):
  Tube, core and can volume
     Paperboard (internal)..................................    53.6     51.2     2.4       4.7%
     Outside purchases......................................     6.6      4.6     2.0      43.5%
                                                              ------   ------   -----
  Tube, core and can converted products.....................    60.2     55.8     4.4       7.9%
  Unconverted paperboard....................................     9.0     10.8    (1.8)    -16.7%
                                                              ------   ------   -----
          Tube, core and can volume.........................    69.2     66.6     2.6       3.9%
  Folding carton volume
     Paperboard (internal)..................................    16.5     15.5     1.0       6.5%
     Outside purchases......................................    20.8     12.4     8.4      67.7%
                                                              ------   ------   -----
  Folding carton converted products.........................    37.3     27.9     9.4      33.7%
  Unconverted paperboard....................................    66.8     80.1   (13.3)    -16.6%
                                                              ------   ------   -----
          Folding carton volume.............................   104.1    108.0    (3.9)     -3.6%
  Gypsum facing paper volume
     Unconverted paperboard.................................    56.7     62.8    (6.1)     -9.7%
     Outside purchases (for resale).........................     0.0      2.4    (2.4)   -100.0%
                                                              ------   ------   -----
          Gypsum facing volume..............................    56.7     65.2    (8.5)    -13.0%
  Other specialty volume
     Paperboard (internal)..................................    35.6     23.0    12.6      54.8%
     Outside purchases......................................     1.9      1.7     0.2      11.8%
                                                              ------   ------   -----
  Other specialty converted products........................    37.5     24.7    12.8      51.8%
  Unconverted paperboard....................................    26.7     27.4    (0.7)     -2.6%
                                                              ------   ------   -----
          Other specialty volume............................    64.2     52.1    12.1      23.2%
                                                              ------   ------   -----
          Total paperboard tonnage..........................   294.2    291.9     2.3       0.8%
                                                              ======   ======   =====
  Gross paper margins ($/ton):
     Paperboard mill:
       Average same-mill net selling price..................  $  441   $  396   $  45      11.4%
       Average same-mill recovered fiber cost...............     122       73      49      67.1%
                                                              ------   ------   -----
          Paperboard mill gross paper margin................  $  319   $  323   $  (4)     -1.2%
                                                              ======   ======   =====
     Tube and core:
       Average net selling price............................  $  782   $  722   $  60       8.3%
       Average paperboard cost..............................     435      377      58      15.4%
                                                              ------   ------   -----
          Tube and core gross paper margin..................  $  347   $  345   $   2       0.6%
                                                              ======   ======   =====

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

Consolidated net sales for the quarter ended June 30, 2000 increased 20.1 percent to $255.1 million from $212.5 million in 1999. Acquisitions accounted for $30.5 million of sales during the second quarter of 2000. Excluding acquisitions, net sales increased 5.7 percent. This increase was primarily due to higher selling prices in the paperboard segment and higher sales from the tube, core and composite container and carton and custom packaging segments.

Total paperboard tonnage for the quarter increased 0.8 percent to 294.2 thousand tons from 291.9 thousand tons. Excluding acquisitions, total paperboard tonnage decreased 1.9 percent to 286.6 thousand tons. This decrease was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the gypsum facings and folding carton end-use markets, partially offset by higher shipments of other specialty converted products. Excluding acquisitions, outside purchases increased 13.1 percent to 23.9 thousand tons. Tons sold from paperboard mill production decreased 2.2 percent for the quarter to 264.9 thousand tons compared with 270.8 thousand tons in the second quarter last year and decreased 3.1 percent excluding the Halifax acquisition. Total tonnage converted increased 24.5 percent in the second quarter of 2000 to 135.0 thousand tons versus 108.4 thousand tons in 1999 and increased 9.0 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 8.7 percent and increased 18.8 percent, respectively.

Gross margin for the second quarter of 2000 decreased to 22.3 percent of net sales from 24.1 percent in 1999. This margin decrease was due primarily to lower volume and margins in the paperboard segment, partially offset by higher margins in the tube, core and composite container segment.

Operating income for the second quarter of 2000 was $20.2 million, an increase of $1.1 million, or 5.8 percent, from the second quarter of 1999. Operating income for comparable facilities declined $2.2 million, or 11.3 percent, from the prior year. This decrease was the result of lower volume and margins in the paperboard segment, partially offset by improved results in the tube, core and composite container and carton and custom packaging segments. Selling, general and administrative expenses increased $4.4 million in the second quarter of 2000 versus 1999 due primarily to acquisitions completed in 1999.

Interest expense increased 26.6 percent to $7.8 million for the second quarter of 2000 from $6.2 million in 1999. This increase was primarily due to the June 1, 1999 public debt securities offering and higher interest rates on the revolving credit facility.

Equity income from unconsolidated affiliates for the second quarter of 2000 was $3.5 million, up 32.4 percent from 1999 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland. The joint venture realized a significant contribution from the new wallboard plant located in Cumberland City, Tennessee, which began operations in the fourth quarter of 1999.

Net income decreased 8.2 percent from $10.3 million in 1999 to $9.5 million due to the factors discussed above. Diluted net income per common share decreased
9.8 percent to $0.37 for the second quarter of 2000 from $0.41 in the same period of 1999.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following tables set forth certain operating data regarding the Company's volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company's business segments are combined and presented along end-use market lines.

                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------              %
                                                               2000     1999    CHANGE   CHANGE
                                                              ------   ------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   534.8    498.6    36.2      7.3%
  Outside purchases.........................................    60.9     37.9    23.0     60.7%
                                                              ------   ------   ------
         Total paperboard tonnage...........................   595.7    536.5    59.2     11.0%
                                                              ======   ======   ======
  Tons sold by market (in thousands):
  Tube, core and can volume
    Paperboard (internal)...................................   103.2    101.8     1.4      1.4%
    Outside purchases.......................................    12.5      9.0     3.5     38.9%
                                                              ------   ------   ------
  Tube, core and can converted products.....................   115.7    110.8     4.9      4.4%
  Unconverted paperboard....................................    18.3     22.4    (4.1)   -18.3%
                                                              ------   ------   ------
         Tube, core and can volume..........................   134.0    133.2     0.8      0.6%
  Folding carton volume
    Paperboard (internal)...................................    35.8     29.3     6.5     22.2%
    Outside purchases.......................................    44.0     22.6    21.4     94.7%
                                                              ------   ------   ------
  Folding carton converted products.........................    79.8     51.9    27.9     53.8%
  Unconverted paperboard....................................   141.7    129.0    12.7      9.8%
                                                              ------   ------   ------
         Folding carton volume..............................   221.5    180.9    40.6     22.4%
  Gypsum facing paper volume
    Unconverted paperboard..................................   111.5    121.8   (10.3)    -8.5%
    Outside purchases (for resale)..........................     0.5      2.9    (2.4)   -82.8%
                                                              ------   ------   ------
         Gypsum facing volume...............................   112.0    124.7   (12.7)   -10.2%
  Other specialty volume
    Paperboard (internal)...................................    67.7     42.8    24.9     58.2%
    Outside purchases.......................................     3.9      3.4     0.5     14.7%
                                                              ------   ------   ------
  Other specialty converted products........................    71.6     46.2    25.4     55.0%
  Unconverted paperboard....................................    56.6     51.5     5.1      9.9%
                                                              ------   ------   ------
         Other specialty volume.............................   128.2     97.7    30.5     31.2%
                                                              ------   ------   ------
         Total paperboard tonnage...........................   595.7    536.5    59.2     11.0%
                                                              ======   ======   ======
Gross paper margins ($/ton):
  Paperboard mill:
    Average same-mill net selling price.....................  $  441   $  399   $  42     10.5%
    Average same-mill recovered fiber cost..................     112       67      45     67.2%
                                                              ------   ------   ------
         Paperboard mill gross paper margin.................  $  329   $  332   $  (3)    -0.9%
                                                              ======   ======   ======
  Tube and core:
    Average net selling price...............................  $  773   $  717   $  56      7.8%
    Average paperboard cost.................................     428      380      48     12.6%
                                                              ------   ------   ------
         Tube and core gross paper margin...................  $  345   $  337   $   8      2.4%
                                                              ======   ======   ======

Consolidated net sales for the six months ended June 30, 2000 increased 25.9 percent to $503.6 million from $400.0 million in 1999. Acquisitions accounted for $81.9 million of sales during the first six months of 2000. Excluding acquisitions, net sales increased 5.4 percent. This increase was due primarily to higher selling prices in the paperboard segment and higher sales from the tube, core and composite container and carton and custom packaging segments.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

Total paperboard tonnage for the first six months of 2000 increased 11.0 percent to 595.7 thousand tons from 536.5 thousand tons. Excluding acquisitions, total paperboard tonnage was essentially unchanged from the prior year at 536.6 thousand tons. Excluding acquisitions, outside purchases increased 18.2 percent to 44.7 thousand tons. Tons sold from paperboard mill production increased 7.3 percent for the first six months of 2000 to 534.8 thousand tons, but decreased
1.5 percent excluding acquisitions. Total tonnage converted increased 27.9 percent for the first six months of 2000 to 267.1 thousand tons and increased
8.1 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 4.0 percent and increased 19.1 percent, respectively.

Gross margin for the first six months of 2000 decreased to 22.0 percent of net sales from 25.0 percent in 1999. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company's other operations, combined with lower margins in the paperboard segment, partially offset by higher margins in the tube, core and composite container segment.

In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security, utilities and other exit costs. In the first and second quarters of 2000, the Company paid $275 thousand and $183 thousand, respectively, in severance and termination benefits and paid $204 thousand and $309 thousand, respectively, in other exit costs. As of June 30, 2000, four employees remained to market the land and building, process accounts payable, collect receivables and provide human resources services to terminated employees. The Company is marketing the land and building and will complete the exit plan upon the sale of the property. The remaining severance and termination benefits will be paid by December 31, 2000. The Company does not expect the mill closure to have a material impact on future operations.

Operating income for the first six months of 2000 was $29.0 million, a decrease of $10.5 million, or 26.5 percent from the year-earlier period. Operating income at comparable facilities, excluding restructuring costs, declined $2.0 million, or 5.0 percent. This decline was due primarily to lower margins in the paperboard segment, partially offset by improved results in the tube, core and composite container segment. Selling, general and administrative expenses increased $14.4 million in the first six months of 2000 versus 1999 due primarily to acquisitions and higher information technology costs.

Interest expense increased 52.3 percent to $15.6 million for the first six months of 2000 from $10.3 million in 1999. This increase was primarily due to the June 1, 1999 public debt securities offering and higher interest rates on the revolving credit facility.

Equity income from unconsolidated affiliates for the first six months of the year was $6.4 million, up 43.4 percent from 1999 due to improved results for the Company's gypsum wallboard joint venture with Temple-Inland.

As discussed above, results for the first half of 2000 included a nonrecurring restructuring charge, recorded in conjunction with the closing of the Company's Baltimore, Maryland paperboard mill, of $6.9 million ($4.3 million, net of tax benefit, or $0.17 per common share on a diluted basis). Excluding this charge, net income was $15.9 million, or $0.62 per common share. Including the restructuring charge, net income decreased 46.6 percent to $11.6 million for the first six months of 2000 from $21.7 million last year. Diluted net income per common share, including the restructuring charge, decreased 48.3 percent to $0.45 for the six months ended June 30, 2000 from $0.87 in the same period of 1999.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company had loans of $194.0 million outstanding under its revolving credit facility versus $150.0 million on June 30, 1999 and $140.0 million on December 31, 1999. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company's investment grade rating, as defined in the revolving credit agreement. For the six months ended June 30, 2000 and 1999 and for the year ended December 31, 1999, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 6.56 percent, 5.27 percent and
5.44 percent, respectively. Other long-term debt consisted of the following (in thousands):

                                                                   JUNE 30,         DECEMBER 31,
                                                              -------------------   ------------
                                                                2000       1999         1999
                                                              --------   --------   ------------
7.375 percent 10-year notes.................................  $198,740   $198,644     $198,691
7.74 percent senior notes...................................    82,750     82,750       82,750
Other notes payable.........................................     4,808      4,860        4,913
                                                              --------   --------     --------
                                                               286,298    286,254      286,354
Less current maturities.....................................    16,589         98       16,615
                                                              --------   --------     --------
                                                              $269,709   $286,156     $269,739
                                                              ========   ========     ========

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

The Company has a $400 million, five-year bank revolving credit facility which may be increased up to $500 million and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company's choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of (i) the Federal Funds Rate plus a margin or (ii) the bank's prime lending rate. The Company can also choose the basis for determining the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating. The revolving credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement.

Cash generated from operations was $21.1 million for the six months ended June 30, 2000 compared with $38.5 million for the same period last year. The decrease in the first half of 2000 compared to the same period last year was due primarily to lower net income and unfavorable changes in working capital.

Capital expenditures, excluding acquisitions of businesses, were $33.4 million in the first half of 2000 versus $16.8 million for the same period last year. Significant projects contributing to the increase in 2000 over 1999 included a major upgrade to the stock preparation system at the Sprague mill, the purchase of two die-cutters and a state-of-the-art, high-speed printing press for the carton and custom packaging segment and a capacity expansion at an other specialty converted products facility. Aggregate capital expenditures of approximately $47.8 million are anticipated for 2000.

In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for 248,132 shares of the Company's common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

Cash dividends of $9.2 million were paid in the first six months of 2000 versus $8.9 million in the same period last year. The Company's debt agreements contain no specific limitations on the payment of dividends.

The Company did not purchase any shares of its common stock during the first six months of 2000 pursuant to its common stock purchase plan. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 831,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

During the second quarter of 1999, the Company formed a joint venture with Temple-Inland Inc. to own and operate Temple's Newport, Indiana containerboard mill. The joint venture, Premier Boxboard Limited LLC ("PBL"), is undertaking a 14-month, $75 million project to modify the mill to enable it to produce a new, lightweight gypsum facing paper along with other containerboard grades. The mill is anticipated to begin operations as modified in the third quarter of 2000. Under the joint venture agreement, the Company contributed $50 million to the joint venture during the second quarter of 2000 and Temple contributed the net assets of the mill. Each partner has a 50 percent interest in the joint venture.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

RECENT DEVELOPMENT

The Company supplies gypsum paperboard to a major paperboard customer under a long-term supply agreement (the "Agreement"), which was executed in April 1996 and terminates on August 20, 2005, unless extended. For calendar year 1999, the Company's sales of paperboard under the Agreement totaled approximately 70,000 tons. The Agreement expressly requires the customer to purchase from the Company all paper products used in wallboard manufacturing at the customer's wallboard plants designated in the Agreement. Since inception, the parties have performed their respective obligations under the Agreement in accordance with this requirement. The customer has recently taken the position that the Agreement does not include certain grades of paperboard and that it has the right and the intention to manufacture those grades for itself or to purchase them elsewhere. If the customer maintains and acts in accordance with its new interpretation of the Agreement, its purchases of paperboard from the Company could decline substantially, and that could have a material and adverse effect on the Company's business, financial condition or results of operations. The Company and the customer are now negotiating to resolve this dispute. The Company believes that the express language of the Agreement and the parties' long performance consistent with that language require the customer to purchase from the Company its full requirements of paperboard at the designated plants. The Company intends to vigorously pursue a resolution of the dispute consistent with that interpretation.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 2.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART I, ITEM 3.

                           CARAUSTAR INDUSTRIES, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. There have been no significant developments with respect to the Company's exposure to interest rate market risk.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
PART II, ITEM 6.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended June 30, 2000.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

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

Dated: August 14, 2000

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

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
10.08    1987 Executive Stock Option Plan (Incorporated by
         reference -- Exhibit 10.09 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.09    1993 Key Employees' Share Ownership Plan (Incorporated by
         reference -- Exhibit 10.10 to Registration Statement on Form
         S-1 [SEC File No. 33-50582])
10.10    Energy Purchase Agreement, dated December 18, 1989, between
         Camden Paperboard Corporation and Camden Cogen, L.P.
         (Incorporated by reference -- Exhibit 10.11 to Registration
         Statement on Form S-1 [SEC File No. 33-50582])
10.11    Incentive Bonus Plan of the Company (Incorporated by
         reference -- Exhibit 10.10 to Annual Report for 1993 on Form
         10-K [SEC File No. 0-20646])
10.12    1996 Director Equity Plan of the Company (Incorporated by
         reference -- Exhibit 10.12 to report on Form 10-Q for the
         quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13    Amendment No. 1 to the Company's 1996 Director Equity Plan,
         dated July 16, 1998 (Incorporated by reference -- Exhibit
         10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
         File No. 0-20646])
10.14    1998 Key Employee Incentive Compensation Plan, as amended
         (Incorporated by reference -- Exhibit 10.14 to report on
         Form 10-Q for the quarter ended March 31, 2000 [SEC File No.
         0-20646])
10.15    Credit Agreement, dated as of July 23, 1997, by and among
         the Company, as Borrower, the banks listed therein, Bankers
         Trust Company, as Administrative Agent, NationsBank, N.A.,
         as Syndication Agent, SunTrust Bank, Atlanta, as
         Documentation Agent, First Union National Bank, as Managing
         Agent and each of Credit Lyonnais, The Bank of New York, The
         Bank of Nova Scotia, The Bank of Tokyo -- Mitsubishi, Ltd.,
         and Wachovia Bank, as Co-Agents (Incorporated by
         reference -- Exhibit 10.13 to report on Form 10-Q for the
         Quarter Ended June 30, 1997 [SEC File No. 0-20646])
10.16    Amendment No. 1 to Credit Agreement, dated as of October 8,
         1997, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyonnais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.15 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.17    Amendment No. 2 to Credit Agreement, dated as of October 30,
         1998, by and among the Company, as Borrower, the banks
         listed therein, Bankers Trust Company, as Administrative
         Agent, NationsBank, N.A., as Syndication Agent, SunTrust
         Bank, Atlanta, as Documentation Agent, First Union National
         Bank, as Managing Agent and each of Credit Lyonnais, The
         Bank of New York, The Bank of Nova Scotia, The Bank of
         Tokyo -- Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents
         (Incorporated by reference -- Exhibit 10.16 to report on
         Form 10-Q for the quarter ended September 30, 1998 [SEC File
         No. 0-20646])
10.18    Asset Purchase Agreement between Caraustar Industries, Inc.,
         Sprague Paperboard, Inc. and International Paper Company,
         dated as of March 4, 1999 (Incorporated by reference --
         Exhibit 10.17 to report on Form 10-Q for the quarter ended
         March 31, 1999 [SEC File No. 0-20646])
11.01+   Computation of Earnings Per Share
27.01+   Financial Data Schedule (For SEC purposes only)

---------------

+ Filed herewith