Form 10-Q
period 2000-09-30
CARAUSTAR INDUSTRIES INC
filed 2000-11-14
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-20646

Caraustar Industries, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	58-1388387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Joe Jerkins Blvd., Austell, Georgia	30106
(Address of principal executive offices)	(Zip Code)

(770) 948-3101

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                    No  [   ]

      Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 9, 2000.

Common Stock, $.10 par value	26,204,567

(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

CARAUSTAR INDUSTRIES, INC.

TABLE OF CONTENTS

		Page

PART I —	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.	3

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999.	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and September 30, 1999.	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

Exhibit Index		23

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2000	1999*

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$855	$18,771

Receivables, net	108,798	108,819

Inventories	101,996	89,770

Refundable income taxes	11,614	1,985

Other current assets	11,807	7,777

Total current assets	235,070	227,122

PROPERTY, PLANT AND EQUIPMENT:

Land	12,663	12,312

Buildings and improvements	125,948	125,126

Machinery and equipment	600,153	580,892

Furniture and fixtures	11,606	8,984

	750,370	727,314

Less accumulated depreciation	(276,297)	(247,458)

Property, plant and equipment, net	474,073	479,856

GOODWILL, net	147,911	140,763

INVESTMENT IN UNCONSOLIDATED AFFILIATES	72,648	22,111

OTHER ASSETS	6,528	8,791

	$936,230	$878,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt	$16,583	$16,615

Accounts payable	53,462	62,454

Accrued liabilities	43,432	43,755

Dividends payable	4,699	4,572

Total current liabilities	118,176	127,396

REVOLVING CREDIT LOANS	194,000	140,000

LONG-TERM DEBT, less current maturities	269,730	269,739

DEFERRED INCOME TAXES	58,964	49,153

DEFERRED COMPENSATION	2,685	3,164

OTHER LIABILITIES	7,448	9,786

MINORITY INTEREST	1,108	946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	0	0

Common stock, $.10 par value; 60,000,000 shares authorized, 26,186,734 and 25,488,280 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	2,619	2,549

Additional paid-in capital	160,276	149,509

Retained earnings	121,982	126,935

Accumulated other comprehensive income	(758)	(534)

	284,119	278,459

	$936,230	$878,643

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)

SALES	$249,592	$254,349	$779,073	$675,959

FREIGHT	12,861	13,057	38,710	34,646

Net sales	236,731	241,292	740,363	641,313

COST OF SALES	188,909	188,015	581,608	487,955

Gross profit	47,822	53,277	158,755	153,358

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	34,459	33,326	109,510	93,968

RESTRUCTURING COSTS	8,564	0	15,477	0

Operating income	4,799	19,951	33,768	59,390

OTHER (EXPENSE) INCOME:

Interest expense	(9,063)	(7,552)	(24,674)	(17,802)

Interest income	59	100	316	465

Equity in income of unconsolidated affiliates	816	2,912	7,186	7,355

Other, net	(259)	(132)	(609)	(220)

	(8,447)	(4,672)	(17,781)	(10,202)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(3,648)	15,279	15,987	49,188

MINORITY INTEREST	(28)	(95)	(161)	(291)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,115)	5,129	6,778	17,111

NET (LOSS) INCOME	$(2,561)	$10,055	$9,048	$31,786

BASIC

NET (LOSS) INCOME PER COMMON SHARE	$(0.10)	$0.40	$0.35	$1.27

Weighted average number of shares outstanding	25,932	25,100	25,780	24,942

DILUTED

NET (LOSS) INCOME PER COMMON SHARE	$(0.10)	$0.40	$0.35	$1.27

Diluted weighted average number of shares outstanding	25,932	25,212	25,791	25,069

The accompanying notes are an integral part of these condensed consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
Cash provided by (used in)

Operating activities:

Net income	$9,048	$31,786

Depreciation and amortization	45,170	37,283

Restructuring costs	12,588	0

Other noncash adjustments	1,434	(2,250)

Changes in current assets and liabilities	(34,913)	(7,517)

Net cash provided by operating activities	33,327	59,302

Investing activities:

Purchases of property, plant and equipment	(47,110)	(25,923)

Acquisitions of businesses, net of cash acquired	(4,007)	(177,881)

Investment in unconsolidated affiliates	(50,809)	0

Other	10,818	2,160

Net cash used in investing activities	(91,108)	(201,644)

Financing activities:

Proceeds from revolving credit loans	144,000	153,000

Repayments of revolving credit loans	(90,000)	(150,000)

Proceeds from note issuance	0	196,733

Repayments of long-term debt	(115)	(33,672)

Dividends paid	(13,831)	(13,424)

Proceeds from issuances of stock	460	1,024

Other	(649)	(616)

Net cash provided by financing activities	39,865	153,045

Net (decrease) increase in cash and cash equivalents	(17,916)	10,703

Cash and cash equivalents at beginning of period	18,771	2,610

Cash and cash equivalents at end of period	$855	$13,313

Supplemental Disclosures:

Cash payments for interest	$17,229	$12,261

Cash payments for income taxes	$8,939	$14,373

Stock issued for acquisitions	$10,547	$17,963

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Note 1.	Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Acquisitions

Each of the following acquisitions is being accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16. As a result, the Company records the assets and liabilities of the acquired companies at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The pro forma impact of the following acquisitions are not material to the interim operating results for the period ending September 30, 2000.

In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for 248,132 shares of the Company’s common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services. Goodwill of approximately $6.0 million was recorded in connection with the acquisition and is being amortized over 40 years.

In September 2000, the Company acquired all of the outstanding stock of Arrow Paper Products in exchange for 342,743 shares of the Company’s common stock valued at $5.1 million. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets. Goodwill of approximately $3.6 million was recorded in connection with the acquisition and is being amortized over 40 years.

Note 3.	Comprehensive Income

Total comprehensive income (loss), consisting of net income (loss) plus other nonowner changes in equity, for the three months ended September 30, 2000 and 1999 was ($2,587,000) and $10,190,000, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive income was $8,824,000 and $31,771,000, respectively.

Note 4.	New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 1.

fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133.” This statement defers the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB No. 133).” This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management does not expect these pronouncements to have a significant impact on the Company’s financial statements and will adopt the provisions of the pronouncements effective January 1, 2001.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

Net sales (external customers):

Paperboard	$96,714	$105,045	$313,997	$272,772

Tube, core and composite container	67,583	64,150	201,230	190,925

Carton and custom packaging	72,434	72,097	225,136	177,616

Total	$236,731	$241,292	$740,363	$641,313

Net sales (intersegment):

Paperboard	$39,716	$32,654	$106,836	$88,896

Tube, core and composite container	994	814	3,372	2,106

Carton and custom packaging	243	161	793	318

Total	$40,953	$33,629	$111,001	$91,320

Operating income:

Paperboard(A)	$1,320	$13,714	$20,403	$43,216

Tube, core and composite container	4,576	5,373	14,784	15,592

Carton and custom packaging	2,634	4,158	8,607	9,383

Total	$8,530	$23,245	$43,794	$68,191

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 1.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

Corporate expense	$(3,731)	$(3,294)	$(10,026)	$(8,801)

Operating income	4,799	19,951	33,768	59,390

Interest expense	(9,063)	(7,552)	(24,674)	(17,802)

Interest income	59	100	316	465

Equity in income of unconsolidated affiliates	816	2,912	7,186	7,355

Other (net)	(259)	(132)	(609)	(220)

Income (loss) before income taxes and minority interest	$(3,648)	$15,279	$15,987	$49,188

(A)	During the first quarter of 2000, the Company recorded a charge to operations of approximately $6.9 million in restructuring costs related to the closing of the Baltimore, Maryland paperboard mill. During the third quarter of 2000, the Company also recorded a charge to operations of approximately $8.6 million in restructuring costs related to the closing of the Camden, New Jersey paperboard mill. Both of these restructuring costs were related to the paperboard segment and are reflected in the segment’s operating income (See Note 6).

Note 6.	Restructuring Costs

In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company’s ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security, utilities and other exit costs. As of September 30, 2000, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which is anticipated to occur prior to December 31, 2001. The remaining severance and termination benefits will be paid by December 31, 2000.

The following is a summary of restructuring activity from plan adoption to September 30, 2000 (unaudited):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

First quarter 2000 provision	$5,696,000	$604,000	$613,000	$6,913,000

Noncash	5,696,000	0	0	5,696,000

Cash	0	604,000	613,000	1,217,000

First quarter 2000 cash activity	0	(275,000)	(204,000)	(479,000)

Balance as of March 31, 2000	$0	$329,000	$409,000	$738,000

Second quarter 2000 cash activity	0	(183,000)	(309,000)	(492,000)

Balance as of June 30, 2000	$0	$146,000	$100,000	$246,000

Third quarter 2000 cash activity	0	(141,000)	(63,000)	(204,000)

Balance as of September 30, 2000	$0	$5,000	$37,000	$42,000

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 1.

In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill experienced a slowdown in wallboard shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company’s largest gypsum facing paper customer to continue purchasing facing paper under a long term supply agreement. The $8.6 million charge included a $6.9 million noncash asset impairment write-down of fixed assets to estimated net realizable value and a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, as well as a $1.1 million accrual for post-closing utility, security, leases, and other exit costs. As of September 30, 2000, seven employees remained to collect receivables, process payables and provide human resources services to terminated employees. The remaining severance and termination benefits will be paid by December 31, 2001. This mill contributed net sales and operating income of $11.6 million and $1.2 million, respectively, for the nine months ended September 30, 2000 and $13.7 million and $0.9 million, respectively, for the nine months ended September 30, 1999. The Company is marketing the land and building and will complete the exit plan upon the sale of the property, which is anticipated to occur prior to December 31, 2001.

The following is a summary of restructuring activity from plan adoption to September 30, 2000 (unaudited):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

Third quarter 2000 provision	$6,890,000	$558,000	$1,116,000	$8,564,000

Noncash	6,890,000	0	0	6,890,000

Cash	0	558,000	1,116,000	1,674,000

Third quarter 2000 cash activity	0	(378,000)	(99,000)	(477,000)

Balance as of September 30, 2000	$0	$180,000	$1,017,000	$1,197,000

Note 7.	Commitments and Contingencies

The Company is currently in litigation with its largest gypsum facing paper customer, Georgia-Pacific Corporation (“G-P”), over G-P’s refusal to continue purchasing certain requirements of gypsum facing paper pursuant to the terms of a long-term supply contract between the Company and G-P. The contract was executed in April 1996 and terminates on August 20, 2005, unless extended. The Company believes that the express language of the contract requires G-P to purchase all paper products used in wallboard manufacturing at the G-P wallboard plants designated in the contract, and the parties generally have performed their respective obligations under the contract in accordance with this requirement since inception. In the third quarter of 2000, G-P asserted the position that the contract does not include certain grades of facing paper and that G-P would manufacture these grades for itself. Since then, G-P has substantially curtailed its purchases of gypsum facing paper from the Company.

On August 16, 2000, the Company filed suit against G-P in the General Court of Justice, Superior Court Division, of Mecklenburg County, North Carolina (Case No.  00-CVS-12302), asserting a claim for breach of contract based on G-P’s refusal to continue making purchases under the contract. The complaint seeks damages in excess of $100 million, and was amended in October 2000 to request an injunction requiring G-P to specifically perform its obligations under the contract.

On September 1, 2000, G-P filed a separate action in the Superior Court of Fulton County, Georgia (Case No.  2000CV-27684), seeking a declaratory judgment in support of its interpretation of the contract that its actions are not in breach of the contract.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 1.

The Company, as defendant in the Georgia case, has filed an answer and motion seeking dismissal or stay of the Georgia case pending resolution of the North Carolina case, and G-P has done likewise with respect to the North Carolina case, but the respective courts have yet to rule on these motions.

The Company and G-P also have engaged in settlement discussions from time to time during the dispute, but have failed to reach any agreement to date.

The Company intends to vigorously prosecute the North Carolina action and defend the Georgia case in order to vindicate its interpretation of the contract, but can give no assurance as to the timing or outcome of the litigation. Based on the nature of litigation generally and the course of developments in the North Carolina and Georgia actions to date, the Company does not believe that any resolution of the pending dispute will be forthcoming in the near future. Accordingly, the Company believes that its operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from G-P.

The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters (other than the litigation described above with G-P) will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has guaranteed one-half of the debt of its two 50-percent-owned joint ventures with Temple-Inland Forest Products Corporation (“Temple-Inland”). At September 30, 2000, the Company’s portion of this guaranteed debt totaled approximately $43.1 million. These joint ventures are being accounted for under the equity method of accounting.

Note 8.	Subsequent Events

In October 2000, the Company completed the acquisition of 100  percent of the membership interests in Crane Carton Company, LLC in exchange for 1,659,790 shares of the Company’s common stock valued at $18.9 million plus $6.4 million of assumed debt. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I, ITEM 2.

CARAUSTAR INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

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

The Company is vertically integrated to the extent that a large portion of its paperboard production is consumed internally by its converting segments (approximately 38 percent in the first nine months of 2000). As part of its strategy to optimize capacity utilization, the Company regularly purchases paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on the Company’s own mill system. Additionally, each of the Company’s mills can produce recycled paperboard for more than one end-use product market, which allows it to shift production between mills in response to customer or market demands. The Company is also the only major manufacturer to serve all four recycled boxboard end-use markets: tube and core, folding carton, gypsum wallboard facing paper and other specialty.

Recovered fiber, which is derived from recycled paper stock, is the Company’s only significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. Recovered fiber cost per ton averaged $78 during 1999. Fiber costs rose steadily throughout 1999 and the first half of this year before beginning to decrease, averaging $108 during the first nine months of 2000. Although the Company raises its selling prices in response to increases in raw material costs, it often is unable to maintain its operating margins in the face of dramatic cost increases, and it experiences short-term margin shrinkage during all periods of price increases due to customary time lags in the implementation of price increases. There can be no assurance that the Company will be able to recoup any future increases in the cost of recovered fiber by raising the prices of its products. There also can be no assurance that, even if the Company is able to recoup such cost increases, its operating margins and results of operations will not be materially and adversely affected by time delays in the implementation of price increases.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

Three Months Ended September 30, 2000 and 1999

The following tables set forth certain operating data regarding the Company’s volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company’s business segments are combined and presented along end-use market lines. Net sales and operating income are reported by segment in Note 5 to the consolidated financial statements as part of Part 1, Item 1 of this report.

	Three Months
	Ended
	September 30,
				%
	2000	1999	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	242.0	293.2	(51.2)	–17.5%

Outside purchases	28.9	24.7	4.2	17.0%

Total paperboard tonnage	270.9	317.9	(47.0)	–14.8%

Tons sold by market (in thousands):
Tube, core and can volume

Paperboard (internal)	52.6	52.1	0.5	1.0%

Outside purchases	6.3	5.3	1.0	18.9%

Tube, core and can converted products	58.9	57.4	1.5	2.6%

Unconverted paperboard	11.1	9.7	1.4	14.4%

Tube, core and can volume	70.0	67.1	2.9	4.3%
Folding carton volume

Paperboard (internal)	15.6	20.1	(4.5)	–22.4%

Outside purchases	20.4	16.2	4.2	25.9%

Folding carton converted products	36.0	36.3	(0.3)	–0.8%

Unconverted paperboard	67.5	84.0	(16.5)	–19.6%

Folding carton volume	103.5	120.3	(16.8)	–14.0%
Gypsum facing paper volume

Unconverted paperboard	44.3	73.0	(28.7)	–39.3%

Outside purchases (for resale)	0.0	0.6	(0.6)	–100%

Gypsum facing volume	44.3	73.6	(29.3)	–39.8%
Other specialty volume

Paperboard (internal)	22.9	24.2	(1.3)	–5.4%

Outside purchases	2.2	2.6	(0.4)	–15.4%

Other specialty converted products	25.1	26.8	(1.7)	–6.3%

Unconverted paperboard	28.0	30.1	(2.1)	–7.0%

Other specialty volume	53.1	56.9	(3.8)	–6.7%

Total paperboard tonnage	270.9	317.9	(47.0)	–14.8%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$448	$412	$36	8.7%

Average same-mill recovered fiber cost	99	97	2	2.1%

Paperboard mill gross paper margin	$349	$315	$34	10.8%

Tube and core:

Average net selling price	$797	$724	$73	10.1%

Average paperboard cost	455	388	67	17.3%

Tube and core gross paper margin	$342	$336	$6	1.8%

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

Consolidated net sales for the quarter ended September 30, 2000 decreased 1.9 percent to $236.7 million from $241.3 million in the same quarter of 1999. Acquisitions accounted for $8.2 million of net sales during the third quarter of 2000. Excluding acquisitions, net sales decreased 5.3 percent. This decrease was primarily due to lower volume in the paperboard segment and lower sales in the carton and custom packaging segment, partially offset by higher selling prices in the paperboard and the tube, core and composite container segments.

Total paperboard tonnage for the quarter decreased 14.8 percent to 270.9 thousand tons from 317.9 thousand tons. This decrease was the result of lower shipments of unconverted paperboard to external customers, primarily to customers in the gypsum facings and folding carton end-use markets. Outside purchases increased 17.0 percent to 28.9 thousand tons compared to prior year. Tons sold from paperboard mill production decreased 17.5 percent for the quarter to 242.0 thousand tons compared with 293.2 thousand tons in the third quarter of last year. Total tonnage converted was essentially unchanged at 120.0 thousand tons in the third quarter of 2000 compared to 1999, but decreased 2.1 percent excluding acquisitions.

Gross margin for the third quarter of 2000 decreased to 20.2 percent of net sales from 22.1 percent in 1999. This margin decrease was due primarily to lower volume and a revaluation of recovered fiber inventory to reflect the rapid decline in recovered fiber prices in the paperboard segment, and higher fuel and energy costs for all business segments, partially offset by higher margins in the paperboard and the tube, core and composite container segments.

In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill experienced a slowdown in wallboard shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company’s largest gypsum facing paper customer, Georgia-Pacific Corporation, to continue purchasing facing paper under a long term supply agreement. The $8.6 million charge included a $6.9 million noncash asset impairment write-down of fixed assets to estimated net realizable value and a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, as well as a $1.1 million accrual for post-closing utility, security, leases, and other exit costs. In the third quarter of 2000, the Company paid $378 thousand in severance and termination benefits and $99 thousand in other exit costs. As of September 30, 2000, seven employees remained to collect receivables, process payables and provide human resources services to terminated employees. The remaining severance and termination benefits will be paid by December 31, 2001. This mill contributed net sales and operating income of $11.6 million and $1.2 million, respectively, for the nine months ended September 30, 2000 and $13.7 million and $0.9 million, respectively, for the nine months ended September 30, 1999. The Company is marketing the land and building and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2001.

Operating income for the third quarter of 2000 was $4.8 million, a decrease of $15.2 million, or 75.9 percent, from the third quarter of 1999. Operating income for comparable facilities and excluding restructuring costs decreased $7.9 million, or 39.5 percent, from the prior year. This decrease was the result of lower operating income from all business segments, with the paperboard and carton and custom packaging segments showing the most significant decreases. Selling, general and administrative expenses increased $1.1 million in the third quarter of 2000 versus 1999 due primarily to acquisitions.

Interest expense increased 20.0 percent to $9.1 million for the third quarter of 2000 from $7.6 million in 1999. This increase was primarily due to higher average borrowings and higher interest rates on the revolving credit facility.

Equity income from unconsolidated affiliates for the third quarter of 2000 was $816 thousand, down $2.1 million, or 72.0 percent, from 1999 primarily due to lower operating results from the Company’s gypsum wallboard joint venture with Temple-Inland, combined with start-up costs at Premier Boxboard Limited LLC, the Company’s containerboard mill joint venture with Temple-Inland.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

As discussed above, results for the third quarter of 2000 included a nonrecurring restructuring charge recorded in conjunction with the closing of the Company’s Camden, New Jersey paperboard mill of $8.6 million ($5.3 million, net of tax benefit, or $0.21 per common share on a diluted basis). Excluding this charge, net income was $2.8 million, or $0.11 per common share. Including the restructuring charge, the net loss was $2.6 million in the third quarter of 2000 compared with net income of $10.1 million last year. Including the restructuring charge, diluted net loss per common share was $0.10 in the third quarter of 2000 compared with diluted net income per common share of $0.40 in 1999.

Nine Months Ended September 30, 2000 and 1999

The following tables set forth certain operating data regarding the Company’s volume and gross paper margins for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from the Company’s business segments are combined and presented along end-use market lines.

	Nine Months
	Ended
	September 30,
				%
	2000	1999	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	776.9	791.8	(14.9)	–1.9%

Outside purchases	89.8	62.6	27.2	43.5%

Total paperboard tonnage	866.7	854.4	12.3	1.4%

Tons sold by market (in thousands):
Tube, core and can volume

Paperboard (internal)	155.8	153.9	1.9	1.2%

Outside purchases	18.8	14.3	4.5	31.5%

Tube, core and can converted products	174.6	168.2	6.4	3.8%

Unconverted paperboard	29.4	32.1	(2.7)	–8.4%

Tube, core and can volume	204.0	200.3	3.7	1.8%
Folding carton volume

Paperboard (internal)	51.4	49.4	2.0	4.0%

Outside purchases	64.4	38.8	25.6	66.0%

Folding carton converted products	115.8	88.2	27.6	31.3%

Unconverted paperboard	209.2	213.0	(3.8)	–1.8%

Folding carton volume	325.0	301.2	23.8	7.9%
Gypsum facing paper volume

Unconverted paperboard	155.9	194.8	(38.9)	–20.0%

Outside purchases (for resale)	0.5	3.5	(3.0)	–85.7%

Gypsum facing volume	156.4	198.3	(41.9)	–21.1%
Other specialty volume

Paperboard (internal)	90.6	67.0	23.6	35.2%

Outside purchases	6.1	6.0	1.0	1.7%

Other specialty converted products	96.7	73.0	23.7	32.5%

Unconverted paperboard	84.6	81.6	3.0	3.7%

Other specialty volume	181.3	154.6	26.7	17.3%

Total paperboard tonnage	866.7	854.4	12.3	1.4%

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

	Nine Months
	Ended
	September 30,
				%
	2000	1999	Change	Change

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$443	$404	$39	9.7%

Average same-mill recovered fiber cost	108	78	30	38.5%

Paperboard mill gross paper margin	$335	$326	$9	2.8%

Tube and core:

Average net selling price	$781	$719	$62	8.6%

Average paperboard cost	437	383	54	14.1%

Tube and core gross paper margin	$344	$336	$8	2.4%

Consolidated net sales for the nine months ended September 30, 2000 increased 15.4 percent to $740.4 million from $641.3 million in 1999. Acquisitions accounted for $90.1 million of net sales during the first nine months of 2000. Excluding acquisitions, net sales increased 1.4 percent. This increase was due primarily to higher sales from the tube, core and composite container and the carton and custom packaging segments, partially offset by lower sales from the paperboard segment.

Total paperboard tonnage for the first nine months of 2000 increased 1.4 percent to 866.7 thousand tons from 854.4 thousand tons in 1999. Excluding acquisitions, total paperboard tonnage decreased 5.5 percent to 807.5 thousand tons from the prior year. This decrease was due to lower shipments of unconverted paperboard to the gypsum facings and folding carton end-use markets, partially offset by higher outside purchases. Excluding acquisitions, outside purchases increased 17.7 percent to 73.6 thousand tons. Tons sold from paperboard mill production decreased 1.9 percent for the first nine months of 2000 to 776.9 thousand tons and decreased 7.7 percent excluding acquisitions. Total tonnage converted increased 17.7 percent for the first nine months of 2000 to 387.1 thousand tons and increased 4.4 percent excluding acquisitions. Excluding acquisitions, volumes in the folding carton and other specialty end-use markets decreased 7.9 percent and increased 9.7 percent, respectively.

Gross margin for the first nine months of 2000 decreased to 21.4 percent of net sales from 23.9 percent in 1999. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percent of sales, than the Company’s other operations, combined with lower margins in the paperboard segment.

In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company’s ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security, utilities and other exit costs. In the first, second and third quarters of 2000, the Company paid $275 thousand, $183 thousand and $141 thousand, respectively, in severance and termination benefits and paid $204 thousand, $309 thousand and $63 thousand, respectively, in other exit costs. As of September 30, 2000, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2001. The remaining severance and termination benefits will be paid by December 31, 2000. The Company does not expect the mill closure to have a material impact on future operations.

Operating income for the first nine months of 2000 was $33.8 million, a decrease of $25.6 million, or 43.1 percent from the year-earlier period. Operating income at comparable facilities and excluding restructuring costs declined $9.8 million, or 16.6 percent. This decline was due to lower operating income in all business

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

segments, with the paperboard and carton and custom packaging segments showing the most significant decreases from prior year. Selling, general and administrative expenses increased $15.5 million in the first nine months of 2000 versus 1999 due primarily to acquisitions and higher information technology costs.

Interest expense increased 38.6 percent to $24.7 million for the first nine months of 2000 from $17.8 million in 1999. This increase was primarily due to the June 1, 1999 public debt securities offering, higher average borrowings and higher interest rates on the revolving credit facility.

Equity income from unconsolidated affiliates for the first nine months of the year was $7.2 million, down 2.3 percent from 1999 due to start-up costs at Premier Boxboard Limited LLC, the Company’s containerboard mill joint venture with Temple-Inland, partially offset by improved results in the first half of 2000 for the Company’s gypsum wallboard joint venture with Temple-Inland.

As discussed above, results for the first nine months of 2000 included nonrecurring restructuring charges, recorded in conjunction with the closings of the Company’s Baltimore, Maryland and Camden, New Jersey paperboard mills, of $15.5 million ($9.7 million, net of tax benefit, or $0.38 per common share on a diluted basis). Excluding these charges, net income was $18.7 million, or $0.73 per common share. Including the restructuring charges, net income decreased 71.5 percent to $9.0 million for the first nine months of 2000 from $31.8 million last year. Diluted net income per common share, including the restructuring charges, decreased 72.4 percent to $0.35 for the nine months ended September 30, 2000 from $1.27 in the same period of 1999.

Liquidity and Capital Resources

On September 30, 2000, the Company had loans of $194.0 million outstanding under its revolving credit facility versus $150.0 million on September 30, 1999 and $140.0 million on December 31, 1999. Loans under the revolving credit facility bear interest, payable monthly, at the Eurodollar rate plus a margin based upon the Company’s investment grade rating, as defined in the revolving credit agreement. For the nine months ended September 30, 2000 and 1999 and for the year ended December 31, 1999, the weighted average borrowings outstanding under the revolving credit facility during such periods bore interest at 6.28 percent, 5.36 percent and 5.44 percent, respectively. Other long-term debt consisted of the following (in thousands):

	September 30,		December 31,

	2000	1999	1999

7.375 percent 10-year notes	$198,766	$198,667	$198,691

7.74 percent senior notes	82,750	82,750	82,750

Other notes payable	4,797	4,871	4,913

	286,313	286,288	286,354

Less current maturities	16,583	90	16,615

	$269,730	$286,198	$269,739

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

The Company has a $400 million, five-year bank revolving credit facility which may be increased up to $500 million and its maturity extended by up to three additional years beyond the second quarter of 2002, subject to certain conditions and approvals. The Company can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions. Interest under the facility is computed using the Company’s choice of: (a) the Eurodollar rate plus a margin; or (b) the higher of (i) the Federal Funds Rate plus a margin or (ii) the bank’s prime lending rate. The Company can also choose the basis for determining

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

the margin above the Eurodollar rate as either: (a) its consolidated leverage ratio; or (b) its investment grade rating. The revolving credit agreement contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of certain leverage and interest coverage ratios, as defined in the agreement. During the third quarter of 2000 the Company completed an amendment to the credit agreement renegotiating certain debt covenant provisions. This amendment will require the Company to compute the interest margin using its consolidated leverage ratio beginning in the fourth quarter of 2000.

Cash generated from operations was $33.3 million for the nine months ended September 30, 2000 compared with $59.3 million for the same period last year. The decrease in the first nine months of 2000 compared to the same period last year was due primarily to lower net income and unfavorable changes in working capital.

Capital expenditures, excluding acquisitions of businesses, were $47.1 million in the first nine months of 2000 versus $25.9 million for the same period last year. Significant projects contributing to the increase in 2000 over 1999 included a major upgrade to the stock preparation system at the Sprague mill, the purchase of two die-cutters and a state-of-the-art, high-speed printing press for the carton and custom packaging segment and a capacity expansion at a specialty converted products facility. Aggregate capital expenditures of approximately $57.9 million are anticipated for 2000.

In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for 248,132 shares of the Company’s common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services.

In September 2000, the Company acquired all of the outstanding stock of Arrow Paper Products in exchange for 342,743 shares of the Company’s common stock valued at $5.1 million. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets.

In October 2000, the Company completed the acquisition of 100 percent of the membership interests in Crane Carton Company, LLC in exchange for 1,659,790 shares of the Company’s common stock valued at $18.9 million plus $6.4 million of assumed debt. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois.

Cash dividends of $13.8 million were paid in the first nine months of 2000 versus $13.4 million in the same period last year. The Company’s debt agreements contain no specific limitations on the payment of dividends.

The Company did not purchase any shares of its common stock during the first nine months of 2000 pursuant to its common stock purchase plan. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company’s board of directors has authorized purchases of up to 831,000 additional shares, and the Company intends to continue such purchases, subject to market conditions and availability, but there can be no assurance as to the completion, timing or prices of such future purchases.

During the second quarter of 1999, the Company formed a joint venture with Temple-Inland to own and operate Temple’s Newport, Indiana containerboard mill. The joint venture, Premier Boxboard Limited LLC (“PBL”), undertook a 14-month, $75 million project to modify the mill to enable it to produce a new, lightweight gypsum facing paper along with other containerboard grades. The mill began operations as modified during the third quarter of 2000. Under the joint venture agreement, the Company contributed $50 million to the joint venture during the second quarter of 2000 and Temple contributed the net assets of the mill. The Company and Temple each have a 50 percent interest in the joint venture.

The Company anticipates that it will be able to meet its funding needs for the possible acquisition of additional facilities, working capital, capital expenditures and additional stock purchases through internally generated cash and borrowings under its revolving credit facility and the issuance of debt securities in the public markets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

Georgia-Pacific Litigation

As previously reported, the Company is currently in litigation with its largest gypsum facing paper customer, Georgia-Pacific Corporation (“G-P”), over G-P’s refusal to continue purchasing certain requirements of gypsum facing paper pursuant to the terms of a long-term supply contract between the Company and G-P. The contract was executed in April 1996 and terminates on August 20, 2005, unless extended. The Company believes that the express language of the contract requires G-P to purchase all paper products used in wallboard manufacturing at the G-P wallboard plants designated in the contract, and the parties generally have performed their respective obligations under the contract in accordance with this requirement since inception. In the third quarter of 2000, G-P asserted the position that the contract does not include certain grades of facing paper and that G-P would manufacture these grades for itself. By the end of the third quarter, G-P’s purchases fell by more than 80% from the 7,000 tons per month that prevailed in the first half of 2000. Shipments to G-P are expected to fall below 500 tons per month in the fourth quarter. As a result of this loss in volume the Company, as previously reported, closed its Camden paperboard mill and lost volume amounting to approximately 40% of the capacity of its Buffalo paperboard mill.

On August 16, 2000, the Company filed suit against G-P in the General Court of Justice, Superior Court Division, of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), asserting a claim for breach of contract based on G-P’s refusal to continue making purchases under the contract. The compliant seeks damages in excess of $100 million, and was amended in October 2000 to request an injunction requiring G-P to specifically perform its obligations under the contract.

On September 1, 2000, G-P filed a separate action in the Superior Court of Fulton County, Georgia (Case No. 2000CV-27684), seeking a declaratory judgment in support of its interpretation of the contract that its actions are not in breach of the contract.

The Company, as defendant in the Georgia case, has filed an answer and motion seeking dismissal or stay of the Georgia case pending resolution of the North Carolina case, and G-P has done likewise with respect to the North Carolina case, but the respective courts have yet to rule on these motions.

The Company and G-P has engaged in settlement discussions from time to time during the dispute, but have failed to reach any agreement to date.

The Company intends to vigorously prosecute the North Carolina action and defend the Georgia case in order to vindicate its interpretation of the contract, but can give no assurance as to the timing or outcome of the litigation. Based on the nature of litigation generally and the course of developments in the North Carolina and Georgia actions to date, the Company does not believe that any resolution of the pending dispute will be forthcoming in the near future. Accordingly, the Company believes that its operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from G-P.

Forward-Looking Information

This Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Legal Proceedings” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s actual financial results, performance or condition are

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I, ITEM 2.

fluctuations in raw material prices and the economy in general, the outcome of the Company’s pending dispute and litigation with Georgia-Pacific Corporation and the Company’s ability to minimize the impact of, or recover from Georgia-Pacific, losses resulting from this dispute, the degree and nature of competition, demand for the Company’s products, changes in government regulations, the Company’s ability to complete acquisitions and integrate the operations of acquired businesses, and other matters discussed in this report and the Company’s other filings with the Securities and Exchange Commission.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. There have been no significant developments with respect to the Company’s exposure to interest rate market risk.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART II, ITEM 1.

PART II. OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

The Company is currently in litigation with its largest gypsum facing paper customer, Georgia-Pacific Corporation (“G-P”), over G-P’s refusal to continue purchasing certain requirements of gypsum facing paper pursuant to the terms of a long-term supply contract between the Company and G-P. The contract was executed in April 1996 and terminates on August 20, 2005, unless extended. The Company believes that the express language of the contract requires G-P to purchase all paper products used in wallboard manufacturing at the G-P wallboard plants designated in the contract, and the parties generally have performed their respective obligations under the contract in accordance with this requirement since inception. In the third quarter of 2000, G-P asserted the position that the contract does not include certain grades of facing paper and that G-P would manufacture these grades for itself. Since then, G-P has substantially curtailed its purchases of gypsum facing paper from the Company.

On August 16, 2000, the Company filed suit against G-P in the General Court of Justice Superior Court Division, of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), asserting a claim for breach of contract based on G-P’s refusal to continue making purchases under the contract. The complaint seeks damages in excess of $100 million, and was amended in October 2000 to request an injunction requiring G-P to specifically perform its obligations under the contract.

On September 1, 2000, G-P filed a separate action in the Superior Court of Fulton County, Georgia (Case No. 2000CV-27684), seeking a declaratory judgment in support of its interpretation of the contract that its actions are not in breach of the contract.

The Company, as defendant in the Georgia case, has filed an answer and motion seeking dismissal or stay of the Georgia case pending resolution of the North Carolina case, and G-P has done likewise with respect to the North Carolina case, but the respective courts have yet to rule on these motions.

The Company and G-P also have engaged in settlement discussions from time to time during the dispute, but have failed to reach any agreement to date.

The Company intends to vigorously prosecute the North Carolina action and defend the Georgia case in order to vindicate its interpretation of the contract, but can give no assurance as to the timing or outcome of the litigation. Based on the nature of litigation generally and the course of developments in the North Carolina and Georgia actions to date, the Company does not believe that any resolution of the pending dispute will be forthcoming in the near future. Accordingly, the Company believes that its operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from G-P.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)  Reports on Form 8-K

The Company filed two current reports on Form 8-K during the quarter ended September 30, 2000. The first report, filed on September 12, 2000, incorporated by reference the contents of a Company press release regarding the Company’s contract dispute with Georgia-Pacific Corporation.

The second report, filed on September 12, 2000, incorporated the contents of a Company press release regarding the possible effect of certain developments on the Company’s third quarter operating results.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ H. LEE THRASH, III

H. Lee Thrash, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2000

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBIT INDEX

Exhibit
No.	Description

3.01	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	Second Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Registration Statement on Form S-4 [SEC File No. 333-29937])
4.01	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	Article II of the Company’s Second Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference — Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])
4.05	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
10.01	Note Agreement, dated as of October 1, 1992, between the Company and the Prudential Insurance Company of America, regarding the Company’s 7.89% Senior Subordinated Notes (Incorporated by reference — Exhibit 10.02 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
10.02	Amendment Agreement, dated as of June 2, 1995, between the Company and the Prudential Insurance Company of America regarding the Company’s 7.89% Senior Subordinated Notes (Incorporated by reference — Exhibit 10.03 to report on Form 10-Q for the quarter ended September 30, 1995 [SEC File No. 0-20646])
10.03	Amendment Agreement, dated as of July 23, 1997, between the Company and the Prudential Insurance Company of America regarding the Company’s 7.89% Senior Subordinated Notes (Incorporated by reference — Exhibit 10.03 to report on Form 10-Q for the quarter ended June 30, 1997 [SEC File No. 0-20646])
10.04	Amendment Agreement, dated as of August 12, 1998, between the Company and the Prudential Insurance Company of America regarding the Company’s 7.89% Senior Subordinated Notes (Incorporated by reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 1998 [SEC File No. 0-20646])
10.05	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.06 †	Paperboard Agreement, dated as of April 10, 1996, between the Company and Georgia-Pacific Corporation.

Exhibit
No.	Description

10.07	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.08	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.09	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.10	Energy Purchase Agreement, dated December 18, 1989, between Camden Paperboard Corporation and Camden Cogen, L.P. (Incorporated by reference — Exhibit 10.11 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.11	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10.12	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.14	1998 Key Employee Incentive Compensation Plan, as amended (Incorporated by reference — Exhibit 10.14 to report on Form 10-Q for the quarter ended March 31, 2000 [SEC File No. 0-20646])
10.15	Credit Agreement, dated as of July 23, 1997, by and among the Company, as Borrower, the banks listed therein, Bankers Trust Company, as Administrative Agent, NationsBank, N.A., as Syndication Agent, SunTrust Bank, Atlanta, as Documentation Agent, First Union National Bank, as Managing Agent and each of Credit Lyonnais, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo — Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the Quarter Ended June 30, 1997 [SEC File No. 0-20646])
10.16	Amendment No. 1 to Credit Agreement, dated as of October 8, 1997, by and among the Company, as Borrower, the banks listed therein, Bankers Trust Company, as Administrative Agent, NationsBank, N.A., as Syndication Agent, SunTrust Bank, Atlanta, as Documentation Agent, First Union National Bank, as Managing Agent and each of Credit Lyonnais, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo — Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents (Incorporated by reference — Exhibit 10.15 to report on Form 10-Q for the quarter ended September 30, 1998 [SEC File No. 0-20646])
10.17	Amendment No. 2 to Credit Agreement, dated as of October 30, 1998, by and among the Company, as Borrower, the banks listed therein, Bankers Trust Company, as Administrative Agent, NationsBank, N.A., as Syndication Agent, SunTrust Bank, Atlanta, as Documentation Agent, First Union National Bank, as Managing Agent and each of Credit Lyonnais, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo — Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents (Incorporated by reference — Exhibit 10.16 to report on Form 10-Q for the quarter ended September 30, 1998 [SEC File No. 0-20646])
10.18 †	Amendment No. 4 to Credit Agreement, dated as of September 29, 2000, by and among the Company, as Borrower, the banks Listed therein, Bankers Trust Company, as Administrative Agent, Bank of America, N.A., as Syndication Agent, SunTrust Bank, Atlanta, as Documentation Agent, First Union National Bank, as Managing Agent and each of Credit Lyonnais, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo — Mitsubishi, Ltd., and Wachovia Bank, as Co-Agents

Exhibit
No.	Description

10.19	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
11.01†	Computation of Earnings Per Share
27.01†	Financial Data Schedule (For SEC purposes only)

† Filed herewith