Form 10-K405
period 2000-12-31
CARAUSTAR INDUSTRIES INC
filed 2001-04-02
CIK 825692

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2001, computed by reference to the closing sale price on such date, was $231,509,891. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of the same date, 27,850,814 shares of Common Stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTION

     Caraustar Industries, Inc. operates its business through 34 subsidiaries across the United States and in Mexico and the United Kingdom. As used herein, "we," "our," "us," (or similar terms), the "Company" or "Caraustar" includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "believe," "anticipate," "estimate," "expect," "intend," "should," "would," "could," or "may" and similar expressions may identify forward-looking statements. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company's actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. For a discussion of some of the key factors that may have a direct bearing on the Company's actual financial results, performance or condition, please read carefully the information under "Risk Factors" in Part I, Item 1 of this Report, as well as the discussion of other factors included elsewhere in this Report and the Company's other filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements we make.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     We are a major manufacturer of 100% recycled paperboard and converted paperboard products. We manufacture products primarily from recovered fiber, which is derived from recycled paper. We operate in three business segments:

- Paperboard

- Tube, core and composite container

- Carton and custom packaging

     We report certain financial information by segment in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Report.

Operations and Products

     Paperboard. Our principal manufacturing activity is the production of uncoated and clay-coated recycled paperboard. In this manufacturing process, we reduce paperstock to pulp, clean and refine it and then process it into various grades of paperboard for internal consumption by our converting facilities or sale in the following four end-use markets:

- Tube, core and composite containers

- Folding cartons

- Gypsum wallboard facing paper

- Other specialty products

     We currently operate a total of 15 paperboard mills, including one owned in a joint venture. These mills are located in the following states: Connecticut, Georgia, Indiana, Iowa, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia. We ceased operations at two paperboard mills during 2000: the Baltimore, Maryland mill in February 2000 and the Camden, New Jersey mill in September 2000. Our Chicago, Illinois paperboard mill ceased operations in January 2001.

     In 2000, approximately 38% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 62% was sold to external customers. Sales of unconverted paperboard to external customers as a percentage of total sales by end-use market were as follows (excludes sales from the 50%-owned Premier Boxboard mill):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                     END-USE MARKET                           1998      1999      2000
                     --------------                          ------    ------    ------
Tube, core and composite containers......................     2.2%      1.8%      1.7%
Folding cartons..........................................    11.5%     12.1%     12.6%
Gypsum wallboard facing paper............................    13.2%     13.8%     10.2%
Other specialty products(1)..............................    10.3%     10.5%     11.0%

---------------

(1) Includes sales of unconverted paperboard and certain specialty converted products.

     Three of our paperboard mills operate specialty converting facilities that supply other specialty converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries. We also operate two specialty converting facilities that supply die cut and foam laminated products and manufacture jigsaw puzzles, coin folders and other specialty products.

     Each of our paperboard mills and most of our converting plants have onsite recovered fiber facilities that collect and bale recycled paperstock. In addition, we operate nine stand-alone paperstock recycling and brokerage facilities that collect, sale and broker recovered fiber to external customers and to our own mills. Sales of paperstock to external customers accounted for 5.6% of our total sales in 2000, 5.2% in 1999 and 4.5% in 1998.

     Tube, Core and Composite Container. Our largest converting operation is the production of tubes and cores. The principal applications of these products are cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 31 tube and core converting plants obtain approximately 89% of their paperboard needs from our paperboard mills and the remaining 11% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, tube and core converting facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

     We are seeking to expand our presence in the markets for more sophisticated tubes and cores, which require stronger paper grades, higher skill and new converting technology. These markets include the yarn carrier and plastic film markets, as well as the market for cores used in certain segments of the paper industry. We believe these markets offer significant growth potential, as well as potentially higher operating margins.

     In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 21.3% of our total sales to external customers in 2000, 21.8% in 1999 and 26.3% in 1998.

     Our tube, core and composite container division also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has three composite container plants located in Stevens Point, Wisconsin, Saint Paris, Ohio and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 3.9% of our total sales to external customers in 2000, 4.3% in 1999 and 4.8% in 1998.

     We manufacture injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries and other specialized products. These plastic products are, to a large extent, complementary to our tube and core products. We have an 80% equity interest in a plant in Union, South Carolina that produces such plastic products. Some of this plant's customers also purchase our tubes and cores. This plant currently has five plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. We also produce injection-molded plastic parts at our facility in Georgetown, Kentucky. These parts are primarily used as components in the manufacture of our composite containers. We produce plastic cartridges at a facility located in New Smyrna Beach, Florida. Plastic product and related sales to external customers accounted for 2.3% of our total sales to external customers in 2000, 2.5% in 1999 and 3.0% in 1998.

     Carton and Custom Packaging. Our other converting operations produce folding cartons and rigid set-up boxes at 16 plants. These plants obtain approximately 44% of their paperboard needs from our paperboard mills and the remaining 56% from other manufacturers. Our boxes and cartons are used principally as containers for hosiery, hardware, candy, sports-related items, cosmetics, dry food, film and various other industrial applications, including textile and apparel applications.

     We operate eight specialty packaging facilities: four in Ohio, two in New Jersey and one each in Massachusetts and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. Additionally, we operate a digital imaging facility in Ohio and a prepress reproduction facility in Connecticut.

     Carton and custom packaging sales accounted for 31.4% of our total sales to external customers in 2000, 28.2% in 1999 and 24.2% in 1998.

     Our consolidated net sales for the twelve months ended December 31, 2000 were $963.4 million. We estimate that our three business segments accounted for the following percentages of net sales for the twelve months ended December 31, 2000:

- Paperboard -- 41%

- Tube, core and composite container -- 27%

- Carton and custom packaging -- 32%

     Joint Ventures. We also operate two joint ventures with Temple-Inland, Inc., in which we own 50% interests. One of the joint ventures, Premier Boxboard Limited LLC, formed in 1999, produces a new, lightweight gypsum facing paper along with other containerboard grades. We believe that Premier is the lowest cost mill in the industry. The other joint venture, Standard Gypsum, L.P., formed in 1996, manufactures gypsum wallboard. We manage the day-to-day operations of our Premier Boxboard joint venture, and Temple-Inland manages the day-to-day operations at our Standard Gypsum joint venture.

     We also have an equity interest as the nonoperating partner in two tube plants. One of the tube plants is located in Tacoma, Washington and manufactures spiral-wound tubes and edge protectors. The other tube plant is located in Scarborough, Ontario, Canada and manufactures spiral- and convolute-wound tubes.

     Raw Materials. Recovered fiber derived from recycled paperstock is the only significant raw material we use in our mill operations. We purchase approximately 69% of our paperstock requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. We obtain the balance from a combination of other sources. We collect some paperstock from small collectors and waste collection businesses. Our paperstock recycling and processing facilities sort and bale this paperstock and then either transfer it to our mills for processing or sell it to third parties. We also obtain paperstock from customers of our converting operations and from waste handlers and collectors who deliver loose paperstock to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own paperstock for our periodic collection.

     We closely monitor our recovered fiber costs, which can fluctuate significantly. We also intend to further increase our unbaled paperstock purchases as a percentage of our total recovered fiber needs and to increase our reliance on purchases from our small baler program.

     Energy Costs. Excluding labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. Historically, we have not participated in any energy hedging activities.

     Product Distribution. Each of our manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 180 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

     Customers. We manufacture most of our converted products pursuant to customers' orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of major customers; however, we are currently in litigation with Georgia-Pacific, formerly our largest gypsum facing paper customer, over its refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. Our operating results and financial condition have been materially and adversely affected by the loss of contract volume from Georgia-Pacific. Other than the loss of Georgia-Pacific, we do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations.

     Competition. Although we compete with numerous other manufacturers and converters, our competitive position varies greatly by geographic area and within the various product markets of the recycled paperboard industry. In most of our markets, our competitors are capable of supplying products that would meet customer needs. Some of our competitors have greater financial resources than we do. We compete in our markets on the basis of price, quality and service. We believe that it is important in all of our markets to work closely with our customers to develop or adapt products to meet customers' specialized needs. We also believe that we compete favorably on the basis of all of the above factors.

       Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total tube and core market in the United States in 1999. We also compete with several regional companies and numerous small local companies in the tube and core market.

       Carton and custom packaging. The folding carton and set-up box market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be dominant in particular geographic areas or market niches. In the markets served by our carton and box plants, the dominant competitor is Rock-Tenn Company.

       Gypsum wallboard facing paper. The gypsum wallboard industry is divided into independent gypsum wallboard manufacturers, which either do not produce their own gypsum wallboard facing paper or cannot fill all of their needs internally, and integrated wallboard manufacturers, which supply all of their own gypsum wallboard facing paper requirements internally. We believe that the two largest integrated gypsum wallboard manufacturers, USG Corporation and National Gypsum Company, do not have significant sales of gypsum wallboard facing paper to the independent gypsum wallboard manufacturers. We believe that we have the largest market share of the supply of gypsum wallboard facing paper to independent wallboard manufacturers in North America.

     We also compete in the gypsum wallboard industry through our joint venture with Temple-Inland. Our joint venture, Standard Gypsum, competes with larger integrated wallboard manufacturers such as USG Corporation and National Gypsum, who have greater financial resources and superior marketing strength due to their greater number of locations and national presence. Standard Gypsum competes primarily on the basis of product quality, dependability, timeliness of delivery and price.

       Other specialty products. In our sales of specialty products and in sales of recycled paperboard to other manufacturers for the production of tubes, cores and composite containers, folding cartons and boxes and miscellaneous converted products (other than gypsum wallboard facing paper), we compete with a number of recycled paperboard manufacturers, including Sonoco, Rock-Tenn, Smurfit-Stone Container Corporation and The Newark Group, Inc. We believe that none of our competitors is dominant in any of these markets.

       Competitive position. Recovered fiber costs were higher on average in 2000 compared to 1999. Our average same-mill cost for recovered fiber per ton of recycled paperboard produced was approximately $101 during 2000, which was up 20% from $84 per ton in 1999. Although no specific information is available about competitors' actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and paperstock facilities near major metropolitan areas that generate substantial supplies of paperstock. Many of the paperboard mills operated by our principal competitors are located away from major metropolitan areas, and we believe, based on our knowledge of freight rates, that these competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber.

     Our relatively low recovered fiber costs are also attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated paperstock baling operations that collect and bale paperstock for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled paperstock for processing directly into its pulpers. In 2000 and 1999, unbaled paperstock represented approximately 8% and 10%, respectively, of our total recovered fiber purchases. We also use other fiber recovery methods -- our small baler program and our recovery of paperstock from customers -- that result in lower recovered fiber costs.

     Environmental Matters. Our operations are subject to various international, federal, state and local environmental laws and regulations. These laws and regulations are administered by international, federal, state and local agencies. Among other things, these laws and regulations regulate the discharge of materials into the water, air and land, and govern the use and disposal of hazardous substances. We believe that our operations are in substantial compliance with all applicable environmental laws and regulations, except for violations that we believe would not have a material adverse effect on our business or financial position.

     Our recycled paperboard mills use substantial amounts of water in the papermaking process. Our mills discharge process wastewater into local sewer systems or directly into nearby waters pursuant to wastewater discharge permits. We use only small amounts of hazardous substances, and we believe the concentration of these substances in our wastewater discharge generally is below permitted maximums. From time to time, the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill's wastewater requires us to alter the content of our wastewater. We can effect reductions by additional screening of the wastewater, by otherwise changing the flow of process wastewater from the mill or from pretreatment ponds into the sewer system, and by adding chemicals to the wastewater. We also are subject to regulatory requirements related to the disposal of solid wastes and air emissions from our facilities. We are not currently aware of any required expenditures relating to wastewater discharge, solid waste disposal or air emissions that we expect to have a material adverse effect on our business or financial condition, but we are unable to assure you that we will not incur material expenditures in these areas in the future.

     In addition, under certain environmental laws, we can be held strictly liable if hazardous substances are found on real property we have owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at certain facilities, but in each case we believe that any possible liabilities will not have a material adverse effect on our business or financial position.

     Employees. As of December 31, 2000, the 97 facilities we operate had approximately 6,255 employees, of whom 4,940 are hourly and 1,315 are salaried. Approximately 2,453 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2001-2005. We consider our relations with our employees to be excellent.

     Executive Officers. The names and ages, positions and period of service of each of our company's executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer's death, resignation, retirement, removal or disqualification.

                                                                         PERIOD OF SERVICE AS EXECUTIVE OFFICER AND
                                                                          PRE-EXECUTIVE OFFICER EXPERIENCE (IF AN
NAME AND AGE                                       POSITION               EXECUTIVE OFFICER FOR LESS THAN 5 YEARS)
------------                                       --------              ------------------------------------------
Thomas V. Brown(60)..................  President and Chief Executive     President since 1/91; CEO since 10/91;
                                         Officer; Director                 Director since 4/91
Edward G. Schmitt(55)(A).............  Vice President, Mill Group        Since 4/97; President of the Company's
                                                                           Midwest Mill Division, 1991-97
H. Lee Thrash, III(50)...............  Vice President, Planning and      Vice President and CFO since 1986;
                                         Development; Chief Financial      Director since 1987
                                         Officer; Director
Jimmy A. Russell(53).................  Vice President, Industrial and    Vice President since 4/93; CEO of Star
                                         Consumer Products Group           Paper Tube, Inc., the predecessor of the
                                                                           Industrial and Consumer Products Group,
                                                                           since 1/93
James L. Walden(55)..................  Vice President, Custom Packaging  Since 2/93
                                         Group
Barry A. Smedstad(54)................  Vice President, Human Resources   Since 1/99; 1997-98, Vice President, Human
                                         and Public Relations              Resources, Box USA, a manufacturer of
                                                                           corrugated shipping containers; 1996-97,
                                                                           Director of Human Resources, Northeast
                                                                           Region, Baxter Healthcare Corporation, a
                                                                           diversified healthcare products and
                                                                           technology manufacturer; 1985-96,
                                                                           Director, Labor & Employee Relations,
                                                                           Federal Paper Board Company, Inc., a
                                                                           paper manufacturer.
John R. Foster(55)...................  Vice President, Sales and         Since 9/96; 1995-96, Chief Operating
                                         Marketing                         Officer, Pace International LP, a
                                                                           chemical company; 1991-94, President and
                                                                           General Manager, Eagle-Gypsum, Products,
                                                                           a gypsum wallboard manufacturer.

---------------

(A) Mr. Schmitt recently announced that he is retiring from our company, effective May 1, 2001.

RISK FACTORS

     Investors should consider the following risk factors, in addition to the other information presented in this Report and the other reports and registration statements we file from time to time with the Securities and Exchange Commission, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our company. The risks below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

OUR BUSINESS AND FINANCIAL PERFORMANCE MAY BE HARMED BY FUTURE INCREASES IN RAW MATERIAL COSTS.

     Our primary raw material is recycled paper, which is known in our industry as "recovered fiber." The cost of recovered fiber has, at times, fluctuated greatly because of factors such as shortages or surpluses created by market or industry conditions. Although we have historically raised the selling prices of our products in response to raw material price increases, sometimes raw material prices have increased so quickly or to such levels that we have been unable to pass the price increases through to our customers on a timely basis, which has adversely affected our operating margins. We cannot assure you that we will be able to pass such price changes through to our customers on a timely basis and maintain our margins in the face of raw material cost fluctuations in the future.

OUR OPERATING MARGINS MAY BE ADVERSELY AFFECTED BY RISING ENERGY COSTS.

     Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 due primarily to increases in natural gas and fuel oil costs. In 1999, the average energy cost in our mill system was approximately $45 per ton. In 2000, energy costs increased by 15.5% to $52 per ton. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We were not able to pass through to our customers all of the energy cost increases we incurred in 2000. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

OUR BUSINESS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY DOWNTURNS IN INDUSTRIAL PRODUCTION, HOUSING AND CONSTRUCTION AND THE CONSUMPTION OF NONDURABLE AND DURABLE GOODS.

     Demand for our products in our four principal end use markets is primarily driven by the following factors:

     - Tube, core and composite container -- industrial production, construction spending and consumer nondurable consumption

     - Folding cartons -- consumer nondurable consumption and industrial production

     - Gypsum wallboard facing paper -- single and multifamily construction, repair and remodeling construction and commercial construction

     - Other specialty products -- consumer nondurable consumption and consumer durable consumption

     Downturns in any of these sectors will result in decreased demand for our products. In particular, our business has been adversely affected in recent periods by the general slow down in industrial demand and softness in the housing markets. These conditions are beyond our ability to control, but have had, and will continue to have, a significant impact on our sales and results of operations.

WE ARE ADVERSELY AFFECTED BY THE CYCLES, CONDITIONS AND PROBLEMS INHERENT IN OUR INDUSTRY.

     Our operating results tend to reflect the general cyclical nature of the business in which we operate. In addition, our industry has suffered from excess capacity. Our industry also is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility within our industry. In the event of a recession, demand and prices are likely to drop substantially. Our profitability historically has been more sensitive to price changes than to changes in volume. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our substantially leveraged financial position, may adversely affect our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

LOST VOLUME FROM THE GEORGIA-PACIFIC DISPUTE MAY CONTINUE TO MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We are currently in litigation with Georgia-Pacific Corporation, formerly our largest gypsum facing paper customer, over Georgia-Pacific's refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Georgia-Pacific Litigation." By the end of the third quarter of 2000, as a result of the dispute, Georgia-Pacific's purchases fell by more than 80% from an average of 7,000 tons per month during the first half of 2000. In the fourth quarter of 2000, Georgia-Pacific's purchases fell to approximately 300 tons per month. We expect that future shipments will continue at this level. As a result of this loss in volume, we have closed our Camden, New Jersey paperboard mill and lost volume amounting to approximately 40% of the capacity of our Buffalo, New York paperboard mill. From time to time since the dispute arose, we have engaged, and continue to engage, in settlement discussions with Georgia-Pacific, but we have failed to reach any agreement to date. We intend to vigorously prosecute our legal claims against Georgia-Pacific, but can give no assurance as to the timing or outcome of the litigation or the adequacy of any remedy that we might obtain. Based on the nature of litigation generally and the course of developments in our case to date, we do not believe that any resolution of the dispute will be forthcoming in the near future. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific. In addition, we may incur significant litigation costs in pursuing the action against Georgia-Pacific.

OUR BUSINESS MAY SUFFER FROM RISKS ASSOCIATED WITH GROWTH AND ACQUISITIONS.

     Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry, we anticipate that the pace of our acquisition activity will slow significantly as we focus on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization and higher recovered fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $9.3 million in 1999 and $17.2 million in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

     Acquisitions also involve specific risks. Some of these risks include:

      - assumption of unanticipated liabilities and contingencies;

      - diversion of management's attention; and

      - possible reduction of our reported earnings because of:

      - increased goodwill write-offs;

      - increased interest costs;

      - issuances of additional securities or debt; and

      - difficulties in integrating acquired businesses.

     As we grow, we can give no assurance that we will be able to:

      - use the increased production capacity of any new or improved facilities;

      - identify suitable acquisition candidates;

      - complete additional acquisitions; or

      - integrate acquired businesses into our operations.

IF WE CANNOT RAISE THE NECESSARY CAPITAL FOR, OR USE OUR STOCK TO FINANCE, ACQUISITIONS, EXPANSION PLANS OR OTHER SIGNIFICANT CORPORATE OPPORTUNITIES, OUR GROWTH MAY BE IMPAIRED.

     Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. Although we expect to use borrowed funds to pursue these opportunities, we must continue to comply with financial and other covenants in order to do so. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR INDEBTEDNESS.

     We have a substantial amount of outstanding indebtedness. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplemental Data" included in Part II of this Report. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our indebtedness;

     - increase our vulnerability to general adverse economic and industry conditions;

     - limit our ability to obtain additional financing;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

     - require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

     - restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

     - limit our flexibility in planning for, or reacting to, changes in our business and our industry;

     - place us at a possible competitive disadvantage compared to our competitors that have less debt; and

     - adversely affect the value of our common stock.

WE ARE SUBJECT TO MANY ENVIRONMENTAL LAWS AND REGULATIONS THAT REQUIRE SIGNIFICANT EXPENDITURES FOR COMPLIANCE AND REMEDIATION EFFORTS, AND CHANGES IN THE LAW COULD INCREASE THOSE EXPENSES AND ADVERSELY AFFECT OUR OPERATIONS.

     Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at some facilities, and we have put into place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. Despite these compliance efforts, risk of environmental liability is part of the nature of our business. We cannot assure you that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies or further investigation of the potential health hazards of certain products or business activities.

ITEM 2.  PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities. Unless otherwise indicated, we own such facilities.

                                            NUMBER OF
TYPE OF FACILITY                            FACILITIES                        LOCATIONS
----------------                            ----------                        ---------
PAPERBOARD

Paperboard Mills (1)                            14      Versailles, CT; Austell, GA (Mill #1); Austell, GA
                                                          (Mill #2); Austell, GA (Sweetwater); Tama, IA;
                                                          Buffalo, NY; Charlotte, NC; Roanoke Rapids, NC;
                                                          Cincinnati, OH; Rittman, OH; Reading, PA;
                                                          Greenville, SC; Chattanooga, TN; Richmond, VA
Specialty Converting Plants                     5       Austell, GA; Charlotte, NC; Fayetteville, NC;
                                                          Mooresville, NC; Taylors, SC
Recovered Fiber Collection and Processing       9       Columbus, GA; Dalton, GA; Doraville, GA; Charlotte,
  Plants (2)                                              NC; Cleveland, OH; Rittman, OH; Hardeeville, SC;
                                                          Texarkana, TX (leased); Richmond, VA

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants                            29      Linden, AL; Mobile, AL (leased); McGehee, AR
                                                          (leased); Phoenix, AZ (leased); Cantonment, FL;
                                                          Palatka, FL; Austell, GA; Cedar Springs, GA;
                                                          Dalton, GA; West Monroe, LA; Mexico City, Mexico
                                                          (leased); Saginaw, MI; Corinth, MS; Kernersville,
                                                          NC; Minerva, OH; Perrysburg, OH; Lancaster, PA
                                                          (leased); Rock Hill, SC; Taylors, SC; Amarillo, TX
                                                          (leased); Arlington, TX; Silsbee, TX; Texarkana,
                                                          TX; Leyland, Lancaster, United Kingdom; Salt Lake
                                                          City, UT (leased); Danville, VA; Franklin, VA; West
                                                          Point, VA; Weyers Cave, VA

                                            NUMBER OF
TYPE OF FACILITY                            FACILITIES                        LOCATIONS
----------------                            ----------                        ---------
Composite Container Plants                      3       Orrville, OH; Saint Paris, OH; Stevens Point, WI
Specialty Converting Plants                     4       Austell, GA; Mexico City, Mexico (65% interest);
                                                          Lancaster, PA; Arlington, TX
Plastics Plants                                 3       New Smyrna Beach, FL (leased); Georgetown, KY; Union,
                                                          SC (80% interest)
Special Services and Other Facilities           2       Kernersville, NC (leased); Saint Paris, OH

CARTON AND CUSTOM PACKAGING

Carton Plants                                   16      Birmingham, AL (leased); Denver, CO; Versailles, CT;
                                                          Thorndike, MA; Hunt Valley, MD; Archdale, NC;
                                                          Burlington, NC; Charlotte, NC; Randleman, NC;
                                                          Ashland, OH; Mentor, OH; Grand Rapids, MI; St.
                                                          Louis, MO; York, PA; Kingston Springs, TN; Chicago,
                                                          IL (leased)
Contract Packaging and Contract                 8       Thorndike, MA; Clifton, NJ; Pine Brook, NJ (leased);
  Manufacturing Plants                                    Robersonville, NC; Bucyrus, OH; Strasburg, OH
                                                          (three facilities)
Special Services                                2       Versailles, CT; Cleveland, OH

JOINT VENTURES

Gypsum Wallboard                                2       Cumberland, TN (50% interest); McQueeney, TX (50%
                                                          interest)
Tube and Core Plants                            2       Scarborough, ON (Canada) (49% interest); Tacoma, WA
                                                          (50% interest)
Paperboard Mill                                 1       Newport, IN (50% interest)

---------------

(1) All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which produce clay-coated boxboard.
(2) Paperstock collection and/or processing also occurs at each of our mill sites and all of our carton plants and tube and core plants.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently litigating with Georgia-Pacific Corporation, formerly our largest gypsum facing paper customer, over its refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. The contract was executed in April 1996 and terminates on August 20, 2005, unless extended. We believe that the express language of the contract requires Georgia-Pacific to purchase from us all paper products used in wallboard manufacturing at the Georgia-Pacific wallboard plants designated in the contract, and the parties generally had performed their respective obligations under the contract in accordance with this requirement since inception. In the third quarter of 2000, Georgia-Pacific asserted the position that the contract does not include certain grades of facing paper and that Georgia-Pacific would manufacture these grades for itself. By the end of the third quarter, Georgia-Pacific's purchases fell by more than 80% from the 7,000 tons per month that prevailed in the first half of 2000. Shipments to Georgia-Pacific in the fourth quarter of 2000 fell below 300 tons per month and are expected to continue at such levels. As a result of this loss in volume, we closed our Camden paperboard mill and lost volume amounting to approximately 40% of the capacity of our Buffalo paperboard mill.

     On August 16, 2000, we filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division, of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), asserting a claim for breach of contract based on Georgia-Pacific's refusal to continue making purchases under the contract. The complaint seeks damages in excess of $100.0 million. The complaint was amended in October 2000 to request an injunction requiring Georgia-Pacific to specifically perform its obligations under the contract, but the specific performance claim was dismissed on January 26, 2001. The case is proceeding on the damages claim.

     On September 1, 2000, Georgia-Pacific filed a separate action in the Superior Court of Fulton County, Georgia (Case No. 2000CV-27684), seeking a declaratory judgment in support of its interpretation of the contract that its actions are not in breach of the contract. On December 22, 2000, this action was stayed pending final resolution of the action we filed in North Carolina.

     We and Georgia-Pacific have engaged in settlement discussions from time to time, but have failed to reach any agreement to date.

     We intend to vigorously prosecute the North Carolina action, but can give no assurance as to the timing or outcome of the litigation or the adequacy of any remedy that we might obtain. Based on the nature of litigation generally and the course of developments in the North Carolina action to date, we can give no assurance that we will reach a resolution of the dispute in the near future. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific. In addition, we may incur significant litigation costs in pursuing the action against Georgia-Pacific.

     We are involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters (other than the litigation described above with Georgia-Pacific) will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1, 1992, our common shares, $.10 par value (the "Common Shares") have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System ("NASDAQ") under the symbol CSAR. As of March 22, 2001, there were approximately 575 shareholders of record and, as of that date, we estimate that there were approximately 2,200 beneficial owners holding stock in nominee or "street" name. The table below sets forth quarterly high and low stock prices and dividends declared during the years 2000 and 1999.

1999                     HIGH       LOW     DIVIDEND
----                   --------   -------   --------
First Quarter........   30.125    22.50      $0.18
Second Quarter.......   27.3125   19.75      $0.18
Third Quarter........   27.625    21.50      $0.18
Fourth Quarter.......   25.50     21.6875    $0.18

2000                     HIGH       LOW     DIVIDEND
----                   --------   -------   --------
First Quarter........   23.50     12.25      $0.18
Second Quarter.......   19.375    12.75      $0.18
Third Quarter........   17.25     10.3125    $0.18
Fourth Quarter.......   12.125     7.625     $0.18

     We did not pay dividends on our Common Shares from the time of our recapitalization in 1986 until after our initial public offering of Common Shares in October 1992. We paid dividends of $0.18 per share during each quarter of 2000. In February 2001, we announced that the first quarter dividend was reduced by one-half to $0.09 per issued and outstanding common share. The decision to reduce the quarterly dividend was made to preserve our financial flexibility in light of difficult industry conditions. Although our former debt agreements contained no specific limitations on the payment of dividends, our new debt agreements, as described in Item 7 ("Subsequent Events"), contain certain limitations on the payment of future dividends. We expect to continue dividend payments at the reduced rate we declared in the first quarter of 2001, subject to compliance with our financial covenants in the new debt agreements.

     On March 29, 2001, we sold $29.0 million aggregate principal amount of 7 1/4% senior notes due 2010 and $285.0 million aggregate principal amount of 9 7/8% senior subordinated notes due 2011 to Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation, as purchasers. Aggregate discounts and commissions to the purchasers were approximately $7.1 million. These notes were sold to the purchasers in a transaction not involving a public offering in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                2000        1999       1998       1997       1996
                                             ----------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF OPERATIONS
Sales......................................  $1,014,615   $936,928   $774,312   $696,093   $629,674
Freight....................................      51,184     46,839     37,454     27,955     26,979
                                             ----------   --------   --------   --------   --------
Net sales..................................     963,431    890,089    736,858    668,138    602,695
Cost of sales..............................     759,572    683,576    536,925    482,964    422,783
                                             ----------   --------   --------   --------   --------
Gross profit...............................     203,859    206,513    199,933    185,174    179,912
Selling, general and administrative
  expenses.................................     145,268    125,784    105,052     88,978     81,003
Restructuring and other nonrecurring
  costs....................................      16,777         --         --         --         --
                                             ----------   --------   --------   --------   --------
Operating income...........................      41,814     80,729     94,881     96,196     98,909
Other (expense) income:
Interest expense...........................     (34,063)   (25,456)   (16,072)   (14,111)   (10,698)
Interest income............................         412        603        334        312        591
Equity in income of unconsolidated
  affiliates...............................       6,533      9,224      4,308      1,665      2,154
Other, net.................................        (918)      (459)      (433)      (674)     4,274
                                             ----------   --------   --------   --------   --------
                                                (28,036)   (16,088)   (11,863)   (12,808)    (3,679)
                                             ----------   --------   --------   --------   --------
Income before income taxes.................      13,778     64,641     83,018     83,388     95,230
Minority interest..........................        (169)      (356)      (730)    (1,721)      (754)
Tax provision..............................       5,467     23,216     30,470     30,543     36,574
                                             ----------   --------   --------   --------   --------
Net income.................................  $    8,142   $ 41,069   $ 51,818   $ 51,124   $ 57,902
                                             ----------   --------   --------   --------   --------
Diluted weighted average shares
  outstanding..............................      26,301     25,199     25,423     25,216     25,377
PER SHARE DATA
Net income.................................        0.31       1.63       2.04       2.03       2.28
Cash dividends declared....................        0.72       0.72       0.66       0.58       0.50
Market price on December 31................  $     9.38   $  24.00   $  28.56   $  34.25   $  33.25
Shares outstanding December 31.............      26,205     25,488     24,681     25,331     25,053
Price/Earnings ratio.......................       30.24      14.72      14.00      16.87      14.58
TOTAL MARKET VALUE OF COMMON STOCK.........  $  245,672   $611,712   $704,889   $867,587   $833,012
BALANCE SHEET DATA
Cash and cash equivalents..................  $    8,900   $ 18,771   $  2,610   $  1,391   $ 11,989
Property, plant and equipment -- net.......     483,309    479,856    324,470    291,036    256,834
Depreciation and amortization..............      60,858     52,741     38,705     33,661     26,314
Capital expenditures.......................      58,306     35,696     40,716     36,275     32,059
Total assets...............................     932,827    878,643    618,797    550,090    476,280
Current maturities of long-term debt.......       1,259     16,615     26,103          9         29
Revolving credit loans.....................     194,000    140,000    147,000    129,000    100,000
Long-term debt, less current maturities....     272,813    269,739     82,881     83,129     83,261
Shareholders' equity.......................     279,050    278,459    233,374    213,931    170,570
Total capital..............................  $  747,122   $704,813   $489,358   $426,069   $353,860
OTHER KEY FINANCIAL MEASURES
Total debt-to-total capital................        62.7%      60.5%      52.3%      49.8%      51.8%
Net debt-to-net capital....................        62.2%      59.4%      52.1%      49.6%      50.1%
Effective tax rate.........................        39.7%      36.1%      36.7%      37.4%      38.7%
Return on shareholders' equity(A)..........         6.7%      16.0%      23.2%      26.6%      37.4%
Return on average capital(A)...............         5.4%       9.6%      13.5%      15.4%      22.0%
Dividend payout ratio......................       232.3%      44.2%      32.4%      28.6%      21.9%

---------------
(A)  Excludes restructuring and other nonrecurring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in three business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and collects recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment produces printed and unprinted folding and set-up cartons and provides contract manufacturing and packaging services.

     Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 38% in 2000. The remaining 62% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

     Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $84 during 1999 and $101 during 2000.

     We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of price increases due to customary time lags in implementing our price increases. We cannot assure you that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

     Excluding labor, energy is our most significant manufacturing cost. Energy is used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 due primarily to increases in natural gas and fuel oil costs. In 1999, the average energy cost in our mill system was approximately $45 per ton. In 2000, energy costs increased by 15.5% to $52 per ton. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We were not able to pass through to our customers all of the energy cost increases we incurred in 2000. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

     Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position in 2000, our acquisition activity in 2000 slowed compared to 1999. We anticipate that the pace of our acquisition activity, and accordingly, our revenue growth, will continue to decrease as we focus on conserving cash and maximizing the productivity of our existing facilities.

     We are a holding company that currently operates our business through 34 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method.

RESULTS OF OPERATIONS 2000 -- 1999

     The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced by our unconsolidated joint venture, Premier Boxboard, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 11 to the consolidated financial statements.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1999       2000     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production..........................   1,064.9      999.1    (65.8)   -6.2%
  Outside purchases........................................      90.6      122.4     31.8    35.1%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,155.5    1,121.5    (34.0)   -2.9%
                                                             ========   ========   ======   =====
Tons sold by market (in thousands):
  Tube, core and composite container volume
     Paperboard (internal).................................     203.2      202.9     (0.3)   -0.1%
     Outside purchases.....................................      18.9       25.9      7.0    37.0%
                                                             --------   --------   ------   -----
  Tube, core and composite container converted products....     222.1      228.8      6.7     3.0%
  Unconverted paperboard...................................      41.6       37.6     (4.0)   -9.6%
                                                             --------   --------   ------   -----
          Tube, core and composite container volume........     263.7      266.4      2.7     1.0%
  Folding carton volume
     Paperboard (internal).................................      65.2       67.9      2.7     4.1%
     Outside purchases.....................................      58.3       86.8     28.5    48.9%
                                                             --------   --------   ------   -----
  Folding carton converted products........................     123.5      154.7     31.2    25.3%
  Unconverted paperboard...................................     286.4      270.2    (16.2)   -5.7%
                                                             --------   --------   ------   -----
          Folding carton volume............................     409.9      424.9     15.0     3.7%
  Gypsum wallboard facing paper volume
     Unconverted paperboard................................     265.8      196.1    (69.7)  -26.2%
     Outside purchases (for resale)........................       4.5        0.5     (4.0)  -88.9%
                                                             --------   --------   ------   -----
          Gypsum wallboard facing paper volume.............     270.3      196.6    (73.7)  -27.3%
  Other specialty products volume
     Paperboard (internal).................................      91.6      108.7     17.1    18.7%
     Outside purchases.....................................       8.9        9.2      0.3     3.4%
                                                             --------   --------   ------   -----
  Other specialty converted products.......................     100.5      117.9     17.4    17.3%
  Unconverted paperboard...................................     111.1      115.7      4.6     4.1%
                                                             --------   --------   ------   -----
          Other specialty products volume..................     211.6      233.6     22.0    10.4%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,155.5    1,121.5    (34.0)   -2.9%
                                                             ========   ========   ======   =====
Gross paper margins ($/ton):
  Paperboard mill
     Average same-mill net selling price...................  $    413   $    441   $   28     6.8%
     Average same-mill recovered fiber cost................        84        101       17    20.2%
                                                             --------   --------   ------   -----
          Paperboard mill gross paper margin...............  $    329   $    340   $   11     3.3%
                                                             ========   ========   ======   =====
  Tube and core
     Average net selling price.............................  $    730   $    786   $   56     7.7%
     Average paperboard cost...............................       390        441       51    13.1%
                                                             --------   --------   ------   -----
          Tube and core gross paper margin.................  $    340   $    345   $    5     1.5%
                                                             ========   ========   ======   =====

Net Sales. Our consolidated net sales for the year ended December 31, 2000 increased 8.2% to $963.4 million from $890.1 million in 1999. Acquisitions completed during 1999 and 2000 accounted for $102.5 million of sales during 2000. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC, all of which were completed in 2000. The acquisitions of Carolina Component Concepts, Inc., International Paper Company's Sprague boxboard mill, Halifax Paperboard Co., Inc., Tenneco Packaging, Inc.'s folding carton division and Carolina Converting, Inc. were completed in 1999. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions completed during 1999 and 2000, net sales decreased 3.3% during 2000. This decrease was due to lower volume and sales from the paperboard segment, partially attributable to the dispute with Georgia-Pacific, and lower sales from the carton and custom packaging segment, partially offset by higher sales from the tube, core and composite container segment.

     Total paperboard tonnage for 2000 decreased 2.9% to 1,121,500 tons from 1,155,500 tons in 1999. Excluding acquisitions completed during 1999 and 2000, total paperboard tonnage declined 8.6% to 1,056,000 tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers in the gypsum wallboard facing paper and folding carton markets. This decrease in shipments to gypsum wallboard facing paper customers was partially attributable to the dispute with Georgia-Pacific. Excluding acquisitions, outside purchases increased 10.3% to 99,900 tons. Tons sold from paperboard mill production decreased 6.2% for 2000 to 999,000 tons, compared with 1,064,900 tons for 1999, and decreased 10.4% excluding acquisitions. Total tonnage converted increased 12.5% for 2000 to 501,400 tons compared to 445,800 tons in 1999, and increased 1.2% over 1999, excluding acquisitions. Excluding acquisitions completed during 1999 and 2000, volumes in the folding carton and other specialty end-use markets decreased 9.3% and increased 4.9%, respectively.

Gross Margin. Gross margin for 2000 decreased to 21.2% of net sales from 23.2% in 1999. This margin decrease was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Margins decreased in the carton and custom packaging segment due to lower selling prices resulting from competitive pressures. Margins in the tube, core and composite container segment decreased as a result of higher raw material costs and soft volume in the plastic core and composite container businesses.

Restructuring and Other Nonrecurring Costs. In February 2000, we initiated a plan to close our paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. We adopted the plan to close the mill in conjunction with our ongoing efforts to increase manufacturing efficiency and reduce costs in our mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for post-closing security and other exit costs. All severance and termination benefits and all other post-closing exit costs were paid by December 31, 2000. As of December 31, 2000, one employee remained to assist in marketing the land and building. We will complete the exit plan upon the sale of the property, which we anticipate will occur during 2001. We do not expect the mill closure to have a material impact on future operations.

     In September 2000, we initiated a plan to close our paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill closing was the result of a slowdown in gypsum facing paper shipments during the third quarter of 2000 and a contract dispute with our largest gypsum facing paper customer, Georgia-Pacific. The $8.6 million charge included a $7.0 million noncash asset impairment write-down of fixed assets to net realizable value, a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, and a $968 thousand accrual for post-closing security, leases and other exit costs. During 2000, we paid $380 thousand in severance and termination benefits and $346 thousand in other exit costs. As of December 31, 2000, two employees remained to collect receivables, process payables and assist in marketing the land and building. This mill contributed net sales of $11.6 million and operating income of $1.2 million for the nine months ended September 30, 2000. It contributed net sales of $19.1 million and operating income of

$2.1 million for the year ended December 31, 1999. We are marketing the land and building and will complete the exit plan upon the sale of the property.

     In December 2000, we recognized a nonrecurring cost of $1.3 million related to the settlement of a dispute over abandoned property.

Operating Income. Operating income for 2000 was $41.8 million, a decrease of $38.9 million, or 48.2% from 1999. Operating income for comparable facilities, excluding restructuring and other nonrecurring costs, declined $23.3 million, or 28.9%. This decline was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses increased by $19.5 million, or 15.5% in 2000 compared to 1999. Acquisitions accounted for approximately $12.5 million of the increase and information technology costs accounted for approximately $3.2 million of the increase.

Other Income (Expense). Interest expense increased 33.8% to $34.1 million for 2000 from $25.5 million in 1999 due to higher average borrowings under our senior credit facility and the effect of a full year of interest expense attributable to our $200.0 million public debt securities offering in June 1999.

     Equity in income from unconsolidated affiliates was $6.5 million, down $2.7 million, or 29.2%, from 1999 primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture with Temple-Inland, Inc. and start-up costs at Premier Boxboard Limited LLC, our containerboard mill joint venture with Temple-Inland.

Income Taxes. Our effective tax rate increased to 39.7% in 2000 from 36.1% in 1999, due primarily to the effect of the increase in permanent nondeductible items as a percentage of pretax income. Our effective tax rate has historically been higher than the U.S. federal statutory rate of 35% due to state income taxes and permanent nondeductible items.

Net Income. As discussed above, our results for 2000 included restructuring and nonrecurring charges recorded in conjunction with the closings of our Baltimore, Maryland and Camden, New Jersey paperboard mills and a nonrecurring charge related to the settlement of a dispute over abandoned property, which were $16.8 million in the aggregate ($10.5 million, net of tax benefit, or $0.40 per common share on a diluted basis). Excluding these charges, net income was $18.6 million, or $0.71 per common share. Including the restructuring and other nonrecurring costs, net income decreased 80.2% to $8.1 million from $41.1 million in 1999. Diluted net income per common share, including the restructuring and other nonrecurring costs, decreased 81.0% to $0.31 for 2000 from $1.63 in 1999.

RESULTS OF OPERATIONS 1999 -- 1998

     The following tables show volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 11 to the consolidated financial statements.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1998       1999     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production..........................     919.8    1,064.9    145.1    15.8%
  Outside purchases........................................      84.7       90.6      5.9     7.0%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,004.5    1,155.5    151.0    15.0%
                                                             ========   ========   ======   =====

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1998       1999     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Tons sold by market (in thousands):
  Tube, core and composite container volume
     Paperboard (internal).................................     199.4      203.2      3.8     1.9%
     Outside purchases.....................................      23.4       18.9     (4.5)  -19.2%
                                                             --------   --------   ------   -----
  Tube, core and composite container converted products....     222.8      222.1     (0.7)   -0.3%
  Unconverted paperboard...................................      40.8       41.6      0.8     2.0%
                                                             --------   --------   ------   -----
          Tube, core and composite container volume........     263.6      263.7      0.1     0.0%
  Folding carton volume
     Paperboard (internal).................................      52.0       65.2     13.2    25.4%
     Outside purchases.....................................      38.4       58.3     19.9    51.8%
                                                             --------   --------   ------   -----
  Folding carton converted products........................      90.4      123.5     33.1    36.6%
  Unconverted paperboard...................................     202.6      286.4     83.8    41.4%
                                                             --------   --------   ------   -----
          Folding carton volume............................     293.0      409.9    116.9    39.9%
  Gypsum wallboard facing paper volume
     Unconverted paperboard................................     239.1      265.8     26.7    11.2%
     Outside purchases (for resale)........................      16.1        4.5    (11.6)  -72.0%
                                                             --------   --------   ------   -----
          Gypsum wallboard facing paper volume.............     255.2      270.3     15.1     5.9%
  Other specialty products volume
     Paperboard (internal).................................      75.5       91.6     16.1    21.3%
     Outside purchases.....................................       6.8        8.9      2.1    30.9%
                                                             --------   --------   ------   -----
  Other specialty converted products.......................      82.3      100.5     18.2    22.1%
  Unconverted paperboard...................................     110.4      111.1      0.7     0.6%
                                                             --------   --------   ------   -----
          Other specialty products volume..................     192.7      211.6     18.9     9.8%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,004.5    1,155.5    151.0    15.0%
                                                             ========   ========   ======   =====
Gross paper margins ($/ton):
  Paperboard mill
     Average same-mill net selling price...................  $    412   $    414   $    2     0.5%
     Average same-mill recovered fiber cost................        70         78        8    11.4%
                                                             --------   --------   ------   -----
          Paperboard mill gross paper margin...............  $    342   $    336   $   (6)   -1.8%
                                                             ========   ========   ======   =====
  Tube and core
     Average net selling price.............................  $    735   $    730   $   (5)   -0.7%
     Average paperboard cost...............................       407        390      (17)   -4.2%
                                                             --------   --------   ------   -----
          Tube and core gross paper margin.................  $    328   $    340   $   12     3.7%
                                                             ========   ========   ======   =====

Net Sales. Our consolidated net sales for the year ended December 31, 1999 increased 20.8% to $890.1 million from $736.9 million in 1998. Acquisitions completed during 1998 and 1999 accounted for $144.2 million of sales during 1999. These acquisitions included Carolina Component Concepts, Inc., International Paper Company's Sprague boxboard mill, Halifax Paperboard Co., Inc., Tenneco Packaging, Inc.'s folding carton division and Carolina Converting, Inc., all of which were completed in 1999. The acquisitions of Chesapeake Paperboard Company and its wholly owned subsidiary, Chesapeake Fiber Packaging Corporation, Etowah Recycling, Inc., Tenneco Packaging, Inc.'s 20% interest in the CPI partnership and Boxall, Inc. were completed in 1998. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions, net sales increased 1.2% during 1999. This increase was due to higher sales from the tube, core and composite container and carton and custom packaging segments.

     Total paperboard tonnage for 1999 increased 15.0% to 1,155,500 tons from 1,004,500 tons. Excluding acquisitions completed during 1998 and 1999, total paperboard tonnage declined 1.2% to 992,300 tons. Lower shipments of converted paperboard products and lower shipments of unconverted paperboard to external customers in the folding carton and other specialty end-use markets were partially offset by higher shipments of unconverted paperboard to the gypsum wallboard facing paper market. Excluding acquisitions, outside purchases decreased 26.3% to 62,400 tons. Tons sold from paperboard mill production increased 15.8% for 1999 to 1,064,900 tons compared with 919,800 tons last year, and increased 0.5% excluding acquisitions. Total tonnage converted increased 12.8% for 1999 to 446,100 tons compared to 395,500 thousand tons in 1998, but declined 1.7% from last year excluding acquisitions. Excluding acquisitions, volumes decreased 7.2% in the folding carton market and decreased 3.0% in the other specialty end-use markets.

Gross Margin. Gross margin for 1999 decreased to 23.2% of net sales from 27.1% in 1998. This margin decrease was due primarily to the acquisition of operations with lower margins, as a percentage of sales, than our other operations, combined with lower margins in the paperboard segment, partially offset by higher margins in the tube, core and composite container segment.

Operating Income. Operating income for 1999 was $80.7 million, a decrease of $14.2 million, or 14.9% from 1998. Operating income at comparable facilities declined $7.5 million, or 7.9%. This decline was due primarily to lower margins in the paperboard segment, partially offset by improved results in the tube, core and composite container and carton and custom packaging segments. Selling, general and administrative expenses increased by $20.7 million in 1999 versus 1998 due primarily to acquisitions and increased information technology costs.

Other Income (Expense). Interest expense increased 58.4% to $25.5 million for 1999 from $16.1 million in 1998 due to higher average borrowings under the senior credit facility and the June 1, 1999 public debt securities offering.

     Equity income from unconsolidated affiliates was $9.2 million, up 114.1% from 1998 due to improved results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland.

Income Taxes. Our effective tax rate decreased to 36.1% in 1999 from 37.0% in 1998, due primarily to the implementation of state tax reduction strategies. Our effective tax rate has historically been higher than the U.S. federal statutory rate of 35% due to state income taxes and nondeductible permanent items.

Net Income. Net income decreased 20.7% to $41.1 million from $51.8 million in 1998. Diluted net income per common share decreased 20.1% to $1.63 for 1999 from $2.04 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The following discussion of "Liquidity and Capital Resources" should be read in conjunction with "Subsequent Events" below, which describes a series of recent transactions pursuant to which we (i) issued our 7 1/4% senior notes due 2010 and 9 7/8% senior subordinated notes due 2011, (ii) used a portion of the proceeds from the sale of these notes to repay in full and terminate our $400.0 million senior credit facility described below and repay in full our 7.74% senior notes described below and (iii) obtained a new senior credit facility.

     At December 31, 1999 and 2000, total debt consisted of the following (in thousands):

                                                                1999       2000
                                                              --------   --------
Senior credit facility......................................  $140,000   $194,000
7 3/8% senior notes.........................................   198,691    198,791
7.74% senior notes..........................................    82,750     66,200
Other notes payable.........................................     4,913      9,081
                                                              --------   --------
                                                              $426,354   $468,072
                                                              ========   ========

     Our $400.0 million, five-year senior credit facility matures in July 2002. We can use the facility to fund ongoing working capital needs and for general corporate purposes, including acquisitions.

     Interest under the facility is computed using our choice of: (a) the adjusted Eurodollar rate (as defined under the facility) plus a margin; or (b) the higher of (i) the federal funds rate plus one-half of 1% or (ii) the prime lending rate most recently announced by the administrative agent under the facility. At December 31,

2000, the interest margin above the adjusted Eurodollar rate was computed on the basis of our leverage ratio. On December 31, 2000, we had loans of $194.0 million outstanding under our senior credit facility compared to $140.0 million on December 31, 1999. For the years ended December 31, 2000 and 1999, the weighted average borrowings outstanding under the senior credit facility during such periods bore interest at 7.18% and 5.44%, respectively. The credit agreement relating to the facility contains certain restrictive covenants regarding, among other matters, the incurrence of additional indebtedness and the maintenance of a leverage ratio and an interest coverage ratio (as defined under the facility).

     In September 2000 and February 2001, we completed amendments to the senior credit facility that, among other things, increased the maximum permitted leverage ratio for the third and fourth quarters of 2000 and first quarter of 2001.

     On October 1, 1992, we issued to an insurance company $82.75 million in aggregate principal amount of senior notes, which bear interest at a rate of 7.74% per annum, payable semiannually in April and October of each year. Our 7.74% senior notes mature October 8, 2004. On December 31, 2000, the aggregate outstanding principal balance under our 7.74% senior notes was $66.2 million. We are required to make a mandatory principal payment of $16.55 million under the 7.74% senior notes in October in each of the years 2000 to 2003, inclusive, with the remaining balance due at maturity. The agreement governing our 7.74% senior notes contains a leverage ratio covenant which we were in default of at December 31, 2000. We have obtained from the holder of our 7.74% senior notes a temporary waiver, effective until March 31, 2001, of the leverage ratio covenant for the fourth quarter of 2000.

     We obtained the leverage ratio amendments and waiver described above in order to avoid the occurrence of an event of default under our senior credit agreement and our 7.74% senior note agreement, resulting from a violation of the leverage ratio covenants contained in these agreements. We would have needed to obtain additional amendments and waivers by March 31, 2001 to avoid further violations. Because we expected to repay and terminate our senior credit facility and our 7.74% senior notes with a portion of the net proceeds from the offerings of the 7 1/4% senior and 9 7/8% senior subordinated notes, as described below under "Subsequent Events," we did not pursue any further amendments or waivers beyond March 31, 2001.

     We have severally and unconditionally guaranteed 50% of the obligations of our Premier Boxboard and Standard Gypsum joint ventures under their respective credit facilities. In addition, Premier Boxboard has issued $50.0 million in senior notes, which are guaranteed by our joint venture partner, Temple-Inland, and are secured by a substantial portion of the assets of Premier Boxboard. As of December 31, 2000, we were in default under the leverage ratio covenant in these guarantees and, as a result, a cross-default occurred under our senior credit facility and the Premier Boxboard senior notes. We entered into agreements with the Premier Boxboard and Standard Gypsum lenders that waived the underlying defaults and amended the financial maintenance covenants on a going-forward basis. We also obtained a waivers of the cross-defaults. As of February 28, 2001 approximately $86.4 million of indebtedness under the joint venture credit agreements was outstanding, of which we have guaranteed one-half (approximately $43.2 million).

     In 1998, we registered with the SEC a total of $300.0 million in public debt securities for issuance in one or more series and with such specific terms as determined from time to time. On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our
7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our company and pay interest semiannually. Proceeds, net of the issuance discount and after deducting underwriting and other cost, were $196.7 million and were largely used to repay revolving credit loans. The difference between the issue price and principal amount at maturity of the 7 3/8% senior notes will be accreted each year as interest expense in our financial statements. In connection with the offering of the 7 1/4% senior and 9 7/8% senior subordinated notes as described below under "Subsequent Events," our subsidiary guarantors will also be required to guarantee our 7 3/8% senior notes.

     Cash generated from operations was $82.5 million for the year ended December 31, 2000, compared with $91.8 million in 1999. The decrease in 2000 compared to the same period in 1999 was due primarily to lower net income and unfavorable changes in working capital, partially offset by higher distributions from our Standard Gypsum joint venture.

     Capital expenditures, excluding acquisition costs, were $58.3 million in 2000 versus $35.7 million for the same period in 1999. Aggregate capital expenditures of approximately $30.0 million are anticipated for 2001. To conserve cash, we intend to limit capital expenditures for 2001 to cost reduction and productivity improvement projects.

     In February 2000, we acquired all of the outstanding stock of MilPak, Inc. in exchange for 248,132 shares of our common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services.

     In September 2000, we acquired all of the outstanding stock of Arrow Paper Products Company in exchange for 342,743 shares of our common stock valued at $5.1 million. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets.

     In October 2000, we completed the acquisition of 100% of the membership interests in Crane Carton Company LLC in exchange for 1,659,790 shares of our common stock valued at $19.0 million plus $5.8 million of assumed debt, including industrial development bonds in the aggregate amount of $3.5 million. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois. Because of the cross-default under the senior credit facility, Bankers Trust Company, the issuer of the letter of credit supporting the bonds, has the right to cause an event of default under the bonds by notifying the bond trustee that an event of default exists under the senior credit facility. The resulting event of default under the bond documents would permit the trustee to accelerate the maturity of the bonds and draw under the letter of credit to pay the bond indebtedness. Upon payment by Bankers Trust Company under the letter of credit, we would have an immediate obligation to reimburse Bankers Trust Company for the amounts drawn. We believe we have sufficient liquidity to pay these reimbursement obligations.

     During the second quarter of 1999, we formed a joint venture with Temple-Inland, Inc. to own and operate Temple-Inland's Newport, Indiana containerboard mill. The joint venture, Premier Boxboard Limited LLC, undertook a 14-month, $82.0 million project to modify the mill to enable it to produce a new, lightweight gypsum facing paper along with other containerboard grades. The mill began operations as modified at the beginning of the third quarter of 2000. Under the joint venture agreement, we contributed $50.0 million to the joint venture during the second quarter of 2000, and Temple-Inland contributed the net assets of the mill and received $50.0 million in notes issued by Premier Boxboard. Each partner has a 50% interest in the joint venture, and we account for our interest in this joint venture under the equity method. Our subsidiary, PBL Inc., manages the day-to-day operations of Premier Boxboard, pursuant to a management agreement with Temple-Inland.

     In April 1999, we purchased International Paper Company's Sprague boxboard mill located in Versailles, Connecticut for approximately $103.2 million in cash and assumed $4.7 million of long-term debt. This acquisition has had a significant impact on our earnings in 1999 and 2000. Sprague incurred operating losses of $9.3 million and $17.2 million in 1999 and 2000, respectively. The losses were attributable to a combination of unfavorable fixed price contracts, low capacity utilization and higher fiber costs that we were unable to pass through to our customers. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. We have made significant progress in quality and cost and are beginning to realize the benefits. Operating losses declined from $4.2 million in the third quarter of 2000 to $2.7 million in the fourth quarter of 2000 primarily as the result of the decrease in raw material costs. Based on improvements we made during the last year and a half, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague's financial performance to improve with increases in sale volume. Although we expect losses at Sprague to continue to decline, in light of current difficult industry conditions, we do not expect Sprague to become profitable for the balance of 2001.

     We paid cash dividends of $18.5 million in 2000, versus $18.0 million in 1999. Although our former debt agreements contained no specific limitations on the payment of dividends, our new debt agreements, as described below under "Subsequent Events," contain certain limitations on the payment of future dividends.

We expect to continue dividend payments at the reduced rate we declared in the first quarter of 2001, subject to compliance with our financial covenants in the new debt agreements.

     We did not purchase any shares of our common stock during 2000 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. We expect that our newly issued 9 7/8% senior subordinated notes and our new credit facility will limit our future ability to repurchase our common stock.

     We believe that the remaining net proceeds from our recent sale of 7 1/4% senior notes and 9 7/8% senior subordinated notes, together with existing cash and cash from operations, will be adequate to fund our operations, working capital needs and debt service obligations for the foreseeable future. If, however, we were to undertake any significant acquisitions in the next 12 months, we could require additional funds from external sources such as our new senior credit facility.

INFLATION

     Raw material price changes have had, and continue to have, a material effect on our operations. Energy prices had a material effect on our operations in 2000. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that, except as it relates to energy prices, it has a material effect on our operations.

SUBSEQUENT EVENTS

     In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and will record a pretax restructuring charge to operations of approximately $4.4 million in the first quarter of 2001. We expect that the first quarter earnings per share impact of this charge will be approximately $0.10. This mill contributed $12.6 million in net sales in 1999 and $13.4 million in net sales in 2000 and incurred operating losses of $2.6 million in 1999 and $1.5 million in 2000. We expect the proceeds from the sale of the real estate, which is prime waterfront real estate in downtown Chicago, to more than offset the pretax charge.

     Also in January 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and will record a pretax restructuring charge to operations of approximately $2.1 million in the first quarter of 2001. We expect that the first quarter earnings per share impact of this charge will be approximately $0.05. We expect that future cost savings will more than offset the pretax charge in 2001.

     In February 2001, we announced that we would reduce our first quarter dividend by one-half to $0.09 per issued and outstanding common share. We decided to reduce the quarterly dividend to preserve our financial flexibility in light of difficult industry conditions. As discussed below, the new debt agreements contain certain limitations on our ability to pay future dividends.

     On March 22, 2001, we obtained commitments and executed an agreement for the issuance of $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. Under the terms of the agreement, we received aggregate proceeds, net of issuance costs, of approximately $291.4 million on March 29, 2001. These proceeds were used to repay borrowings outstanding under our senior credit facility and 7.74% senior notes. In connection with the repayment of the 7.74% senior notes, we incurred a repayment penalty of approximately $3.6 million. The difference between issue price and principal amount at maturity of our newly issued 7 1/4% senior and 9 7/8% senior subordinated notes will be accreted each year as interest expense in our financial statements. These newly issued notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly owned.

     On March 29, 2001, we obtained a new credit facility that provides for a revolving line of credit in the principal amount of $75.0 million for a term of three years, including subfacilities for swingline loans and letters of credit. No borrowings were outstanding under the facility as of March 30, 2001, although certain letter of credit obligations outstanding under our former credit facility will be transferred to the new credit facility. We intend to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly owned domestic subsidiaries.

     Borrowings under the new facility will bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by the administrative agent under the facility or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). The initial applicable margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. The initial margins are subject to reduction beginning six months after closing based on our leverage ratio. Additionally, the undrawn portion of the facility is subject to a facility fee at an initial rate per annum of 0.5%, again subject to reduction after six months based on our leverage ratio.

     The facility contains covenants that restrict, among other things, our ability and our subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of our business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum interest coverage ratio.

     The facility contains events of default including, but not limited to nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our company.

GEORGIA-PACIFIC LITIGATION

     We are currently litigating with Georgia-Pacific, formerly our largest gypsum facing paper customer, over its refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. The contract was executed in April 1996 and terminates on August 20, 2005, unless extended. We believe that the express language of the contract requires Georgia-Pacific to purchase from us all paper products used in wallboard manufacturing at the Georgia-Pacific wallboard plants designated in the contract, and the parties generally had performed their respective obligations under the contract in accordance with this requirement since inception. In the third quarter of 2000, Georgia-Pacific asserted the position that the contract does not include certain grades of facing paper and that Georgia-Pacific would manufacture these grades for itself. By the end of the third quarter, Georgia-Pacific's purchases fell by more than 80% from the 7,000 tons per month that prevailed in the first half of 2000. Shipments to Georgia-Pacific in the fourth quarter of 2000 fell below 300 tons per month and are expected to continue at such levels. As a result of this loss in volume, we closed our Camden paperboard mill and lost volume amounting to approximately 40% of the capacity of our Buffalo paperboard mill.

     On August 16, 2000, we filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division, of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), asserting a claim for breach of contract based on Georgia-Pacific's refusal to continue making purchases under the contract. The complaint seeks damages in excess of $100.0 million. The complaint was amended in October 2000 to request an injunction requiring Georgia-Pacific to specifically perform its obligations under the contract, but the specific performance claim was dismissed on January 26, 2001. The case is proceeding on the damages claim.

     On September 1, 2000, Georgia-Pacific filed a separate action in the Superior Court of Fulton County, Georgia (Case No. 2000CV-27684), seeking a declaratory judgment in support of its interpretation of the contract that its actions are not in breach of the contract. On December 22, 2000, this action was stayed pending final resolution of the action we filed in North Carolina.

     We and Georgia-Pacific have engaged in settlement discussions from time to time, but have failed to reach any agreement to date.

     We intend to vigorously prosecute the North Carolina action, but can give no assurance as to the timing or outcome of the litigation or the adequacy of any remedy that we might obtain. Based on the nature of litigation generally and the course of developments in the North Carolina action to date, we can give no assurance that we will reach a resolution of the dispute in the near future. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific. In addition, we may incur significant litigation costs in pursuing the action against Georgia-Pacific.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000, we had outstanding borrowings of approximately $200.0 million related to an issuance of public debt securities registered with the SEC in June of 1999. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%. The notes pay interest semiannually, and are our unsecured obligations. As of December 31, 2000, we had a $400.0 million five-year senior credit facility, with interest computed using our choice of (a) the Eurodollar rate plus a margin or (b) the higher of the federal funds rate plus a margin or the bank's prime lending rate. As of December 31, 2000, borrowings of $194.0 million were outstanding under the senior credit facility at a weighted average interest rate of 7.27%. In addition, we have senior notes dated October 8, 1992, which are payable to an insurance company in five equal installments of $16.55 million, the first of which was paid on October 8, 2000. As of December 31, 2000, we owed $66.2 million under these notes. Interest on the notes accrues at 7.74% and is payable semiannually. Our senior management establishes parameters, which are approved by the board of directors, for our financial risk. We do not utilize derivatives for speculative purposes. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001, which had no material impact on our financial statements upon adoption.

     The table below provides information about our financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the referenced notes in our consolidated financial statements. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates based on existing contractual maturity schedules. The table below presents principal amounts and related weighted average interest rates by year or expected maturity for our debt obligations as of December 31, 2000. For obligations with variable interest rates, the table shows payout amounts based on current rates and does not attempt to project future interest rates.

                                                     CONTRACTUAL MATURITY DATES
                                   --------------------------------------------------------------
                                    2001       2002      2003      2004     THEREAFTER    TOTAL
                                   -------   --------   -------   -------   ----------   --------
                                                           (IN THOUSANDS)
7.74% Senior Notes (1)
  Fixed rate.....................  $16,550   $ 16,550   $16,550   $16,550    $     --    $ 66,200
  Average interest rate..........     7.74%      7.74%     7.74%     7.74%                   7.74%
7 3/8% Senior Notes (1)..........                                            $200,000    $200,000
  Average interest rate..........                                                7.47%       7.47%
Senior Credit Facility (1)
  Variable rate..................            $194,000                                    $194,000
  Average interest rate..........                7.27%                                       7.27%

---------------

(1) See Note 5 to the consolidated financial statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CARAUSTAR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2000         1999
                                                                ---------    ---------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   8,900    $  18,771
  Receivables, net of allowances for doubtful accounts,
    returns, and discounts of $2,982 and $2,418 in 2000 and
    1999, respectively......................................       93,145      108,819
  Inventories...............................................      110,346       89,770
  Refundable income taxes...................................        3,857        1,985
  Other current assets......................................        9,438        7,777
                                                                ---------    ---------
    Total current assets....................................      225,686      227,122
                                                                ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       12,663       12,312
  Buildings and improvements................................      127,816      125,126
  Machinery and equipment...................................      620,418      580,892
  Furniture and fixtures....................................       12,164        8,984
                                                                ---------    ---------
                                                                  773,061      727,314
  Less accumulated depreciation.............................     (289,752)    (247,458)
                                                                ---------    ---------
    Property, plant and equipment, net......................      483,309      479,856
                                                                ---------    ---------
GOODWILL, net of accumulated amortization of $16,023 and
  $11,712 in 2000 and 1999, respectively....................      150,894      140,763
                                                                ---------    ---------
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....................       65,895       22,111
                                                                ---------    ---------
OTHER ASSETS................................................        7,043        8,791
                                                                ---------    ---------
                                                                $ 932,827    $ 878,643
                                                                =========    =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt (Note 5).......................    $   1,259    $  16,615
  Accounts payable..........................................       63,752       62,454
  Accrued liabilities.......................................       56,531       43,755
  Dividends payable.........................................        4,702        4,572
                                                                ---------    ---------
    Total current liabilities...............................      126,244      127,396
                                                                ---------    ---------
SENIOR CREDIT FACILITY (Note 5).............................      194,000      140,000
                                                                ---------    ---------
OTHER LONG-TERM DEBT, less current maturities (Note 5)......      272,813      269,739
                                                                ---------    ---------
DEFERRED INCOME TAXES.......................................       50,437       49,153
                                                                ---------    ---------
DEFERRED COMPENSATION.......................................        2,315        3,164
                                                                ---------    ---------
OTHER LIABILITIES...........................................        6,853        9,786
                                                                ---------    ---------
MINORITY INTEREST...........................................        1,115          946
                                                                ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized, no shares issued in 2000 and 1999...........            0            0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 26,204,567 and 25,488,280 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................        2,620        2,549
  Additional paid-in capital................................      160,824      149,509
  Retained earnings.........................................      116,359      126,935
  Accumulated other comprehensive income....................         (753)        (534)
                                                                ---------    ---------
                                                                  279,050      278,459
                                                                ---------    ---------
                                                                $ 932,827    $ 878,643
                                                                =========    =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           CARAUSTAR INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                  2000          1999         1998
                                                              ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES.......................................................   $1,014,615     $936,928     $774,312
FREIGHT.....................................................       51,184       46,839       37,454
                                                               ----------     --------     --------
          Net sales.........................................      963,431      890,089      736,858
COST OF SALES...............................................      759,572      683,576      536,925
                                                               ----------     --------     --------
          Gross profit......................................      203,859      206,513      199,933
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      145,268      125,784      105,052
RESTRUCTURING AND OTHER NONRECURRING COSTS (Note 12)........       16,777           --           --
                                                               ----------     --------     --------
          Operating income..................................       41,814       80,729       94,881
OTHER (EXPENSE) INCOME:
  Interest expense..........................................      (34,063)     (25,456)     (16,072)
  Interest income...........................................          412          603          334
  Equity in income of unconsolidated affiliates.............        6,533        9,224        4,308
  Other, net................................................         (918)        (459)        (433)
                                                               ----------     --------     --------
                                                                  (28,036)     (16,088)     (11,863)
                                                               ----------     --------     --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............       13,778       64,641       83,018
MINORITY INTEREST...........................................         (169)        (356)        (730)
PROVISION FOR INCOME TAXES..................................        5,467       23,216       30,470
                                                               ----------     --------     --------
NET INCOME..................................................   $    8,142     $ 41,069     $ 51,818
                                                               ==========     ========     ========
BASIC INCOME PER COMMON SHARE...............................   $     0.31     $   1.64     $   2.05
                                                               ==========     ========     ========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.........       26,292       25,078       25,244
                                                               ==========     ========     ========
DILUTED INCOME PER COMMON SHARE.............................   $     0.31     $   1.63     $   2.04
                                                               ==========     ========     ========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......       26,301       25,199       25,423
                                                               ==========     ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            ACCUMULATED
                                                COMMON STOCK       ADDITIONAL                  OTHER
                                             -------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                               SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                                             ----------   ------   ----------   --------   -------------   --------
BALANCE, December 31, 1997.................  25,330,670   $2,533    $144,442    $ 68,823      $(1,867)     $213,931
  Net income...............................          --       --          --      51,818           --        51,818
  Issuance of common stock for
    acquisitions...........................     369,073       37      10,094          --           --        10,131
  Issuance of common stock under 1993 stock
    purchase plan..........................      21,636        2         914          --           --           916
  Issuance of common stock under 1998 stock
    purchase plan..........................       1,202       --          34          --           --            34
  Issuance of common stock under director
    equity plan............................       2,077       --          65          --           --            65
  Purchase and retirement of common
    stock..................................  (1,043,300)    (104)    (25,309)         --           --       (25,413)
  Pension liability adjustment.............          --       --          --          --       (1,478)       (1,478)
  Foreign currency translation
    adjustment.............................          --       --          --          --           20            20
  Dividends declared of $.66 per share.....          --       --          --     (16,650)          --       (16,650)
                                             ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 1998.................  24,681,358    2,468     130,240     103,991       (3,325)      233,374
  Net income...............................          --       --          --      41,069           --        41,069
  Issuance of common stock for
    acquisitions...........................     739,565       74      17,889          --           --        17,963
  Issuance of common stock under
    nonqualified stock option plan.........      19,000        2         252          --           --           254
  Issuance of common stock under 1993 stock
    purchase plan..........................      21,828        3         679          --           --           682
  Issuance of common stock under 1998 stock
    purchase plan..........................      20,371        2         302          --           --           304
  Issuance of common stock under director
    equity plan............................       2,930       --          77          --           --            77
  Pension liability adjustment.............          --       --          --          --        2,877         2,877
  Foreign currency translation
    adjustment.............................          --       --          --          --          (86)          (86)
  Dividends declared of $.72 per share.....       3,228       --          70     (18,125)          --       (18,055)
                                             ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 1999.................  25,488,280    2,549     149,509     126,935         (534)      278,459
  Net income...............................          --       --          --       8,142           --         8,142
  Issuance of common stock for
    acquisitions...........................     635,306       64      10,659          --           --        10,723
  Issuance of common stock under
    nonqualified stock option plan.........      61,989        6         208          --           --           214
  Issuance of common stock under 1993 stock
    purchase plan..........................         338       --         254          --           --           254
  Issuance of common stock under 1998 stock
    purchase plan..........................      10,699        1          59          --           --            60
  Issuance of common stock under director
    equity plan............................       4,171       --          77          --           --            77
  Foreign currency translation
    adjustment.............................          --       --          --          --         (219)         (219)
  Dividends declared of $.72 per share.....       3,784       --          58     (18,718)          --       (18,660)
                                             ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 2000.................  26,204,567   $2,620    $160,824    $116,359      $  (753)     $279,050
                                             ==========   ======    ========    ========      =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              -----------   ---------   --------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................   $   8,142    $  41,069   $ 51,818
                                                               ---------    ---------   --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      60,858       52,741     38,705
     Equity in income of unconsolidated affiliates, net of
       distributions........................................       6,967       (8,224)    (4,308)
     Deferred income taxes..................................        (239)       9,072      8,076
     Provision for deferred compensation....................         227          292        519
     Minority interest......................................         169          356        730
     Restructuring costs....................................      12,734           --         --
       Changes in operating assets and liabilities, net of
          acquisitions:
       Receivables..........................................      19,508      (11,665)     1,531
       Inventories..........................................     (10,467)       2,831        740
       Other current assets.................................      (1,485)       2,303     (1,111)
       Accounts payable and accrued liabilities.............     (12,089)       3,696     (2,866)
     Income taxes...........................................      (1,872)        (669)       833
                                                               ---------    ---------   --------
          Total adjustments.................................      74,311       50,733     42,849
                                                               ---------    ---------   --------
          Net cash provided by operating activities.........      82,453       91,802     94,667
                                                               ---------    ---------   --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................     (58,306)     (35,696)   (40,716)
  Acquisition of businesses, net of cash acquired...........      (4,306)    (177,881)   (14,488)
  Investment in unconsolidated affiliates...................     (50,709)         (80)    (1,476)
  Cash acquired in stock acquisition........................       1,100          499         81
  Other.....................................................       2,986         (416)     1,738
                                                               ---------    ---------   --------
          Net cash used in investing activities.............    (109,235)    (213,574)   (54,861)
                                                               ---------    ---------   --------
FINANCING ACTIVITIES:
  Distributions to CPI partner..............................          --           --     (3,100)
  Proceeds from note issuance...............................          --      196,733         --
  Proceeds from senior credit facility......................     192,000      158,000     80,000
  Repayments of senior credit facility......................    (138,000)    (165,000)   (62,000)
  Repayments of other long and short-term debt..............     (18,196)     (33,750)   (11,918)
  Dividends paid............................................     (18,531)     (17,995)   (16,227)
  Proceeds from issuances of stock..........................         460          761        755
  Purchases of stock........................................          --           --    (25,275)
  Other.....................................................        (822)        (816)      (822)
                                                               ---------    ---------   --------
          Net cash provided by (used in) financing
            activities......................................      16,911      137,933    (38,587)
                                                               ---------    ---------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      (9,871)      16,161      1,219
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      18,771        2,610      1,391
                                                               ---------    ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $   8,900    $  18,771   $  2,610
                                                               =========    =========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for interest................................   $  35,136    $  25,480   $ 15,048
                                                               =========    =========   ========
  Cash payments for income taxes............................   $   9,575    $  16,849   $ 23,844
                                                               =========    =========   ========
  Stock issued for acquisitions.............................   $  10,723    $  17,963   $ 10,131
                                                               =========    =========   ========
  Note payable issued for acquisition.......................   $      --    $      --   $ 26,000
                                                               =========    =========   ========

 The accompanying notes are an integral part of these consolidated statements.

                           CARAUSTAR INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

INVENTORIES

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost. Substantially all inventories (approximately 97 percent and 96 percent at December 31, 2000 and 1999, respectively) are valued using the first-in, first-out method. Reserves related to inventories valued using the last-in, first-out method are not significant.

     Inventories at December 31, 2000 and 1999 were as follows (in thousands):

                                                                2000       1999
                                                              --------    -------
Raw materials and supplies..................................  $ 66,106    $40,753
Finished goods and work in process..........................    44,240     49,017
                                                              --------    -------
                                                              $110,346    $89,770
                                                              ========    =======

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

     For financial reporting purposes, depreciation is computed using both straight-line and accelerated methods over the following estimated useful lives of the assets:

Buildings and improvements.................................    10-45 years
Machinery and equipment....................................     3-20 years
Furniture and fixtures.....................................     5-10 years

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

REVENUE RECOGNITION

     The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped or title passes pursuant to the terms of the agreement with the customer when the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

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

INCOME PER SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options outstanding during 2000, 1999 and 1998 added 9,000, 121,000, and 179,000, respectively, to the weighted average shares outstanding for purposes of calculating diluted income per share.

COMPREHENSIVE INCOME

     Total comprehensive income, consisting of net income plus other nonowner changes in equity for the years ended December 31, 2000, 1999 and 1998, was $7,923,000, $43,860,000, and $50,360,000, respectively. Accumulated other comprehensive loss at December 31, 2000 and 1999 consisted of foreign currency translation adjustments of $753,000 and $534,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133." This statement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133)." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on the Company's financial statements upon adoption.

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

COMMON STOCK PURCHASE PLAN

     During 1998, the Company purchased and retired 1,043,000 shares of its common stock pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 4,000,000 common shares. These purchases were made in a series of open market transactions and privately negotiated purchases at an aggregate cost of $25,413,000 at prices ranging from $21.25 to $33.00 per share. There were no stock purchases in 2000 or 1999. The Company has cumulatively purchased 3,169,000 shares since January 1996. The Company's board of directors has authorized purchases of up to 831,000 additional shares.

3.   ACQUISITIONS

     Each of the following acquisitions is being accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2000, 1999 and 1998 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for cash of $4,700,000 and 248,132 shares of the Company's common stock valued at $4,700,000. MilPak operates a facility located in Pine Brook, New Jersey, that provides blister packaging, cartoning and labeling and other contract packaging services. Goodwill of approximately $6,100,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In September 2000, the Company acquired all of the outstanding stock of Arrow Paper Products Company in exchange for 342,743 shares of the Company's common stock valued at $5,100,000. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets. Goodwill of approximately $4,100,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In October 2000, the Company acquired 100 percent of the membership interests in Crane Carton Company, LLC in exchange for 1,659,790 shares of the Company's common stock valued at $19,000,000 plus

$5,800,000 of assumed debt. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois. Goodwill of approximately $4,700,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In March 1999, the Company acquired 67 percent of the outstanding stock of Carolina Component Concepts Inc. ("CCC") in exchange for 225,000 shares of the Company's common stock valued at approximately $6,000,000. As a result of this transaction, the Company now owns 100 percent of CCC's common stock. CCC operates a specialty converting facility located in Mooresville, North Carolina. Goodwill of approximately $5,400,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     In April 1999, the Company acquired the operating assets of International Paper Company's Sprague boxboard mill for approximately $103,200,000 in cash plus $4,700,000 of assumed debt. Sprague, located in Versailles, Connecticut, produces clay-coated recycled boxboard used primarily in the manufacture of folding cartons. Goodwill of approximately $7,100,000 was recorded in connection with the acquisition and is being amortized over 40 years.

     Also in April 1999, the Company acquired the assets and assumed certain liabilities of Halifax Paper Board Company, Inc. ("Halifax") in exchange for 34,256 shares of the Company's common stock valued at $802,000 and repayment of $5,560,000 of Halifax's debt. Halifax operates a paperboard mill in Roanoke Rapids, North Carolina, that produces specialty paperboard and a specialty paperboard converting plant whose operations were relocated to Greenville, South Carolina. No goodwill was recorded in connection with this acquisition.

     In June 1999, the Company acquired the assets and assumed certain liabilities of Tenneco Packaging Inc.'s folding carton division for approximately $72,700,000 in cash. The division consists of five folding carton plants located in Mentor, Ohio; Grand Rapids, Michigan; St. Louis, Missouri; Denver, Colorado; and Salt Lake City, Utah, and five sales and technical support centers. Goodwill of approximately $900,000 was recorded in conjunction with the acquisition and is being amortized over 40 years.

     In September 1999, the Company acquired all of the outstanding stock of Carolina Converting Inc. ("CCI") in exchange for 480,309 shares of the Company's common stock valued at approximately $11,200,000 and repayment of $2,000,000 of CCI's debt. CCI operates a specialty converting and packaging facility located in Fayetteville, North Carolina. Goodwill of approximately $10,000,000 was recorded in conjunction with the acquisition and is being amortized over 40 years.

     The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 1999 or the results that may occur in the future (in thousands, except per share data):

                                                                2000         1999
                                                              --------    ----------
Net sales...................................................  $998,310    $1,013,732
Net income..................................................     8,878        40,158
Diluted income per common share.............................      0.33          1.44

4.   EQUITY INTEREST IN UNCONSOLIDATED AFFILIATES

     On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum, L.P. ("Standard"). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10,800,000 in cash. Standard is operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. The Company's equity interest in the earnings of Standard for the years ended December 31, 2000, 1999 and 1998 was $9,218,000, $4,343,000 and
$1,703,000, respectively. During April 1998, Standard entered into a loan agreement with a financial institution for credit facilities in an amount not to exceed $61,000,000. Proceeds of the new credit facility were used to fund the construction of a green field gypsum wallboard plant in Cumberland City, Tennessee, which began operation in the fourth quarter of 1999. During 1999, Standard received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56,200,000. The proceeds of the bond issuances were used to pay off the borrowings under the credit facility and fund the remaining construction of the plant. The Company received distributions based on its equity interest in Standard of $13,500,000, $1,000,000 and $1,500,000 in 2000, 1999 and 1998, respectively. In addition, the
Company guarantees one-half of Standard's credit facility. At December 31, 2000, the Company's portion of this guaranteed debt totaled approximately $28,100,000. The Company's guarantee of the Standard credit facility contains financial maintenance covenants, and the Standard credit facility contains a cross-default to these covenants. At December 31, 2000, the Company was not in compliance with certain financial maintenance covenants (Note 5), and the Standard credit facility was in default based on this cross-default. Waivers for the Company's non-compliance with the financial maintenance covenants and the related cross-default were received from Standard's lenders, and the financial maintenance covenants were amended on a going-forward basis.

     Summarized financial information for Standard at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, respectively, is as follows (in thousands):

                                                                 2000       1999
                                                                -------    -------
Current assets..............................................    $16,886    $25,960
Noncurrent assets...........................................     72,523     76,920
Current liabilities.........................................      6,149      7,270
Noncurrent liabilities......................................     56,208     56,274

                                                                 2000       1999       1998
                                                                -------    -------    -------
Net sales...................................................    $84,437    $55,875    $38,711
Gross profit................................................     24,729     25,307     12,315
Operating income............................................     18,176     19,337      8,819
Net income..................................................     14,716     18,128      8,638

     During 1999, the Company formed a joint venture with Temple to own and operate a containerboard mill located in Newport, Indiana. Upon formation, the joint venture, Premier Boxboard Limited LLC ("PBL"), undertook a $82,000,000 project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. PBL is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple each have a 50 percent interest in the joint venture, which is being accounted for under the equity method of accounting. There were no distributions in 2000 and 1999, respectively. Expenses related to the joint venture were not material in 1999. The Company's equity interest in the net loss of PBL for 2000 was approximately $740,000.

     Under the joint venture agreement, the Company contributed $50,000,000 to the joint venture during the second quarter of 2000 and Temple contributed the net assets of the mill valued at approximately $98,000,000, and received $50,000,000 in notes issued by PBL. In addition, the Company has guaranteed one-half of a revolving line of credit obtained by PBL. At December 31, 2000, the Company's portion of this guaranteed debt totaled approximately $15,000,000. The Company's guarantee of PBL's revolving line of credit contains financial maintenance covenants, and PBL's revolving line of credit contains a cross-default to these covenants. At December 31, 2000, the Company was not in compliance with certain financial maintenance covenants (Note 5), and the PBL line of credit was in default based on this cross-default. Waivers for the Company's non-compliance with the financial maintenance covenants and the related cross-default were received from PBL's lender, and the financial maintenance covenants were amended on a going-forward basis.

     In addition, the default under the PBL line of credit caused a cross-default under the $50,000,000 notes issued by PBL. The holders of these notes have waived this cross-default.

     Summarized financial information for PBL at December 31, 2000 and for the year then ended is as follows (in thousands):

                                                                  2000
                                                                --------
Current assets..............................................    $  9,839
Noncurrent assets...........................................     174,675
Current liabilities.........................................       5,075
Noncurrent liabilities......................................      80,000
Net sales...................................................      33,722
Gross profit................................................       5,310
Operating income............................................         961
Net loss....................................................      (1,481)

5.   SENIOR CREDIT FACILITY AND OTHER LONG TERM DEBT

     The Company has a $400,000,000 five-year bank senior credit facility that matures in July 2002. Interest under the senior credit facility is computed using the Company's choice of (a) the Eurodollar rate plus a margin or (b) the higher of (i) the federal funds rate plus a margin or (ii) the bank's prime lending rate. Currently, the interest margin above the Eurodollar rate is computed on the basis of the Company's consolidated leverage ratio. As of December 31, 2000 and 1999, borrowings of $194,000,000 and $140,000,000, respectively, were outstanding under the senior credit facility at weighted average interest rates of 7.27 percent and 6.45 percent, respectively. As of December 31, 2000, the Company was not in compliance with certain covenants that the lenders waived through the first quarter of 2001.

     Additionally, at December 31, 2000 and 1999, other long-term debt consisted of the following (in thousands):

                                                                2000        1999
                                                              --------    --------
7 3/8 percent senior notes..................................  $198,791    $198,691
7.74 percent senior notes...................................    66,200      82,750
Other notes payable.........................................     9,081       4,913
                                                              --------    --------
                                                              $274,072    $286,354
                                                              ========    ========

     During 1998, the Company registered with the Securities and Exchange Commission a total of $300,000,000 in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, the Company issued $200,000,000 in aggregate principal amount of its 7 3/8 percent notes due June 1, 2009. The 7 3/8 percent notes were issued at a discount to yield an effective interest rate of 7.473 percent and pay interest semiannually. The 7 3/8 percent notes are unsecured obligations of the Company. Proceeds, net of the issuance discount and after deducting underwriting and other costs, were $196,733,000 and were largely used to repay revolving credit loans.

     The senior notes dated October 8, 1992 (the "Notes") are payable to an insurance company in five equal annual installments of $16,550,000, the first of which was paid on October 8, 2000. Interest on the Notes accrues at 7.74 percent and is payable semiannually. The Notes also provide for optional prepayments, in whole or in part, with a penalty, as defined, during specified periods.

     The Notes and senior credit facility contain certain restrictive covenants on the part of the Company, including (but not limited to) the acquisition of or investment in businesses, sales of assets, incurrence of additional indebtedness, capital expenditures, maintenance of certain leverage and interest coverage ratios (as defined), investments and minimum working capital requirements. As of December 31, 2000, the Company was not in compliance with certain covenants that the lenders waived through the first quarter of 2001.

     On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8 percent senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4 percent senior notes due May 1, 2010 (collectively, the "subsequent financing"). These senior subordinated notes and senior notes will each be issued at a discount to yield effective interest rates of 10.5 percent and 9.4 percent, respectively. Under the terms of the agreement, the Company will receive aggregate proceeds, net of issuance costs, of approximately $291,350,000 prior to March 31, 2001. Proceeds from the subsequent financing will be used primarily to repay borrowings outstanding under the senior credit facility and the Notes. In connection with the repayment of the Notes, the Company will incur a prepayment penalty of approximately $3,600,000.

     The subsequent financing will be unconditionally guaranteed, jointly and severally, by all of the Company's subsidiaries, except for one domestic subsidiary that is not wholly owned and the Company's foreign subsidiaries. The non-guarantor subsidiaries, individually and in the aggregate, are deemed by management to be minor in respect to the Company's total assets, shareholders' equity, revenues and income from continuing operations before income taxes.

     As of December 31, 2000, the Company has classified amounts due under the senior credit facility and the Notes as long-term based on the subsequent financing. Aggregate maturities of long-term debt at December 31, 2000 based upon contractual maturity schedules, adjusted for the subsequent financing, are as follows (in thousands):

2001........................................................  $  1,259
2002........................................................       350
2003........................................................       350
2004........................................................       350
2005........................................................       350
Thereafter..................................................   271,413
                                                              --------
                                                              $274,072
                                                              ========

6.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional amount for mileage. Rental expense on operating leases for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                                 2000       1999       1998
                                                                -------    -------    -------
Minimum rentals.............................................    $13,026    $11,698    $ 9,209
Contingent rentals..........................................        347        377        326
                                                                -------    -------    -------
                                                                $13,373    $12,075    $ 9,535
                                                                =======    =======    =======

     The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 (in thousands):

2001........................................................    $12,480
2002........................................................      9,594
2003........................................................      6,291
2004........................................................      4,102
2005........................................................      3,575
Thereafter..................................................     16,283
                                                                -------
                                                                $52,325
                                                                =======

LITIGATION

     On August 16, 2000, the Company filed suit against a significant customer in Mecklenburg County, North Carolina, over the customer's refusal to continue purchasing gypsum facing paper pursuant to the terms of a long-term supply contract between the Company and the customer. The complaint seeks damages in excess of $100,000,000. In October 2000, the complaint was amended to request an injunction requiring the customer to specifically perform its obligation under the supply contract. The specific performance claim was dismissed in January 2001, and the case is proceeding on the damages claim.

     On September 1, 2000, the customer filed a separate action in the Superior Court of Fulton County, Georgia, seeking a declaratory judgment in support of the customer's interpretation of the contract. On December 22, 2000, the action was stayed pending final resolution of the action filed by the Company in North Carolina.

     The Company intends to vigorously pursue the North Carolina action, but can give no assurance as to the timing or outcome of the litigation. Based on the nature of litigation generally, and the course of developments to date, management can give no assurance that a resolution will be reached in the near future. The Company believes that the loss of the contract volume with the customer will continue to have a material impact on the consolidated results of operations.

     The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

7.   STOCK OPTION AND DEFERRED COMPENSATION PLANS

DIRECTOR EQUITY PLAN

     During 1996, the Company's board of directors approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company ("Eligible Directors") are paid a portion of their fees in the Company's common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company's common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 2000, 1999 and 1998, 4,171, 2,930, and 2,077 shares, respectively, of common stock and options to purchase 6,000 shares of common stock were issued under this plan in each year.

INCENTIVE STOCK OPTION AND BONUS PLANS

     During 1992, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1993 Plan"), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock ("bonus share") for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The Company's board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. During 1997, the Company issued 189,215 qualified incentive stock options under the 1993 Plan. Compensation expense of approximately $246,000, $336,000 and $457,000 related to bonus shares was recorded in 2000, 1999 and 1998, respectively.

     During 1998, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1998 Plan"), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120 percent of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods. The Company's board of directors authorized 3,800,000 common shares for grant under the 1998 Plan. During 2000, 1999 and 1998, the Company issued 784,621, 363,728 and 235,404 options, respectively, under the 1998 Plan. During 2000, 1999 and 1998, the Company issued 10,699, 9,374 and 1,202 shares, respectively, of restricted stock. The Company recorded approximately $105,000, $20,000 and $0 of compensation expense related to the issuance of restricted stock during 2000, 1999 and 1998, respectively.

     A summary of stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                             WEIGHTED AVERAGE
                                                                 SHARES       EXERCISE PRICE
                                                                ---------    ----------------
Outstanding at December 31, 1997............................      720,638         $19.27
  Granted...................................................      241,404          35.60
  Forfeited.................................................       (6,215)         24.89
  Exercised.................................................      (34,204)         17.53
                                                                ---------         ------
Outstanding at December 31, 1998............................      921,623          23.57
  Granted...................................................      369,728          27.18
  Forfeited.................................................      (22,450)         31.20
  Exercised.................................................      (45,756)         11.98
                                                                ---------         ------
Outstanding at December 31, 1999............................    1,223,145          24.95
  Granted...................................................      790,621          17.06
  Forfeited.................................................      (46,853)         26.26
  Exercised.................................................      (90,420)          4.76
                                                                ---------         ------
Outstanding at December 31, 2000............................    1,876,493         $22.57
                                                                =========         ======
Options exercisable at:
  December 31, 2000.........................................      833,579         $20.96
  December 31, 1999.........................................      566,867          19.55
  December 31, 1998.........................................      464,844          16.20

     Summary information about the Company's stock options outstanding at December 31, 2000 is as follows:

                           OUTSTANDING                                            EXERCISABLE
                                AT             WEIGHTED           WEIGHTED             AT             WEIGHTED
                           DECEMBER 31,        AVERAGE            AVERAGE         DECEMBER 31,        AVERAGE
RANGE OF EXERCISE PRICE        2000         REMAINING LIFE     EXERCISE PRICE         2000         EXERCISE PRICE
-----------------------   --------------   ----------------   ----------------   --------------   ----------------
                                              (IN YEARS)
   $ 9.38 -- $16.88           325,023            6.5               $11.90           304,023            $11.89
    17.75 --  23.75           796,141            7.3                19.54           219,921             19.50
    24.44 --  29.75           276,470            7.8                25.82            74,678             25.93
    30.13 --  40.80           478,859            6.4                32.96           234,957             32.48
-----------------------     ---------            ---               ------           -------            ------
     9.38 --  40.80         1,876,493            7.0               $22.57           833,579            $20.96

     An accrual of approximately $254,000 related to the outstanding stock options is included in deferred compensation in the accompanying balance sheet at December 31, 1999.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 2000, 1999 and 1998:

                                                    2000            1999            1998
                                                ------------    ------------    ------------
Risk-free interest rate.......................      5.18% --%       5.09% --%       4.68% --%
                                                        6.84            6.18            5.76
Expected dividend yield.......................      4.01% --%       2.72% --%       1.87% --%
                                                        7.68            2.92            2.97
Expected option lives.........................    8-10 years      8-10 years      8-10 years
Expected volatility...........................            40%             30%             30%

     The total values of the options granted during the years ended December 31, 2000, 1999 and 1998 were computed to be approximately $3,681,000, $2,600,000, and $2,577,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported and pro forma net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows (in thousands, except per share data):

                                                               2000      1999       1998
                                                              ------    -------    -------
Net income:
  As reported...............................................  $8,142    $41,069    $51,818
  Pro forma.................................................   6,595     39,975     51,022
Diluted income per common share:
  As reported...............................................   $0.31      $1.63      $2.04
  Pro forma.................................................    0.25       1.59       2.01

DEFERRED COMPENSATION PLANS

     The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $227,000, $292,000, and $324,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accruals of approximately $2,096,000 and $2,644,000 related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 2000 and 1999, respectively.

8.   PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Substantially all of the Company's employees participate in a noncontributory defined benefit pension plan (the "Pension Plan"). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan's assets consist of shares held in collective investment funds and group annuity contracts. The Company's policy is to fund benefits attributed to employees' service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $5,116,000, $5,526,000, and $4,784,000 in 2000, 1999 and 1998, respectively.

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

     During 1996, the Company adopted a supplemental executive retirement plan ("SERP"), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 2000.

     Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                               2000      1999      1998
                                                              ------    ------    ------
Service cost of benefits earned.............................  $3,628    $3,236    $2,569
Interest cost on projected benefit obligation...............   4,422     3,649     3,281
Actual loss (gain) on plan assets...........................     844    (8,485)   (5,293)
Net amortization and deferral...............................  (5,781)    5,219     2,832
                                                              ------    ------    ------
Net pension expense.........................................  $3,113    $3,619    $3,389
                                                              ======    ======    ======

     The table below represents a reconciliation of the funded status of the Pension Plan and the SERP to prepaid (accrued) pension cost as of December 31, 2000 and 1999 (in thousands):

                                                             SERP              PENSION PLAN
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Change in benefit obligation:
  Projected benefit obligation at end of prior
     year...........................................  $ 2,814    $ 2,320    $52,354    $48,558
     Service cost...................................      133        123      3,495      3,113
     Interest cost..................................      236        190      4,187      3,459
     Actuarial loss (gain)..........................      267        181      2,510     (1,738)
     Plan amendments................................       --         --         --        786
     Acquisitions...................................       --         --         --      1,282
     Benefits paid..................................       --         --     (3,310)    (3,106)
                                                      -------    -------    -------    -------
  Projected benefit obligation at end of year.......    3,450      2,814     59,236     52,354
                                                      -------    -------    -------    -------
Change in plan assets:
  Fair value of plan assets at end of prior year....       --         --     55,106     43,196
     Actual return on plan assets...................       --         --       (844)     8,485
     Employer contributions.........................       --         --      5,116      5,526
     Benefits paid..................................       --         --     (3,310)    (3,106)
     Acquisitions...................................       --         --         --      1,005
                                                      -------    -------    -------    -------
  Fair value of plan assets at end of year..........       --         --     56,068     55,106
                                                      -------    -------    -------    -------
Funded status of the plans..........................   (3,450)    (2,814)    (3,168)     2,752
Unrecognized transition obligation..................    1,252      1,366         --         --
Unrecognized prior service cost.....................       --         --        913      1,168
Unrecognized net loss...............................      549        307     10,026      1,338
                                                      -------    -------    -------    -------
(Accrued) prepaid pension cost before minimum
  pension liability adjustment......................  $(1,649)   $(1,141)   $ 7,771    $ 5,258
                                                      =======    =======    =======    =======
Other comprehensive income:
  Increase (decrease) in intangible asset...........  $    55    $    55    $    --    $  (695)
  (Increase) decrease in additional minimum pension
     liability......................................      (55)       (55)        --      3,572
                                                      -------    -------    -------    -------
Other comprehensive income..........................  $    --    $    --    $    --    $ 2,877
                                                      =======    =======    =======    =======

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for its underfunded plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The cumulative additional liability totaled $1,130,000 and $1,076,000 at December 31, 2000 and 1999, respectively, and has been offset by intangible assets to the extent of previously unrecognized prior service costs. Amounts in excess of previously unrecognized prior service cost are recorded as reductions in shareholders' equity.

     Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 2000 and 1999 is 7.75 percent and 7.5 percent, respectively, the rate of increase in future compensation levels is 3.0 percent at December 31, 2000 and 1999, and the expected long-term rate of return on assets is 9.5 percent.

OTHER POSTRETIREMENT BENEFITS

     The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 132.

     Net periodic postretirement benefit cost for the years ended December 31, 2000, 1999 and 1998 included the following components (in thousands):

                                                                2000    1999    1998
                                                                ----    ----    ----
Service cost of benefits earned.............................    $108    $107    $ 94
Interest cost on accumulated postretirement benefit
  obligation................................................     389     306     291
                                                                ----    ----    ----
Net periodic postretirement benefit cost....................    $497    $413    $385
                                                                ====    ====    ====

     Postretirement benefits totaling $683,000, $550,000 and $544,000 were paid during 2000, 1999 and 1998, respectively.

     The accrued postretirement benefit cost as of December 31, 2000 and 1999 consists of the following (in thousands):

                                                                 2000       1999
                                                                -------    -------
Change in benefit obligation:
  Projected benefit obligation at end of prior year.........    $ 4,656    $ 3,898
     Service cost...........................................        108        107
     Interest cost..........................................        389        306
     Actuarial loss.........................................        189        611
     Acquisition............................................        575         --
     Special termination benefits...........................         --        284
     Benefits paid..........................................       (683)      (550)
                                                                -------    -------
  Projected benefit obligation at end of year...............    $ 5,234    $ 4,656
                                                                =======    =======
Funded status...............................................    $(5,234)   $(4,656)
Unrecognized net loss.......................................        966        830
                                                                -------    -------
Net amount recognized.......................................    $(4,268)   $(3,826)
                                                                =======    =======

     The accumulated postretirement benefit obligations at December 31, 2000 and 1999 were determined using a weighted average discount rate of 7.5 percent. The rate of increase in the costs of covered health care benefits is assumed to be
6.0 percent in 2001, gradually decreasing to 5.0 percent by the year 2002. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $970,000 and would increase net periodic postretirement benefit cost by approximately $86,000 for the year ended December 31, 2000.

9. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

     The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                                 2000      1999       1998
                                                                ------    -------    -------
Current:
  Federal...................................................    $2,650    $11,063    $19,444
  State.....................................................     3,056      3,081      2,950
                                                                ------    -------    -------
                                                                 5,706     14,144     22,394
Deferred....................................................      (239)     9,072      8,076
                                                                ------    -------    -------
                                                                $5,467    $23,216    $30,470
                                                                ======    =======    =======

     The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                2000    1999    1998
                                                                ----    ----    ----
Federal statutory tax rate..................................    35.0%   35.0%   35.0%
State taxes, net of federal tax benefit.....................     2.4     2.7     2.7
Other.......................................................     2.3    (1.6)   (0.7)
                                                                ----    ----    ----
Effective tax rate..........................................    39.7%   36.1%   37.0%
                                                                ====    ====    ====

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                  2000        1999
                                                                --------    --------
Deferred income tax assets:
  Deferred employee benefits................................    $  1,258    $  1,258
  Postretirement benefits other than pension................         879       1,084
  Accounts receivable.......................................         602         602
  Insurance.................................................       2,121       2,121
  Tax loss carry forwards and credits.......................      15,484       4,936
  Inventories...............................................       2,010       1,636
  Other.....................................................       3,006       3,006
                                                                --------    --------
     Total deferred income tax assets.......................      25,360      14,643
                                                                --------    --------
Deferred income tax liabilities:
  Depreciation and amortization.............................     (63,866)    (54,439)
  Asset revaluation.........................................      (3,846)     (3,846)
  Postemployment benefits...................................      (2,190)     (1,441)
  Losses on contractual sales commitments...................      (1,578)       (428)
  Other.....................................................          (9)         (9)
                                                                --------    --------
     Total deferred income tax liabilities..................     (71,489)    (60,163)
                                                                --------    --------
Valuation allowance.........................................      (4,308)     (3,633)
                                                                --------    --------
                                                                $(50,437)   $(49,153)
                                                                ========    ========

     At December 31, 2000, the Company has a federal tax loss of approximately $4,112,000 of which will be carried back to the 1998 tax year. The Company also has state net operating losses of $6,282,000 which will expire in varying amounts between 2004 and 2020. The Company has a valuation allowance of $2,057,000 at December 31, 2000 for estimated future impairment related to the state net operating losses. The Company also has a federal alternative minimum tax credit carryforward of $2,650,000 which has an unlimited carryforward life. The Company also has state tax credit carryforwards of approximately $2,440,000 which will expire in varying amounts between 2004 and 2015. The Company recorded a valuation allowance of $2,251,000 at December 31, 2000 for estimated future impairment related to the state tax credits.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
2000
  Net sales...................................    $248,553    $255,079    $236,731    $223,068
  Gross profit................................      54,137      56,796      47,822      45,104
  Net income (loss)...........................       2,142       9,467      (2,561)       (906)
  Diluted income (loss) per common share......    $   0.08    $   0.37    $  (0.10)   $  (0.03)
1999:
  Net sales...................................    $187,565    $212,456    $241,292    $248,776
  Gross profit................................      48,776      51,305      53,277      53,155
  Net income..................................      11,415      10,316      10,055       9,283
  Diluted income per common share.............    $   0.46    $   0.41    $   0.40    $   0.36

11. SEGMENT INFORMATION

     The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 6.7 percent, 6.7 percent, and 7.8 percent of the Company's sales for 2000, 1999 and 1998, respectively.

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

     The following table presents certain business segment information for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                             2000          1999         1998
                                                          ----------    ----------    --------
Net sales (aggregate):
  Paperboard..........................................    $  532,732    $  505,608    $419,421
  Tube, core, and composite container.................       269,322       257,642     254,096
  Carton and custom packaging.........................       303,553       251,672     178,464
                                                          ----------    ----------    --------
     Total............................................    $1,105,607    $1,014,922    $851,981
                                                          ==========    ==========    ========
Less net sales (intersegment):
  Paperboard..........................................    $  136,796    $  120,465    $112,581
  Tube, core, and composite container.................         4,389         3,877       2,315
  Carton and custom packaging.........................           991           491         227
                                                          ----------    ----------    --------
     Total............................................    $  142,176    $  124,833    $115,123
                                                          ==========    ==========    ========

                                                             2000          1999         1998
                                                          ----------    ----------    --------
Net sales (external customers):
  Paperboard..........................................    $  395,936    $  385,143    $306,840
  Tube, core, and composite container.................       264,933       253,765     251,781
  Carton and custom packaging.........................       302,562       251,181     178,237
                                                          ----------    ----------    --------
     Total............................................    $  963,431    $  890,089    $736,858
                                                          ==========    ==========    ========
Operating income:
  Paperboard (A)......................................    $   28,477    $   58,882    $ 79,281
  Tube, core, and composite container.................        18,483        20,715      18,477
  Carton and custom packaging.........................         8,622        13,010       8,053
                                                          ----------    ----------    --------
                                                              55,582        92,607     105,811
Corporate expense (B).................................       (13,768)      (11,878)    (10,930)
                                                          ----------    ----------    --------
Operating income......................................        41,814        80,729      94,881
Interest expense......................................       (34,063)      (25,456)    (16,072)
Interest income.......................................           412           603         334
Equity in income of unconsolidated affiliates.........         6,533         9,224       4,308
Other, net............................................          (918)         (459)       (433)
                                                          ----------    ----------    --------
Income before income taxes and minority interest......        13,778        64,641      83,018
Minority interest.....................................          (169)         (356)       (730)
Provision for income taxes............................         5,467        23,216      30,470
                                                          ----------    ----------    --------
     Net income.......................................    $    8,142    $   41,069    $ 51,818
                                                          ==========    ==========    ========
Identifiable assets:
  Paperboard..........................................    $  429,646    $  456,343    $294,480
  Tube, core, and composite container.................       134,069       126,994     127,852
  Carton and custom packaging.........................       274,138       241,688     171,244
  Corporate...........................................        94,974        53,618      25,221
                                                          ----------    ----------    --------
     Total............................................    $  932,827    $  878,643    $618,797
                                                          ==========    ==========    ========
Depreciation and amortization:
  Paperboard..........................................    $   36,623    $   31,410    $ 21,185
  Tube, core, and composite container.................         7,196         7,580       7,808
  Carton and custom packaging.........................        15,531        12,657       9,250
  Corporate...........................................         1,508         1,094         462
                                                          ----------    ----------    --------
     Total............................................    $   60,858    $   52,741    $ 38,705
                                                          ==========    ==========    ========
Capital expenditures, excluding acquisitions of
  businesses:
  Paperboard..........................................    $   28,953    $   23,745    $ 26,382
  Tube, core, and composite container.................        12,274         4,550       6,966
  Carton and custom packaging.........................        15,495         5,305       6,415
  Corporate...........................................         1,584         2,096         953
                                                          ----------    ----------    --------
     Total............................................    $   58,306    $   35,696    $ 40,716
                                                          ==========    ==========    ========

---------------

(A) Results for 2000 include charges to operations of $6,913,000 and $8,564,000 for restructuring costs related to the closing of the Baltimore, Maryland and Camden, New Jersey paperboard mills, respectively. Both of these were related to the paperboard segment and are reflected in the segment's operating income. (Note 12)

(B) Results for 2000 include a nonrecurring charge of $1,300,000 related to the settlement of a dispute over abandoned property.

12. RESTRUCTURING AND OTHER NONRECURRING COSTS

     In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6,913,000. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6,913,000 charge included a $5,696,000 noncash asset impairment charge to write down machinery and equipment to net realizable value. The charge also included a $604,000 accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613,000 accrual for post closing exit costs. As of December 31, 2000, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which is anticipated to occur during 2001. The Company does not expect the mill closure to have a material impact on future operations.

     The following is a summary of this restructuring activity from plan adoption to December 31, 2000:

                                                         SEVERANCE AND
                                                             OTHER
                                             ASSET        TERMINATION     OTHER EXIT
                                           IMPAIRMENT      BENEFITS         COSTS          TOTAL
                                           ----------    -------------    ----------    -----------
2000 provision.........................    $5,696,000      $ 604,000      $ 613,000     $ 6,913,000
  Noncash..............................     5,696,000              0              0       5,696,000
                                           ----------      ---------      ---------     -----------
  Cash.................................             0        604,000        613,000       1,217,000
2000 cash activity.....................             0       (604,000)      (613,000)     (1,217,000)
                                           ----------      ---------      ---------     -----------
Balance as of December 31, 2000........    $        0      $       0      $       0     $         0
                                           ==========      =========      =========     ===========

     In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge of approximately $8,564,000. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company's largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8,564,000 charge included a $7,038,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $558,000 accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968,000 accrual for postclosing leases and other exit costs. As of December 31, 2000, two employees remained to assist in the closing of the mill. The remaining severance and termination benefits will be paid by December 31, 2001. This mill contributed net sales and operating income of $11,600,000 and $1,200,000, respectively, for the nine months ended September 30, 2000 and contributed net sales and operating income of $19,100,000 and $2,101,000, respectively, for the year ended December 31, 1999.

     The following is a summary of this restructuring activity from plan adoption to December 31, 2000:

                                                         SEVERANCE AND
                                                             OTHER
                                             ASSET        TERMINATION     OTHER EXIT
                                           IMPAIRMENT      BENEFITS         COSTS         TOTAL
                                           ----------    -------------    ----------    ----------
2000 provision.........................    $7,038,000      $ 558,000      $  968,000    $8,564,000
  Noncash..............................     7,038,000              0               0     7,038,000
                                           ----------      ---------      ----------    ----------
  Cash.................................             0        558,000         968,000     1,526,000
2000 cash activity.....................             0       (380,000)       (346,000)     (726,000)
                                           ----------      ---------      ----------    ----------
Balance as of December 31, 2000........    $        0      $ 178,000      $  622,000    $  800,000
                                           ==========      =========      ==========    ==========

     In December 2000, the Company recognized nonrecurring costs of $1,300,000 related to the settlement of a dispute over abandoned property.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2000:

     - Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

     - Long-Term Debt. The fair values of the Company's senior notes are based on the current rates available to the Company for debt of the same remaining maturity and, as of December 31, 2000, approximate the carrying amounts. The carrying amounts of the other notes payable are assumed to approximate fair value due to the short maturity and variable rate structure of the instruments.

14. SUBSEQUENT EVENTS

     In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois, and will record a pretax charge to operations of approximately $4,447,000 in the first quarter of 2001. This mill contributed $12,600,000 and $13,400,000 in net sales in 1999 and 2000, respectively, and incurred operating losses of $2,600,000 and $1,500,000 in 1999 and 2000, respectively.

     Also in January 2001, the Company initiated a plan to consolidate the operations of its Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and will record a pretax charge to operations of approximately $2,100,000 in the first quarter of 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Caraustar Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 24, 2001

(Except for the subsequent financing information discussed in Note 5 as to which the date is March 22, 2001)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Russell M. Robinson, II, Chairman of the Company's Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company's principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 120,000 of the Company's common shares as of March 22, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. Documents filed as part of the Report

          (1) The following financial statements of the Company and Report of Independent Public Accountants are included in Part II, Item 8 above.

           CONSOLIDATED FINANCIAL STATEMENTS:

                Consolidated Balance Sheets as of December 31, 2000 and 1999

                Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

     b. Reports on Form 8-K.

          No current reports on Form 8-K were filed during the quarter ending December 31, 2000.

                                  SCHEDULE II
                           CARAUSTAR INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO
                                                      BEGINNING    COSTS AND                  BALANCE AT
                                                       OF YEAR      EXPENSES    DEDUCTIONS*   END OF YEAR
                                                      ----------   ----------   -----------   -----------
1998:  Allowances for doubtful accounts receivable,
       returns and discounts........................    $1,139      $ 6,301       $(6,371)      $1,069
1999:  Allowances for doubtful accounts receivable,
       returns and discounts........................    $1,069      $ 4,866       $(3,517)      $2,418
2000:  Allowances for doubtful accounts receivable,
       returns and discounts........................    $2,418      $10,373       $(9,809)      $2,982

---------------

* Principally charges for which reserves were provided, net of recoveries.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Caraustar Industries, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included in this Form 10-K and have issued our report thereon dated February 24, 2001, except for the subsequent financing information discussed in
Note 5 as to which the date is March 22, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a.(2) is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
-------------------------------------
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 24, 2001

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

                                          CARAUSTAR INDUSTRIES, INC.

                                          By:     /s/ H. LEE THRASH, III
                                              ----------------------------------
                                              H. Lee Thrash, III
                                              Vice President and Chief Financial
                                                  Officer

                                          Date:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2001.

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

                /s/ RUSSELL M. ROBINSON, II
------------------------------------------------------------
       Russell M. Robinson, II, Chairman of the Board

                     /s/ RALPH M. HOLT
------------------------------------------------------------
                  Ralph M. Holt, Director

                  /s/ JAMES H. HANCE, JR.
------------------------------------------------------------
               James H. Hance, Jr., Director

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.01      --  Amended and Restated Articles of Incorporation of the
               Company (Incorporated by reference -- Exhibit 3.01 to Annual
               Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02      --  Second Amended and Restated Bylaws of the Company
               (Incorporated by reference -- Exhibit 3.02 to Registration
               Statement on Form S-4 [SEC File No. 333-29937])
 4.01      --  Specimen Common Stock Certificate (Incorporated by
               reference -- Exhibit 4.01 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
 4.02      --  Articles 3 and 4 of the Company's Amended and Restated
               Articles of Incorporation (included in Exhibit 3.01)
 4.03      --  Article II of the Company's Second Amended and Restated
               Bylaws (included in Exhibit 3.02)
 4.04      --  Amended and Restated Rights Agreement, dated as of May 24,
               1999, between Caraustar Industries, Inc. and The Bank of New
               York as Rights Agent (Incorporated by reference  -- Exhibit
               10.1 to current report on Form 8-K dated June 1, 1999 [SEC
               File No. 020646])
 4.05      --  Indenture, dated as of June 1, 1999, between Caraustar
               Industries, Inc. and The Bank of New York, as Trustee,
               regarding The Company's 7 3/8% Notes due 2009 (Incorporated by reference -- Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
 4.06      --  First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference -- Exhibit 4.06 to
               report on Form 10-Q for the quarter ended June 30, 1999 [SEC
               File No. 0-20646])
 4.07+     --  Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company's 7 3/8%
               Notes due 2009
10.01+     --  Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee,
               regarding the Company's 7 1/4% Senior Notes due 2010
10.02+     --  Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee,
               regarding the Company's 9 7/8% Senior Subordinated Notes due
               2011
10.03+     --  Credit Agreement, dated as of March 29, 2001, among the
               Company, certain subsidiaries of the Company, various
               lenders, Bank of America, N.A., as Administrative Agent,
               Banc of America Securities LLC and Deutsche Banc Alex. Brown
               Inc. as Joint Lead Arrangers and Joint Book Managers and
               Credit Suisse, First Boston and Credit Lyonnais New York
               Branch as Co-Documentation Agents
10.04+     --  Purchase Agreement, dated as of March 22, 2001, between the
               Company and Credit Suisse First Boston Corporation, Banc of
               America Securities LLC, Deutsche Banc Alex. Brown Inc. and
               SunTrust Equitable Securities Corporation
10.05+     --  Registration Rights Agreement, dated as of March 22, 2001, between the Company, certain subsidiaries of the Company and
               Credit Suisse First Boston Corporation, Banc of America
               Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust
               Equitable Securities Corporation
10.06*     --  Employment Agreement, dated December 31, 1990, between the
               Company and Thomas V. Brown (Incorporated by
               reference -- Exhibit 10.06 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.07*     --  Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.08*     --  1987 Executive Stock Option Plan (Incorporated by
               reference -- Exhibit 10.09 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.09*     --  1993 Key Employees' Share Ownership Plan (Incorporated by
               reference -- Exhibit 10.10 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.10*     --  Incentive Bonus Plan of the Company (Incorporated by
               reference -- Exhibit 10.10 to Annual Report for 1993 on Form
               10-K [SEC File No. 0-20646])
10.11*     --  1996 Director Equity Plan of the Company (Incorporated by
               reference -- Exhibit 10.12 to report on Form 10-Q for the
               quarter ended March 31, 1996 [SEC File No. 0-20646])
10.12*     --  Amendment No. 1 to the Company's 1996 Director Equity Plan,
               dated July 16, 1998 (Incorporated by reference -- Exhibit
               10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
               File No. 0-20646])
10.13*     --  1998 Key Employee Incentive Compensation Plan (Incorporated
               by reference -- Exhibit 10.14 to Annual Report for 1997 on
               Form 10-K [SEC File No. 0-20646])
10.14      --  Asset Purchase Agreement between Caraustar Industries, Inc.,
               Sprague Paperboard, Inc. and International Paper Company,
               dated as of March 4, 1999 (Incorporated by reference --
               Exhibit 10.17 to report on Form 10-Q for the quarter ended
               March 31, 1999 [SEC File No. 0-20646])
10.15      --  Paperboard Agreement, dated as of April 10, 1996 between the
               Company and Georgia-Pacific Corporation (Incorporated by
               reference -- Exhibit 10.06 to report on Form 10-Q for the
               quarter ended September 30, 2000 [SEC File No. 0-20646])
12.01+     --  Computation of Ratio of Earnings to Fixed Charges
21.01+     --  Subsidiaries of the Company
23.01+     --  Consent of Arthur Andersen LLP

---------------

+ Filed herewith
* Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.