Form 10-Q
period 2001-03-31
CARAUSTAR INDUSTRIES INC
filed 2001-05-15
CIK 825692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                        COMMISSION FILE NUMBER: 0-20646

                             ---------------------

                           CARAUSTAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                               58-1388387
     (State or other jurisdiction of        (I.R.S. Employer Identification Number)
      incorporation or organization)

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

                       Yes [X]                    No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, May 10, 2001.

        COMMON STOCK, $.10 PAR VALUE                                27,851,824
        ----------------------------                                ----------
                  (Class)                                         (Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                           CARAUSTAR INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I --   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000.....................................    3
            Condensed Consolidated Statements of Income for the
              three-month periods ended March 31, 2001 and March 31,
              2000......................................................    4
            Condensed Consolidated Statements of Cash Flows for the
              three-month periods ended March 31, 2001 and March 31,
              2000......................................................    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three-month periods
              ended March 31, 2001 and March 31, 2000...................   12
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   23

PART II --  OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   24
Item 2.     Changes in Securities.......................................   24
Item 4.     Submission of Matters to a Vote of Security Holders.........   24
Item 6.     Exhibits and Reports on Form 8-K............................   25
Signatures..............................................................   26
Exhibit Index...........................................................   27

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001          2000*
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  22,229     $   8,900
  Receivables, net of allowances............................     103,923        93,145
  Inventories...............................................     105,347       110,346
  Refundable income taxes...................................       3,675         3,857
  Other current assets......................................      11,992         9,438
                                                               ---------     ---------
         Total current assets...............................     247,166       225,686
                                                               ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................      12,648        12,663
  Buildings and improvements................................     132,883       127,816
  Machinery and equipment...................................     615,464       620,418
  Furniture and fixtures....................................      12,211        12,164
                                                               ---------     ---------
                                                                 773,206       773,061
  Less accumulated depreciation.............................    (296,806)     (289,752)
                                                               ---------     ---------
  Property, plant and equipment, net........................     476,400       483,309
                                                               ---------     ---------
GOODWILL, net...............................................     149,819       150,894
                                                               ---------     ---------
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....................      64,310        65,895
                                                               ---------     ---------
OTHER ASSETS................................................      16,187         7,043
                                                               ---------     ---------
                                                               $ 953,882     $ 932,827
                                                               =========     =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt................................   $     408     $   1,259
  Accounts payable..........................................      64,384        63,752
  Accrued liabilities.......................................      41,850        56,531
  Dividends payable.........................................       2,506         4,702
                                                               ---------     ---------
         Total current liabilities..........................     109,148       126,244
                                                               ---------     ---------
SENIOR CREDIT FACILITY (Note 3).............................           0       194,000
                                                               ---------     ---------
OTHER LONG-TERM DEBT, less current maturities (Note 3)......     506,086       272,813
                                                               ---------     ---------
DEFERRED INCOME TAXES.......................................      44,029        50,437
                                                               ---------     ---------
DEFERRED COMPENSATION.......................................       2,214         2,315
                                                               ---------     ---------
OTHER LIABILITIES...........................................       6,826         6,853
                                                               ---------     ---------
MINORITY INTEREST...........................................       1,143         1,115
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized; none issued.................................           0             0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 27,850,814 and 26,204,567 shares issued and
    outstanding at March 31, 2001 and December 31, 2000,
    respectively............................................       2,785         2,620
  Additional paid-in capital................................     179,543       160,824
  Retained earnings.........................................     102,999       116,359
  Accumulated other comprehensive income....................        (891)         (753)
                                                               ---------     ---------
                                                                 284,436       279,050
                                                               ---------     ---------
                                                               $ 953,882     $ 932,827
                                                               =========     =========

---------------
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2001            2000
                                                                   ----         ----------
                                                                       (UNAUDITED)
SALES.......................................................     $233,088        $260,850
FREIGHT.....................................................       12,986          12,297
                                                                 --------        --------
          Net sales.........................................      220,102         248,553
COST OF SALES...............................................      178,437         194,416
                                                                 --------        --------
          Gross profit......................................       41,665          54,137
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................       36,717          38,490
RESTRUCTURING COSTS (Note 6)................................        7,083           6,913
                                                                 --------        --------
          Operating (loss) income...........................       (2,135)          8,734
OTHER (EXPENSE) INCOME:
  Interest expense..........................................       (9,210)         (7,787)
  Interest income...........................................           88             174
  Equity in (loss) income of unconsolidated affiliates......       (1,585)          2,910
  Other, net................................................          278             (68)
                                                                 --------        --------
                                                                  (10,429)         (4,771)
                                                                 --------        --------
(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME
  TAXES AND EXTRAORDINARY LOSS..............................      (12,564)          3,963
MINORITY INTEREST...........................................          (28)            (75)
(BENEFIT) PROVISION FOR INCOME TAXES........................       (4,443)          1,746
                                                                 --------        --------
(LOSS) INCOME BEFORE EXTRAORDINARY LOSS.....................     $ (8,149)       $  2,142
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF
  TAX BENEFIT...............................................     $ (2,695)       $      0
                                                                 --------        --------
NET (LOSS) INCOME...........................................     $(10,844)       $  2,142
                                                                 ========        ========
BASIC
(LOSS) EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY
  LOSS......................................................     $  (0.29)       $   0.08
                                                                 ========        ========
EXTRAORDINARY LOSS PER COMMON SHARE.........................     $  (0.10)       $   0.00
                                                                 ========        ========
NET (LOSS) INCOME PER COMMON SHARE..........................     $  (0.39)       $   0.08
                                                                 ========        ========
Weighted average number of shares outstanding...............       27,815          25,624
                                                                 ========        ========
DILUTED
(LOSS) EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY
  LOSS......................................................     $  (0.29)       $   0.08
                                                                 ========        ========
EXTRAORDINARY LOSS PER COMMON SHARE.........................     $  (0.10)       $   0.00
                                                                 ========        ========
NET (LOSS) INCOME PER COMMON SHARE..........................     $  (0.39)       $   0.08
                                                                 ========        ========
Diluted weighted average number of shares outstanding.......       27,815          25,649
                                                                 ========        ========

The accompanying notes are an integral part of these consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

                  CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                     2001            2000
                                                                  ----------      ----------
                                                                         (UNAUDITED)
Cash provided by (used in)
  Operating activities:
     Net (loss) income......................................       $(10,844)       $  2,142
     Extraordinary loss from early extinguishment of debt...          4,305               0
     Depreciation and amortization..........................         15,398          14,858
     Restructuring costs....................................          3,987           5,696
     Other noncash adjustments..............................         (6,320)          3,355
     Equity in income of unconsolidated affiliates, net of
       distributions........................................          1,585            (910)
     Changes in current assets and liabilities..............         (2,717)          1,284
                                                                   --------        --------
     Net cash provided by operating activities..............          5,394          26,425
                                                                   --------        --------
  Investing activities:
     Purchases of property, plant and equipment.............        (11,826)        (17,151)
     Acquisitions of businesses, net of cash acquired.......            (34)         (4,071)
     Investment in unconsolidated affiliates................              0               0
     Other..................................................           (716)            380
                                                                   --------        --------
     Net cash used in investing activities..................        (12,576)        (20,842)
                                                                   --------        --------
  Financing activities:
     Proceeds from senior credit facility...................         18,000           4,000
     Repayments of senior credit facility...................       (212,000)        (14,000)
     Proceeds from the issuance of the 7 1/4% and 9 7/8%
       notes................................................        291,200               0
     Repayments of other long and short-term debt...........        (67,051)            (42)
     7.74% senior notes prepayment penalty..................         (3,565)              0
     Dividends paid.........................................         (4,698)         (4,570)
     Proceeds from issuance of stock........................              0              86
     Other..................................................         (1,375)           (216)
                                                                   --------        --------
     Net cash provided by (used in) financing activities....         20,511         (14,742)
                                                                   --------        --------
  Net increase (decrease) in cash and cash equivalents......         13,329          (9,159)
  Cash and cash equivalents at beginning of period..........          8,900          18,771
                                                                   --------        --------
  Cash and cash equivalents at end of period................       $ 22,229        $  9,612
                                                                   ========        ========
  Supplemental Disclosures:
     Cash payments for interest.............................       $  7,092        $  1,822
                                                                   ========        ========
     Cash payments for income taxes.........................       $    628        $    935
                                                                   ========        ========
     Stock issued for acquisitions..........................       $ 18,799        $  5,303
                                                                   ========        ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

                           CARAUSTAR INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  COMPREHENSIVE INCOME

        Total comprehensive (loss) income, consisting of net (loss) income plus other nonowner changes in equity, for the three months ended March 31, 2001 and 2000 was ($10,982,000) and $2,099,000, respectively.

NOTE 3.  SENIOR CREDIT FACILITY AND OTHER LONG-TERM DEBT

        On March 29, 2001, the Company obtained a new credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of March 31, 2001, although an aggregate of $9,500,000 in letter of credit obligations outstanding under the Company's former credit facility have been transferred to the new credit facility. The Company intends to use the new facility for working capital, capital expenditures and other general corporate purposes. Although the new facility is unsecured, the Company's obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly owned domestic subsidiaries.

        Borrowings under the new facility bear interest at a rate equal to, at the Company's option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company's leverage ratio (which is defined under the new facility as the ratio of the Company's total debt to its total capitalization). The initial applicable margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Beginning on the date the Company delivers its financial statements for the fiscal quarter ending September 30, 2001, the initial margins will be subject to reduction based on the Company's leverage ratio. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is presently set at 0.5%, also subject to reduction, beginning on the date the Company delivers its September 30, 2001 financial statements, based on its leverage ratio.

        The new facility contains covenants that restrict, among other things, the Company's ability and its subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of the Company's business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum interest coverage ratio.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

        The new facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

        On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8% senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291,200,000 on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company's former senior credit facility and 7.74% senior notes. In connection with the repayment of the 7.74% senior notes, the Company incurred a prepayment penalty of approximately $3,600,000. The difference between issue price and principal amount at maturity of the Company's newly issued 7 1/4% senior and 9 7/8% senior subordinated notes will be accreted each year as interest expense in its financial statements. These newly issued notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company's domestic subsidiaries, other than one that is not wholly owned.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

        The following table presents certain business segment information for the periods indicated (in thousands):

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                       -------------------
                                                                         2001       2000
                                                                       --------   --------
         Net sales (external customers):
           Paperboard................................................  $ 74,552   $107,078
           Tube, core and composite container........................    64,951     64,981
           Carton and custom packaging...............................    80,599     76,494
                                                                       --------   --------
                   Total.............................................  $220,102   $248,553
                                                                       ========   ========
         Net sales (intersegment):
           Paperboard................................................  $ 35,643   $ 33,329
           Tube, core and composite container........................     1,002      1,046
           Carton and custom packaging...............................       135        167
                                                                       --------   --------
                   Total.............................................  $ 36,780   $ 34,542
                                                                       ========   ========
         Operating (loss) income:
           Paperboard(A).............................................  $   (212)  $  5,074
           Tube, core and composite container........................     3,028      4,387
           Carton and custom packaging(B)............................    (1,008)     2,519
                                                                       --------   --------
                   Total.............................................  $  1,808   $ 11,980
         Corporate expense...........................................  $ (3,943)  $ (3,246)
                                                                       --------   --------
         Operating (loss) income.....................................    (2,135)     8,734
           Interest expense..........................................    (9,210)    (7,787)
           Interest income...........................................        88        174
           Equity in (loss) income of unconsolidated affiliates......    (1,585)     2,910
           Other (net)...............................................       278        (68)
                                                                       --------   --------
         (Loss) income before income taxes, minority interest and
           extraordinary loss........................................  $(12,564)  $  3,963
                                                                       ========   ========

---------------

        (A) Results for 2000 include charges to operations of $6,913,000 for restructuring costs related to the closing of the Baltimore, Maryland paperboard mill. Results for 2001 include charges to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill. Both of these were related to the paperboard segment and are reflected in the segment's operating (loss) or income. (Note 6)

        (B) Results for 2001 include charges to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. These costs were related to the carton and custom packaging segment and are reflected in the segment's operating (loss) or income. (Note 6)

NOTE 6.  RESTRUCTURING COSTS

        In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6,913,000. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6,913,000 charge included a $5,696,000 noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604,000 accrual for severance and termination benefits for 21 salaried and

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

        83 hourly employees terminated in connection with this plan and a $613,000 accrual for other exit costs. All exit costs were paid as of December 31, 2000. As of March 31, 2001, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which is anticipated to occur during 2001. The Company does not expect the mill closure to have a material impact on future operations.

        In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8,564,000. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company's largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8,564,000 charge included a $7,038,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $558,000 accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968,000 accrual for other exit costs. As of March 31, 2001, one part-time employee remained to assist in the closing of the mill. The remaining severance and termination benefits will be paid by December 31, 2001. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2001. This mill contributed net sales and operating income of $11,600,000 and $1,200,000, respectively, for the nine months ended September 30, 2000 and $19,100,000 and $2,101,000, respectively, for the year ended December 31, 1999.

        The following is a summary of restructuring activity from plan adoption to March 31, 2001 (unaudited):

                                                               SEVERANCE AND
                                                                   OTHER
                                                    ASSET       TERMINATION    OTHER EXIT
                                                 IMPAIRMENT      BENEFITS        COSTS        TOTAL
                                                 -----------   -------------   ----------   ----------
         2000 provision........................  $ 7,038,000     $ 558,000     $ 968,000    $8,564,000
           Noncash.............................    7,038,000             0             0     7,038,000
                                                 -----------     ---------     ---------    ----------
           Cash................................            0       558,000       968,000     1,526,000
         2000 cash activity....................            0      (380,000)     (346,000)     (726,000)
                                                 -----------     ---------     ---------    ----------
         Balance as of December 31, 2000.......            0       178,000       622,000       800,000
         First quarter 2001 cash activity......            0       (31,000)     (266,000)     (297,000)
                                                 -----------     ---------     ---------    ----------
         Balance as of March 31, 2001..........  $         0     $ 147,000     $ 356,000    $  503,000
                                                 ===========     =========     =========    ==========

        In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. As of March 31, 2001, three employees remained to assist in the closing of the mill. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2001.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

        The following is a summary of restructuring activity from plan adoption to March 31, 2001 (unaudited):

                                                                SEVERANCE AND
                                                                    OTHER
                                                     ASSET       TERMINATION    OTHER EXIT
                                                   IMPAIRMENT     BENEFITS        COSTS        TOTAL
                                                   ----------   -------------   ----------   ----------
         First quarter 2001 provision............  $2,237,000    $1,221,000      $989,000    $4,447,000
           Noncash...............................   2,237,000             0             0     2,237,000
                                                   ----------    ----------      --------    ----------
           Cash..................................           0     1,221,000       989,000     2,210,000
         First quarter 2001 cash activity........           0    (1,172,000)     (246,000)   (1,418,000)
                                                   ----------    ----------      --------    ----------
         Balance as of March 31, 2001............  $        0    $   49,000      $743,000    $  792,000
                                                   ==========    ==========      ========    ==========

        In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2,636,000. The $2,636,000 charge included a $1,750,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $464,000 accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422,000 accrual for other exit costs. As of March 31, 2001, one employee remained to assist in the closing of the plant. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001.

        The following is a summary of restructuring activity from plan adoption to March 31, 2001 (unaudited):

                                                                SEVERANCE AND
                                                                    OTHER
                                                     ASSET       TERMINATION    OTHER EXIT
                                                   IMPAIRMENT     BENEFITS        COSTS        TOTAL
                                                   ----------   -------------   ----------   ----------
         First quarter 2001 provision............  $1,750,000     $ 464,000      $422,000    $2,636,000
           Noncash...............................   1,750,000             0             0     1,750,000
                                                   ----------     ---------      --------    ----------
           Cash..................................           0       464,000       422,000       886,000
         First quarter 2001 cash activity........           0      (170,000)     (134,000)     (304,000)
                                                   ----------     ---------      --------    ----------
         Balance as of March 31, 2001............  $        0     $ 294,000      $288,000    $  582,000
                                                   ==========     =========      ========    ==========

NOTE 7.  LITIGATION

        On May 9, 2001, the Company and a significant customer jointly announced that a tentative settlement has been reached regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in the Company's annual report on Form 10-K for the year ended December 31, 2000 and in previous quarterly reports on Form 10-Q. The Company and a wholly owned subsidiary of the customer have entered into a new ten-year agreement under which the Company will supply amounts between a minimum of 1.89 billion and a maximum 3.78 billion square feet (between 50,000 and 100,000 tons) of gypsum facing paper per year as the customer may order for use in its recently introduced wall board product. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period of a duration to be determined in good faith by the customer, but not to exceed 90 days. During this period, the Company will supply the customer, as it requests, with such facing paper to enable it to evaluate the paper's compliance with its specifications for quality and end-use suitability. Upon the customer's satisfaction with the paper, it will notify the Company that the transition period has ended, and the term of the new agreement, including the annual quantity

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 1.

        requirements described above, will commence. Upon commencement of the new agreement, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party. Although the Company believes that it will be able to satisfy the customer's product requirements and that the new agreement will be implemented, the Company can give no assurance that the conditions to the new agreement will be satisfied (or that the customer will determine or agree that the conditions have been satisfied), or that the new agreement will be implemented and the pending litigation will be dismissed. Even if the new agreement is implemented, it could be at least 45 days following implementation before the Company is supplying tonnage equal to at least 50% of the 7,000 tons per month levels purchased by the customer during the first half of 2000 before the dispute arose. Accordingly, the Company believes that its operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from the customer unless and until the new supply agreement is implemented, and until the new supply agreement has been effective long enough to generate a substantial volume of required purchases from the customer.

        The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

                           CARAUSTAR INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 39% in the first three months of 2001. The remaining 61% of our paperboard production was sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $104 during 2000 and $70 during the first quarter of 2001.

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

Excluding labor, energy is our most significant manufacturing cost. Energy is used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 due primarily to increases in natural gas and fuel oil costs. In 2000, the average energy cost in our mill system was approximately $52 per ton. In the first quarter of 2001, energy costs were $66 per ton compared to $47 per ton in the first quarter of 2000 and $62 per ton in the fourth quarter of 2000. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We were not able to pass through to our customers all of the energy cost increases we incurred in 2000 or the first quarter of 2001. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the current difficult operating climate for our industry and our financial position, we anticipate that the pace of our acquisition activity, and accordingly, our revenue growth, will slow as we focus on conserving cash and maximizing the productivity of our existing facilities. We made no acquisitions during the quarter ended March 31, 2001.

     We are a holding company that currently operates our business through 34 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced by our unconsolidated joint venture, Premier Boxboard, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 5 to the consolidated financial statements.

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------              %
                                                               2001     2000    CHANGE   CHANGE
                                                              ------   ------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production...........................   217.9    269.9    (52.0)   -19.3%
  Outside purchases.........................................    31.7     31.6      0.1      0.3%
                                                              ------   ------   ------   ------
          Total paperboard tonnage..........................   249.6    301.5    (51.9)   -17.2%
                                                              ======   ======   ======   ======
  Tons sold by market (in thousands):
  Tube, core and composite container volume
     Paperboard (internal)..................................    46.7     49.7     (3.0)    -6.0%
     Outside purchases......................................     6.7      5.9      0.8     13.6%
                                                              ------   ------   ------   ------
  Tube, core and composite container converted products.....    53.4     55.6     (2.2)    -4.0%
  Unconverted paperboard....................................     7.5      9.3     (1.8)   -19.4%
                                                              ------   ------   ------   ------
          Tube, core and composite container volume.........    60.9     64.9     (4.0)    -6.2%
  Folding carton volume
     Paperboard (internal)..................................    20.0     19.3      0.7      3.6%
     Outside purchases......................................    23.4     23.2      0.2      0.9%
                                                              ------   ------   ------   ------
  Folding carton converted products.........................    43.4     42.5      0.9      2.1%
  Unconverted paperboard....................................    54.9     74.9    (20.0)   -26.7%
                                                              ------   ------   ------   ------
          Folding carton volume.............................    98.3    117.4    (19.1)   -16.3%
  Gypsum wallboard facing paper volume
     Unconverted paperboard.................................    35.1     54.7    (19.6)   -35.8%
     Outside purchases (for resale).........................     0.0      0.5     (0.5)  -100.0%
                                                              ------   ------   ------   ------
          Gypsum wallboard facing paper volume..............    35.1     55.2    (20.1)   -36.4%
  Other specialty products volume
     Paperboard (internal)..................................    18.7     32.1    (13.4)   -41.7%
     Outside purchases......................................     1.6      2.0     (0.4)   -20.0%
                                                              ------   ------   ------   ------
  Other specialty converted products........................    20.3     34.1    (13.8)   -40.5%
  Unconverted paperboard....................................    35.0     29.9      5.1     17.1%
                                                              ------   ------   ------   ------
          Other specialty products volume...................    55.3     64.0     (8.7)   -13.6%
                                                              ------   ------   ------   ------
          Total paperboard tonnage..........................   249.6    301.5    (51.9)   -17.2%
                                                              ======   ======   ======   ======

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------              %
                                                               2001     2000    CHANGE   CHANGE
                                                              ------   ------   ------   ------
Gross paper margins ($/ton):
     Paperboard mill:
       Average same-mill net selling price..................  $  422   $  441   $  (19)    -4.3%
       Average same-mill recovered fiber cost...............      70      112      (42)   -37.5%
                                                              ------   ------   ------   ------
          Paperboard mill gross paper margin................  $  352   $  329   $   23      7.0%
                                                              ======   ======   ======   ======
     Tube and core:
       Average net selling price............................  $  797   $  763   $   34      4.5%
       Average paperboard cost..............................     453      420       33      7.9%
                                                              ------   ------   ------   ------
          Tube and core gross paper margin..................  $  344   $  343   $    1      0.3%
                                                              ======   ======   ======   ======

Net Sales. Our consolidated net sales for the quarter ended March 31, 2001 decreased 11.5% to $220.1 million from $248.6 million in the same quarter of 2000. Acquisitions completed during 2000 accounted for $11.9 million of net sales during the first quarter of 2001. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding 2000 acquisitions, net sales decreased 16.2% during the first quarter of 2001. This decrease was due to lower volume from the paperboard segment, partially attributable to the dispute with Georgia-Pacific, and lower sales from the carton and custom packaging segment, partially offset by higher selling prices in the tube, core and composite container segments.

Total paperboard tonnage for the quarter decreased 17.2% to 249,615 tons from 301,521 tons. Excluding 2000 acquisitions, total paperboard tonnage decreased 19.7% to 242,245 tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers in the gypsum wallboard facing paper, folding carton and tube, core, and composite container end-use markets. The decrease in shipments to gypsum wallboard facing paper customers was partially attributable to the dispute with Georgia-Pacific and a general softness in industry demand. Excluding 2000 acquisitions, outside purchases decreased 23.0% to 24,329 tons compared to prior year. Tons sold from paperboard mill production decreased 19.3% for the quarter to 217,916 tons compared with 269,927 tons in the first quarter of last year. Total tonnage converted decreased 11.4% in the first quarter to 117,126 tons compared to 132,157 tons last year, and decreased 17.0% from first quarter last year excluding 2000 acquisitions. Excluding 2000 acquisitions, volumes in the folding carton and the tube, core and composite container end-use markets decreased 22.3% and 6.6%, respectively.

Gross Margin. Gross margin for the first quarter of 2001 decreased to 18.9% of net sales from 21.8% in 2000. This margin decrease was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Margins decreased in the carton and custom packaging segment due to lower volume and a decrease in selling prices resulting from competitive pressures. Margins in the tube, core and composite container segment decreased as a result of higher energy costs and lower volume.

Restructuring Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. In the first quarter of 2001, we paid $1.2 million in severance and termination benefits and $246 thousand in other exit costs. As of March 31, 2001, three employees remained to assist in the closing of the mill. The

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

remaining severance and termination benefits and other exit costs will be paid by December 31, 2001. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2001.

In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $464 thousand accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan and a $422 thousand accrual for other exit costs. In the first quarter of 2001, we paid $170 thousand in severance and termination benefits and $134 thousand in other exit costs. As of March 31, 2001, one employee remained to assist in the closing of the plant. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001.

Operating (Loss) Income. Operating loss for the first quarter of 2001 was $2.1 million, a decrease of $10.9 million, from the first quarter of 2000 operating income of $8.7 million. Operating income for comparable facilities, excluding restructuring costs, decreased $11.3 million, or 72.3%, from the prior year. This decline was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses decreased by $1.8 million, or 4.6% in the first quarter of 2001 compared to 2000 due primarily to a decrease in expenses in the paperboard segment and lower information technology costs. The decrease in the paperboard segment is the result of the Chesapeake, Camden and Chicago mill closures.

Our Sprague boxboard mill, located in Versailles, Connecticut, which we purchased from International Paper Company in April 1999, has continued to have a significant impact on our earnings in 2000 and 2001. Sprague incurred operating losses of $17.2 million in 2000 and $5.1 million in the first quarter of 2001. The losses were attributable to a combination of unfavorable fixed price contracts, low capacity utilization and higher fiber costs that we were unable to pass through to our customers. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. Based on improvements we made during the last year and a half, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague's financial performance to improve with increases in sale volume. Although we expect losses at Sprague to decline, in light of current difficult industry conditions, we do not expect Sprague to become profitable for the balance of 2001.

Other Income (Expense). Interest expense increased 18.3% to $9.2 million for the first quarter of 2001 from $7.8 million in 2000. This increase was primarily due to higher average borrowings under our former senior credit facility combined with higher interest rates under our former senior credit facility. See "Liquidity and Capital Resources."

Equity in loss from unconsolidated affiliates for the first quarter of 2001 was $1.6 million, down $4.5 million from equity income of $2.9 million in the first quarter of 2000. This decrease was primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, and losses at Premier Boxboard Limited LLC, our containerboard mill joint venture which began operations in the third quarter of 2000. The lower operating results for Standard Gypsum, L.P., was the result of excess production capacity in that market which has lowered sales prices significantly since the first quarter of 2000. Both of these joint ventures are with Temple-Inland.

Net Income. As discussed above, our results for the first quarter of 2001 included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.0 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for the first quarter of 2001 was an extraordinary loss of $4.3 million related

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Excluding the extraordinary loss and restructuring charges, net loss for the first quarter of 2001 was $3.7 million, or $0.13 net loss per common share compared to net income before restructuring costs of $6.5 million, or $0.25 net income per common share for the same period last year. Including the extraordinary loss and restructuring charges, net loss was $10.8 million in the first quarter of 2001 compared with net income of $2.1 million last year. Including the extraordinary loss and restructuring charges, diluted net loss per common share was $0.39 in the first quarter of 2001 compared to diluted net income per common share of $0.08 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 and 2000, and December 31, 2000, total debt consisted of the following (in thousands):

                                                                   MARCH 31,
                                                              -------------------   DECEMBER 31,
                                                                2001       2000         2000
                                                              --------   --------   ------------
Senior credit facility......................................  $      0   $130,000     $194,000
9 7/8% senior subordinated notes............................   274,128          0            0
7 1/4% senior notes.........................................    25,243          0            0
7 3/8% senior notes.........................................   198,817    198,667      198,791
7.74% senior notes..........................................         0     82,750       66,200
Other notes payable.........................................     8,306      4,919        9,081
                                                              --------   --------     --------
                                                              $506,494   $416,336     $468,072
                                                              ========   ========     ========

On March 29, 2001, we completed a series of financing transactions pursuant to which we (i) issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011, (ii) used the proceeds from these notes to repay in full our former senior credit facility and 7.74% senior notes, and (iii) obtained a new $75.0 million senior credit facility. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. Aggregate proceeds from the sale of these notes, net of issuance costs, was approximately $291.2 million. In connection with the repayment of the 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. The difference between issue price and principal amount at maturity of our 7 1/4% senior and 9 7/8% senior subordinated notes will be accreted each year as interest expense in our financial statements. These newly issued notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly owned.

Our new credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of March 31, 2001, versus $130.0 million and $194.0 million outstanding on our former senior credit facility on March 31, 2000 and December 31, 2000, respectively; however, an aggregate of $9.5 million in letter of credit obligations outstanding under our former credit facility have been transferred to the new credit facility. We intend to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly owned domestic subsidiaries.

Borrowings under the new facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the new facility as the ratio of our total debt to our total capitalization).

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

The initial applicable margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Beginning on the date we deliver our financial statements for the fiscal quarter ending September 30, 2001, the initial margins will be subject to reduction based on our leverage ratio. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is presently set at 0.5%, also subject to reduction, beginning on the date we deliver our September 30, 2001 financial statements, based on our leverage ratio.

The new facility contains covenants that restrict, among other things, our ability and our subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of our business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum interest coverage ratio.

The new facility contains events of default including, but not limited to nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgements, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our company.

In 1998, we registered with the SEC a total of $300.0 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our
7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our company and pay interest semiannually. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, our subsidiary guarantors also guaranteed our 7 3/8% senior notes.

We have severally and unconditionally guaranteed 50% of the obligations of our Premier Boxboard and Standard Gypsum joint ventures under their respective credit facilities. In addition, Premier Boxboard has issued $50.0 million in senior notes, which are guaranteed by our joint venture partner, Temple-Inland, and are secured by a substantial portion of the assets of Premier Boxboard. As of March 31, 2001, approximately $86.2 million of indebtedness under the joint venture credit agreements was outstanding, of which we have guaranteed one-half (approximately $43.1 million).

As noted above, on March 29, 2001, we repaid in full all outstanding balances under our former senior credit facility and 7.74% senior notes. Our former senior credit facility was a $400.0 million, five-year senior credit facility with a scheduled maturity date in July 2002. Interest under the facility was computed using our choice of: (a) the adjusted Eurodollar rate (as defined under the facility) plus a margin; or (b) the higher of (i) the federal funds rate plus one-half of 1% or (ii) the prime lending rate most recently announced by the administrative agent under the facility. At December 31, 2000 and March 29, 2001, the date we repaid and terminated our former senior credit facility, the interest margin above the adjusted Eurodollar rate was computed on the basis of our leverage ratio. For the three months ended March 31, 2001 and 2000 and for the year ended December 31, 2000, the weighted average borrowings outstanding under our former senior credit facility during such periods bore interest at 6.95%, 6.45% and 7.18%, respectively.

Our 7.74% senior notes, which we originally issued on October 1, 1992 to an insurance company in an aggregate principal amount of $82.75 million, bore interest at a rate of 7.74% per annum, payable semiannually in April and October of each year. In connection with the repayment of our 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million.

Cash generated from operations was $5.4 million for the three months ended March 31, 2001, compared with $26.4 million for the same period last year. The decrease in the first three months of 2001 compared to the same period last year was due primarily to lower net income, a decrease in distributions from unconsolidated affiliates, and unfavorable changes in working capital.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

Capital expenditures were $11.8 million in the first three months of 2001 versus $17.2 million for the same period last year. Aggregate capital expenditures of approximately $30.0 million are anticipated for 2001 compared with $58.3 million in 2000. To conserve cash, we intend to limit capital expenditures in 2001 to cost reduction and productivity improvement projects.

We paid cash dividends of $4.7 million in the first three months of 2001 versus $4.6 million in the same period last year. In February 2001, we reduced our first quarter dividend from $0.18 to $0.09 per issued and outstanding common share. We made the decision to reduce the quarterly dividend to preserve our financial flexibility in light of difficult industry conditions. Although our former debt agreements contained no specific limitations on the payment of dividends, our new debt agreements contain certain limitations on the payment of future dividends. We expect to continue dividend payments at the reduced rate we declared in the first quarter of 2001, subject to compliance with the financial covenants in our new debt agreements.

We did not purchase any shares of our common stock during the first three months of 2001 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. Our newly issued 9 7/8% senior subordinated notes and our new credit facility will limit our future ability to repurchase our common stock.

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

GEORGIA-PACIFIC LITIGATION

On May 9, 2001, we and Georgia-Pacific Corporation jointly announced that a tentative settlement has been reached regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in previous quarterly reports on Form 10-Q. We and G-P Gypsum Corporation, a wholly owned subsidiary of Georgia-Pacific, have entered into a new ten-year agreement under which we will supply amounts between a minimum of 1.89 billion and a maximum
3.78 billion square feet (between 50,000 and 100,000 tons) of gypsum facing paper per year as G-P Gypsum may order for use in its new ToughRock wallboard. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period of a duration to be determined in good faith by G-P Gypsum, but not to exceed 90 days. During this period, we will supply G-P Gypsum, as it requests, with such facing paper to enable it to evaluate the paper's compliance with its specifications for quality and end-use suitability. Upon G-P Gypsum's satisfaction with the paper, it will notify us that the transition period has ended, and the term of the new agreement, including the annual quantity requirements described above, will commence. Upon commencement of the new agreement, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party. Although we believe that we will be able to satisfy G-P Gypsum's product requirements and that the new agreement will be implemented, we can give no assurance that the conditions to the new agreement will be satisfied (or that G-P Gypsum will determine or agree that the conditions have been satisfied), or that the new agreement will be implemented and the pending litigation will be dismissed. Even if the new agreement is implemented, it could be at least 45 days following implementation before we are supplying tonnage equal to at least 50% of the 7,000 tons per month levels purchased by Georgia-Pacific during the first half of 2000 before the dispute arose. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until the new supply agreement is implemented, and

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

until the new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "believe," "anticipate," "estimate," "expect," "intend," "should," "would," "could," or "may" and similar expressions may identify forward-looking statements. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. For a discussion of some of the key factors that may have a direct bearing on our actual financial results, performance or condition, please read carefully the information under "Risk Factors" in this Report, as well as the discussion of other factors included elsewhere in this Report and our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements we make.

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

OUR OPERATING MARGINS MAY BE ADVERSELY AFFECTED BY RISING ENERGY COSTS.

Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and into 2001 due primarily to increases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We have not been able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

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

Demand for our products in our four principal end use markets is primarily driven by the following factors:

     - Tube, core and composite container -- industrial production, construction spending and consumer nondurable consumption

     - Folding cartons -- consumer nondurable consumption and industrial production

     - Gypsum wallboard facing paper -- single and multifamily construction, repair and remodeling construction and commercial construction

     - Other specialty products -- consumer nondurable consumption and consumer durable consumption.

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

THE LINGERING EFFECTS OF OUR TENTATIVELY SETTLED DISPUTE WITH GEORGIA-PACIFIC MAY CONTINUE TO MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

As previously reported, we have been in litigation with Georgia-Pacific Corporation over Georgia-Pacific's refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. As a result of the dispute, by the end of the third quarter of 2000, Georgia-Pacific's purchases fell by more than 80% from an average of 7,000 tons per month during the first half of 2000, and fell to approximately 300 tons per month in the fourth quarter of 2000. As a result of this loss in volume, we have closed our Camden, New Jersey paperboard mill and lost volume amounting to approximately 40% of the capacity of our Buffalo, New York paperboard mill. As we recently announced, however, we have reached a tentative settlement pursuant to which we have entered into a new supply agreement with G-P Gypsum, a subsidiary of Georgia-Pacific, that will become effective upon the completion of a transition period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Georgia-Pacific Litigation." We can give no assurance, however, that the conditions to the new agreement will be satisfied (or that G-P Gypsum will determine or agree that the conditions have been satisfied), or that the new agreement will be implemented and the pending litigation will be dismissed. Even if the new agreement is implemented, it could be at least 45 days before we are supplying tonnage equal to at least 50% of the 7,000 tons per month levels purchased by Georgia-Pacific during the first half of 2000 before the dispute arose. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until the new supply agreement is implemented, and until the new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

OUR BUSINESS MAY SUFFER FROM RISKS ASSOCIATED WITH GROWTH AND ACQUISITIONS.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry, we anticipate that the pace of our acquisition activity will slow significantly as we focus on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization and higher recovered fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $17.2 million in 2000 and $5.1 million in the first quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect. Acquisitions also involve specific risks. Some of these risks include:

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 2.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR INDEBTEDNESS.

We have a substantial amount of outstanding indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the unaudited financial statements included in this Report. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART I, ITEM 3.

                           CARAUSTAR INDUSTRIES, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no significant developments with respect to our exposure to interest rate market risk.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART II, ITEM 1.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 9, 2001, we and Georgia-Pacific Corporation jointly announced that a tentative settlement has been reached regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in previous quarterly reports on Form 10-Q. We and G-P Gypsum Corporation, a wholly owned subsidiary of Georgia-Pacific, have entered into a new ten-year agreement under which we will supply amounts between a minimum of 1.89 billion and a maximum
3.78 billion square feet (between 50,000 and 100,000 tons) of gypsum facing paper per year as G-P Gypsum may order for use in its new ToughRock wallboard. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period of a duration to be determined in good faith by G-P Gypsum, but not to exceed 90 days. During this period, we will supply G-P Gypsum, as it requests, with such facing paper to enable it to evaluate the paper's compliance with its specifications for quality and end-use suitability. Upon G-P Gypsum's satisfaction with the paper, it will notify us that the transition period has ended, and the term of the new agreement, including the annual quantity requirements described above, will commence. Upon commencement of the new agreement, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party. Although we believe that we will be able to satisfy G-P Gypsum's product requirements and that the new agreement will be implemented, we can give no assurance that the conditions to the new agreement will be satisfied (or that G-P Gypsum will determine or agree that the conditions have been satisfied), or that the new agreement will be implemented and the pending litigation will be dismissed. Even if the new agreement is implemented, it could be at least 45 days following implementation before we are supplying tonnage equal to at least 50% of the 7,000 tons per month levels purchased by Georgia-Pacific during the first half of 2000 before the dispute arose. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until the new supply agreement is implemented, and until the new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

ITEM 2.  CHANGES IN SECURITIES

As previously reported, on March 29, 2001, we sold $29.0 million aggregate principal amount of 7 1/4% senior notes due 2010 and $285.0 million aggregate principal amount of 9 7/8% senior subordinated notes due 2011 to Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation, as purchasers. Aggregate discounts and commissions to the purchasers were approximately $7.1 million. These notes were sold to the purchasers in a transaction not involving a public offering in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act and Regulation D thereunder. These notes were jointly and severally guaranteed by all of our domestic subsidiaries other than one that is not wholly owned. In connection with the issuance of these notes, we and our subsidiary guarantors also entered into a supplemental indenture with respect to our 7 3/8% senior notes due 2009 pursuant to which these subsidiary guarantors jointly and severally guaranteed our 7 3/8% senior notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders' meeting was held on May 10, 2001. The matters voted upon at the meeting were (1) a proposal to elect three Class II directors (Robert J. Clannin, James H. Hance, Jr., and James E. Rogers) (2) a proposal to ratify the amendment to our 1998 Key Employee Incentive

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
PART II, ITEM 4.

Compensation Plan as described in our Proxy Statement and (3) a proposal to ratify the selection of Arthur Andersen LLP as our independent public accountants for fiscal 2001. Proposals (1), (2) and (3) were approved by the following margins:

                                                      VOTES AGAINST OR                  BROKER
PROPOSAL                                 VOTES FOR        WITHHELD       ABSTENTIONS   NONVOTES
--------                                 ----------   ----------------   -----------   ---------
Election of Directors
  Robert J. Clannin....................  19,700,306      1,422,685               0             0
  James H. Hance, Jr. .................  19,700,736      1,422,255               0             0
  James E. Rogers......................  19,702,026      1,420,965               0             0
Ratification of Amendment to 1998 Key
  Employee Incentive Compensation
  Plan.................................  14,754,516      4,484,213         129,512     1,754,750
Ratification of Selection of
  Independent Public Accountants.......  20,661,969        456,066           4,956             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

We filed five current reports on Form 8-K during the quarter ended March 31, 2001. The first report, filed on March 14, 2001, incorporated certain disclosures and supplemental information regarding us and our unaudited financial statements for the year ended December 31, 2000.

The second report, also filed on March 14, 2001, incorporated by reference the contents of our press release announcing that we were seeking to raise approximately $300.0 million through an institutional private placement of senior subordinated notes.

The third report, filed on March 23, 2001, incorporated the contents of our press release announcing that we had agreed to sell $29.0 million of our 7 1/4% senior notes due 2010 and $285.0 million of our 9 7/8% senior subordinated notes due 2011 through institutional private placements.

The fourth report, filed on March 26, 2001, incorporated certain disclosures and supplemental information regarding us and our audited financial statements for the three years ended December 31, 2000.

The fifth report, filed on March 29, 2001, incorporated by reference the contents of our press release announcing that we had sold $29.0 million of our 7 1/4% senior notes due 2010 and $285.0 million of our 9 7/8% senior subordinated notes due 2011 through institutional private placements.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARAUSTAR INDUSTRIES, INC.

                                          By:    /s/ H. LEE THRASH, III
                                            ------------------------------------
                                                     H. Lee Thrash, III
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)
Dated: May 14, 2001

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                 EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
 3.01     Amended and Restated Articles of Incorporation of the
          Company (Incorporated by reference -- Exhibit 3.01 to Annual
          Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02     Second Amended and Restated Bylaws of the Company
          (Incorporated by reference -- Exhibit 3.02 to Registration
          Statement on Form S-4 [SEC File No. 333-29937])
 4.01     Specimen Common Stock Certificate (Incorporated by
          reference -- Exhibit 4.01 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
 4.02     Articles 3 and 4 of the Company's Amended and Restated
          Articles of Incorporation (included in Exhibit 3.01)
 4.03     Article II of the Company's Second Amended and Restated
          Bylaws (included in Exhibit 3.02)
 4.04     Amended and Restated Rights Agreement, dated as of May 24,
          1999, between Caraustar Industries, Inc. and The Bank of New
          York as Rights Agent (Incorporated by reference -- Exhibit
          10.1 to current report on Form 8-K dated June 1, 1999 [SEC
          File No. 020646])
 4.05     Indenture, dated as of June 1, 1999, between Caraustar
          Industries, Inc. and The Bank of New York, as Trustee,
          regarding the Company's 7 3/8% Notes due 2009 (Incorporated by reference -- Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
 4.06     First Supplemental Indenture, dated as of June 1, 1999,
          between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference -- Exhibit 4.06 to
          report on Form 10-Q for the quarter ended June 30, 1999 [SEC
          File No. 0-20646])
 4.07     Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company's 7 3/8%
          Notes due 2009 (Incorporated by reference -- Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000
          [SEC File No. 0-20646])
10.01     Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee,
          regarding the Company's 7 1/4% Senior Notes due 2010
          (Incorporated by reference -- Exhibit 10.01 to report on
          Form 10-K for the year ended December 31, 2000 [SEC File No.
          0-20646])
10.02     Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee,
          regarding the Company's 9 7/8% Senior Subordinated Notes due
          2011 (Incorporated by reference -- Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File
          No. 0-20646])
10.03     Credit Agreement, dated as of March 29, 2001, among the
          Company, certain subsidiaries of the Company, various
          lenders, Bank of America, N.A., as Administrative Agent,
          Banc of America Securities LLC and Deutsche Banc Alex. Brown
          Inc. as Joint Lead Arrangers and Joint Book Managers and
          Credit Suisse, First Boston and Credit Lyonnais New York
          Branch as Co-Documentation Agents (Incorporated by
          reference -- Exhibit 10.03 to report on Form 10-K for the
          year ended December 31, 2000 [SEC File No. 0-20646])
10.04     Purchase Agreement, dated as of March 22, 2001, between the
          Company and Credit Suisse First Boston Corporation, Banc of
          America Securities LLC, Deutsche Banc Alex. Brown Inc. and
          SunTrust Equitable Securities Corporation (Incorporated by
          reference -- Exhibit 10.04 to report on Form 10-K for the
          year ended December 31, 2000 [SEC File No. 0-20646])

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
10.05     Registration Rights Agreement, dated as of March 22, 2001, between the Company, certain subsidiaries of the Company and
          Credit Suisse First Boston Corporation, Banc of America
          Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust
          Equitable Securities Corporation (Incorporated by
          reference -- Exhibit 10.05 to report on Form 10-K for the
          year ended December 31, 2000 [SEC File No. 0-20646])
10.06     Employment Agreement, dated December 31, 1990, between the
          Company and Thomas V. Brown (Incorporated by
          reference -- Exhibit 10.06 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.07     Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.08     1987 Executive Stock Option Plan (Incorporated by
          reference -- Exhibit 10.09 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.09     1993 Key Employees' Share Ownership Plan (Incorporated by
          reference -- Exhibit 10.10 to Registration Statement on Form
          S-1 [SEC File No. 33-50582])
10.10     Incentive Bonus Plan of the Company (Incorporated by
          reference -- Exhibit 10.10 to Annual Report for 1993 on Form
          10-K [SEC File No. 0-20646])
10.11     1996 Director Equity Plan of the Company (Incorporated by
          reference -- Exhibit 10.12 to report on Form 10-Q for the
          quarter ended March 31, 1996 [SEC File No. 0-20646])
10.12     Amendment No. 1 to the Company's 1996 Director Equity Plan,
          dated July 16, 1998 (Incorporated by reference -- Exhibit
          10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
          File No. 0-20646])
10.13+    Second Amended and Restated 1998 Key Employee Incentive
          Compensation Plan
10.14     Asset Purchase Agreement between Caraustar Industries, Inc.,
          Sprague Paperboard, Inc. and International Paper Company,
          dated as of March 4, 1999 (Incorporated by reference --
          Exhibit 10.17 to report on Form 10-Q for the quarter ended
          March 31, 1999 [SEC File No. 0-20646])
10.15     Paperboard Agreement, dated as of April 10, 1996 between the
          Company and Georgia-Pacific Corporation. (Incorporated by
          reference -- Exhibit 10.06 to report on Form 10-Q for the
          quarter ended September 30, 2000 [SEC File No. 0-20646])
11.01+    Computation of Earnings Per Share

---------------

+ Filed herewith