Form 10-Q
period 2001-06-30
CARAUSTAR INDUSTRIES INC
filed 2001-08-13
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes  ☒                     No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 7, 2001.

Common Stock, $.10 par value	27,856,291

(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

CARAUSTAR INDUSTRIES, INC.

		Page

PART I —	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2001 and June 30, 2000	4

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and June 30, 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-month and six-month periods ended June 30, 2001 and June 30, 2000	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		31

Exhibit Index		32

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2001	2000*

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$25,177	$8,900

Receivables, net of allowances	106,019	93,145

Inventories	106,298	111,560

Refundable income taxes	3,825	3,913

Other current assets	12,692	9,438

Total current assets	254,011	226,956

PROPERTY, PLANT AND EQUIPMENT:

Land	12,648	12,663

Buildings and improvements	133,243	127,816

Machinery and equipment	621,686	620,418

Furniture and fixtures	12,415	12,164

	779,992	773,061

Less accumulated depreciation	(310,279)	(289,752)

Property, plant and equipment, net	469,713	483,309

GOODWILL, net	148,694	150,894

INVESTMENT IN UNCONSOLIDATED AFFILIATES	63,160	65,895

OTHER ASSETS	17,475	7,043

	$953,053	$934,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of debt	$398	$1,259

Accounts payable	57,172	63,752

Accrued liabilities	48,104	56,531

Dividends payable	836	4,702

Total current liabilities	106,510	126,244

SENIOR CREDIT FACILITY (Note 4)	0	194,000

OTHER LONG-TERM DEBT, less current maturities (Note 4)	508,447	272,813

DEFERRED INCOME TAXES	45,000	50,949

DEFERRED COMPENSATION	2,121	2,315

OTHER LIABILITIES	5,060	6,853

MINORITY INTEREST	1,078	1,115

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	0	0

Common stock, $.10 par value; 60,000,000 shares authorized, 27,851,824 and 26,204,567 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	2,785	2,620

Additional paid-in capital	179,618	160,824

Retained earnings	103,311	117,117

Accumulated other comprehensive income	(877)	(753)

	284,837	279,808

	$953,053	$934,097

*  Condensed from audited financial statements and restated to reflect the change in the inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 2 for additional information.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000*	2001	2000*

	(Unaudited)		(Unaudited)

SALES	$229,759	$268,631	$462,847	$529,481

FREIGHT	13,444	13,552	26,430	25,849

Net sales	216,315	255,079	436,417	503,632

COST OF SALES	165,615	198,253	344,022	392,639

Gross profit	50,700	56,826	92,395	110,993

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,312	36,561	73,029	75,051

RESTRUCTURING COSTS (Note 7)	0	0	7,083	6,913

Operating income	14,388	20,265	12,283	29,029

OTHER (EXPENSE) INCOME:

Interest expense	(11,556)	(7,824)	(20,766)	(15,611)

Interest income	217	83	305	257

Equity in (loss) income of unconsolidated affiliates	(1,150)	3,460	(2,735)	6,370

Other, net	(791)	(282)	(513)	(350)

	(13,280)	(4,563)	(23,709)	(9,334)

INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	1,108	15,702	(11,426)	19,695

MINORITY INTEREST	65	(58)	37	(133)

PROVISION (BENEFIT) FOR INCOME TAXES	797	6,158	(3,634)	7,915

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS	$376	$9,486	$(7,755)	$11,647

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	$0	$0	$(2,695)	$0

NET INCOME (LOSS)	$376	$9,486	$(10,450)	$11,647

BASIC

EARNINGS (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$0.01	$0.37	$(0.28)	$0.45

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$(0.10)	$0.00

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$0.37	$(0.38)	$0.45

Weighted average number of shares outstanding	27,852	25,784	27,834	25,704

DILUTED

EARNINGS (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$0.01	$0.37	$(0.28)	$0.45

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$(0.10)	$0.00

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$0.37	$(0.38)	$0.45

Diluted weighted average number of shares outstanding	27,865	25,793	27,840	25,721

*	The three and six month periods ended June 30, 2000 were restated to reflect the change in the inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 2 for additional information.

The accompanying notes are an integral part of these consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended
	June 30,

	2001	2000*

	(Unaudited)
Cash provided by (used in)

Operating activities:

Net (loss) income	$(10,450)	$11,647

Extraordinary loss from early extinguishment of debt	4,305	0

Depreciation and amortization	31,011	29,874

Restructuring costs	3,987	5,696

Other noncash adjustments	(5,867)	6,216

Equity in income of unconsolidated affiliates, net of distributions	2,735	(2,370)

Changes in current assets and liabilities	(9,430)	(25,982)

Net cash provided by operating activities	16,291	25,081

Investing activities:

Purchases of property, plant and equipment	(17,868)	(33,449)

Acquisitions of businesses, net of cash acquired	(34)	(4,056)

Investment in unconsolidated affiliates	0	(50,809)

Other	89	2,693

Net cash used in investing activities	(17,813)	(85,621)

Financing activities:

Proceeds from senior credit facility	18,000	103,000

Repayments of senior credit facility	(212,000)	(49,000)

Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	291,200	0

Repayments of other long and short-term debt	(67,109)	(104)

7.74% senior notes prepayment penalty	(3,565)	0

Dividends paid	(7,202)	(9,194)

Proceeds from issuance of stock	0	460

Other	(1,525)	(420)

Net cash provided by financing activities	17,799	44,742

Net increase (decrease) in cash and cash equivalents	16,277	(15,798)

Cash and cash equivalents at beginning of period	8,900	18,771

Cash and cash equivalents at end of period	$25,177	$2,973

Supplemental Disclosures:

Cash payments for interest	$14,504	$14,572

Cash payments for income taxes	$1,113	$5,185

Stock issued for acquisitions	$18,799	$5,374

*	The six month period ended June 30, 2000 was restated to reflect the change in the inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 2 for additional information.

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
(UNAUDITED)

Note  1.     Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note  2.     Inventory

Prior to June 30, 2001, the Company completed a restructuring within the carton and custom packaging segment whereby certain subsidiaries were merged into an existing subsidiary in that segment. The restructuring was completed to simplify reporting and facilitate the management of segment operations. In connection with this restructuring, the Company changed, effective June 30, 2001, its inventory costing method of accounting for one of the merged subsidiaries from LIFO to FIFO in order to conform with the methodologies of the surviving subsidiary and all other Company-owned subsidiaries. The accompanying financial statements have been restated for this change. The effect of the change was to increase net assets as of June 30, 2001 and December 31, 2000 by $794,000 and $758,000, respectively, and increase net income for the three-month periods ended June 30, 2001 and June 30, 2000 by $18,000 and $19,000, respectively. The effect on net income for the six-month periods ended June 30, 2001 and June 30, 2000, was $36,000, and $38,000, respectively.

Note  3.     Comprehensive Income (Loss)

Total comprehensive income, consisting of net income plus other nonowner changes in equity, for the three months ended June 30, 2001 and 2000 was $390,000 and $9,331,000, respectively. For the six months ended June 30, 2001 and 2000 total comprehensive (loss) income was ($10,574,000) and $11,449,000, respectively.

Note  4.     Senior Credit Facility and Other Long-Term Debt

On March 29, 2001, the Company obtained a new credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of June 30, 2001, although an aggregate of $9,838,000 in letter of credit obligations were outstanding. The Company intends to use the facility for working capital, capital expenditures and other general corporate purposes. Although the new facility is unsecured, the Company’s obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly owned domestic subsidiaries.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the new facility as

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

the ratio of the Company’s total debt to its total capitalization). The initial applicable margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Beginning on the date the Company delivers its financial statements for the fiscal quarter ending September 30, 2001, the initial margins will be subject to reduction based on the Company’s leverage ratio. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is presently set at 0.5%, also subject to reduction, beginning on the date the Company delivers its September 30, 2001 financial statements, based on its leverage ratio.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of the Company’s business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum interest coverage ratio.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8% senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291,200,000 on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company’s former senior credit facility and its 7.74% senior notes. In connection with the repayment of the 7.74% senior notes, the Company incurred a prepayment penalty of approximately $3,600,000. The difference between issue price and principal amount at maturity of the Company’s newly issued 7 1/4% senior and 9 7/8% senior subordinated notes will be accreted each year as interest expense in its financial statements. These newly issued notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than one that is not wholly owned.

In May 2001, the Company entered into two interest rate swap agreements in notional amounts of $185,000,000 and $25,000,000. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185,000,000 of the Company’s fixed rate 9 7/8% senior subordinated notes and $25,000,000 of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on LIBOR plus a fixed margin.

The Company has assumed no ineffectiveness with respect to the two interest rate swap agreements, as it believes that the conditions for such an assumption are met under the guidelines of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the swap agreements of approximately $2,200,000 as of June 30, 2001 has been reflected in other long-term assets and long-term debt in the accompanying balance sheet.

Note  5.     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133.” This statement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133).” This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on the Company’s financial statements upon adoption.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. As of June 30, 2001, the Company had $148,694,000 of recorded net goodwill, which will be subject to this new standard. During fiscal year 2001, the Company expects approximately $2,800,000 of goodwill amortization expense, net of taxes. The Company expects to adopt this standard in the first quarter of fiscal year 2002. The Company is currently evaluating this new pronouncement and has not yet determined the impact on its consolidated financial statements.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net sales (external customers):

Paperboard	$73,209	$110,205	$147,761	$217,283

Tube, core and composite container	63,589	68,666	128,540	133,647

Carton and custom packaging	79,517	76,208	160,116	152,702

Total	$216,315	$255,079	$436,417	$503,632

Net sales (intersegment):

Paperboard	$27,849	$33,791	$63,492	$67,120

Tube, core and composite container	953	1,332	1,955	2,378

Carton and custom packaging	166	383	301	550

Total	$28,968	$35,506	$65,748	$70,048

Operating income:

Paperboard(A)	$13,365	$14,009	$13,153	$19,083

Tube, core and composite container	2,193	5,821	5,221	10,208

Carton and custom packaging(B)	1,619	3,484	641	6,033

Total	17,177	23,314	19,015	35,324

Corporate expense	(2,789)	(3,049)	(6,732)	(6,295)

Operating income	14,388	20,265	12,283	29,029

Interest expense	(11,556)	(7,824)	(20,766)	(15,611)

Interest income	217	83	305	257

Equity in (loss) income of unconsolidated affiliates	(1,150)	3,460	(2,735)	6,370

Other, net	(791)	(282)	(513)	(350)

Income (loss) before income taxes, minority interest and extraordinary loss	$1,108	$15,702	$(11,426)	$19,695

(A)	Results include first quarter 2000 charges to operations of $6,913,000 for restructuring costs related to the closing of the Baltimore, Maryland paperboard mill. Results include first quarter 2001 charges to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill (See Note 7). Results also include a $3,800,000 reduction in reserves in the second quarter of 2001 related to expiring unfavorable supply contracts at the Sprague paperboard mill. These are related to the paperboard segment and are reflected in the segment’s operating income.

(B)	Results include first quarter 2001 charges to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. These costs were related to the carton and custom packaging segment and are reflected in the segment’s operating income (See Note 7).

Note  7.     Restructuring Costs

In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6,913,000. The plan to close the mill was adopted in conjunction with the Company’s ongoing efforts to increase manufacturing

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

efficiency and reduce costs in its mill system. The $6,913,000 charge included a $5,696,000 noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604,000 accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613,000 accrual for other exit costs. All exit costs were paid as of December 31, 2000. As of June 30, 2001, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which is anticipated to occur prior to December 31, 2001. The Company does not expect the mill closure to have a material impact on future operations.

In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8,564,000. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company’s largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8,564,000 charge included a $7,038,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $558,000 accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968,000 accrual for other exit costs. As of June 30, 2001, one part-time employee remained to assist in the closing of the mill. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2001. This mill contributed net sales and operating income of $11,600,000 and $1,200,000, respectively, for the nine months ended September 30, 2000 and $19,100,000 and $2,101,000, respectively, for the year ended December 31, 1999.

The following is a summary of restructuring activity from plan adoption to June 30, 2001:

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

2000 provision	$7,038,000	$558,000	$968,000	$8,564,000

Noncash	7,038,000	0	0	7,038,000

Cash	0	558,000	968,000	1,526,000

2000 cash activity	0	(380,000)	(346,000)	(726,000)

Balance as of December 31, 2000	0	178,000	622,000	800,000

First quarter 2001 cash activity (unaudited)	0	(31,000)	(266,000)	(297,000)

Balance as of March 31, 2001 (unaudited)	0	147,000	356,000	503,000

Second quarter 2001 cash activity (unaudited)	0	0	(114,000)	(114,000)

Balance as of June 30, 2001 (unaudited)	$0	$147,000	$242,000	$389,000

In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. As of June 30, 2001, two employees remained to assist in the closing of the mill. The remaining other exit costs will be paid

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

by December 31, 2001. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2001.

The following is a summary of restructuring activity from plan adoption to June 30, 2001 (unaudited):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

First quarter 2001 provision	$2,237,000	$1,221,000	$989,000	$4,447,000

Noncash	2,237,000	0	0	2,237,000

Cash	0	1,221,000	989,000	2,210,000

First quarter 2001 cash activity	0	(1,172,000)	(246,000)	(1,418,000)

Balance as of March 31, 2001	0	49,000	743,000	792,000

Second quarter 2001 cash activity	0	(49,000)	(208,000)	(257,000)

Balance as of June 30, 2001	$0	$0	$535,000	$535,000

In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2,636,000. The $2,636,000 charge included a $1,750,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $464,000 accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422,000 accrual for other exit costs. As of June 30, 2001, one employee remained to assist in the closing of the plant. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001.

The following is a summary of restructuring activity from plan adoption to June 30, 2001 (unaudited):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

First quarter 2001 provision	$1,750,000	$464,000	$422,000	$2,636,000

Noncash	1,750,000	0	0	1,750,000

Cash	0	464,000	422,000	886,000

First quarter 2001 cash activity	0	(170,000)	(134,000)	(304,000)

Balance as of March 31, 2001	0	294,000	288,000	582,000

Second quarter 2001 cash activity	0	(288,000)	(120,000)	(408,000)

Balance as of June 30, 2001	$0	$6,000	$168,000	$174,000

Note  8.     Litigation

On May 9, 2001, the Company and a significant customer jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2000 and in the previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, the Company and a wholly owned subsidiary of the customer have entered into a new ten-year agreement under which the Company would supply a minimum of 50,000 tons of gypsum facing paper per year to the customer. Implementation of the new agreement, and settlement of the pending litigation over the 1996

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 1.

agreement, is subject to satisfactory completion of a transition period. The transition period initially was to expire no later than August 6, 2001. As described below, however, the parties have recently agreed to extend the outside termination date of the transition period to December 31, 2001. During the transition period, the Company is supplying the customer with such facing paper as it requests to enable it to evaluate the paper’s compliance with its specifications for quality and end-use suitability. Once the customer is satisfied with the paper, it is to notify the Company that the transition period has ended, and at that time the term of the new agreement, including the annual minimum quantity requirement described above, is to commence. If and when the new agreement commences, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party.

During the second quarter of 2001, ongoing discussions with the customer led to a mutual agreement to extend the outside expiration date of the transition period to December 31, 2001. The extension was the result of the customer’s recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with the customer’s stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period.

Although the Company believes that it will be able to satisfy the customer’s product requirements, the Company can give no assurance that the new agreement will be implemented in accordance with its terms or that the pending litigation will be dismissed. Specifically, the Company cannot predict whether the customer’s recent curtailment of gypsum wallboard manufacturing capacity will further affect whether, when or how a new agreement is implemented, including whether such curtailment will result in modifications to the ultimate volume requirements under any new contract that may be implemented. Accordingly, the Company believes that its operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from the customer unless and until a new supply agreement is implemented with significant volume requirements, and until a new supply agreement has been effective long enough to generate a substantial volume of required purchases from the customer.

The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I, ITEM 2.

CARAUSTAR INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 38% in the first six months of 2001. The remaining 62% of our paperboard production was sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper; and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $104 during 2000 and $66 during the first half of 2001.

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

Excluding labor, energy is our most significant manufacturing cost. Energy is used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 due primarily to increases in natural gas and fuel oil costs. In 2000, the average energy cost in our mill system was approximately $52 per ton. In the second quarter of 2001, energy costs were $57 per ton, compared to $46 per ton in the second quarter of 2000 and $66 per ton in the first quarter of 2001. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and the first six months of 2001. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the current difficult operating climate for our industry and our financial position, we anticipate that the pace of our acquisition activity, and accordingly, our revenue growth, will slow as we focus on conserving cash and maximizing the productivity of our existing facilities. We made no acquisitions during the first six months of 2001.

We are a holding company that operates our business through 34 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting.

Three Months Ended June 30, 2001 and 2000

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced by our unconsolidated joint venture, Premier Boxboard, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 6 to the consolidated financial statements.

	Three Months
	Ended
	June 30,
				%
	2001	2000	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	223.7	264.9	(41.2)	–15.6%

Outside purchases	32.6	29.3	3.3	11.3%

Total paperboard tonnage	256.3	294.2	(37.9)	–12.9%

Tons sold by market (in thousands):
Tube, core and composite container volume

Paperboard (internal)	48.1	53.6	(5.5)	–10.3%

Outside purchases	6.6	6.6	0.0	0.0%

Tube, core and composite container converted products	54.7	60.2	(5.5)	–9.1%

Unconverted paperboard	8.6	9.0	(0.4)	–4.4%

Tube, core and composite container volume	63.3	69.2	(5.9)	–8.5%
Folding carton volume

Paperboard (internal)	18.7	16.5	2.2	13.3%

Outside purchases	24.6	20.8	3.8	18.3%

Folding carton converted products	43.3	37.3	6.0	16.1%

Unconverted paperboard	56.0	66.8	(10.8)	–16.2%

Folding carton volume	99.3	104.1	(4.8)	–4.6%
Gypsum wallboard facing paper volume

Unconverted paperboard	39.8	56.7	(16.9)	–29.8%

Outside purchases (for resale)	0.0	0.0	0.0	0.0%

Gypsum wallboard facing paper volume	39.8	56.7	(16.9)	–29.8%

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

	Three Months
	Ended
	June 30,
				%
	2001	2000	Change	Change

Other specialty products volume

Paperboard (internal)	17.3	35.6	(18.3)	–51.4%

Outside purchases	1.4	1.9	(0.5)	–26.3%

Other specialty converted products	18.7	37.5	(18.8)	–50.1%

Unconverted paperboard	35.2	26.7	8.5	31.8%

Other specialty products volume	53.9	64.2	(10.3)	–16.0%

Total paperboard tonnage	256.3	294.2	(37.9)	–12.9%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$415	$448	$(33)	–7.4%

Average same-mill recovered fiber cost	62	125	(63)	–50.4%

Paperboard mill gross paper margin	$353	$323	$30	9.3%

Tube and core:

Average net selling price	$797	$782	$15	1.9%

Average paperboard cost	450	435	15	3.4%

Tube and core gross paper margin	$347	$347	$0	0.0%

Net Sales. Our consolidated net sales for the quarter ended June 30, 2001 decreased 15.2% to $216.3 million from $255.1 million in the same quarter of 2000. Acquisitions completed during 2000 accounted for $10.2 million of net sales during the second quarter of 2001. These acquisitions included Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding 2000 acquisitions, net sales decreased 19.2% during the second quarter of 2001. This decrease was due to lower sales and volume from the paperboard segment, partially attributable to the dispute with Georgia-Pacific (see “Georgia-Pacific Litigation” below), and lower sales from the carton and custom packaging segment. Also contributing to the decrease was lower volume from the tube, core and composite container segment.

Total paperboard tonnage for the quarter decreased 12.9% to 256.3 thousand tons from 294.2 thousand tons. Excluding 2000 acquisitions, total paperboard tonnage decreased 15.1% to 249.8 thousand tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers combined with lower internal conversion by our converting operations. The decrease in volume was primarily due to a decline in industry demand and partially attributable to the dispute with Georgia-Pacific. Excluding 2000 acquisitions, outside purchases decreased 10.7% to 26.2 thousand tons compared to prior year. Tons sold from paperboard mill production decreased 15.6% for the quarter to 223.7 thousand tons compared with 264.9 thousand tons in the second quarter of last year. Total tonnage converted decreased 13.5% in the second quarter to 116.7 thousand tons compared to 135.0 thousand tons last year, and decreased 18.9% from second quarter last year excluding 2000 acquisitions. Excluding 2000 acquisitions, volumes in the folding carton and the tube, core and composite container end-use markets decreased 10.6% and 8.8%, respectively.

Gross Margin. Gross margin for the second quarter of 2001 increased to 23.4% of net sales from 22.3% in 2000. This margin increase was due primarily to the $3.8 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill. Excluding this reduction in reserves, gross margin was 21.7% in the second quarter of 2001. The margin decrease was due to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

tube, core and composite container segments. Margins decreased in the carton and custom packaging segment due to a decrease in selling prices resulting from competitive pressures. Margins in the tube, core and composite container segment decreased as a result of higher energy costs and lower volume.

Operating Income. Operating income for the second quarter of 2001 was $14.4 million, a decrease of $5.9 million from the second quarter of 2000 operating income of $20.3 million. Operating income, excluding the Sprague reserve reduction, decreased $9.7 million, or 48.0%, from the prior year. This decline was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses decreased by $249 thousand, or 0.7%, in the second quarter of 2001 compared to 2000. This decrease was primarily due to a decrease in expenses in the paperboard segment as a result of the Camden and Chicago mill closures, partially offset by increased expenses in the tube, core and composite container segment and the carton and custom packaging segment. The increase in these segments was due to acquisitions completed in 2000.

Our Sprague boxboard mill, located in Versailles, Connecticut, which we purchased from International Paper Company in April 1999, has continued to have a significant impact on our earnings in 2000 and 2001. Sprague incurred operating losses of $17.2 million in 2000 and $5.1 million in the first quarter of 2001. Sprague incurred an operating loss of $3.0 million (excluding the $3.8 million pretax reduction in reserves noted above) in the second quarter of 2001 compared with a $4.3 million operating loss in the second quarter of 2000. The losses were attributable to a combination of unfavorable fixed price contracts, low capacity utilization and higher fiber costs that we were unable to pass through to our customers. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague’s financial performance to improve with increases in sale volume. Although we expect losses at Sprague to decline, in light of current difficult industry conditions, we do not expect Sprague to become profitable for the balance of 2001.

Other Income (Expense). Interest expense increased 47.7% to $11.6 million for the second quarter of 2001 from $7.8 million in 2000. This increase was due to higher outstanding debt balances at higher interest rates compared to prior year. See “Liquidity and Capital Resources” for additional information regarding our debt and interest expense.

Equity in loss from unconsolidated affiliates for the second quarter of 2001 was $1.2 million, down $4.6 million from equity income of $3.5 million in the second quarter of 2000. This decrease was primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, partially offset by income at Premier Boxboard Limited LLC, our containerboard mill joint venture, which began operations in the third quarter of 2000. The lower operating results for Standard Gypsum, L.P. was the result of excess production capacity in that market, which has lowered sales prices significantly since the first quarter of 2000. Both of these joint ventures are with Temple-Inland.

Net Income. As discussed above, our results for the second quarter of 2001 included the Sprague reserve reduction relating to expiring unfavorable supply contracts at the Sprague paperboard mill. The reserve reduction was $3.8 million ($2.4 million, net of tax provision, or $0.08 per common share on a diluted basis). Excluding the Sprague reserve reduction, net loss for the second quarter of 2001 was $2.0 million, or $0.07 net loss per common share compared to net income of $9.5 million, or $0.37 net income per common share for the same period last year. Including the Sprague reserve reduction, net income was $376 thousand in the second quarter of 2001, and diluted net income per common share was $0.01.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

Six Months Ended June 30, 2001 and 2000

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced by our unconsolidated joint venture, Premier Boxboard, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 6 to the consolidated financial statements.

	Six Months
	Ended
	June 30,
				%
	2001	2000	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	441.6	534.8	(93.2)	–17.4%

Outside purchases	64.4	60.9	3.5	5.7%

Total paperboard tonnage	506.0	595.7	(89.7)	–15.1%

Tons sold by market (in thousands):
Tube, core and composite container volume

Paperboard (internal)	94.7	103.2	(8.5)	–8.2%

Outside purchases	13.4	12.5	0.9	7.2%

Tube, core and composite container converted products	108.1	115.7	(7.6)	–6.6%

Unconverted paperboard	16.2	18.3	(2.1)	–11.5%

Tube, core and composite container volume	124.3	134.0	(9.7)	–7.2%
Folding carton volume

Paperboard (internal)	38.7	35.8	2.9	8.1%

Outside purchases	48.0	44.0	4.0	9.1%

Folding carton converted products	86.7	79.8	6.9	8.6%

Unconverted paperboard	110.9	141.7	(30.8)	–21.7%

Folding carton volume	197.6	221.5	(23.9)	–10.8%
Gypsum wallboard facing paper volume

Unconverted paperboard	74.9	111.5	(36.6)	–32.8%

Outside purchases (for resale)	0.0	0.5	(0.5)	–100.0%

Gypsum wallboard facing paper volume	74.9	112.0	(37.1)	–33.1%
Other specialty products volume

Paperboard (internal)	36.0	67.7	(31.7)	–46.8%

Outside purchases	3.0	3.9	(0.9)	–23.1%

Other specialty converted products	39.0	71.6	(32.6)	–45.5%

Unconverted paperboard	70.2	56.6	13.6	24.0%

Other specialty products volume	109.2	128.2	(19.0)	–14.8%

Total paperboard tonnage	506.0	595.7	(89.7)	–15.1%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$419	$444	$(25)	–5.6%

Average same-mill recovered fiber cost	66	118	(52)	–44.1%

Paperboard mill gross paper margin	$353	$326	$27	8.3%

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

	Six Months
	Ended
	June 30,
				%
	2001	2000	Change	Change

Tube and core:

Average net selling price	$796	$773	$23	3.0%

Average paperboard cost	451	428	23	5.4%

Tube and core gross paper margin	$345	$345	$0	0.0%

Net Sales. Our consolidated net sales for the six months ended June 30, 2001 decreased 13.3% to $436.4 million from $503.6 million in the same period last year. Acquisitions completed during 2000 accounted for $22.2 million of net sales during the first six months of 2001. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding 2000 acquisitions, net sales decreased 17.7% during the first six months of 2001. This decrease was due to lower sales and volume from the paperboard segment, partially attributable to the dispute with Georgia-Pacific, and lower sales from the tube, core and composite container and carton and custom packaging segment.

Total paperboard tonnage for the first six months of 2001 decreased 15.1% to 506.0 thousand tons from 595.7 thousand tons. Excluding 2000 acquisitions, total paperboard tonnage decreased 17.4% to 492.1 thousand tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers combined with lower internal conversion by our converting operations. The decrease in volume was due primarily to a decline in industry demand and partially attributable to the contract dispute with Georgia-Pacific. Excluding 2000 acquisitions, outside purchases decreased 17.1% to 50.5 thousand tons compared to prior year. Tons sold from paperboard mill production decreased 17.4% for the first six months of 2001 to 441.6 thousand tons compared with 534.8 thousand tons last year. Total tonnage converted decreased 12.5% for the first six months of 2001 to 233.8 thousand tons compared to 267.1 thousand tons last year and decreased 18.0% excluding 2000 acquisitions. Excluding 2000 acquisitions, volumes in the folding carton and the tube, core and composite container end-use markets decreased 16.8% and 7.7%, respectively.

Gross Margin. Gross margin for the first six months of 2001 decreased to 21.2% of net sales from 22.0% in 2000. This margin decrease was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. These margin decreases were partially offset by the $3.8 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill. Excluding this reduction in reserves, gross margin was 20.3% in the first six months of 2001.

Restructuring Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. In the first six months of 2001, we paid $1.2 million in severance and termination benefits and $454 thousand in other exit costs. As of June 30, 2001, two employees remained to assist in the closing of the mill. The remaining other exit costs will be paid by December 31, 2001. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2001.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $464 thousand accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan and a $422 thousand accrual for other exit costs. In the first six months of 2001, we paid $458 thousand in severance and termination benefits and $254 thousand in other exit costs. As of June 30, 2001, one employee remained to assist in the closing of the plant. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001.

Operating Income. Operating income for the first six months of 2001 was $12.3 million, a decrease of $16.7 million, from the year-earlier period. Operating income for comparable facilities, excluding restructuring costs in 2001 and 2000 and the Sprague reserve reduction, decreased $21.4 million, or 59.6%, from the prior year. This decline was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses decreased by $2.0 million, or 2.7%, in the first six months of 2001 compared to 2000 due primarily to a decrease in expenses in the paperboard segment as a result of the Chesapeake, Camden and Chicago mill closures, partially offset by higher expenses due to 2000 acquisitions in the tube, core and composite container and carton and custom packaging segments.

Other Income (Expense). Interest expense increased 33.0% to $20.8 million for the first six months of 2001 from $15.6 million in 2000. This increase was due to higher outstanding debt balances at higher interest rates compared to prior year. See “Liquidity and Capital Resources” for additional information regarding our debt and interest expense.

Equity in loss from unconsolidated affiliates for the first six months of 2001 was $2.7 million, down $9.1 million from equity income of $6.4 million in the first six months of 2000. This decrease was primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture. Our containerboard mill joint venture, Premier Boxboard Limited LLC, which began operations in the third quarter of 2000, posted a net loss of $77 thousand through the six-month period ended June 30, 2001. The lower operating results for Standard Gypsum, L.P. was the result of excess production capacity in that market, which has lowered sales prices significantly since the first quarter of 2000. Both of these joint ventures are with Temple-Inland.

Net Income. As discussed above, our results for the first six months of 2001 included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.0 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for the first six months of 2001 was an extraordinary loss of $4.3 million related to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Partially offsetting these charges was the $3.8 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill ($2.4 million, net of tax provision, or $0.08 per common share on a diluted basis). Excluding the extraordinary loss, restructuring charges and the Sprague reserve reduction, net loss for the first six months of 2001 was $5.7 million, or $0.20 net loss per common share compared to net income before restructuring costs of $16.0 million, or $0.62 per common share for the same period last year. Including the extraordinary loss, restructuring charges and the Sprague reserve reduction, net loss was $10.5 million for the first six months of 2001, or $0.38 per common share, compared with net income of $11.6 million, or $0.45 per common share last year.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

Liquidity and Capital Resources

At June 30, 2001 and 2000, and December 31, 2000, total debt consisted of the following (in thousands):

	June 30,
			December 31,
	2001	2000	2000

Senior credit facility	$0	$194,000	$194,000

9 7/8% senior subordinated notes	276,278	0	0

7 1/4 senior notes	25,311	0	0

7 3/8% senior notes	199,008	198,740	198,791

7.74% senior notes	0	82,750	66,200

Other notes payable	8,248	4,808	9,081

	$508,845	$480,298	$468,072

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

Our new credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of June 30, 2001, versus $194.0 million outstanding on our former senior credit facility on both June 30, 2000 and December 31, 2000; however, an aggregate of $9.8 million in letter of credit obligations were outstanding on June 30, 2001. We intend to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly owned domestic subsidiaries.

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

The new facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of our business. The facility

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum interest coverage ratio.

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

We have severally and unconditionally guaranteed 50% of the obligations of our Premier Boxboard and Standard Gypsum joint ventures under their respective credit facilities. In addition, Premier Boxboard has issued $50.0 million in senior notes, which are guaranteed by our joint venture partner, Temple-Inland, and are secured by a substantial portion of the assets of Premier Boxboard. As of June 30, 2001, approximately $86.2 million of indebtedness under the joint venture credit agreements was outstanding, of which we have guaranteed one-half (approximately $43.1 million).

As noted above, on March 29, 2001, we repaid in full all outstanding balances under our former senior credit facility and 7.74% senior notes. Our former senior credit facility was a $400.0 million, five-year senior credit facility with a scheduled maturity date in July 2002. Interest under the facility was computed using our choice of: (a) the adjusted Eurodollar rate (as defined under the facility) plus a margin; or (b) the higher of (i) the federal funds rate plus one-half of 1% or (ii) the prime lending rate most recently announced by the administrative agent under the facility. At December 31, 2000 and March 29, 2001, the date we repaid and terminated our former senior credit facility, the interest margin above the adjusted Eurodollar rate was computed on the basis of our leverage ratio. For the three months ended March 31, 2001, six months ended June 30, 2000 and for the year ended December 31, 2000, the weighted average borrowings outstanding under our former senior credit facility during such periods bore interest at 6.95%, 6.56% and 7.18%, respectively.

Our 7.74% senior notes, which we originally issued on October 1, 1992 to an insurance company in an aggregate principal amount of $82.75 million, bore interest at a rate of 7.74% per annum, payable semiannually in April and October of each year. In connection with the repayment of our 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million.

In May 2001, we entered into two interest rate swap agreements in notional amounts of $185.0 million and $25.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9  7/8% senior subordinated notes and $25.0 million of our fixed rate 7  3/8% senior notes into variable rate obligations. The variable rates are based on LIBOR plus a fixed margin. We expect these swap agreements to lower our interest expense; however, if LIBOR increases significantly, our interest expense could also increase significantly. For example, assuming the continuation of the variable interest rates currently in effect under the swap agreements, we expect to save approximately $4.6 million per year in interest expense. If, however, LIBOR were to increase by 100 basis points, our interest expense would increase by approximately $2.1 million annually.

Cash generated from operations was $16.3 million for the six months ended June 30, 2001, compared with $25.1 million for the same period last year. The decrease in the first six months of 2001 compared to the same period last year was due primarily to lower net income and a decrease in distributions from unconsolidated affiliates, partially offset by favorable changes in working capital.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

Capital expenditures were $17.9 million in the first six months of 2001 versus $33.4 million for the same period last year. Aggregate capital expenditures of approximately $30.0 million are anticipated for 2001 compared with $58.3 million in 2000. To conserve cash, we intend to limit capital expenditures in 2001 to cost reduction and productivity improvement projects.

We paid cash dividends of $7.2 million in the first six months of 2001 versus $9.2 million in the same period last year. In February 2001, we reduced our first quarter dividend from $0.18 to $0.09 per issued and outstanding common share. In June 2001, we reduced our second quarter dividend from $0.09 to $0.03 per issued and outstanding common share. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions. Although our former debt agreements contained no specific limitations on the payment of dividends, our new debt agreements contain certain limitations on the payment of future dividends. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends in our financial covenants.

We did not purchase any shares of our common stock during the first six months of 2001 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. Our newly issued 9 7/8% senior subordinated notes and our new credit facility will limit our future ability to repurchase our common stock.

We believe that our existing cash and cash from operations will be adequate to fund our operations, working capital needs and debt service obligations for the foreseeable future. If, however, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133.” This statement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133).” This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on the Company’s financial statements upon adoption.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. As of June 30, 2001, the Company had $148,694,000 of recorded net goodwill, which will be subject to this new standard. During fiscal year 2001, the Company expects approximately $2,800,000 of goodwill amortization expense, net of taxes. The Company expects to adopt this standard in the first quarter of fiscal year 2002. The Company is currently evaluating this new pronouncement and has not yet determined the impact on its consolidated financial statements.

Georgia-Pacific Litigation

On May 9, 2001, we and Georgia-Pacific Corporation jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, we and G-P Gypsum Corporation, a wholly owned subsidiary of Georgia-Pacific, entered into a new ten-year agreement under which we would supply a minimum of 50,000 tons of gypsum facing paper per year to G-P Gypsum. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period. The transition period initially was to expire no later than August 6, 2001. As described below, however, the parties have recently agreed to extend the outside termination date of the transition period to December 31, 2001. During the transition period, we are supplying G-P Gypsum with such facing paper as it requests to enable it to evaluate the paper’s compliance with its specifications for quality and end-use suitability. Once G-P Gypsum is satisfied with the paper, it is to notify us that the transition period has ended, and at that time the term of the new agreement, including the annual minimum quantity requirement described above, is to commence. If and when the new agreement commences, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party.

During the second quarter of 2001, ongoing discussions with G-P Gypsum led to a mutual agreement to extend the outside expiration date of the transition period to December 31, 2001. The extension was the result of Georgia-Pacific’s recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with Georgia-Pacific’s stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period.

Although we believe that we are able to satisfy G-P Gypsum’s product requirements, we can give no assurance that the new agreement will be implemented in accordance with its terms or that the pending litigation will be dismissed. Specifically, we cannot predict whether Georgia-Pacific’s recent curtailment of gypsum wallboard manufacturing capacity will further affect whether, when or how a new agreement is implemented, including whether such curtailment will result in modifications to the ultimate volume requirements under any new contract that may be implemented. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until a new supply agreement is implemented with significant volume requirements, and until a new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual financial results, performance or condition may vary materially from those anticipated, estimated or expected. For a discussion of some of the key factors that may have a direct bearing on our actual financial results, performance or condition, please read carefully the information under “Risk Factors” in this Report, as well as the discussion of other factors included elsewhere in this Report and our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements we make.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

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

Our Business and Financial Performance May Be Harmed By Future Increases In Raw Material Costs.

Our primary raw material is recycled paper, which is known in our industry as “recovered fiber.” The cost of recovered fiber has, at times, fluctuated greatly because of factors such as shortages or surpluses created by market or industry conditions. Although we have historically raised the selling prices of our products in response to raw material price increases, sometimes raw material prices have increased so quickly or to such levels that we have been unable to pass the price increases through to our customers on a timely basis, which has adversely affected our operating margins. We cannot assure you that we will be able to pass such price changes through to our customers on a timely basis and maintain our margins in the face of raw material cost fluctuations in the future.

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

Demand for our products in our four principal end use markets is primarily driven by the following factors:

•	Tube, core and composite container — industrial production, construction spending and consumer nondurable consumption

•	Folding cartons — consumer nondurable consumption and industrial production

•	Gypsum wallboard facing paper — single and multifamily construction, repair and remodeling construction and commercial construction

•	Other specialty products — consumer nondurable consumption and consumer durable consumption.

Downturns in any of these sectors will result in decreased demand for our products. In particular, our business has been adversely affected in recent periods by the general slow down in industrial demand and softness in the housing markets. These conditions are beyond our ability to control, but have had, and will continue to have, a significant impact on our sales and results of operations.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

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

As previously reported, we have been in litigation with Georgia-Pacific Corporation over Georgia-Pacific’s refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. As a result of the dispute, by the end of the third quarter of 2000, Georgia-Pacific’s purchases fell by more than 80% from an average of 7,000 tons per month during the first half of 2000, and fell to approximately 300 tons per month in the fourth quarter of 2000. As a result of this loss in volume, we have closed our Camden, New Jersey paperboard mill and lost volume amounting to approximately 40% of the capacity of our Buffalo, New York paperboard mill. In May 2001, we announced that we reached a tentative settlement pursuant to which we entered into a new supply agreement with G-P Gypsum, a subsidiary of Georgia-Pacific, subject to completion of a transition period. Ongoing discussions with G-P Gypsum recently led the parties to extend the outside expiration date of the transition period to December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Georgia-Pacific Litigation.” We can give no assurance that the conditions to the new agreement will be satisfied (or that G-P Gypsum will determine or agree that the conditions have been satisfied), or that the new agreement will be implemented in accordance with its terms and the pending litigation will be dismissed. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until a new supply agreement is implemented with significant volume requirements, and until the new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

Our Business May Suffer From Risks Associated With Growth and Acquisitions.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry, we anticipate that the pace of our acquisition activity will slow significantly as we focus on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization and higher recovered fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $17.2 million in 2000 and $5.1 million and $4.3 million in the first and second quarter of 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our acquired businesses will achieve the same levels of

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

revenue, profit or productivity as our existing locations or otherwise perform as we expect. Acquisitions also involve specific risks. Some of these risks include:

•	assumption of unanticipated liabilities and contingencies;

•	diversion of management’s attention; and

•	possible reduction of our reported earnings because of:

•	increased goodwill write-offs;

•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses.

As we grow, we can give no assurance that we will be able to:

•	use the increased production capacity of any new or improved facilities;

•	identify suitable acquisition candidates;

•	complete additional acquisitions; or

•	integrate acquired businesses into our operations.

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

Our Substantial Indebtedness Could Adversely Affect Our Cash Flow and Our Ability to Fulfill Our Obligations Under Our Indebtedness.

We have a substantial amount of outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited financial statements included in this Report. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART I, ITEM 2.

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a possible competitive disadvantage compared to our competitors that have less debt; and

•	adversely affect the value of our common stock.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In May 2001, we entered into two interest rate swap agreements in notional amounts of $185.0 million and $25.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9  7/8% senior subordinated notes and $25.0 million of our fixed rate 7  3/8% senior notes into variable rate obligations. The variable rates are based on LIBOR plus a fixed margin. We expect these swap agreements to lower our interest expense; however, if LIBOR increases significantly, our interest expense could also increase significantly. For example, assuming the continuation of the variable interest rates currently in effect under the swap agreements, we expect to save approximately $4.6 million per year in interest expense. If, however, LIBOR were to increase by 100 basis points, our interest expense would increase by approximately $2.1 million annually.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART II, ITEM 1.

PART II. OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

As previously reported, we have been in litigation with Georgia-Pacific Corporation over the terms of a long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been reported in previous quarterly reports on Form 10-Q, including the report on Form 10-Q for the quarter ended March 31, 2001, and in the annual report on Form 10-K for the year ended December 31, 2000. For a discussion of developments regarding the litigation and the previously announced tentative settlement of that litigation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Georgia-Pacific Litigation” above.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the results of matters voted upon at our annual meeting of shareholders held May 10, 2001 was previously reported in our report on Form 10-Q for the quarter ended March 31, 2001.

ITEM  5.     OTHER INFORMATION

2002 Annual Meeting Date And Deadlines For Shareholder Proposals Established

Our 2002 annual meeting of shareholders will be held on May 8, 2002. Accordingly, shareholders who intend to present proposals at next year’s annual meeting are advised that any such proposal must be received by the Secretary of our company no later than the close of business on December 11, 2001 in order to be considered for inclusion in our proxy statement and proxy appointment form relating to that meeting. Only persons who have held beneficially or of record at least $2,000 in market value, or 1% of our outstanding common shares, for at least one year on the date the proposal is submitted and who continue in such capacity through the meeting date are eligible to submit proposals to be considered for inclusion in our proxy statement. In addition, our bylaws prescribe procedures a shareholder must follow to make nominations for director candidates or propose any other business to be considered at an annual meeting. Shareholder nominations for director will be considered at the 2002 annual meeting or any other meeting at which an election is to be held if the shareholder delivers to the Secretary of our company, not later than the close of business on the fifth business day following the date on which notice is first given to shareholders of the meeting at which such election is to be held, a notice setting forth the information specified in Section 3 of Article III of our bylaws. Other shareholder proposals will be considered at the 2002 annual meeting if the shareholder delivers to the Secretary of our company at our principal executive office, no earlier than February 7, 2002 nor later than March 11, 2002, a written notice setting forth the information specified in Section 15 of Article II of our bylaws. Any shareholder desiring a copy of our bylaws will be furnished one without charge upon written request to the Secretary of our company at 3100 Joe Jerkins Boulevard, Austell, Georgia, 30106. This disclosure updates and supplements the previous disclosure set forth under the caption “Proposals for 2002 Annual Meeting of Shareholders” in our proxy statement dated April 9, 2001 relating to our 2001 annual meeting of shareholders.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)  Reports on Form 8-K

We filed two current reports on Form 8-K during the quarter ended June 30, 2001. The first report, filed on April 12, 2001, incorporated certain disclosures and supplemental information regarding our expected operating results for the first quarter of 2001.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
PART II, ITEM 6.

The second report, filed on May 9, 2001, incorporated by reference the contents of our press release disclosing the tentative settlement of our litigation with Georgia-Pacific Corporation.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ H. LEE THRASH, III

H. Lee Thrash, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 13, 2001

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

EXHIBIT INDEX

Exhibit
No.	Description

3.01	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	Second Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Registration Statement on Form S-4 [SEC File No. 333-29937])
4.01	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	Article II of the Company’s Second Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference — Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])
4.05	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.07	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.01	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.02	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.03	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.04	Purchase Agreement, dated as of March 22, 2001, between the Company and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation (Incorporated by reference — Exhibit 10.04 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

Exhibit
No.	Description

10.05	Registration Rights Agreement, dated as of March 22, 2001, between the Company, certain subsidiaries of the Company and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.06	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.07	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.08	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.09	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.10	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10.11	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.12	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.13	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.14	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
10.15	Paperboard Agreement, dated as of April 10, 1996 between the Company and Georgia-Pacific Corporation. (Incorporated by reference — Exhibit 10.06 to report on Form 10-Q for the quarter ended September 30, 2000 [SEC File No. 0-20646])
11.01†	Computation of Earnings Per Share
18.01†	Accountants’ preferability letter regarding the change in inventory costing method from LIFO to FIFO at one of the Company’s subsidiaries.

† Filed herewith