Form 10-Q
period 2001-09-30
CARAUSTAR INDUSTRIES INC
filed 2001-11-14
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

Yes      ☒                     No      ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 9, 2001.

Common Stock, $.10 par value	27,856,527

(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

CARAUSTAR INDUSTRIES, INC.

		Page

PART I —	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000	4
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and September 30, 2000	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31
Exhibit Index		32

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2001	2000*

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,245	$8,900
Receivables, net of allowances	112,922	93,145
Inventories	103,343	111,560
Refundable income taxes	1,553	3,913
Other current assets	14,719	9,438

Total current assets	282,782	226,956

PROPERTY, PLANT AND EQUIPMENT:
Land	12,620	12,663
Buildings and improvements	133,487	127,816
Machinery and equipment	624,413	620,418
Furniture and fixtures	14,016	12,164

	784,536	773,061
Less accumulated depreciation	(324,114)	(289,752)

Property, plant and equipment, net	460,422	483,309

GOODWILL, net	147,594	150,894

INVESTMENT IN UNCONSOLIDATED AFFILIATES	64,096	65,895

OTHER ASSETS	28,751	7,043

	$983,645	$934,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$398	$1,259
Accounts payable	58,618	63,752
Accrued liabilities	55,299	56,531
Dividends payable	833	4,702

Total current liabilities	115,148	126,244

SENIOR CREDIT FACILITY (Note 4)	0	194,000

OTHER LONG-TERM DEBT, less current maturities (Note 4)	520,243	272,813

DEFERRED INCOME TAXES	54,361	50,949

DEFERRED COMPENSATION	1,875	2,315

OTHER LIABILITIES	5,912	6,853

MINORITY INTEREST	958	1,115

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	0	0
Common stock, $.10 par value; 60,000,000 shares authorized, 27,856,181 and 26,204,567 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	2,786	2,620
Additional paid-in capital	179,723	160,824
Retained earnings	103,430	117,117
Accumulated other comprehensive income	(791)	(753)

	285,148	279,808

	$983,645	$934,097

*	Condensed from audited financial statements and restated to reflect the change in the inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 2 for additional information.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2001	2000*	2001	2000*

	(Unaudited)		(Unaudited)
SALES	$234,851	$249,592	$697,698	$779,073
FREIGHT	13,869	12,861	40,299	38,710

Net sales	220,982	236,731	657,399	740,363
COST OF SALES	172,807	188,879	516,829	581,518

Gross profit	48,175	47,852	140,570	158,845
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	36,832	34,459	109,861	109,510
RESTRUCTURING COSTS (Note 7)	0	8,564	7,083	15,477

Operating income	11,343	4,829	23,626	33,858
OTHER (EXPENSE) INCOME:
Interest expense	(10,393)	(9,063)	(31,159)	(24,674)
Interest income	319	59	624	316
Equity in income (loss) of unconsolidated affiliates	936	816	(1,799)	7,186
Other, net	(98)	(259)	(611)	(609)

	(9,236)	(8,447)	(32,945)	(17,781)

INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	2,107	(3,618)	(9,319)	16,077
MINORITY INTEREST	120	(28)	157	(161)
PROVISION (BENEFIT) FOR INCOME TAXES	1,272	(1,104)	(2,362)	6,811

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS	$955	$(2,542)	$(6,800)	$9,105

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	$0	$0	$(2,695)	$0

NET INCOME (LOSS)	$955	$(2,542)	$(9,495)	$9,105

BASIC
EARNINGS (LOSS) PER COMMON SHARE BEFORE
EXTRAORDINARY LOSS	0.03	(0.10)	(0.24)	0.35

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$(0.10)	$0.00

NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.10)	$(0.34)	$0.35

Weighted average number of shares outstanding	27,856	25,932	27,841	25,780

DILUTED
EARNINGS (LOSS) PER COMMON SHARE BEFORE
EXTRAORDINARY LOSS	$0.03	$(0.10)	$(0.24)	$0.35

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$(0.10)	$0.00

NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.10)	$(0.34)	$0.35

Diluted weighted average number of shares outstanding	27,856	25,932	27,841	25,791

*	The three and nine month periods ended September 30, 2000 were restated to reflect the change in the inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 2 for additional information.

The accompanying notes are an integral part of these consolidated statements of income.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,

	2001	2000*

	(Unaudited)
Cash provided by (used in)
Operating activities:
Net (loss) income	$(9,495)	$9,105
Extraordinary loss from early extinguishment of debt	4,305	0
Depreciation and amortization	46,986	45,170
Restructuring costs	3,987	12,588
Other noncash adjustments	3,424	8,620
Equity in income of unconsolidated affiliates, net of distributions	1,799	314
Changes in current assets and liabilities	(4,361)	(34,970)

Net cash provided by operating activities	46,645	40,827

Investing activities:
Purchases of property, plant and equipment	(22,500)	(47,110)
Acquisitions of businesses, net of cash acquired	(34)	(4,007)
Investment in unconsolidated affiliates	0	(50,809)
Other	572	3,318

Net cash used in investing activities	(21,962)	(98,608)

Financing activities:
Proceeds from senior credit facility	18,000	144,000
Repayments of senior credit facility	(212,000)	(90,000)
Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	291,200	0
Repayments of other long and short-term debt	(67,110)	(115)
7.74% senior notes prepayment penalty	(3,565)	0
Dividends paid	(8,037)	(13,831)
Proceeds from issuance of stock	0	460
Other	(1,826)	(649)

Net cash provided by financing activities	16,662	39,865

Net change in cash and cash equivalents	41,345	(17,916)
Cash and cash equivalents at beginning of period	8,900	18,771

Cash and cash equivalents at end of period	$50,245	$855

Supplemental Disclosures:
Cash payments for interest	$14,629	$17,229

Cash payments for income taxes	$1,276	$8,939

Stock issued for acquisitions	$18,799	$10,547

*	The nine month period ended September 30, 2000 was restated to reflect the change in the inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 2 for additional information.

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
(UNAUDITED)

Note 1.	Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Inventory

Prior to June 30, 2001, the Company completed a restructuring within the carton and custom packaging segment whereby certain subsidiaries were merged into an existing subsidiary in that segment. The restructuring was completed to simplify reporting and facilitate the management of segment operations. In connection with this restructuring, the Company changed, effective June 30, 2001, its inventory costing method of accounting for one of the merged subsidiaries from LIFO to FIFO in order to conform with the methodologies of the surviving subsidiary and all other Company-owned subsidiaries. The accompanying financial statements have been restated for this change. The effect of the change was to increase net assets as of June 30, 2001 and December 31, 2000 by $794,000 and $758,000, respectively, and increase net income for the three-month period ended September 30, 2000 by $19,000. The effect on net income for the nine-month periods ended September 30, 2001 and September 30, 2000, was $36,000, and $57,000, respectively.

Note 3.	Comprehensive Income (Loss)

Total comprehensive income (loss), consisting of net income (loss) plus other nonowner changes in equity, for the three months ended September 30, 2001 and 2000 was $1,041,000 and ($2,568,000), respectively. For the nine months ended September 30, 2001 and 2000 total comprehensive (loss) income was ($9,533,000) and $8,881,000, respectively.

Note 4.	Senior Credit Facility and Other Long-Term Debt

On March 29, 2001, the Company obtained a new credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of September 30, 2001, although an aggregate of $9,838,000 in letter of credit obligations were outstanding. The Company intends to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, the Company’s obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly owned domestic subsidiaries.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the facility as the ratio of the Company’s total debt to its total capitalization). Based on the Company’s leverage ratio at September 30, 2001, the current margins are 2.0% for Eurodollar rate loans and 0.75% for base

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5% based on the Company’s leverage ratio at September 30, 2001.

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

During the third quarter of 2001, the Company amended the senior credit facility agreement. The amendment allows the Company to acquire up to $30,000,000 of its senior subordinated notes so long as no default or event of default exists on the date of the transaction, or will result from the transaction.

On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8% senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291,200,000 on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company’s former senior credit facility and its 7.74% senior notes. In connection with the repayment of the 7.74% senior notes, the Company incurred a prepayment penalty of approximately $3,600,000. The difference between issue price and principal amount at maturity of the Company’s 7 1/4% senior and 9 7/8% senior subordinated notes will be accreted each year as interest expense in its financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than one that is not wholly owned.

During the second and third quarters of 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285,000,000. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185,000,000 of the Company’s fixed rate 9 7/8% senior subordinated notes and $100,000,000 of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on LIBOR plus a fixed margin.

The Company has assumed no ineffectiveness with respect to its four interest rate swap agreements, as it believes that the conditions for such an assumption are met under the guidelines of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the swap agreements of approximately $13,698,000 as of September 30, 2001 has been reflected in other long-term assets and long-term debt in the accompanying balance sheet. As described below in Note 9, the Company unwound one of its swap agreements in October 2001.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies for Purchased Enterprises”. This statement prescribes the accounting principles for business combination and requires that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This statement prescribes the accounting practices for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. As of September 30, 2001, the Company had $147,594,000 of recorded net goodwill, which will be subject to this new standard. During fiscal year 2001, the Company expects approximately $2,800,000 of goodwill amortization expense, net of taxes. The Company expects to adopt this standard effective January 1, 2002. The Company is currently evaluating this new pronouncement and has not yet determined the impact on its consolidated financial statements.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net sales (external customers):
Paperboard	$74,637	$96,714	$222,398	$313,997
Tube, core and composite container	62,689	67,583	191,229	201,230
Carton and custom packaging	83,656	72,434	243,772	225,136

Total	$220,982	$236,731	$657,399	$740,363

Net sales (intersegment):
Paperboard	$39,245	$39,716	$102,737	$106,836
Tube, core and composite container	1,046	994	3,001	3,372
Carton and custom packaging	123	243	424	793

Total	$40,414	$40,953	$106,162	$111,001

Operating income:
Paperboard(A)	$11,094	$1,320	$24,247	$20,403
Tube, core and composite container	1,653	4,576	6,874	14,784
Carton and custom packaging(B)	1,565	2,664	2,206	8,697

Total	14,312	8,560	33,327	43,884
Corporate expense	(2,969)	(3,731)	(9,701)	(10,026)

Operating income	11,343	4,829	23,626	33,858
Interest expense	(10,393)	(9,063)	(31,159)	(24,674)
Interest income	319	59	624	316
Equity in income (loss) of unconsolidated Affiliates	936	816	(1,799)	7,186
Other, net	(98)	(259)	(611)	(609)

Income (loss) before income taxes, minority interest and extraordinary loss	$2,107	$(3,618)	$(9,319)	$16,077

(A)	Results include first quarter 2000 charges to operations of $6,913,000 for restructuring costs related to the closing of the Baltimore, Maryland paperboard mill. During the third quarter of 2000, the Company also recorded a charge to operations of approximately $8,564,000 in restructuring costs related to the closing of the Camden, New Jersey paperboard mill. Results include first quarter 2001 charges to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill (See Note 7). Results also include a $3,854,000 and $1,635,000 reduction in reserves in the second and third quarters of 2001, respectively, related to expiring unfavorable supply contracts acquired with the Sprague paperboard mill. All of these items are related to the paperboard segment and are reflected in the segment’s operating income.

(B)	Results include first quarter 2001 charges to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

carton plant. These costs were related to the carton and custom packaging segment and are reflected in the segment’s operating income (See Note 7).

Note 7.	Restructuring Costs

In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6,913,000. The plan to close the mill was adopted in conjunction with the Company’s ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6,913,000 charge included a $5,696,000 noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604,000 accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613,000 accrual for other exit costs. All exit costs were paid as of December 31, 2000. As of September 30, 2001, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which is anticipated to occur prior to December 31, 2001. The Company does not expect the mill closure to have a material impact on future operations.

In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8,564,000. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company’s largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8,564,000 charge included a $7,038,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $558,000 accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968,000 accrual for other exit costs. As of September 30, 2001, one part-time employee remained to assist in the closing of the mill. The remaining severance and termination benefits and other exit costs will be paid by December 31, 2001. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2002. This mill contributed net sales and operating income of $11,600,000 and $1,200,000, respectively, for the nine months ended September 30, 2000 and $19,100,000 and $2,101,000, respectively, for the year ended December 31, 1999.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

The following is a summary of Camden Paperboard’s restructuring activity from plan adoption to September 30, 2001:

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

2000 provision	$7,038,000	$558,000	$968,000	$8,564,000
Noncash	7,038,000	0	0	7,038,000

Cash	0	558,000	968,000	1,526,000
2000 cash activity	0	(380,000)	(346,000)	(726,000)

Balance as of December 31, 2000	0	178,000	622,000	800,000
First quarter 2001 cash activity (unaudited)	0	(31,000)	(266,000)	(297,000)

Balance as of March 31, 2001 (unaudited)	0	147,000	356,000	503,000
Second quarter 2001 cash activity (unaudited)	0	0	(114,000)	(114,000)

Balance as of June 30, 2001 (unaudited)	0	147,000	242,000	389,000
Third quarter 2001 cash activity (unaudited)	0	(21,000)	(146,000)	(167,000)

Balance as of September 30, 2001 (unaudited)	$0	$126,000	$96,000	$222,000

In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. As of September 30, 2001, one employee remains to assist in the closing of the mill. The remaining other exit costs will be paid by March 31, 2002. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to March 31, 2002.

The following is a summary of Chicago Paperboard’s restructuring activity from plan adoption to September 30, 2001 (unaudited):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

First quarter 2001 provision	$2,237,000	$1,221,000	$989,000	$4,447,000
Noncash	2,237,000	0	0	2,237,000

Cash	0	1,221,000	989,000	2,210,000
First quarter 2001 cash activity	0	(1,172,000)	(246,000)	(1,418,000)

Balance as of March 31, 2001	0	49,000	743,000	792,000
Second quarter 2001 cash activity	0	(49,000)	(208,000)	(257,000)

Balance as of June 30, 2001	0	0	535,000	535,000
Third quarter 2001 cash activity	0	0	(58,000)	(58,000)

Balance as of September 30, 2001	$0	$0	$477,000	$477,000

In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2,636,000. The $2,636,000 charge included a $1,750,000 noncash asset impair-

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

ment write down of fixed assets to estimated net realizable value and a $464,000 accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422,000 accrual for other exit costs. As of September 30, 2001, one employee remained to assist in the closing of the plant. The remaining other exit costs will be paid by December 31, 2001.

The following is a summary of Salt Lake City Carton’s restructuring activity from plan adoption to September 30, 2001 (unaudited):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

First quarter 2001 provision	$1,750,000	$464,000	$422,000	$2,636,000
Noncash	1,750,000	0	0	1,750,000

Cash	0	464,000	422,000	886,000
First quarter 2001 cash activity	0	(170,000)	(134,000)	(304,000)

Balance as of March 31, 2001	0	294,000	288,000	582,000
Second quarter 2001 cash activity	0	(288,000)	(120,000)	(408,000)

Balance as of June 30, 2001	0	6,000	168,000	174,000
Third quarter 2001 cash activity	0	(6,000)	(120,000)	(126,000)

Balance as of September 30, 2001	$0	$0	$48,000	$48,000

Note  8.     Litigation

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 1.

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

Note  9.     Subsequent Events

In October 2001, the Company unwound its $185.0 million interest rate swap agreement on its 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed margin 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The Company executed these transactions in order to take advantage of the current market conditions.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 38% in the first nine months of 2001. The remaining 62% of our paperboard production was sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper; and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $104 during 2000 and $65 during the first nine months of 2001.

We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of price increases due to customary time lags in implementing our price increases. We cannot assure you that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. Excluding labor, energy is our most significant manufacturing cost. Energy is used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 due primarily to increases in natural gas and fuel oil costs. In 2000, the average energy cost in our mill system was approximately $52 per ton. Energy costs in the first nine months of 2001 averaged $60 per ton compared to $49 per ton in the same period last year. Until recently, our business had not been significantly affected by fluctuations in energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and the first nine months of 2001. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the current difficult operating climate for our industry and our current financial position, we anticipate that the pace of our acquisition activity, and accordingly, our revenue growth, will slow as we focus on conserving cash and maximizing the productivity of our existing facilities. We made no acquisitions during the first nine months of 2001.

We are a holding company that operates our business through 19 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting.

Three Months Ended September 30, 2001 and 2000

      The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 6 to the consolidated financial statements.

	Three Months
	Ended
	September 30,
				%
	2001	2000	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	231.4	242.0	(10.6)	-4.4%
Outside purchases	30.9	28.9	2.0	6.9%

Total paperboard tonnage	262.3	270.9	(8.6)	-3.2%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	47.2	52.6	(5.4)	-10.3%
Outside purchases	5.9	6.3	(0.4)	-6.3%

Tube, core and composite container converted products	53.1	58.9	(5.8)	-9.8%
Unconverted paperboard	8.5	11.1	(2.6)	-23.4%

Tube, core and composite container volume	61.6	70.0	(8.4)	-12.0%
Folding carton volume
Paperboard (internal)	23.9	15.6	8.3	53.2%
Outside purchases	23.9	20.4	3.5	17.2%

Folding carton converted products	47.8	36.0	11.8	32.8%
Unconverted paperboard	60.0	67.5	(7.5)	-11.1%

Folding carton volume	107.8	103.5	4.3	4.2%
Gypsum wallboard facing paper volume
Unconverted paperboard	42.8	44.3	(1.5)	-3.4%
Outside purchases (for resale)	0.0	0.0	0.0	0.0%

Gypsum wallboard facing paper volume	42.8	44.3	(1.5)	-3.4%
Other specialty products volume
Paperboard (internal)	16.6	22.9	(6.3)	-27.5%
Outside purchases	1.1	2.2	(1.1)	-50.0%

Other specialty converted products	17.7	25.1	(7.4)	-29.5%
Unconverted paperboard	32.4	28.0	4.4	15.7%

Other specialty products volume	50.1	53.1	(3.0)	-5.6%

Total paperboard tonnage	262.3	270.9	(8.6)	-3.2%

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

	Three Months
	Ended
	September 30,
				%
	2001	2000	Change	Change

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$411	$455	$(44)	-9.7%
Average same-mill recovered fiber cost	63	101	(38)	-37.6%

Paperboard mill gross paper margin	$348	$354	$(6)	-1.7%

Tube and core:
Average net selling price	$778	$797	$(19)	-2.4%
Average paperboard cost	446	455	(9)	-2.0%

Tube and core gross paper margin	$332	$342	$(10)	-2.9%

Net Sales. Our consolidated net sales for the quarter ended September 30, 2001 decreased 6.7% to $221.0 million from $236.7 million in the same quarter of 2000. Acquisitions completed during 2000 accounted for $11.2 million of net sales during the third quarter of 2001. These acquisitions included Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding 2000 acquisitions, net sales decreased 11.4% during the third quarter of 2001. This decrease was due to lower selling prices and volume from the paperboard segment, partially attributable to the dispute with Georgia-Pacific (see “Georgia-Pacific Litigation” below), and lower selling prices and volume from the tube, core and composite container segment, partially offset by increased volume from the carton and custom packaging segment.

Total paperboard tonnage for the quarter decreased 3.2% to 262.3 thousand tons from 270.9 thousand tons in the third quarter of 2000. Excluding 2000 acquisitions, total paperboard tonnage decreased 5.9% to 255.0 thousand tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers combined with lower internal conversion by our converting operations caused primarily by a decline in industry demand. Excluding 2000 acquisitions, outside purchases decreased 18.6% to 23.5 thousand tons compared to prior year. Tons sold from paperboard mill production decreased 4.4% for the quarter to 231.4 thousand tons compared with 242.0 thousand tons in the third quarter of last year. Total tonnage converted decreased 1.2% in the third quarter to 118.6 thousand tons compared to 120.0 thousand tons last year, and decreased 8.8% from third quarter last year excluding 2000 acquisitions. Excluding 2000 acquisitions, volumes in the tube, core and composite container and the folding carton end-use markets decreased 12.3% and 2.8%, respectively.

Gross Margin. Gross margin for the third quarter of 2001 increased to 21.8% of net sales from 20.2% in 2000. This margin increase was partially due to the $1.6 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill. Excluding this reduction in reserves, gross margin was 21.1% in the third quarter of 2001. The increase in gross margin from the third quarter of 2000 was primarily due to improved margins in the paperboard segment, partially offset by lower margins in the tube, core and composite container and carton and custom packaging segments. The improvement in the paperboard segment was the result of cost-cutting efforts related to repair and maintenance expenses, labor costs and chemical expenses. These cost-cutting efforts were partially offset by higher energy costs. The decrease in margins in the tube, core and composite container and the carton and custom packaging segments was the result of lower selling prices due to competitive price pressures and a decline in demand.

Operating Income. Operating income for the third quarter of 2001 was $11.3 million, an increase of $6.5 million from the third quarter of 2000 operating income of $4.8 million. Operating income excluding the Sprague reserve reduction and 2000 acquisitions was $9.1 million for the third quarter of 2001, a decrease of $4.3 million, or 31.9%, from operating income of $13.4 million in the prior year, excluding restructuring

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

charges. This decline was due primarily to lower margins and volume from the tube, core and composite container segment and lower margins in the carton and custom packaging segment. Selling, general and administrative expenses increased by $2.4 million, or 6.9%, in the third quarter of 2001 compared to 2000. This increase was primarily due to 2000 acquisitions.

Our Sprague boxboard mill, located in Versailles, Connecticut, which we purchased from International Paper Company in April 1999, has continued to have a significant impact on our earnings in 2000 and 2001. Sprague incurred operating losses of $17.2 million in 2000. Sprague’s third quarter 2001 operating loss was $3.4 million (excluding the $1.6 million pretax reduction in reserves noted above) compared with a $5.1 million operating loss in the third quarter of 2000. The losses were attributable to a combination of unfavorable fixed price contracts, low capacity utilization and higher fiber costs that we were unable to pass through to our customers. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague’s financial performance to improve with increases in sale volume. Although we expect losses at Sprague to decline, in light of current difficult industry conditions, we do not expect Sprague to become profitable for the balance of 2001 and the first six months of 2002.

Other Income (Expense). Interest expense increased 14.7% to $10.4 million for the third quarter of 2001 from $9.1 million in 2000. This increase was due to higher outstanding debt balances at higher interest rates, partially offset by savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates for the third quarter of 2001 was $936 thousand, an increase of $120 thousand from $816 thousand in the third quarter of 2000. This increase was primarily due to improved operating results for Premier Boxboard Limited LLC, our paper mill joint venture, which began operations in the third quarter of 2000, partially offset by lower operating income at Standard Gypsum, L.P., our gypsum wallboard joint venture. The lower operating results for Standard Gypsum, L.P. was the result of excess production capacity in that market, which has lowered sales prices significantly since the first quarter of 2000. Both of these joint ventures are with Temple-Inland.

Net Income. As discussed above, our results for the third quarter of 2001 included the Sprague reserve reduction relating to expiring unfavorable supply contracts at the Sprague paperboard mill. The reserve reduction was $1.6 million ($1.0 million, net of tax provision, or $0.03 per common share on a diluted basis). Excluding the Sprague reserve reduction, net loss for the third quarter of 2001 was $69 thousand, or $0.00 per common share on a diluted basis compared to net income before restructuring charges of $2.8 million, or $0.11 net income per common share on a diluted basis for the same period last year. Including the Sprague reserve reduction and restructuring charges, net income was $955 thousand, or $0.03 per common share on a diluted basis, in the third quarter of 2001 compared to a net loss of $2.5 million, or $0.10 loss per common share on a diluted basis, in the third quarter of 2000.

Events of September 11, 2001. The horrific terrorist attacks against the United States and their aftermath did not, during the third quarter of 2001, and are not currently expected to, have a direct material effect on our operations. However, to the extent that those events, other terrorist activities, the U.S. military response and the resulting uncertainties adversely affect the United States economy in general, sectors on which we depend in particular, and the U.S. capital markets, our results of operations, financial condition and stock price could be adversely affected.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

Nine Months Ended September 30, 2001 and 2000

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 6 to the consolidated financial statements.

	Nine Months
	Ended
	September 30,
				%
	2001	2000	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	673.0	776.9	(103.9)	-13.4%
Outside purchases	95.3	89.8	5.5	6.1%

Total paperboard tonnage	768.3	866.7	(98.4)	-11.4%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	141.9	155.8	(13.9)	-8.9%
Outside purchases	19.3	18.8	0.5	2.7%

Tube, core and composite container converted products	161.2	174.6	(13.4)	-7.7%
Unconverted paperboard	24.7	29.4	(4.7)	-16.0%

Tube, core and composite container volume	185.9	204.0	(18.1)	-8.9%
Folding carton volume
Paperboard (internal)	62.7	51.4	11.3	22.0%
Outside purchases	71.9	64.4	7.5	11.6%

Folding carton converted products	134.6	115.8	18.8	16.2%
Unconverted paperboard	170.8	209.2	(38.4)	-18.4%

Folding carton volume	305.4	325.0	(19.6)	-6.0%
Gypsum wallboard facing paper volume
Unconverted paperboard	117.7	155.9	(38.2)	-24.5%
Outside purchases (for resale)	0.0	0.5	(0.5)	-100.0%

Gypsum wallboard facing paper volume	117.7	156.4	(38.7)	-24.7%
Other specialty products volume
Paperboard (internal)	52.6	90.6	(38.0)	-41.9%
Outside purchases	4.1	6.1	(2.0)	-32.8%

Other specialty converted products	56.7	96.7	(40.0)	-41.4%
Unconverted paperboard	102.6	84.6	18.0	21.3%

Other specialty products volume	159.3	181.3	(22.0)	-12.1%

Total paperboard tonnage	768.3	866.7	(98.4)	-11.4%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$416	$448	$(32)	-7.1%
Average same-mill recovered fiber cost	65	113	(48)	-42.5%

Paperboard mill gross paper margin	$351	$335	$16	4.8%

Tube and core:
Average net selling price	$791	$781	$10	1.3%
Average paperboard cost	450	437	13	3.0%

Tube and core gross paper margin	$341	$344	$(3)	-0.9%

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

Net Sales. Our consolidated net sales for the nine months ended September 30, 2001 decreased 11.2% to $657.4 million from $740.4 million in the same period last year. Acquisitions completed during 2000 accounted for $33.3 million of net sales during the first nine months of 2001. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were all accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding 2000 acquisitions, net sales decreased 15.7% during the first nine months of 2001. This decrease was due to lower selling prices and volume from the paperboard segment, partially attributable to the dispute with Georgia-Pacific, lower volume from the tube, core and composite container segment and lower selling prices from the carton and custom packaging segment. The decline in volume from the tube, core and composite container segment was primarily attributable to the downturn in the textile industry.

Total paperboard tonnage for the first nine months of 2001 decreased 11.4% to 768.3 thousand tons from 866.7 thousand tons. Excluding 2000 acquisitions, total paperboard tonnage decreased 13.8% to 747.1 thousand tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers combined with lower internal conversion by our converting operations. The decrease in volume was due primarily to a decline in industry demand and partially attributable to the contract dispute with Georgia-Pacific. Excluding 2000 acquisitions, outside purchases decreased 17.6% to 74.0 thousand tons compared to prior year. Tons sold from paperboard mill production decreased 13.4% for the first nine months of 2001 to 673.0 thousand tons compared with 776.9 thousand tons last year. Total tonnage converted decreased 9.0% for the first nine months of 2001 to 352.5 thousand tons compared to 387.1 thousand tons last year and decreased 15.2% excluding 2000 acquisitions. Excluding 2000 acquisitions, volumes in the folding carton and the tube, core and composite container end-use markets decreased 12.3% and 9.3%, respectively.

Gross Margin. Gross margin for the first nine months of 2001 decreased to 21.4% of net sales from 21.5% in 2000. Excluding the $5.5 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill, gross margin was 20.5% in the first nine months of 2001. This margin decrease was due primarily to lower margins in the tube, core and composite container and the carton and custom packaging segments, partially offset by improved margins in the paperboard segment. The lower margins in the carton and custom packaging and the tube, core and composite container segments were the result of competitive pressures. The improved margins in the paperboard segment were the result of cost-cutting efforts to reduce repair and maintenance expenses, labor costs and chemical expenses, partially offset by higher energy costs.

Restructuring Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. In the first nine months of 2001, we paid $1.2 million in severance and termination benefits and $512 thousand in other exit costs. As of September 30, 2001, one employee remained to assist in the closing of the mill. The remaining other exit costs will be paid by March 31, 2002. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to March 31, 2002.

In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $464 thousand accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan and a $422 thousand accrual for other exit costs. In the first nine months of 2001, we paid $464 thousand in severance and termination benefits and $374

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

thousand in other exit costs. As of September 30, 2001, one employee remained to assist in the closing of the plant. The remaining other exit costs will be paid by December 31, 2001.

Operating Income. Operating income for the first nine months of 2001 was $23.6 million, a decrease of $10.2 million from the year-earlier period. Operating income excluding the Sprague reserve reduction, restructuring charges and 2000 acquisitions was $23.7 million for the first nine months of 2001, a decrease of $25.7 million, or 52.1%, from operating income of $49.3 million in the prior year, excluding restructuring charges. This decline was due primarily to lower volume, partially attributable to the dispute with Georgia-Pacific, and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses were essentially unchanged in the first nine months of 2001 compared to the same period last year, but decreased $900 thousand, or 0.8%, on a comparable facility basis.

Other Income (Expense). Interest expense increased 26.3% to $31.2 million for the first nine months of 2001 from $24.7 million in 2000. This increase was due to higher outstanding debt balances at higher interest rates, partially offset by savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in loss from unconsolidated affiliates for the first nine months of 2001 was $1.8 million, down $9.0 million from equity income of $7.2 million in the first nine months of 2000. This decrease was primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, partially offset by improved results from Premier Boxboard Limited LLC, our paper mill joint venture, which began operations in the third quarter of 2000. The lower operating results for Standard Gypsum, L.P. was the result of excess production capacity in that market, which has lowered sales prices significantly since the first quarter of 2000. Both of these joint ventures are with Temple-Inland.

Net Income. As discussed above, our results for the first nine months of 2001 included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.0 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for the first nine months of 2001 was an extraordinary loss of $4.3 million related to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Partially offsetting these charges was the $5.5 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill ($3.4 million, net of tax provision, or $0.13 per common share on a diluted basis). Excluding the extraordinary loss, restructuring charges and the Sprague reserve reduction, net loss for the first nine months of 2001 was $5.8 million, or $0.21 net loss per common share on a diluted basis compared to net income before restructuring costs of $18.8 million, or $0.73 per common share on a diluted basis for the same period last year. Including the extraordinary loss, restructuring charges and the Sprague reserve reduction, net loss was $9.5 million for the first nine months of 2001, or $0.34 per common share on a diluted basis, compared with net income of $9.1 million, or $0.35 per common share on a diluted basis last year.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

Liquidity and Capital Resources

At September 30, 2001 and 2000, and December 31, 2000, total debt consisted of the following (in thousands):

	September 30,
			December 31,
	2001	2000	2000

Senior credit facility	$0	$194,000	$194,000
9 7/8% senior subordinated notes	285,869	0	0
7 1/4% senior notes	25,378	0	0
7 3/8% senior notes	201,146	198,766	198,791
7.74% senior notes	0	82,750	66,200
Other notes payable	8,248	4,797	9,081

	$520,641	$480,313	$468,072

On March 29, 2001, we completed a series of financing transactions pursuant to which we (i) issued $29.0 million in aggregate principal amount of 7  1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9  7/8% senior subordinated notes due April 1, 2011, (ii) used the proceeds from these notes to repay in full our former senior credit facility and 7.74% senior notes, and (iii) obtained a new $75.0 million senior credit facility. The 7  1/4% senior notes and 9  7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. Aggregate proceeds from the sale of these notes, net of issuance costs, was approximately $291.2 million. In connection with the repayment of the 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. The difference between issue price and principal amount at maturity of our 7  1/4% senior and 9  7/8% senior subordinated notes will be accreted each year as interest expense in our financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly owned.

Our credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of September 30, 2001, versus $194.0 million outstanding on our former senior credit facility on both September 30, 2000 and December 31, 2000; however, an aggregate of $9.8 million in letter of credit obligations were outstanding on September 30, 2001. We intend to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly owned domestic subsidiaries.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at September 30, 2001, the current margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5% based on our leverage ratio at September 30, 2001.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
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

During the third quarter of 2001, we amended our senior credit facility agreement. The amendment allows us to acquire up to $30.0 million of our senior subordinated notes so long as no default or event of default exists on the date of the transaction or will result from the transaction.

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

We have severally and unconditionally guaranteed 50% of the obligations of our Premier Boxboard and Standard Gypsum joint ventures under their respective credit facilities. In addition, Premier Boxboard has issued $50.0 million in senior notes, which are guaranteed by our joint venture partner, Temple-Inland, and are secured by a substantial portion of the assets of Premier Boxboard. As of September 30, 2001, approximately $78.2 million of indebtedness under the joint venture credit agreements was outstanding, of which we have guaranteed one-half (approximately $39.1 million).

As noted above, on March 29, 2001, we repaid in full all outstanding balances under our former senior credit facility and 7.74% senior notes. Our former senior credit facility was a $400.0 million, five-year senior credit facility with a scheduled maturity date in July 2002. Interest under the facility was computed using our choice of: (a) the adjusted Eurodollar rate (as defined under the facility) plus a margin; or (b) the higher of (i) the federal funds rate plus one-half of 1% or (ii) the prime lending rate most recently announced by the administrative agent under the facility. At December 31, 2000 and March 29, 2001, the date we repaid and terminated our former senior credit facility, the interest margin above the adjusted Eurodollar rate was computed on the basis of our leverage ratio. For the three months ended March 31, 2001, nine months ended September 30, 2000 and for the year ended December 31, 2000, the weighted average borrowings outstanding under our former senior credit facility during such periods bore interest at 6.95%, 6.28% and 7.18%, respectively.

Our 7.74% senior notes, which we originally issued on October 1, 1992 to an insurance company in an aggregate principal amount of $82.75 million, bore interest at a rate of 7.74% per annum, payable semiannually in April and October of each year. In connection with the repayment of our 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million.

During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9  7/8% senior subordinated notes and $100.0 million of our fixed rate 7  3/8% senior notes into variable rate obligations. The variable rates are based on LIBOR plus a fixed margin. These swap agreements lowered our interest expense by approximately $1.3 million in the third quarter of 2001 and $1.8 million for the first nine months of 2001. We expect our swap agreements to continue to lower our interest expense; however, if LIBOR increases significantly, our interest expense could be adversely affected. As described below under “Subsequent Events” we unwound one of our swap agreements in October 2001.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

Cash generated from operations was $46.6 million for the nine months ended September 30, 2001 compared with $40.8 million for the same period last year. The increase in the first nine months of 2001 compared to the same period last year was due primarily to the receipt of a $10.0 million tax refund and favorable changes in working capital, partially offset by lower net income and a decrease in distributions from joint ventures.

Capital expenditures were $22.5 million in the first nine months of 2001 versus $47.1 million for the same period last year. Aggregate capital expenditures of approximately $29.0 million are anticipated for 2001 compared with $58.3 million in 2000. To conserve cash, we intend to limit capital expenditures in 2001 to cost reduction, productivity improvement and replacement projects.

We paid cash dividends of $8.0 million in the first nine months of 2001 versus $13.8 million in the same period last year. In February 2001, we reduced our first quarter dividend from $0.18 to $0.09 per issued and outstanding common share. In June 2001, we reduced our second and third quarter dividend from $0.09 to $0.03 per issued and outstanding common share. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions. Although our former debt agreements contained no specific limitations on the payment of dividends, our current debt agreements contain certain limitations on the payment of future dividends. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends in our financial covenants.

We did not purchase any shares of our common stock during the first nine months of 2001 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. Our 9  7/8% senior subordinated notes and our credit facility limit our ability to repurchase our common stock.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

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

Subsequent Events

In October 2001, we unwound our $185.0 million interest rate swap agreement on the 9  7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed margin that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of the current market conditions.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133.” This statement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133).” This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. We adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on our financial statements upon adoption.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies for Purchased Enterprises.” SFAS No. 141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This statement is effective for all business combinations after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This statement prescribes the accounting practices for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. As of September 30, 2001, we had $147.6 million of recorded net goodwill, which will be subject to this new standard. During fiscal year 2001, we expect approximately $2.8 million of goodwill amortization expense, net

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

of taxes. We expect to adopt this standard effective January 1, 2002. We are currently evaluating this new pronouncement and have not yet determined the impact on our consolidated financial statements.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
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

In addition, the September 11, 2001 terrorist attacks and the uncertainties surrounding those events have contributed to the general slowdown in U.S. economic activity. To the extent that the sectors above are adversely affected by such events and uncertainties, our business will also be adversely affected.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

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

Our Business May Suffer From Risks Associated With Growth and Acquisitions.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry, we anticipate that the pace of our acquisition activity will slow significantly as we focus on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization and higher recovered fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $17.2 million in 2000 and $3.4 million and $11.6 million in the third quarter and first nine months of 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect. Acquisitions also involve specific risks. Some of these risks include:

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

Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. Although we expect to use borrowed funds to pursue these opportunities, we must continue to comply with financial and other covenants in order to do so. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. Existing weaknesses in the U.S. capital markets have been, and may continue to be, aggravated by the September 11, 2001 terrorist attacks and their aftermath. In addition, our financial performance and the conditions of the capital markets will also affect the

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 2.

value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9  7/8% senior subordinated notes and $100.0 million of our fixed rate 7  3/8% senior notes into variable rate obligations. The variable rates are based on LIBOR plus a fixed margin. These swap agreements lowered our interest expense by approximately $1.3 million in the third quarter of 2001 and $1.8 million for the first nine months of 2001. We expect our swap agreements to continue to lower our interest expense; however, if LIBOR increases significantly, our interest expense could be adversely affected.

In October 2001, we unwound our $185.0 million interest rate swap agreement on the 9  7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed margin 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of the current market conditions.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 3.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, we have been in litigation with Georgia-Pacific Corporation over the terms of a long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been reported in previous quarterly reports on Form 10-Q, including the report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 and in the annual report on Form 10-K for the year ended December 31, 2000. For a discussion of developments regarding the litigation and the previously announced tentative settlement of that litigation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Georgia-Pacific Litigation” above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)  Reports on Form 8-K

We filed one current report on Form 8-K during the quarter ended September 30, 2001. The report, filed on July 24, 2001, incorporated by reference the contents of our press release announcing our financial results for the period ended June 30, 2001.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
PART I, ITEM 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ H. LEE THRASH, III

H. Lee Thrash, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 13, 2001

EXHIBIT INDEX

Exhibit
No.	Description

3.01	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	Second Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Registration Statement on Form S-4 [SEC File No. 333-29937])
4.01	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	Article II of the Company’s Second Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference — Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])
4.05	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.07	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.01	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.02	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.03	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.04†	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent.
10.05	Purchase Agreement, dated as of March 22, 2001, between the Company and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation (Incorporated by reference — Exhibit 10.04 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.06	Registration Rights Agreement, dated as of March 22, 2001, between the Company, certain subsidiaries of the Company and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

Exhibit
No.	Description

10.07	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.08	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.09	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.10	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.11	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10.12	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.13	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.14	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.15	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
10.16	Paperboard Agreement, dated as of April 10, 1996 between the Company and Georgia-Pacific Corporation. (Incorporated by reference — Exhibit 10.06 to report on Form 10-Q for the quarter ended September 30, 2000 [SEC File No. 0-20646])
11.01†	Computation of Earnings Per Share
18.01	Accountants’ preferability letter regarding the change in inventory costing method from LIFO to FIFO at one of the Company’s subsidiaries (Incorporated by reference — Exhibit 18.01 to report on Form 10-Q for the quarter ended June 30, 2001)

†	Filed herewith