Form 10-K
period 2001-12-31
CARAUSTAR INDUSTRIES INC
filed 2002-03-28
CIK 825692

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002, computed by reference to the closing sale price on such date, was $280,553,772. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of the same date, 27,855,488 shares of Common Stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTION

     Caraustar Industries, Inc. operates its business through 19 subsidiaries across the United States and in Mexico and the United Kingdom. As used herein, "we," "our," "us," (or similar terms), the "Company" or "Caraustar" includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words "believe," "anticipate," "estimate," "expect," "intend," "should," "would," "could," or "may" and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified under the caption "Risk Factors" in Part I, Item 1 of this Report and other factors discussed elsewhere in this Report and the Company's other filings with the Securities and Exchange Commission. These documents are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

     In 2001, approximately 38% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 62% was sold to external customers. Sales of unconverted paperboard to external customers as a percentage of total sales by end-use market were as follows (excludes sales from the 50%-owned Premier Boxboard mill):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
END-USE MARKET                                                1999      2000      2001
--------------                                                -----     -----     -----
Tube, core and composite containers.........................   1.8%      1.7%      1.6%
Folding cartons.............................................  12.1%     12.6%     11.5%
Gypsum wallboard facing paper...............................  13.8%     10.2%      7.9%
Other specialty products(1).................................  10.5%     11.0%     10.7%

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

     Each of our paperboard mills and most of our converting plants have onsite recovered fiber facilities that collect and bale recycled paperstock. In addition, we operate 8 stand-alone paperstock recycling and brokerage facilities that collect, sale and broker recovered fiber to external customers and to our own mills. Sales of paperstock to external customers accounted for 4.0%, 5.6% and 5.2% of our total sales in 2001, 2000 and 1999, respectively.

     Tube, Core and Composite Container. Our largest converting operation is the production of tubes and cores. The principal applications of these products are cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 30 tube and core converting plants obtain approximately 88% of their paperboard needs from our paperboard mills and the remaining 12% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, tube and core converting facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

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

     In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 22.1%, 21.3% and 21.8% of our total sales to external customers in 2001, 2000 and 1999, respectively.

     Our tube, core and composite container division also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has three composite container plants located in Stevens Point, Wisconsin, Saint Paris, Ohio and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 4.4%, 3.9% and 4.3% of our total sales to external customers in 2001, 2000 and 1999, respectively.

     We manufacture injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries and other specialized products. These plastic products are, to a large extent, complementary to our tube and core products. We have an 80% equity interest in a plant in Union, South Carolina that produces such plastic products. Some of this plant's customers also purchase our tubes and cores. This plant currently has six plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. We also produce injection-molded plastic parts at our facility in Georgetown, Kentucky. These parts are primarily used as components in the manufacture of our composite containers. We produce plastic cartridges at a facility located in New Smyrna Beach, Florida. Plastic product and related sales to external customers accounted for 2.1%, 2.3% and 2.5% of our total sales to external customers in 2001, 2000 and 1999, respectively.

     Carton and Custom Packaging. Our other converting operations produce folding cartons and rigid set-up boxes at 16 plants. These plants obtain approximately 48% of their paperboard needs from our paperboard mills and the remaining 52% from other manufacturers. Our boxes and cartons are used principally as containers for hosiery, hardware, candy, sports-related items, cosmetics, dry food, film and various other industrial applications, including textile and apparel applications.

     We operate eight specialty packaging facilities: four in Ohio, two in New Jersey and one each in Massachusetts and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. Additionally, we operate a digital imaging facility in Ohio and a prepress reproduction facility in Connecticut.

     Carton and custom packaging sales accounted for 35.6% of our total sales to external customers in 2001, 31.4% in 2000 and 28.2% in 1999.

     Our consolidated sales for the twelve months ended December 31, 2001 were $913.7 million. We estimate that our three business segments accounted for the following percentages of sales for the twelve months ended December 31, 2001:

- Paperboard -- 36%

- Tube, core and composite container -- 28%

- Carton and custom packaging -- 36%

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

     Product Distribution. Each of our manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 200 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

     Customers. We manufacture most of our converted products pursuant to customers' orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of major customers. However, in 2000, Georgia-Pacific, formerly our largest gypsum facing paper customer, refused to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. Our operating results and financial condition have been materially and adversely affected by the loss of contract volume from Georgia-Pacific. Other than the loss of Georgia-Pacific, we do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations.

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

      Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total tube and core market in the United States in 2001. We also compete with several regional companies and numerous small local companies in the tube and core market.

      Carton and custom packaging. The folding carton and custom packaging market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be dominant in particular geographic areas or market niches. In the markets served by our carton plants, the dominant competitors are Rock-Tenn Company, Smurfit-Stone Container Corporation and Graphic Packaging, Inc.

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

      Other specialty products. In our sales of specialty products and in sales of recycled paperboard to other manufacturers for the production of tubes, cores and composite containers, folding cartons and boxes and miscellaneous converted products (other than gypsum wallboard facing paper), we compete with a number of recycled paperboard manufacturers, including Rock-Tenn, Smurfit-Stone Container Corporation and The Newark Group, Inc. We believe that none of our competitors is dominant in any of these markets.

      Competitive position. Recovered fiber costs were lower on average in 2001 compared to 2000. Our average same-mill cost for recovered fiber per ton of recycled paperboard produced was approximately $65 during 2001, a 38% decrease from $104 per ton in 2000. Although no specific information is available about competitors' actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and paperstock facilities near major metropolitan areas that generate substantial supplies of paperstock. Many of the paperboard mills operated by our principal competitors are located away from major metropolitan areas, and we believe, based on our knowledge of freight rates, that these competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber.

     Our relatively low recovered fiber costs are also attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated paperstock baling operations that collect and bale paperstock for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled paperstock for processing directly into its pulpers. In 2001 and 2000, unbaled paperstock represented approximately 6% and 8%, respectively, of our total recovered fiber purchases. We also use other fiber recovery methods -- our small baler program and our recovery of paperstock from customers -- that result in lower recovered fiber costs.

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

     Employees. As of December 31, 2001, the 99 facilities we operate had approximately 5,715 employees, of whom 4,450 are hourly and 1,265 are salaried. Approximately 2,282 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2002-2005. We consider our relations with our employees to be excellent.

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

                                                                         PERIOD OF SERVICE AS EXECUTIVE OFFICER AND
                                                                          PRE-EXECUTIVE OFFICER EXPERIENCE (IF AN
NAME AND AGE                                       POSITION               EXECUTIVE OFFICER FOR LESS THAN 5 YEARS)
------------                                       --------              ------------------------------------------
Thomas V. Brown(61)..................  President and Chief Executive     President since 1/1991; CEO since 10/1991;
                                         Officer; Director                 Director since 4/1991
Michael J. Keough(50)................  Senior Vice President and Chief   Since 3/2002; 2000-2002, President and
                                         Operating Officer                 Chief Operating Officer and 1993-2000,
                                                                           Vice President and General Manager,
                                                                           Container Operations, of Gaylord
                                                                           Container Corporation, a manufacturer
                                                                           and distributor of corrugated
                                                                           containers.
H. Lee Thrash, III(51)...............  Vice President, Planning and      Vice President and CFO since 1986;
                                         Development; Chief Financial      Director since 1987
                                         Officer; Director
William A. Nix, III(50)..............  Vice President, Treasurer and     Since 4/2001; 1995-2000, Vice President,
                                         Controller                        Treasurer, AGCO Corporation, a worldwide
                                                                           manufacturer and distributor
                                                                           of agricultural equipment.
Jimmy A. Russell(54).................  Vice President, Industrial and    Vice President since 4/1993; CEO of Star
                                         Consumer Products Group           Paper Tube, Inc., the predecessor of the
                                                                           Industrial and Consumer Products Group,
                                                                           since 1/1993
James L. Walden(56)..................  Vice President, Custom Packaging  Since 2/1993
                                         Group
Barry A. Smedstad(55)................  Vice President, Human Resources   Since 1/1999; 1997-1998, Vice President,
                                         and Public Relations              Human Resources, Box USA, a manufacturer
                                                                           of corrugated shipping containers;
                                                                           1996-1997, Director of Human Resources,
                                                                           Northeast Region, Baxter Healthcare
                                                                           Corporation, a diversified healthcare
                                                                           products and technology manufacturer;
                                                                           1985-1996, Director, Labor & Employee
                                                                           Relations, Federal Paper Board Company,
                                                                           Inc., a paper manufacturer.

                                                                         PERIOD OF SERVICE AS EXECUTIVE OFFICER AND
                                                                          PRE-EXECUTIVE OFFICER EXPERIENCE (IF AN
NAME AND AGE                                       POSITION               EXECUTIVE OFFICER FOR LESS THAN 5 YEARS)
------------                                       --------              ------------------------------------------
John R. Foster(56)...................  Vice President, Sales and         Since 9/96; 1995-96, Chief Operating
                                         Marketing                         Officer, Pace International LP, a
                                                                           chemical company; 1991-94, President and
                                                                           General Manager, Eagle-Gypsum, Products,
                                                                           a gypsum wallboard manufacturer.

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

OUR OPERATING MARGINS MAY BE ADVERSELY AFFECTED BY RISING ENERGY COSTS.

     Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and in the first quarter 2001 before showing some improvement by the end of 2001. In 2000, the average energy cost in our mill system was approximately $52 per ton. In 2001, energy costs increased by 9.6% to $57 per ton. This was due primarily to increases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We have not been able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

     In addition, the September 11, 2001 terrorist attacks and the uncertainties surrounding those events have contributed to the general slowdown in U.S. economic activity. If those events, other terrorist activities, the U.S. military response and the resulting uncertainties continue to adversely affect the United States economy in general, the sectors above may be negatively impacted, which would cause our business to be adversely affected.

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

     As reported in our previous SEC reports on Form 10-K and 10-Q, we have been in litigation with Georgia-Pacific Corporation over Georgia-Pacific's refusal to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. As a result of the dispute, by the end of the third quarter of 2000, Georgia-Pacific's purchases fell by more than 80% from an average of 7,000 tons per month during the first half of 2000, and fell to approximately 300 tons per month in the fourth quarter of 2000. As a result of this loss in volume, we have closed our Camden, New Jersey paperboard mill. In May 2001, we announced that we reached a tentative settlement pursuant to which we entered into a new supply agreement with G-P Gypsum, a subsidiary of Georgia-Pacific, subject to completion of a transition period. Ongoing discussions with G-P Gypsum led the parties to extend the outside expiration date of the transition period initially to December 31, 2001, and the parties have since agreed to further extend the outside expiration date of the transition period to April 1, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Georgia-Pacific Litigation." We can give no assurance that the conditions to the new agreement will be satisfied (or that G-P Gypsum will determine or agree that the conditions have been satisfied), or that the new agreement will be implemented in accordance with its terms and the pending litigation will be dismissed. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until a new supply agreement is implemented with significant volume requirements, and until the new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

OUR BUSINESS MAY SUFFER FROM RISKS ASSOCIATED WITH GROWTH AND ACQUISITIONS.

     Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $17.2 million and $7.2 million in 2000 and 2001, respectively, including the reversal of reserves related to unfavorable supply contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR INDEBTEDNESS.

     We have a substantial amount of outstanding indebtedness. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplemental Data" included in Part II of this Report. In addition, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have guaranteed indebtedness of our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

OUR INTEREST EXPENSE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH OUR INTEREST RATE SWAP AGREEMENTS.

     Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2001, we entered into several interest rate swap agreements in order to take advantage of the current market conditions. These agreements converted a significant portion of our fixed rate 9 7/8% senior subordinated notes and our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements lowered our interest expense in 2001, and we expect these agreements to continue to positively impact our interest expense. If, however, LIBOR increases significantly, our interest expense could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our swap agreements.

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

ITEM 2.  PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities. Unless otherwise indicated, we own such facilities.

                                            NUMBER OF
TYPE OF FACILITY                            FACILITIES                        LOCATIONS
----------------                            ----------                        ---------
PAPERBOARD

Paperboard Mills (1)                            14      Versailles, CT; Austell, GA (Mill #1); Austell, GA
                                                          (Mill #2); Austell, GA (Sweetwater); Tama, IA;
                                                          Buffalo, NY; Charlotte, NC; Roanoke Rapids, NC;
                                                          Cincinnati, OH; Rittman, OH; Reading, PA;
                                                          Greenville, SC; Chattanooga, TN; Richmond, VA
Specialty Converting Plants                     5       Austell, GA; Charlotte, NC; Fayetteville, NC;
                                                          Mooresville, NC; Taylors, SC
Recovered Fiber Collection and Processing       8       Columbus, GA; Dalton, GA; Doraville, GA;
  Plants (2)                                              Charlotte,NC; Cleveland, OH; Rittman, OH;
                                                          Hardeeville, SC; Texarkana, TX (leased)

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants                            28      Linden, AL; McGehee, AR (leased); Phoenix, AZ
                                                          (leased); Cantonment, FL; Palatka, FL; Austell, GA;
                                                          Cedar Springs, GA; Dalton, GA; West Monroe, LA;
                                                          Mexico City, Mexico (leased); Saginaw, MI; Corinth,
                                                          MS; Kernersville, NC; Minerva, OH; Perrysburg, OH;
                                                          Lancaster, PA (leased); Rock Hill, SC; Taylors, SC;
                                                          Amarillo, TX (leased); Arlington, TX; Silsbee, TX;
                                                          Texarkana, TX; Leyland, Lancaster, United Kingdom;
                                                          Salt Lake City, UT (leased); Danville, VA;
                                                          Franklin, VA; West Point, VA; Weyers Cave, VA
Composite Container Plants                      3       Orrville, OH; Saint Paris, OH; Stevens Point, WI
Specialty Converting Plants                     4       Austell, GA; Mexico City, Mexico (65% interest);
                                                          Lancaster, PA; Arlington, TX
Plastics Plants                                 3       New Smyrna Beach, FL (leased); Georgetown, KY; Union,
                                                          SC (80% interest)
Special Services and Other Facilities           2       Kernersville, NC (leased); Saint Paris, OH

CARTON AND CUSTOM PACKAGING

Carton Plants                                   16      Birmingham, AL (leased); Denver, CO; Versailles, CT;
                                                          Thorndike, MA; Hunt Valley, MD; Archdale, NC;
                                                          Burlington, NC; Charlotte, NC; Randleman, NC;
                                                          Ashland, OH; Mentor, OH; Grand Rapids, MI; St.
                                                          Louis, MO; York, PA; Kingston Springs, TN; Chicago,
                                                          IL (leased)
Contract Packaging and Contract                 8       Thorndike, MA; Clifton, NJ; Pine Brook, NJ (leased);
  Manufacturing Plants                                    Robersonville, NC; Bucyrus, OH; Strasburg, OH
                                                          (three facilities)
Special Services                                2       Versailles, CT; Cleveland, OH

                                            NUMBER OF
TYPE OF FACILITY                            FACILITIES                        LOCATIONS
----------------                            ----------                        ---------
JOINT VENTURES

Gypsum Wallboard                                2       Cumberland, TN (50% interest); McQueeney, TX (50%
                                                          interest)
Tube and Core Plants                            2       Scarborough, ON (Canada) (49% interest); Tacoma, WA
                                                          (50% interest)
Tube and Core Specialty                         1       Tacoma, WA (50% interest)
  Converting Facility
Paperboard Mill                                 1       Newport, IN (50% interest)

---------------

(1) All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which produce clay-coated boxboard.
(2) Paperstock collection and/or processing also occurs at each of our mill sites and all of our carton plants and tube and core plants.

ITEM 3.  LEGAL PROCEEDINGS

     On May 9, 2001, we and Georgia-Pacific Corporation jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, we and G-P Gypsum Corporation, a wholly-owned subsidiary of Georgia-Pacific, entered into a new ten-year agreement under which we would supply a minimum of 50,000 tons of gypsum facing paper per year to G-P Gypsum. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period. The transition period initially was to expire no later than August 6, 2001. As described below, however, the parties have twice agreed to extend the outside termination date of the transition period, most recently to April 1, 2002. During the transition period, we are supplying G-P Gypsum with such facing paper as it requests to enable it to evaluate the paper's compliance with its specifications for quality and end-use suitability. Once G-P Gypsum is satisfied with the paper, it is to notify us that the transition period has ended, and at that time the term of the new agreement, including the annual minimum quantity requirement described above, is to commence. If and when the new agreement commences, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party.

     During the second quarter of 2001, ongoing discussions with G-P Gypsum led to a mutual agreement to extend the outside expiration date of the transition period initially to December 31, 2001. The extension was the result of Georgia-Pacific's recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with Georgia-Pacific's stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period. Continued recent discussions, however, have led the parties to agree to further extend the outside expiration date of the transition period to April 1, 2002.

     Although we believe that we are able to satisfy G-P Gypsum's product requirements, we can give no assurance that the new agreement will be implemented in accordance with its terms or that the pending litigation will be dismissed. Specifically, we cannot predict whether Georgia-Pacific's recent curtailment of gypsum wallboard manufacturing capacity will further affect whether, when or how a new agreement is implemented, including whether such curtailment will result in modifications to the ultimate volume requirements under any new contract that may be implemented. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until a new supply agreement is implemented with significant volume requirements, and until a new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

     We are involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters (other than the litigation described above with Georgia-Pacific) will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1, 1992, our common shares, $.10 par value (the "Common Shares") have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System ("NASDAQ") under the symbol CSAR. As of March 14, 2002, there were approximately 624 shareholders of record and, as of that date, we estimate that there were approximately 2,500 beneficial owners holding stock in nominee or "street" name. The table below sets forth quarterly high and low stock prices and dividends declared during the years 2001 and 2000.

2000                    HIGH     LOW     DIVIDEND
----                   ------   ------   --------
First Quarter........  $23.50   $12.25    $0.18
Second Quarter.......   19.38    12.75     0.18
Third Quarter........   17.25    10.31     0.18
Fourth Quarter.......   12.13     7.63     0.18

2001                    HIGH     LOW     DIVIDEND
----                   ------   ------   --------
First Quarter........  $13.38   $ 6.78    $0.09
Second Quarter.......   11.08     6.35     0.03
Third Quarter........   10.70     7.51     0.03
Fourth Quarter.......    9.50     6.06     0.03

     We paid dividends of $0.18 per share during each quarter of 2000. In February 2001, we announced that the first quarter dividend was reduced by one-half to $0.09 per issued and outstanding common share. In June 2001, we reduced our second, third and fourth quarter dividend from $0.09 to $0.03 per issued and outstanding common share. As described below under "Subsequent Events", we have temporarily suspended future payments of quarterly dividends, beginning in the first quarter of 2002. The decision to reduce the quarterly dividend was made to preserve our financial flexibility in light of difficult industry conditions. Although our former debt agreements contained no specific limitations on the payment of dividends, our new debt agreements, as described in Item 7 ("Liquidity and Capital Resources"), contain certain limitations on the payment of future dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,(A)
                                                ------------------------------------------------------
                                                  2001        2000        1999       1998       1997
                                                --------   ----------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF OPERATIONS
Sales.........................................  $913,686   $1,014,615   $936,928   $774,312   $696,093
Cost of sales.................................   680,172      759,521    683,772    536,890    483,164
                                                --------   ----------   --------   --------   --------
Gross profit..................................   233,514      255,094    253,156    237,422    212,929
Freight.......................................    52,806       51,184     46,839     37,454     27,955
Selling, general and administrative
  expenses....................................   146,934      145,268    125,784    105,052     88,978
Restructuring and other nonrecurring costs....     7,083       16,777         --         --         --
                                                --------   ----------   --------   --------   --------
Operating income..............................    26,691       41,865     80,533     94,916     95,996
Other (expense) income:
Interest expense..............................   (41,153)     (34,063)   (25,456)   (16,072)   (14,111)
Interest income...............................       986          412        603        334        312
Equity in (loss) income of unconsolidated
  affiliates..................................    (2,610)       6,533      9,224      4,308      1,665
Other, net....................................    (1,904)        (918)      (459)      (433)      (674)
                                                --------   ----------   --------   --------   --------
                                                 (44,681)     (28,036)   (16,088)   (11,863)   (12,808)
                                                --------   ----------   --------   --------   --------
(Loss) income before minority interest, income
  taxes and extraordinary items...............   (17,990)      13,829     64,445     83,053     83,188
Minority interest.............................       180         (169)      (356)      (730)    (1,721)
Tax (benefit) provision.......................    (5,903)       5,485     23,142     30,483     30,468
                                                --------   ----------   --------   --------   --------
(Loss) income from continuing operations
  before extraordinary items..................  $(11,907)  $    8,175   $ 40,947   $ 51,840   $ 50,999
                                                --------   ----------   --------   --------   --------
Net (loss) income.............................  $(14,602)  $    8,175   $ 40,947   $ 51,840   $ 50,999
                                                --------   ----------   --------   --------   --------
Diluted weighted average shares outstanding...    27,845       26,301     25,199     25,423     25,216
PER SHARE DATA
(Loss) income from continuing operations
  before extraordinary items..................     (0.42)        0.31       1.62       2.04       2.02
Net (loss) income.............................     (0.52)        0.31       1.62       2.04       2.02
Cash dividends declared.......................      0.18         0.72       0.72       0.66       0.58
Market price on December 31...................  $   6.93   $     9.38   $  24.00   $  28.56   $  34.25
Shares outstanding December 31................    27,854       26,205     25,488     24,681     25,331
Price/Earnings ratio..........................       N/A        30.16      14.77      14.00      16.93
TOTAL MARKET VALUE OF COMMON STOCK............  $193,028   $  245,672   $611,712   $704,889   $867,587
BALANCE SHEET DATA
Cash and cash equivalents.....................  $ 64,244   $    8,900   $ 18,771   $  2,610   $  1,391
Property, plant and equipment, net............   450,376      483,309    479,856    324,470    291,036
Depreciation and amortization.................    63,323       60,858     52,741     38,705     33,661
Capital expenditures..........................    28,059       58,306     35,696     40,716     36,275
Total assets..................................   960,981      934,097    879,880    620,156    551,414
Current maturities of long-term debt..........        48        1,259     16,615     26,103          9
Revolving credit loans........................        --      194,000    140,000    147,000    129,000
Long-term debt, less current maturities.......   508,691      272,813    269,739     82,881     83,129
Shareholders' equity..........................   279,579      279,808    279,184    234,221    214,756
Total capital.................................  $788,318   $  747,880   $705,538   $490,205   $426,894
OTHER KEY FINANCIAL MEASURES
Total debt-to-total capital...................      64.5%        62.6%      60.4%      52.2%      49.7%
Net debt-to-net capital.......................      61.4%        62.1%      59.3%      52.0%      49.5%
Effective tax rate............................     -33.1%        40.2%      36.1%      36.7%      37.4%
Return on shareholders' equity(B).............        N/A         6.7%      16.0%      23.1%      26.4%
Return on average capital(B)..................        N/A         5.4%       9.6%      13.5%      15.3%
Dividend payout ratio.........................        N/A       231.6%      44.3%      32.4%      28.7%

---------------
(A) Restated to reflect the change in inventory costing method of accounting from LIFO to FIFO at one of the Company's subsidiaries. See Note 1 in the accompanying financial statements for additional information.
(B) Excludes restructuring and other nonrecurring costs.

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

     Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 38% in 2001. The remaining 62% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

     Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $65 and $104 during 2001 and 2000, respectively.

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

     Excluding labor, energy is our most significant manufacturing cost. Energy is used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2000, the average energy cost in our mill system was approximately $52 per ton. In 2001, energy costs increased 9.6% to approximately $57 per ton. The increase was due primarily to increases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

     Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities. We made no acquisitions in 2001.

     We are a holding company that currently operates our business through 19 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity of which our investment and share of earnings of this venture is immaterial. We account for these interests in our joint ventures under the equity method of accounting.

CRITICAL ACCOUNTING POLICIES

     Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management's judgment, could change in a manner that would materially affect management's future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial results reported based on management's current estimates.

     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management's judgments regarding the collectibility of our accounts receivable.

     Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

     Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have over or under stated the reserve required for excess, obsolete or unsaleable inventory.

     Impairment of Goodwill. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     Self-Insurance. We are self-insured for the majority of our workers' compensation costs and group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation costs and group health insurance costs.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We record valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating losses carried forward and state tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

     Pension and Other Postretirement Benefits. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 8 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

RESULTS OF OPERATIONS 2001 -- 2000

     The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 11 of the consolidated financial statements.

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------               %
                                                             2000       2001     CHANGE    CHANGE
                                                           --------   --------   -------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production........................     999.1      892.4    (106.7)   -10.7%
  Outside purchases......................................     122.4      123.1       0.7      0.6%
                                                           --------   --------   -------   ------
          Total paperboard tonnage.......................   1,121.5    1,015.5    (106.0)    -9.5%
                                                           ========   ========   =======   ======
Tons sold by market (in thousands):
  Tube, core and composite container volume
     Paperboard (internal)...............................     202.9      187.6     (15.3)    -7.5%
     Outside purchases...................................      25.9       25.9        --      0.0%
                                                           --------   --------   -------   ------
  Tube, core and composite container converted
     products............................................     228.8      213.5     (15.3)    -6.7%
  Unconverted paperboard.................................      37.6       32.7      (4.9)   -13.0%
                                                           --------   --------   -------   ------
          Tube, core and composite container volume......     266.4      246.2     (20.2)    -7.6%

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------               %
                                                             2000       2001     CHANGE    CHANGE
                                                           --------   --------   -------   ------
  Folding carton volume
     Paperboard (internal)...............................      67.9       85.2      17.3     25.5%
     Outside purchases...................................      86.8       92.2       5.4      6.2%
                                                           --------   --------   -------   ------
  Folding carton converted products......................     154.7      177.4      22.7     14.7%
  Unconverted paperboard.................................     270.2      232.4     (37.8)   -14.0%
                                                           --------   --------   -------   ------
          Folding carton volume..........................     424.9      409.8     (15.1)    -3.6%
  Gypsum wallboard facing paper volume
     Unconverted paperboard..............................     196.1      151.5     (44.6)   -22.7%
     Outside purchases (for resale)......................       0.5         --      (0.5)  -100.0%
                                                           --------   --------   -------   ------
          Gypsum wallboard facing paper volume...........     196.6      151.5     (45.1)   -22.9%
  Other specialty products volume
     Paperboard (internal)...............................     108.7       68.0     (40.7)   -37.4%
     Outside purchases...................................       9.2        5.0      (4.2)   -45.7%
                                                           --------   --------   -------   ------
  Other specialty converted products.....................     117.9       73.0     (44.9)   -38.1%
  Unconverted paperboard.................................     115.7      135.0      19.3     16.7%
                                                           --------   --------   -------   ------
          Other specialty products volume................     233.6      208.0     (25.6)   -11.0%
                                                           --------   --------   -------   ------
          Total paperboard tonnage.......................   1,121.5    1,015.5    (106.0)    -9.5%
                                                           ========   ========   =======   ======
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price.................  $    445   $    413   $   (32)    -7.2%
     Average same-mill recovered fiber cost..............       104         65       (39)   -37.5%
                                                           --------   --------   -------   ------
          Paperboard mill gross paper margin.............  $    341   $    348   $     7      2.1%
                                                           ========   ========   =======   ======
  Tube and core:
     Average net selling price...........................  $    786   $    783   $    (3)    -0.4%
     Average paperboard cost.............................       441        447         6      1.4%
                                                           --------   --------   -------   ------
          Tube and core gross paper margin...............  $    345   $    336   $    (9)    -2.6%
                                                           ========   ========   =======   ======

Sales. Our consolidated sales for the year ended December 31, 2001 decreased 9.9% to $913.7 million from $1,014.6 million in 2000. Acquisitions completed during 2000 accounted for $33.7 million of sales during 2001. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions completed during 2000, sales decreased 13.3% during 2001. This decrease was due to lower selling prices and volume from the paperboard and the tube, core and composite container segments, partially attributable to the dispute with Georgia-Pacific (see "Georgia-Pacific Litigation" below), along with lower selling prices from the carton and custom packaging segment due to competitive pressures. The decline in volume from the tube, core and composite container segment was primarily attributable to the downturn in the textile industry.

     Total paperboard tonnage for 2001 decreased 9.5% to 1,015.5 thousand tons from 1,121.5 thousand tons in 2000. Excluding acquisitions completed during 2000, total paperboard tonnage declined 11.3% to 994.3 thousand tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers combined with lower internal conversion by our converting operations in the other specialty products and the tube, core and composite container markets. The decrease in shipments of unconverted paperboard was due primarily to a decline in industry demand and partially attributable to the dispute with Georgia-Pacific. Excluding 2000 acquisitions, outside purchases decreased 16.5% to 101.9 thousand tons. Tons sold from paperboard mill production decreased 10.7% for 2001 to 892.4 thousand tons, compared with 999.1 thousand tons for 2000. Total tonnage converted decreased 7.5% for 2001 to 463.9 thousand tons compared to 501.4 thousand tons in 2000, and decreased 12.2% from 2000, excluding acquisitions. Excluding acquisitions completed during 2000, volumes in the folding carton and tube, core and composite container end-use markets decreased 8.3% and 7.8%, respectively.

Gross Margin. Gross margin for 2001 increased to 25.6% of sales from 25.1% in 2000. Excluding the $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill, gross margin was 24.8% for 2001. This margin decrease was due primarily to lower margins in the carton and custom packaging and tube, core and composite container segments, partially offset by improved margins in the paperboard segment. Margins decreased in the carton and custom packaging segment due to lower selling prices resulting from competitive pressures. Margins in the tube, core and composite container segment decreased as a result of lower selling prices, higher paperboard costs and a decline in the textile industry. The improved margins in the paperboard segment were the result of cost-cutting efforts to reduce expenses combined with the substantial decline in fiber costs, which were partially offset by the decline in selling prices and the increase in energy costs.

Restructuring and Other Nonrecurring Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. During 2001, we paid $1.2 million in severance and termination benefits and $597 thousand in other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of December 31, 2001, one employee remained to assist in the closing of the mill. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2002.

     In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $464 thousand accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan and a $422 thousand accrual for other exit costs. All exit costs were paid as of December 31, 2001. As of December 31, 2001, no employees remained at the plant.

     In February 2000, we initiated a plan to close our paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. We adopted the plan to close the mill in conjunction with our ongoing efforts to increase manufacturing efficiency and reduce costs in our mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to estimated net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for other exit costs. All exit costs were paid by December 31, 2000. As of December 31, 2001, one employee remained to assist in marketing the land and building. We will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2002. The mill closure did not have a material impact on our operations.

     In September 2000, we initiated a plan to close our paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shutdown was precipitated by the refusal of Georgia-Pacific, formerly our largest gypsum facing paper customer, to continue purchasing facing paper under a long-term supply agreement. The $8.6 million charge included a $7.0 million noncash asset impairment write-down of fixed assets to estimated net realizable value, a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, and a $968 thousand accrual for other exit costs. During 2001 and 2000, we paid $178 thousand and $380 thousand, respectively, in severance and termination benefits and $548 thousand and $346 thousand, respectively, in other exit costs. The remaining other exit costs will be paid by June 30, 2002. As of December 31, 2001, no employees remained at the mill. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2002. This mill contributed sales and operating income of $12.4 million and $1.2 million, respectively, for the nine months ended September 30, 2000 and $20.5 million and $2.1 million, respectively, for the year ended December 31, 1999.

     In December 2000, we recognized a nonrecurring cost of $1.3 million related to the settlement of a dispute over abandoned property.

Operating Income. Operating income for 2001 was $26.7 million, a decrease of $15.2 million, or 36.2% from 2000. Operating income excluding the Sprague reserve reduction, restructuring charges and 2000 acquisitions was $25.1 million for 2001, a decrease of $33.6 million, or 57.2%, from operating income of $58.6 million in 2000, excluding restructuring charges and other nonrecurring costs. This decline was due primarily to lower volume in the tube, core and composite container and paperboard segments, partially attributable to the dispute with Georgia-Pacific, and lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses increased by $1.7 million, or 1.1%, in 2001 compared to 2000, but decreased $2.5 million, or 1.7%, excluding acquisitions. This decrease was primarily due to mill closures in the paperboard segment.

Other Income (Expense). Interest expense increased 20.8% to $41.2 million for 2001 from $34.1 million in 2000. This increase was due to higher outstanding debt balances at higher interest rates, partially offset by savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See "Liquidity and Capital Resources" for additional information regarding our debt, interest expense and interest rate swap agreements.

     Equity in loss from unconsolidated affiliates was $2.6 million in 2001, down $9.1 million from equity in income of $6.5 million in 2000. This decrease was primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture with Temple-Inland. The lower results were due primarily to significantly lower selling prices in 2001 compared to 2000 due to excess capacity in that market.

Net Income (Loss). As discussed above, our results for 2001 included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.1 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for 2001 was an extraordinary loss of $4.3 million related to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Partially offsetting these charges was the $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill ($4.5 million, net of tax provision, or $0.16 per common share on a diluted basis). Excluding the extraordinary loss, restructuring charges and the Sprague reserve reduction, net loss in 2001 was $11.9 million, or $0.43 net loss per common share on a diluted basis, compared to net income before restructuring charges and other nonrecurring costs of $18.7 million, or $0.71 net income per common share on a diluted basis, in 2000. Including the extraordinary loss, restructuring charges, other nonrecurring costs and the Sprague reserve reduction, net loss was $14.6 million in 2001, or $0.52 net loss per common share on a diluted basis, compared with net income of $8.2 million, or $0.31 net income per common share on a diluted basis, in 2000.

Events of September 11, 2001. The horrific terrorist attacks against the United States and their aftermath did not, during 2001, and are not currently expected to, have a direct material effect on our operations. However, to the extent that those events, other terrorist activities, the U.S. military response and the resulting uncertainties have adversely affected, or will continue to adversely affect, the United States economy in general, sectors on which we depend in particular, and the U.S. capital markets, our results of operations, financial condition and stock price have been, and could continue to be, adversely affected.

RESULTS OF OPERATIONS 2000 -- 1999

     The following tables show volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 11 of the consolidated financial statements.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------              %
                                                               1999       2000     CHANGE   CHANGE
                                                             --------   --------   ------   ------
Production source of paperboard tons sold (in thousands):
  From paperboard mill production..........................   1,064.9      999.1    (65.8)   -6.2%
  Outside purchases........................................      90.6      122.4     31.8    35.1%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,155.5    1,121.5    (34.0)   -2.9%
                                                             ========   ========   ======   =====
Tons sold by market (in thousands):
  Tube, core and composite container volume
     Paperboard (internal).................................     203.2      202.9     (0.3)   -0.1%
     Outside purchases.....................................      18.9       25.9      7.0    37.0%
                                                             --------   --------   ------   -----
  Tube, core and composite container converted products....     222.1      228.8      6.7     3.0%
  Unconverted paperboard...................................      41.6       37.6     (4.0)   -9.6%
                                                             --------   --------   ------   -----
          Tube, core and composite container volume........     263.7      266.4      2.7     1.0%
  Folding carton volume
     Paperboard (internal).................................      65.2       67.9      2.7     4.1%
     Outside purchases.....................................      58.3       86.8     28.5    48.9%
                                                             --------   --------   ------   -----
  Folding carton converted products........................     123.5      154.7     31.2    25.3%
  Unconverted paperboard...................................     286.4      270.2    (16.2)   -5.7%
                                                             --------   --------   ------   -----
          Folding carton volume............................     409.9      424.9     15.0     3.7%
  Gypsum wallboard facing paper volume
     Unconverted paperboard................................     265.8      196.1    (69.7)  -26.2%
     Outside purchases (for resale)........................       4.5        0.5     (4.0)  -88.9%
                                                             --------   --------   ------   -----
          Gypsum wallboard facing paper volume.............     270.3      196.6    (73.7)  -27.3%
  Other specialty products volume
     Paperboard (internal).................................      91.6      108.7     17.1    18.7%
     Outside purchases.....................................       8.9        9.2      0.3     3.4%
                                                             --------   --------   ------   -----
  Other specialty converted products.......................     100.5      117.9     17.4    17.3%
  Unconverted paperboard...................................     111.1      115.7      4.6     4.1%
                                                             --------   --------   ------   -----
          Other specialty products volume..................     211.6      233.6     22.0    10.4%
                                                             --------   --------   ------   -----
          Total paperboard tonnage.........................   1,155.5    1,121.5    (34.0)   -2.9%
                                                             ========   ========   ======   =====
Gross paper margins ($/ton):
  Paperboard mill:
     Average same-mill net selling price...................  $    413   $    441   $   28     6.8%
     Average same-mill recovered fiber cost................        84        101       17    20.2%
                                                             --------   --------   ------   -----
          Paperboard mill gross paper margin...............  $    329   $    340   $   11     3.3%
                                                             ========   ========   ======   =====
  Tube and core:
     Average net selling price.............................  $    730   $    786   $   56     7.7%
     Average paperboard cost...............................       390        441       51    13.1%
                                                             --------   --------   ------   -----
          Tube and core gross paper margin.................  $    340   $    345   $    5     1.5%
                                                             ========   ========   ======   =====

Sales. Our consolidated sales for the year ended December 31, 2000 increased 8.3% to $1,014.6 million from $936.9 million in 1999. Acquisitions completed during 1999 and 2000 accounted for $104.9 million of sales during 2000. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC, all of which were completed in 2000. The acquisitions of Carolina Component Concepts,

Inc., International Paper Company's Sprague boxboard mill, Halifax Paperboard Co., Inc., Tenneco Packaging, Inc.'s folding carton division and Carolina Converting, Inc. were completed in 1999. These acquisitions were accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions completed during 1999 and 2000, sales decreased 2.9% during 2000. This decrease was due to lower volume and sales from the paperboard segment, partially attributable to the dispute with Georgia-Pacific, and lower sales from the carton and custom packaging segment, partially offset by higher sales from the tube, core and composite container segment.

     Total paperboard tonnage for 2000 decreased 2.9% to 1,121.5 thousand tons from 1,155.5 thousand tons in 1999. Excluding acquisitions completed during 1999 and 2000, total paperboard tonnage declined 8.6% to 1,056.0 thousand tons. This decrease was primarily due to lower shipments of unconverted paperboard to external customers in the gypsum wallboard facing paper and folding carton markets. This decrease in shipments to gypsum wallboard facing paper customers was partially attributable to the dispute with Georgia-Pacific. Excluding acquisitions, outside purchases increased 10.3% to 99.9 thousand tons. Tons sold from paperboard mill production decreased 6.2% for 2000 to 999.1 thousand tons, compared with 1,064.9 thousand tons for 1999, and decreased 10.4% excluding acquisitions. Total tonnage converted increased 12.5% for 2000 to 501.4 thousand tons compared to 445.8 thousand tons in 1999, and increased 1.2% over 1999, excluding acquisitions. Excluding acquisitions completed during 1999 and 2000, volumes in the folding carton and other specialty end-use markets decreased 9.3% and increased 4.9%, respectively.

Gross Margin. Gross margin for 2000 decreased to 25.1% of sales from 27.0% in 1999. This margin decrease was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Margins decreased in the carton and custom packaging segment due to lower selling prices resulting from competitive pressures. Margins in the tube, core and composite container segment decreased as a result of higher raw material costs and soft volume in the plastic core and composite container businesses.

Restructuring and Other Nonrecurring Costs. In February 2000, we initiated a plan to close our paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. We adopted the plan to close the mill in conjunction with our ongoing efforts to increase manufacturing efficiency and reduce costs in our mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for other exit costs. All exit costs were paid by December 31, 2000. As of December 31, 2000, one employee remained to assist in marketing the land and building. We will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2002. The mill closure did not have a material impact on our operations.

     In September 2000, we initiated a plan to close our paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill closing was the result of a slowdown in gypsum facing paper shipments during the third quarter of 2000 and a contract dispute with Georgia-Pacific. The $8.6 million charge included a $7.0 million noncash asset impairment write-down of fixed assets to net realizable value, a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, and a $968 thousand accrual for other exit costs. During 2000, we paid $380 thousand in severance and termination benefits and $346 thousand in other exit costs. As of December 31, 2000, two employees remained to collect receivables, process payables and assist in marketing the land and building. We are marketing the land and building and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2002. This mill contributed sales of $12.4 million and operating income of $1.2 million for the nine months ended September 30, 2000. It contributed sales of $20.5 million and operating income of $2.1 million for the year ended December 31, 1999.

     In December 2000, we recognized a nonrecurring cost of $1.3 million related to the settlement of a dispute over abandoned property.

Operating Income. Operating income for 2000 was $41.9 million, a decrease of $38.7 million, or 48.0%, from 1999. Operating income for comparable facilities, excluding restructuring and other nonrecurring costs, declined $23.1 million, or 28.6%. This decline was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses increased by $19.5 million, or 15.5%, in 2000 compared to 1999. Acquisitions accounted for approximately $12.5 million of the increase and information technology costs accounted for approximately $3.2 million of the increase.

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

Net Income. As discussed above, our results for 2000 included restructuring and nonrecurring charges recorded in conjunction with the closings of our Baltimore, Maryland and Camden, New Jersey paperboard mills and a nonrecurring charge related to the settlement of a dispute over abandoned property, which were $16.8 million in the aggregate ($10.5 million, net of tax benefit, or $0.40 per common share on a diluted basis). Excluding these charges, net income was $18.7 million, or $0.71 per common shares on a diluted basis. Including the restructuring and other nonrecurring costs, net income decreased 80.0% to $8.2 million from $40.9 million in 1999. Diluted net income per common share, including the restructuring and other nonrecurring costs, decreased 81.0% to $0.31 for 2000 from $1.62 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. For example, in the difficult operating climate we experienced in 2001, we generated $25.5 million less cash from operations than we did in 2000. Factors that can affect our operating results are discussed further in this Report under "Risk Factors" in Part I, Item 1. However, despite the lower operating cash flow in 2001, we managed to improve our 2001 year-end cash position by $55.3 million over 2000 due primarily to conservative cash management. We also believe that our existing cash and liquidity position will be further strengthened through the sale of the real estate at our Baltimore, Maryland, Camden, New Jersey and Chicago, Illinois paperboard mills, which we anticipate will occur in 2002. Additionally, we expect to receive a federal tax refund of approximately $16.0 million in the first half of 2002. If, however, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility.

     The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the debt agreements governing these facilities, including the payment of interest and compliance with various covenants and financial maintenance tests. In addition, as described below under "-- Joint Venture Financings," to the extent we are unable to comply with financial maintenance tests under our senior credit facility, we will fail to comply with identical financial maintenance covenant tests under our guarantees of the credit facilities of our joint ventures, which could potentially materially and adversely affect us through a series of cross-defaults under both our joint ventures' and our own obligations if we were unable to obtain appropriate waivers or amendments with respect to the underlying violations and any related cross-defaults.

     At December 31, 2000 and December 31, 2001, we were not in compliance with the leverage ratio and interest coverage ratio, respectively, under both our senior credit facility and our joint venture guarantees, but in each case were able to obtain appropriate amendments and waivers with respect to each instance of non-compliance (and with respect to any technical cross-default). Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1, "Risk Factors -- Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods"), we believe it is unlikely that we will breach our covenants under our debt agreements or joint venture guarantees during 2002. We also believe that in the event of such a breach due to a further deterioration in economic or industry conditions, our lenders would provide us with the necessary waivers and amendments. However, we cannot assure you that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture guarantees, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At December 31, 2001 and 2000, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Senior credit facility......................................  $     --   $194,000
9 7/8% senior subordinated notes............................   277,326         --
7 1/4% senior notes.........................................    25,449         --
7 3/8% senior notes.........................................   197,716    198,791
7.74% senior notes..........................................        --     66,200
Other notes payable.........................................     8,248      9,081
                                                              --------   --------
Total debt..................................................  $508,739   $468,072
                                                              ========   ========

     On March 29, 2001, we completed a series of financing transactions pursuant to which we (i) issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011, (ii) used the proceeds from these notes to repay in full our former senior credit facility and 7.74% senior notes, and (iii) obtained a new $75.0 million senior credit facility. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. Aggregate proceeds from the sale of these notes, net of issuance costs, was approximately $291.2 million. In connection with the repayment of the 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. We recorded an extraordinary loss of $2.7 million which includes the prepayment penalty and unamortized issuance costs of $705 thousand, net of tax benefit of $1.6 million. The difference between issue price and principal amount at maturity of our 7 1/4% senior notes and 9 7/8% senior subordinated notes will be accreted each year as interest expense in our financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly-owned.

     Our credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of December 31, 2001, versus $194.0 million outstanding on our former senior credit facility on December 31, 2000; however, an aggregate of $9.8 million in letter of credit obligations were outstanding on December 31, 2001. We intend to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly-owned domestic subsidiaries.

     Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at December 31, 2001, the current margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5% based on our leverage ratio at December 31, 2001.

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

     During the third and fourth quarters of 2001 and the first quarter of 2002, we completed three amendments to our senior credit facility agreement. The first amendment, dated September 10, 2001, allows us to acquire up to $30.0 million of our senior subordinated notes so long as no default or event of default exists on the date of the transaction or will result from the transaction.

     The second amendment, dated November 30, 2001, provides for the issuance of letters of credit under the senior credit facility having an original expiration date more than one year from the date of issuance, if required under related industrial revenue bond documents and agreed to by the issuing lender.

     See "Subsequent Events" below, which details the third amendment to the senior credit facility. This amendment was completed on January 22, 2002 with an effective date of September 30, 2001. We obtained this amendment in order to avoid the occurrence of an event of default under our senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in this agreement.

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

     As noted above, on March 29, 2001, we repaid in full all outstanding balances under our former senior credit facility and 7.74% senior notes. Our former senior credit facility was a $400.0 million, five-year senior credit facility with a scheduled maturity date in July 2002. Interest under the facility was computed using our choice of: (a) the adjusted Eurodollar rate (as defined under the facility) plus a margin; or (b) the higher of (i) the federal funds rate plus one-half of 1% or (ii) the prime lending rate most recently announced by the administrative agent under the facility. At December 31, 2000 and March 29, 2001, the date we repaid and terminated our former senior credit facility, the interest margin above the adjusted Eurodollar rate was computed on the basis of our leverage ratio. For the three months ended March 31, 2001 and for the year ended December 31, 2000, the weighted average borrowings outstanding under our former senior credit facility during such periods bore interest at 6.95% and 7.18%, respectively. As of December 31, 2000, we were not in compliance with certain covenants under our former senior credit facility that the lenders waived through the first quarter of 2001.

     Our 7.74% senior notes, which we originally issued on October 1, 1992 to an insurance company in an aggregate principal amount of $82.75 million, bore interest at a rate of 7.74% per annum, payable semiannually in April and October of each year. In connection with the repayment of our 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. As of December 31, 2000, we were not in compliance with certain covenants under our 7.74% senior notes that the lenders waived through the first quarter of 2001.

     We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See Notes 5 and 6 of "Notes to Consolidated Financial Statements" which details these future obligations and commitments.

Interest Rate Swaps. During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements decreased interest expense by $3.8 million in 2001. We expect our swap agreements to continue to lower our interest expense; however, if the three-month LIBOR increases significantly, our interest expense could be adversely affected. Based on the three-month LIBOR at December 31, 2001, our swaps would reduce our interest expense by approximately $9.9 million in 2002 compared with $3.8 million in 2001, as mentioned above. If the three-month LIBOR increased 100 basis points, our savings on interest expense would be reduced by approximately $2.85 million.

     The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at December 31, 2001 for each of our interest rate swaps. The December 31, 2001 three-month LIBOR is presented for informational purposes only and does not represent our actual effective rates in place at December 31, 2001.

                                                    NOTIONAL              LIBOR AT
                                                     AMOUNT    FIXED    DECEMBER 31,       TOTAL
DEBT INSTRUMENT                                     (000'S)    SPREAD       2001       VARIABLE RATE
---------------                                     --------   ------   ------------   -------------
9 7/8% senior subordinated notes..................  $185,000   4.400%      1.881%          6.281%
7 3/8% senior notes...............................    50,000   2.365       1.881           4.246
7 3/8% senior notes...............................    25,000   1.445       1.881           3.326
7 3/8% senior notes...............................    25,000   1.775       1.881           3.656

     In October 2001, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed margin that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of current market conditions.

Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. As described below, we have guaranteed certain obligations of these joint ventures. A default under these guarantees also constitutes a default under the credit facilities of these joint ventures and our senior credit facility. The guarantees also contain independent financial maintenance covenants that are identical to the covenants under our senior credit facility. Accordingly, our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner's respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. At December 31, 2000 and December 31, 2001, we were not in compliance with the leverage ratio and interest coverage ratio, respectively, under these guarantees, but in each case were able to obtain appropriate amendments and waivers with respect to this non-compliance and with respect to any technical cross-defaults.

     Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We have severally and unconditionally guaranteed 50% of Standard Gypsum's obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has similarly guaranteed 50% of Standard

Gypsum's obligations. As of December 31, 2001, the outstanding letters of credit totaled approximately $56.2 million, of which one-half (approximately $28.1 million) is guaranteed by us.

     Premier Boxboard is the borrower under a credit facility providing for up to $40.0 million in revolving loans (with a subfacility for up to $1.0 million in letters of credit). The credit facility was originally entered into in July 1999 and matures in June 2005. We have severally and unconditionally guaranteed 50% of Premier Boxboard's obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of Premier Boxboard's obligations. As of December 31, 2001, the outstanding principal amount of borrowings under the facility (including outstanding letters of credit) was approximately $20.2 million, of which one-half (approximately $10.1 million) is guaranteed by us. In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by us. Additionally, a default under the Premier Boxboard credit facility would also constitute an event of default under these notes. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, our interest in Premier Boxboard. Further, in such an event of default, these assets would not be available to satisfy obligations owing to unsecured creditors of Premier Boxboard, including the lender under the credit facility, which might make it more likely that our guarantee of the Premier Boxboard credit facility would be the primary source of repayment under the facility in the event Premier Boxboard cannot pay.

     Additional contingencies relating to our joint ventures that could affect our liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give us and our joint venture partner either the right, or the obligation, to purchase the other's interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of the other. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other's interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time after April 1, 2001, either party may initiate a "Russian roulette" buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party's interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that we are always the party entitled, or obligated, as the case may be, to purchase.

     We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and do not anticipate experiencing material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2002. We cannot assure you, however, that these assumptions will prove accurate or that such liquidity events will not arise.

Cash from Operations. Cash generated from operations was $56.9 million for the year ended December 31, 2001, compared with $82.5 million in 2000. The decrease in 2001 compared to the same period in 2000 was due primarily to lower net income and a decrease in distributions from our joint ventures, partially offset by the receipt of a $10.0 million federal tax refund in 2001.

Capital Expenditures. Capital expenditures were $28.1 million in 2001 versus $58.3 million in 2000. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2002. To conserve cash, we intend to limit capital expenditures for 2002 to cost reduction, productivity improvement and replacement projects.

Acquisitions. In February 2000, we acquired all of the outstanding stock of MilPak, Inc. in exchange for 248,132 shares of our common stock valued at $4.7 million and $4.7 million in cash. MilPak operates a facility located in Pine Brook, New Jersey that provides blister packaging, cartoning and labeling, and other contract packaging services.

     In September 2000, we acquired all of the outstanding stock of Arrow Paper Products Company in exchange for 342,743 shares of our common stock valued at $5.1 million. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets.

     In October 2000, we acquired 100% of the membership interests in Crane Carton Company, LLC in exchange for 1,659,790 shares of our common stock valued at $19.0 million plus $5.8 million of assumed debt, including industrial development bonds in the aggregate amount of $3.5 million. We issued 16,595 of the shares in 2000 and the balance in 2001. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois.

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

     In April 1999, we purchased International Paper Company's Sprague boxboard mill located in Versailles, Connecticut. This acquisition has had a significant impact on our earnings in 2000 and 2001. Sprague incurred operating losses of $17.2 million and $7.2 million in 2000 and 2001, respectively, including the reversal of reserves related to unfavorable supply contracts. Excluding the Sprague reserve reductions in 2000 and 2001, operating losses were $20.1 million and $14.2 million, respectively, an improvement of $6.0 million. The losses were attributable to a combination of unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. We have made significant progress in quality and cost and are beginning to realize the benefits. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague's financial performance to improve with increases in sales volume. Although we expect losses at Sprague to continue to decline, in light of current difficult industry conditions, we do not expect Sprague to be profitable until the second half of 2002.

Dividends. We paid cash dividends of $8.9 million in 2001 versus $18.5 million in 2000. In February 2001, we reduced our first quarter dividend from $0.18 to $0.09 per issued and outstanding common share. In June 2001, we reduced our second, third and fourth quarter dividend from $0.09 to $0.03 per issued and outstanding common share. As described below under "Subsequent Events", we have temporarily suspended future payments of quarterly dividends, beginning in the first quarter of 2002. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions and due to the limitations on dividend payments in our financial covenants. Although our former debt agreements contained no specific limitations on the payment of dividends, our current debt agreements contain certain limitations on the payment of future dividends. We will need to earn at least $3.2 million in net income before our debt covenants would permit us to resume payment of quarterly dividends. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends included in our financial covenants.

Share Repurchases. We did not purchase any shares of our common stock during 1999, 2000 or 2001 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. However, our 9 7/8% senior subordinated notes and our senior credit facility limit our ability to purchase our common stock.

INFLATION

     Raw material price changes have had, and continue to have, a material effect on our operations. Energy prices had a material effect on our operations in 2000 and 2001. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that, except as it relates to energy prices, it has a material effect on our operations.

SUBSEQUENT EVENTS

     In January 2002, we completed a third amendment to our senior credit facility that modified the definitions of "Interest Expense," "Premier Boxboard Interest Expense" and "Standard Gypsum Interest Expense" to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

     Also in January 2002, we entered into agreements with the PBL and Standard Gypsum lenders that correspond to the amendments made in the third amendment to the senior credit facility, as described above, in order to avoid events of default under those guarantees resulting from a violation of the interest ratio coverage covenants.

     In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes.

GEORGIA-PACIFIC LITIGATION

     On May 9, 2001, we and Georgia-Pacific Corporation jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, we and G-P Gypsum Corporation, a wholly-owned subsidiary of Georgia-Pacific, entered into a new ten-year agreement under which we would supply a minimum of 50,000 tons of gypsum facing paper per year to G-P Gypsum. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period. The transition period initially was to expire no later than August 6, 2001. As described below, however, the parties have twice agreed to extend the outside termination date of the transition period, most recently to April 1, 2002. During the transition period, we are supplying G-P Gypsum with such facing paper as it requests to enable it to evaluate the paper's compliance with its specifications for quality and end-use suitability. Once G-P Gypsum is satisfied with the paper, it is to notify us that the transition period has ended, and at that time the term of the new agreement, including the annual minimum quantity requirement described above, is to commence. If and when the new agreement commences, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party.

     During the second quarter of 2001, ongoing discussions with G-P Gypsum led to a mutual agreement to extend the outside expiration date of the transition period initially to December 31, 2001. The extension was the result of Georgia-Pacific's recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with Georgia-Pacific's stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period. Continued recent discussions, however, have led the parties to agree to further extend the outside expiration date of the transition period to April 1, 2002.

     Although we believe that we are able to satisfy G-P Gypsum's product requirements, we can give no assurance that the new agreement will be implemented in accordance with its terms or that the pending litigation will be dismissed. Specifically, we cannot predict whether Georgia-Pacific's recent curtailment of gypsum wallboard manufacturing capacity will further affect whether, when or how a new agreement is implemented, including whether such curtailment will result in modifications to the ultimate volume requirements under any new contract that may be implemented. Accordingly, we believe that our operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from Georgia-Pacific unless and until a new supply agreement is implemented with significant volume requirements, and until a new supply agreement has been effective long enough to generate a substantial volume of required purchases from Georgia-Pacific.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133." This pronouncement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133)." This pronouncement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. We adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on our consolidated financial statements upon adoption.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies for Purchased Enterprises." SFAS No. 141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This pronouncement is effective for all business combinations after June 30, 2001.

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. As of December 31, 2001, we had $146.5 million of recorded net goodwill, which will be subject to this new standard. During fiscal year 2001, we recorded $3.0 million of goodwill amortization expense, net of taxes. We adopted this standard effective January 1, 2002. We are currently evaluating this pronouncement using an external advisor and will determine the impact on our consolidated financial statements in accordance with the timing provisions under this pronouncement.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001, we had outstanding borrowings of approximately $514.0 million related to the issuance of debt securities registered with the SEC. In June of 1999, we issued $200.0 million of 7 3/8% senior notes at a discount to yield an effective interest rate of 7.473%. The 7 3/8% senior notes pay interest semiannually, and are our unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% senior notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. These 9 7/8% senior subordinated notes and the 7 1/4% senior notes pay interest semiannually, and are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly-owned. As of December 31, 2001, we had a senior credit facility that provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. Interest is computed using our choice of either (a) the greater of the prime rate or the federal funds rate plus one-half of 1 percent or (b) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is also based on our leverage ratio. No borrowings were outstanding under the facility as of December 31, 2001, although approximately $9.8 million in letter of credit obligations were outstanding.

     During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin.

     Our senior management establishes parameters, which are approved by the board of directors, for our financial risk. We do not utilize derivatives for speculative purposes. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001, which had no material impact on our financial statements upon adoption.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related effective interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the fixed spread plus the contractual three-month LIBOR in effect at December 31, 2001.

                                                     CONTRACTUAL MATURITY DATES
                                    -------------------------------------------------------------
                                     2002      2003      2004      2005     THEREAFTER    TOTAL
                                    -------   -------   -------   -------   ----------   --------
                                                           (IN THOUSANDS)
DEBT OBLIGATIONS
9 7/8% Senior Subordinated
  Notes(1)........................       --        --        --        --    $285,000    $285,000
  Average interest rate...........       --        --        --        --        10.5%       10.5%
7 1/4% Senior Notes(1)............       --        --        --        --    $ 29,000    $ 29,000
  Average interest rate...........       --        --        --        --         9.4%        9.4%
7 3/8% Senior Notes(1)............       --        --        --        --    $200,000    $200,000
  Average interest rate...........       --        --        --        --        7.47%       7.47%
INTEREST RATE DERIVATIVES
Fixed to Variable(1)..............       --        --        --        --    $285,000    $285,000
  Average pay rate................       --        --        --        --       8.998%      8.998%
  Average receive rate(2).........       --        --        --        --       5.862%      5.862%

---------------

(1) See Note 5 to the consolidated financial statements.
(2) The average receive rate represents the actual rates in effect at December 31, 2001.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CARAUSTAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                                                    (NOTE 1)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  64,244   $   8,900
  Receivables, net of allowances for doubtful accounts,
    returns, and discounts of $4,250 and $3,332 in 2001 and
    2000, respectively......................................     86,297      93,145
  Inventories...............................................    101,823     111,560
  Refundable income taxes...................................     17,949       3,913
  Other current assets......................................     16,456       9,438
                                                              ---------   ---------
    Total current assets....................................    286,769     226,956
                                                              ---------   ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     12,620      12,663
  Buildings and improvements................................    135,727     127,816
  Machinery and equipment...................................    625,691     620,418
  Furniture and fixtures....................................     14,326      12,164
                                                              ---------   ---------
                                                                788,364     773,061
  Less accumulated depreciation.............................   (337,988)   (289,752)
                                                              ---------   ---------
    Property, plant and equipment, net......................    450,376     483,309
                                                              ---------   ---------
GOODWILL, net of accumulated amortization of $20,481 and
  $16,023 in 2001 and 2000, respectively....................    146,465     150,894
                                                              ---------   ---------
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....................     62,285      65,895
                                                              ---------   ---------
OTHER ASSETS................................................     15,086       7,043
                                                              ---------   ---------
                                                              $ 960,981   $ 934,097
                                                              =========   =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt (Note 5).......................  $      48   $   1,259
  Accounts payable..........................................     52,133      63,752
  Accrued liabilities.......................................     37,749      56,531
  Dividends payable.........................................        833       4,702
                                                              ---------   ---------
    Total current liabilities...............................     90,763     126,244
                                                              ---------   ---------
SENIOR CREDIT FACILITY (Note 5).............................          0     194,000
                                                              ---------   ---------
OTHER LONG-TERM DEBT, less current maturities (Note 5)......    508,691     272,813
                                                              ---------   ---------
DEFERRED INCOME TAXES.......................................     66,760      50,949
                                                              ---------   ---------
DEFERRED COMPENSATION.......................................      1,741       2,315
                                                              ---------   ---------
OTHER LIABILITIES...........................................     12,512       6,853
                                                              ---------   ---------
MINORITY INTEREST...........................................        935       1,115
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized, no shares issued in 2001 and 2000...........          0           0
  Common stock, $.10 par value; 60,000,000 shares
    authorized, 27,853,897 and 26,204,567 shares issued and
    outstanding at December 31, 2001 and 2000,
    respectively............................................      2,785       2,620
  Additional paid-in capital................................    180,116     160,824
  Retained earnings.........................................     97,488     117,117
  Accumulated other comprehensive loss......................       (810)       (753)
                                                              ---------   ---------
                                                                279,579     279,808
                                                              ---------   ---------
                                                              $ 960,981   $ 934,097
                                                              =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           CARAUSTAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              ----------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             (NOTE 1)
SALES.......................................................   $913,686     $1,014,615     $936,928
COST OF SALES...............................................    680,172        759,521      683,772
                                                               --------     ----------     --------
          Gross profit......................................    233,514        255,094      253,156
FREIGHT COSTS...............................................     52,806         51,184       46,839
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    146,934        145,268      125,784
RESTRUCTURING AND OTHER NONRECURRING COSTS (Note 12)........      7,083         16,777           --
                                                               --------     ----------     --------
          Operating income..................................     26,691         41,865       80,533
OTHER (EXPENSE) INCOME:
  Interest expense..........................................    (41,153)       (34,063)     (25,456)
  Interest income...........................................        986            412          603
  Equity in (loss) income of unconsolidated affiliates......     (2,610)         6,533        9,224
  Other, net................................................     (1,904)          (918)        (459)
                                                               --------     ----------     --------
                                                                (44,681)       (28,036)     (16,088)
                                                               --------     ----------     --------
(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND
  EXTRAORDINARY LOSS........................................    (17,990)        13,829       64,445
MINORITY INTEREST...........................................        180           (169)        (356)
(BENEFIT) PROVISION FOR INCOME TAXES........................     (5,903)         5,485       23,142
                                                               --------     ----------     --------
(LOSS) INCOME BEFORE EXTRAORDINARY LOSS.....................    (11,907)         8,175       40,947
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF
  TAX BENEFIT...............................................     (2,695)             0            0
                                                               --------     ----------     --------
NET (LOSS) INCOME...........................................   $(14,602)    $    8,175     $ 40,947
                                                               ========     ==========     ========
BASIC
(LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS....   $  (0.42)    $     0.31     $   1.63
EXTRAORDINARY LOSS PER COMMON SHARE.........................   $  (0.10)    $     0.00     $   0.00
                                                               --------     ----------     --------
(LOSS) INCOME PER COMMON SHARE..............................   $  (0.52)    $     0.31     $   1.63
                                                               ========     ==========     ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............     27,845         26,292       25,078
                                                               ========     ==========     ========
DILUTED
(LOSS) INCOME PER COMMON SHARE BEFORE
     EXTRAORDINARY LOSS.....................................   $  (0.42)    $     0.31     $   1.62
EXTRAORDINARY LOSS PER COMMON SHARE.........................   $  (0.10)    $     0.00     $   0.00
                                                               --------     ----------     --------
(LOSS) INCOME PER COMMON SHARE..............................   $  (0.52)    $     0.31     $   1.62
                                                               ========     ==========     ========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......     27,845         26,301       25,199
                                                               ========     ==========     ========

The accompanying notes are an integral part of these consolidated statements of operations.

                           CARAUSTAR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 1)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                             COMMON STOCK       ADDITIONAL              COMPREHENSIVE
                                          -------------------    PAID-IN     RETAINED      (LOSS)
                                            SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                                          ----------   ------   ----------   --------   -------------   --------
BALANCE, December 31, 1998..............  24,681,358   $2,468    $130,240    $104,838      $(3,325)     $234,221
  Net income............................          --      --           --      40,947           --        40,947
  Issuance of common stock for
    acquisitions........................     739,565      74       17,889          --           --        17,963
  Issuance of common stock under
    nonqualified stock option plan......      19,000       2          252          --           --           254
  Issuance of common stock under 1993
    stock purchase plan.................      21,828       3          679          --           --           682
  Issuance of common stock under 1998
    stock purchase plan.................      20,371       2          302          --           --           304
  Issuance of common stock under
    director equity plan................       2,930      --           77          --           --            77
  Pension liability adjustment..........          --      --           --          --        2,877         2,877
  Foreign currency translation
    adjustment..........................          --      --           --          --          (86)          (86)
  Dividends declared of $.72 per
    share...............................       3,228      --           70     (18,125)          --       (18,055)
                                          ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 1999..............  25,488,280   2,549      149,509     127,660         (534)      279,184
  Net income............................          --      --           --       8,175           --         8,175
  Issuance of common stock for
    acquisitions........................     635,306      64       10,659          --           --        10,723
  Issuance of common stock under
    nonqualified stock option plan......      61,989       6          208          --           --           214
  Issuance of common stock under 1993
    stock purchase plan.................         338      --          254          --           --           254
  Issuance of common stock under 1998
    stock purchase plan.................      10,699       1           59          --           --            60
  Issuance of common stock under
    director equity plan................       4,171      --           77          --           --            77
  Foreign currency translation
    adjustment..........................          --      --           --          --         (219)         (219)
  Dividends declared of $.72 per
    share...............................       3,784      --           58     (18,718)          --       (18,660)
                                          ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 2000..............  26,204,567   2,620      160,824     117,117         (753)      279,808
  Net loss..............................          --      --           --     (14,602)          --       (14,602)
  Issuance of common stock for
    acquisitions........................   1,643,192     165       18,634          --           --        18,799
  Benefit from issuance of common stock
    under nonqualified stock option
    plan................................          --      --          408          --           --           408
  Forfeiture of common stock under 1993
    stock purchase plan.................      (5,526)     (1)          70          --           --            69
  Issuance of common stock under 1998
    stock purchase plan.................         451      --           80          --           --            80
  Issuance of common stock under
    director equity plan................       8,339       1           75          --           --            76
  Foreign currency translation
    adjustment..........................          --      --           --          --          (57)          (57)
  Dividends declared of $.18 per
    share...............................       2,874      --           25      (5,027)          --        (5,002)
                                          ----------   ------    --------    --------      -------      --------
BALANCE, December 31, 2001..............  27,853,897   $2,785    $180,116    $ 97,488      $  (810)     $279,579
                                          ==========   ======    ========    ========      =======      ========

The accompanying notes are an integral part of these consolidated statements of shareholders' equity.

                           CARAUSTAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
                                                                          (NOTE 1)
OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (14,602)  $   8,175   $  40,947
                                                              ---------   ---------   ---------
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Extraordinary loss from early extinguishment of debt....      4,305          --          --
    Depreciation and amortization...........................     63,323      60,858      52,741
    Equity in loss (income) of unconsolidated affiliates,
       net of distributions.................................      3,610       6,967      (8,224)
    Deferred income taxes...................................     15,811        (239)      9,072
    Provision for deferred compensation.....................        226         227         292
    Minority interest.......................................       (180)        169         356
    Restructuring costs.....................................      3,987      12,734          --
       Changes in operating assets and liabilities, net of
         acquisitions:
       Receivables..........................................      6,848      19,508     (11,665)
       Inventories..........................................      9,737     (10,518)      3,027
       Other current assets.................................     (7,531)     (1,485)      2,303
       Accounts payable and accrued liabilities.............    (14,970)    (12,089)      3,696
       Income taxes.........................................    (13,628)     (1,854)       (743)
                                                              ---------   ---------   ---------
         Total adjustments..................................     71,538      74,278      50,855
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........     56,936      82,453      91,802
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (28,059)    (58,306)    (35,696)
  Acquisition of businesses, net of cash acquired...........        (34)     (4,306)   (177,881)
  Investment in unconsolidated affiliates...................         --     (50,709)        (80)
  Cash acquired in stock acquisition........................         --       1,100         499
  Other.....................................................      2,042       2,986        (416)
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............    (26,051)   (109,235)   (213,574)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from note issuance...............................    291,200          --     196,733
  Proceeds from senior credit facility......................     18,000     192,000     158,000
  Repayments of senior credit facility......................   (212,000)   (138,000)   (165,000)
  Repayments of other long and short-term debt..............    (67,110)    (18,196)    (33,750)
  Swap agreement unwind proceeds............................      9,093          --          --
  7.74% senior notes prepayment penalty.....................     (3,565)         --          --
  Dividends paid............................................     (8,870)    (18,531)    (17,995)
  Proceeds from issuances of stock..........................         --         460         761
  Other.....................................................     (2,289)       (822)       (816)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........     24,459      16,911     137,933
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     55,344      (9,871)     16,161
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      8,900      18,771       2,610
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  64,244   $   8,900   $  18,771
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
  Cash payments for interest................................  $  35,352   $  35,136   $  25,480
                                                              =========   =========   =========
  Cash payments for income taxes............................  $   1,967   $   9,575   $  16,849
                                                              =========   =========   =========
  Stock issued for acquisitions.............................  $  18,799   $  10,723   $  17,963
                                                              =========   =========   =========

The accompanying notes are an integral part of these consolidated statements of cash flows.

                           CARAUSTAR INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

INVENTORIES

     During the second quarter of 2001, the Company completed a restructuring within the carton and custom packaging segment whereby certain subsidiaries were merged into an existing subsidiary in that segment. The restructuring was completed to simplify reporting and facilitate the management of segment operations. In connection with this restructuring, the Company changed, effective June 30, 2001, its inventory costing method of accounting for one of the merged subsidiaries from LIFO to FIFO in order to conform with the methodologies of the surviving subsidiary and all other Company-owned subsidiaries. The accompanying financial statements have been restated for this change. The effect of the change was to increase net assets as of June 30, 2001 and December 31, 2000 by $794,000 and $758,000, respectively. The effect on net income for the years ended December 31, 2001, 2000 and 1999, was $36,000, $33,000 and ($122,000), respectively.

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. As described above, all inventories are valued using the first-in, first-out method.

     Inventories at December 31, 2001 and 2000 were as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Raw materials and supplies..................................  $ 40,357   $ 44,240
Finished goods and work in process..........................    61,466     67,320
                                                              --------   --------
Total inventory.............................................  $101,823   $111,560
                                                              ========   ========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Expenditures for repairs and maintenance not considered to substantially lengthen the asset lives or increase capacity or efficiency are charged to expense as incurred.

     For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings and improvements.................................    10-45 years
Machinery and equipment....................................     3-20 years
Furniture and fixtures.....................................     5-10 years

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant management judgment is required in determining: the credit worthiness of customers and collectibility of accounts receivable; excess, obsolete or unsaleable inventory reserves; the potential impairment of goodwill; the accounting for income taxes; the liability for self-insured claims; and the Company's obligation and expense for pension and other postretirement benefits. Actual results could differ from the Company's estimates.

REVENUE RECOGNITION

     The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") issued by the Securities and Exchange Commission. The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management's judgments regarding the collectibility of the Company's accounts receivable.

SELF-INSURANCE

     The Company is self-insured for the majority of its workers' compensation costs and group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims, and such liabilities are not discounted.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Net assets of the non-U.S. subsidiaries are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive loss. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

GOODWILL

     Goodwill is amortized using the straight-line method over periods ranging up to 40 years. The Company has periodically evaluated goodwill for impairment. In completing this evaluation, the Company estimated the future undiscounted cash flows of the businesses to which goodwill related in order to determine whether the carrying amount of goodwill had been impaired.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment.

INCOME OR LOSS PER SHARE

     The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options outstanding during 2000 and 1999 added 9,000 and 121,000, respectively, to the weighted average shares outstanding for purposes of calculating diluted income per share. There was no dilutive effect of stock options outstanding during 2001.

COMPREHENSIVE INCOME

     Total comprehensive loss or income, consisting of net loss or income plus other nonowner changes in equity for the years ended December 31, 2001, 2000 and 1999, was a loss of $14,659,000 and income of $7,956,000 and $43,738,000, respectively. Accumulated other comprehensive loss at December 31, 2001 and 2000 consisted of foreign currency translation adjustments of $810,000 and $753,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133." This pronouncement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133)." This pronouncement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on the Company's consolidated financial statements upon adoption.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies for Purchased Enterprises." SFAS No. 141 prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This pronouncement is effective for all business combinations after June 30, 2001.

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. As of December 31, 2001, the Company had $146,465,000 of recorded net goodwill, which will be subject to this new pronouncement. During fiscal year 2001, the Company recorded $2,996,000 of goodwill amortization expense, net of taxes. The Company adopted this pronouncement effective January 1, 2002. The Company is currently evaluating this pronouncement using an external advisor and will determine the impact on its consolidated financial statements in accordance with the timing provisions under this pronouncement.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS no. 143"). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

2.   SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of $0.10 par value preferred stock. The preferred stock is issuable from time to time in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the board of directors of the Company. The board of directors is authorized by the Company's articles of incorporation to determine the voting, dividend, redemption, and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

COMMON STOCK PURCHASE PLAN

     The Company has cumulatively purchased 3,169,000 shares of its common stock since January 1996 pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 4,000,000 common shares. The Company's board of directors has authorized purchases of up to 831,000 additional shares. There were no stock purchases in 2001, 2000 or 1999. The Company's 9 7/8% senior subordinated notes and its senior credit facility limit its ability to repurchase its common stock.

3.   ACQUISITIONS

     Each of the following acquisitions is being accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board ("APB") Opinion No. 16. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2001, 2000 and 1999 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

     In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for cash of $4,700,000 and 248,132 shares of the Company's common stock valued at $4,700,000. MilPak operates a facility located in Pine Brook, New Jersey, that provides blister packaging, cartoning and labeling and other contract packaging services. Goodwill of approximately $6,100,000 was recorded in connection with the acquisition.

     In September 2000, the Company acquired all of the outstanding stock of Arrow Paper Products Company in exchange for 342,743 shares of the Company's common stock valued at $5,100,000. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets. Goodwill of approximately $4,100,000 was recorded in connection with the acquisition.

     In October 2000, the Company acquired 100 percent of the membership interests in Crane Carton Company, LLC in exchange for 1,659,790 shares of the Company's common stock valued at $19,000,000 plus $5,800,000 of assumed debt. The Company issued 16,595 of the shares in 2000 and the balance in 2001. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois. Goodwill of approximately $4,700,000 was recorded in connection with the acquisition.

     The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 2000 or the results that may occur in the future (in thousands, except per share data):

                                                                2001        2000
                                                              --------   ----------
Sales.......................................................  $913,686   $1,049,927
Net (loss) income...........................................   (14,602)       8,911
Diluted (loss) income per common share......................     (0.52)        0.33

4.   EQUITY INTEREST IN UNCONSOLIDATED AFFILIATES

     On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly-owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum, L.P. ("Standard"). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation ("Temple"), an unrelated third party, for $10,800,000 in cash. Standard is operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. The Company's equity interest in the (loss)/earnings of Standard for the years ended December 31, 2001, 2000 and 1999 was ($946,000), $7,358,000 and
$9,064,000, respectively. The Company received distributions based on its equity interest in Standard of $1,000,000, $13,500,000 and $1,000,000 in 2001, 2000 and
1999, respectively.

     During April 1998, Standard entered into a loan agreement with a financial institution for a credit facility in an amount not to exceed $61,000,000. Proceeds of the new credit facility were used to fund the construction of a green field gypsum wallboard plant in Cumberland City, Tennessee, which began operation in the fourth quarter of 1999. During 1999, Standard received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56,200,000. The proceeds of the bond issuances were used to repay the borrowings under the credit facility and fund the remaining construction of the plant. In addition, the Company guarantees one-half of Standard's credit facility. At December 31, 2001 and 2000, the Company's portion of this guaranteed debt totaled approximately $28,100,000. The Company's guarantee of the Standard credit facility contains financial maintenance covenants, as amended in the first quarter of 2001, and both the Standard credit facility and the Company's senior credit facility contain a cross-default to these covenants. In January 2002, the Company obtained an amendment under the guarantee to lower the minimum allowable interest coverage ratio for the fourth quarter of 2001 through the second quarter of 2002 in order to avoid an event of default resulting from a violation of the interest coverage ratio covenant. After giving effect to this amendment, the Company was in compliance with all financial maintenance covenants under the guarantee at December 31, 2001 and Standard was in compliance with all covenants under its credit facility.

     Summarized financial information for Standard at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, respectively, is as follows (in thousands):

                                                                 2001       2000
                                                                -------    -------
Current assets..............................................    $13,237    $14,753
Noncurrent assets...........................................     70,763     74,655
Current liabilities.........................................      4,623      6,148
Noncurrent liabilities......................................     56,217     56,208

                                                                 2001       2000       1999
                                                                -------    -------    -------
Sales.......................................................    $71,297    $96,338    $58,973
Gross profit................................................     18,665     36,630     28,405
Operating income............................................        292     18,176     19,337
Net (loss) income...........................................     (1,892)    14,716     18,128

     During 1999, the Company formed a joint venture with Temple to own and operate a containerboard mill located in Newport, Indiana. Upon formation, the joint venture, Premier Boxboard Limited LLC ("PBL"), undertook an $82,000,000 project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. PBL is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple each have a 50 percent interest in the joint venture, which is being accounted for under the equity method of accounting. There were no distributions in 2001 and 2000. Expenses related to the joint venture were not material in 1999. The Company's equity interest in the net loss of PBL for 2001 and 2000 was approximately $1,892,000 and $881,000, respectively.

     Under the joint venture agreement, the Company contributed $50,000,000 to the joint venture during the second quarter of 2000 and Temple contributed the net assets of the mill valued at approximately $98,000,000, and received $50,000,000 in notes issued by PBL. In addition, the Company has guaranteed one-half of a revolving line of credit obtained by PBL. At December 31, 2001 and 2000, the Company's portion of this guaranteed debt totaled approximately $10,100,000 and $15,000,000, respectively. The Company's guarantee of PBL's revolving line of credit contains financial maintenance covenants, as amended in the first quarter of 2001, and both PBL's revolving line of credit and the Company's senior credit facility contain a cross-default to these covenants. In January 2002, the Company obtained an amendment under the guarantee to lower the minimum allowable interest coverage ratio for the fourth quarter of 2001 through the second quarter of 2002 in order to avoid an event of default resulting from a violation of the interest coverage ratio covenant. After giving effect to this amendment, the Company was in compliance with all financial maintenance covenants under the guarantee at December 31, 2001 and PBL was in compliance with all covenants under its line of credit.

     Summarized financial information for PBL at December 31, 2001 and 2000 and for the years then ended is as follows (in thousands):

                                                                  2001        2000
                                                                --------    --------
Current assets..............................................    $ 10,579    $ 11,124
Noncurrent assets...........................................     160,956     174,676
Current liabilities.........................................       5,879       6,360
Noncurrent liabilities......................................      70,000      80,000
Sales.......................................................      75,171      40,207
Gross profit................................................      16,463       8,553
Operating income............................................       1,640         682
Net loss....................................................      (3,784)     (1,761)

     The Company has an additional joint venture with an unrelated entity which is accounted for under the equity method of accounting. The Company's investment and share of earnings of this venture are not material to the Company.

5.   SENIOR CREDIT FACILITY AND OTHER LONG TERM DEBT

     At December 31, 2001 and 2000, total long-term debt consisted of the following (in thousands):

                                                                2001        2000
                                                              --------    --------
Senior credit facility......................................  $     --    $194,000
9 7/8 percent senior subordinated notes.....................   277,326          --
7 1/4 percent senior notes..................................    25,449          --
7 3/8 percent senior notes..................................   197,716     198,791
7.74 percent senior notes...................................        --      66,200
Other notes payable.........................................     8,248       9,081
                                                              --------    --------
Total debt..................................................   508,739     468,072
Less current maturities.....................................       (48)     (1,259)
                                                              --------    --------
Total long-term debt........................................  $508,691    $466,813
                                                              ========    ========

     The amounts of total debt outstanding at December 31, 2001 maturing during the next five years and thereafter are as follows (in thousands):

2002........................................................   $     48
2003........................................................         --
2004........................................................         --
2005........................................................         --
2006........................................................         --
Thereafter..................................................    508,691
                                                               --------
Total debt..................................................   $508,739
                                                               ========

     The Company had a $400,000,000 five-year bank senior credit facility ("former senior credit facility") as of December 31, 2000. Interest under the former senior credit facility was computed using the Company's choice of (a) the Eurodollar rate plus a margin or (b) the higher of (i) the federal funds rate plus a margin or (ii) the bank's prime lending rate. As of December 31, 2000, borrowings of $194,000,000 were outstanding under the former senior credit facility at a weighted average interest rate of 7.27 percent. As of December 31, 2000, the Company was not in compliance with certain covenants under the former senior credit facility that the lenders waived through the first quarter of 2001.

     On March 29, 2001, the Company obtained a new credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of December 31, 2001, although an aggregate of $9,849,000 in letter of credit obligations were outstanding. The Company intends to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, the Company's obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries.

     Borrowings under the facility bear interest at a rate equal to, at the Company's option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1 percent) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company's leverage ratio (which is defined under the facility as the ratio of the Company's total debt to its total capitalization). Based on the Company's leverage ratio at December 31, 2001, the current margins are 2.0 percent for Eurodollar rate loans and 0.75 percent for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5 percent based on the Company's leverage ratio at December 31, 2001.

     The facility contains covenants that restrict, among other things, the Company's ability and its subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of the Company's business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum interest coverage ratio.

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

     During the third and fourth quarters of 2001 and the first quarter of 2002, the Company completed three amendments to its senior credit facility agreement. The first amendment, dated September 10, 2001, allows the Company to acquire up to $30,000,000 of its senior subordinated notes so long as no default or event of default exists on the date of the transaction, or will result from the transaction.

     The second amendment, dated November 30, 2001, provides for the issuance of letters of credit under the senior credit facility having an original expiration date more than one year from the date of issuance, if required under related industrial revenue bond documents and agreed to by the issuing lender.

     See "Subsequent Events" (Note 14), which details the third amendment to the senior credit facility. This amendment was completed on January 22, 2002 with an effective date of September 30, 2001. The Company obtained this amendment in order to avoid the occurrence of an event of default under its senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in this agreement.

     On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8 percent senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4 percent senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5 percent and 9.4 percent, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291,200,000 on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company's former senior credit facility and its 7.74 percent senior notes. As of December 31, 2000, the Company was not in compliance with certain covenants under its former senior credit facility and its 7.74 percent senior notes that the lenders waived through the first quarter of 2001. In connection with the repayment of the 7.74 percent senior notes, the Company incurred a prepayment penalty of approximately $3,600,000. The Company recorded an extraordinary loss of $2,695,000 which includes the prepayment penalty and unamortized issuance costs of $705,000, net of tax benefit of $1,610,000. The difference between issue price and principal amount at maturity of the Company's 7 1/4 percent senior and 9 7/8 percent senior subordinated notes will be accreted each year as interest expense in its financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company's domestic subsidiaries, other than one that is not wholly-owned.

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

     During the second and third quarters of 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285,000,000. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185,000,000 of the Company's fixed rate 9 7/8 percent senior subordinated notes and $100,000,000 of the Company's fixed rate 7 3/8 percent senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin.

     The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at December 31, 2001 for each of the Company's interest rate swaps. The December 31, 2001 three-month LIBOR is presented for informational purposes only and does not represent the Company's actual effective rates in place at December 31, 2001.

                                                    NOTIONAL              LIBOR AT
                                                     AMOUNT    FIXED    DECEMBER 31,       TOTAL
DEBT INSTRUMENT                                     (000'S)    SPREAD       2001       VARIABLE RATE
---------------                                     --------   ------   ------------   -------------
9 7/8% senior subordinated notes..................  $185,000   4.400%      1.881%          6.281%
7 3/8% senior notes...............................    50,000   2.365       1.881           4.246
7 3/8% senior notes...............................    25,000   1.445       1.881           3.326
7 3/8% senior notes...............................    25,000   1.775       1.881           3.656

     In October 2001, the Company unwound its $185,000,000 interest rate swap agreement related to the 9 7/8 percent senior subordinated notes and received $9,093,000 from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed margin that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9,093,000 gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The Company executed these transactions in order to take advantage of current market conditions.

     The Company has assumed no ineffectiveness with respect to its four interest rate swap agreements, as it believes that the conditions for such an assumption are met under the guidelines of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of the swap agreements of approximately $7,418,000 as of December 31, 2001 has been reflected in other long-term liabilities and long-term debt in the accompanying balance sheet.

6.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional amount for mileage. Rental expense on operating leases for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                        2001       2000       1999
                                                       -------    -------    -------
Minimum rentals......................................  $14,312    $13,026    $11,698
Contingent rentals...................................      507        347        377
                                                       -------    -------    -------
Total................................................  $14,819    $13,373    $12,075
                                                       =======    =======    =======

     The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 (in thousands):

2002........................................................    $13,410
2003........................................................      9,827
2004........................................................      7,207
2005........................................................      4,792
2006........................................................      4,046
Thereafter..................................................     12,642
                                                                -------
Total.......................................................    $51,924
                                                                =======

LITIGATION

     On May 9, 2001, the Company and a significant customer jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in the Company's annual report on Form 10-K for the year ended December 31, 2000 and in the previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, the Company and a wholly-owned subsidiary of the customer have entered into a new ten-year agreement under which the Company would supply a minimum of 50,000 tons of gypsum facing paper per year to the customer. Implementation of the new agreement, and settlement of the pending litigation over the 1996 agreement, is subject to satisfactory completion of a transition period. The transition period initially was to expire no later than August 6, 2001. As described below, however, the parties have twice agreed to extend the outside termination date of the transition period, most recently to April 1, 2002. During the transition period, the Company is supplying the customer with such facing paper as it requests to enable it to evaluate the paper's compliance with its specifications for quality and end-use suitability. Once the customer is satisfied with the paper, it is to notify the Company that the transition period has ended, and at that time the term of the new agreement, including the annual minimum quantity requirement described above, is to commence. If and when the new agreement commences, the parties will dismiss all pending litigation relating to the 1996 agreement. Under the terms of the tentative settlement, either party may terminate its obligations under the new agreement during the transition period without cause and without liability to the other party.

     During the second quarter of 2001, ongoing discussions with the customer led to a mutual agreement to extend the outside expiration date of the transition period initially to December 31, 2001. The extension was the result of the customer's recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with the customer's stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period. Continued recent discussions, however, have led the parties to agree to further extend the outside expiration date of the transition period to April 1, 2002.

     Although the Company believes that it will be able to satisfy the customer's product requirements, the Company can give no assurance that the new agreement will be implemented in accordance with its terms or that the pending litigation will be dismissed. Specifically, the Company cannot predict whether the customer's recent curtailment of gypsum wallboard manufacturing capacity will further affect whether, when or how a new agreement is implemented, including whether such curtailment will result in modifications to the ultimate volume requirements under any new contract that may be implemented. Accordingly, the Company believes that its operating results and financial condition will continue to be materially and adversely affected by the loss of contract volume from the customer unless and until a new supply agreement is implemented with significant volume requirements, and until a new supply agreement has been effective long enough to generate a substantial volume of required purchases from the customer.

     The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

7.   STOCK OPTION AND DEFERRED COMPENSATION PLANS

DIRECTOR EQUITY PLAN

     During 1996, the Company's board of directors approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company ("Eligible Directors") are paid a portion of their fees in the Company's common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company's common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 2001, 2000 and 1999, 8,339, 4,171 and 2,930 shares, respectively, of common stock and options to purchase 6,000 shares of common stock were issued under this plan in each year.

INCENTIVE STOCK OPTION AND BONUS PLANS

     During 1992, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1993 Plan"), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock ("bonus share") for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The Company's board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. Compensation expense of approximately $186,000, $246,000 and $336,000 related to bonus shares was recorded in 2001, 2000 and 1999, respectively.

     During 1998, the Company's board of directors approved a qualified incentive stock option and bonus plan (the "1998 Plan"), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120 percent of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company's board of directors authorized 3,800,000 common shares for grant under the 1998 Plan. During 2001, 2000 and 1999, the Company issued 108,323, 784,621 and 363,728 options, respectively, under the 1998 Plan. During 2001, 2000 and 1999, the Company issued 759, 10,699 and 9,374 shares, respectively, of restricted stock. The Company recorded approximately $82,000, $105,000 and $20,000 of compensation expense related to the issuance of restricted stock during 2001, 2000 and 1999, respectively.

     A summary of stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                             WEIGHTED AVERAGE
                                                                 SHARES       EXERCISE PRICE
                                                                ---------    ----------------
Outstanding at December 31, 1998............................      921,623         $23.57
  Granted...................................................      369,728          27.18
  Forfeited.................................................      (22,450)         31.20
  Exercised.................................................      (45,756)         11.98
                                                                ---------         ------
Outstanding at December 31, 1999............................    1,223,145          24.95
  Granted...................................................      790,621          17.06
  Forfeited.................................................      (46,853)         26.26
  Exercised.................................................      (90,420)          4.76
                                                                ---------         ------
Outstanding at December 31, 2000............................    1,876,493          22.57
  Granted...................................................      114,323          10.00
  Forfeited.................................................     (196,575)         21.39
  Exercised.................................................           --             --
                                                                ---------         ------
Outstanding at December 31, 2001............................    1,794,241         $21.89
                                                                =========         ======
Options exercisable at:
  December 31, 2001.........................................      989,897         $22.22
  December 31, 2000.........................................      833,579          20.96
  December 31, 1999.........................................      566,867          19.55

     Summary information about the Company's stock options outstanding at December 31, 2001 is as follows:

                          OUTSTANDING AT                                         EXERCISABLE AT
                           DECEMBER 31,    WEIGHTED AVERAGE   WEIGHTED AVERAGE    DECEMBER 31,    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE        2001         REMAINING LIFE     EXERCISE PRICE         2001         EXERCISE PRICE
-----------------------   --------------   ----------------   ----------------   --------------   ----------------
                                              (IN YEARS)
   $ 7.34 -- $16.88           368,646            7.5               $10.88           248,401            $11.13
    17.75 --  23.75           739,835            6.3                19.54           317,711             19.52
    24.44 --  29.75           249,299            6.8                25.83           114,420             25.88
    30.13 --  40.80           436,461            5.3                32.94           309,365             32.53
-----------------------     ---------            ---               ------           -------            ------
   $ 7.34 -- $40.80         1,794,241            6.4               $21.89           989,897            $22.22

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 2001, 2000 and 1999:

                                                 2001               2000               1999
                                           -----------------  -----------------  -----------------
Risk-free interest rate..................     4.92% -- 5.36%     5.18% -- 6.84%     5.09% -- 6.18%
Expected dividend yield..................     1.16% -- 1.63%     4.01% -- 7.68%     2.72% -- 2.92%
Expected option lives....................        8-10 years         8-10 years         8-10 years
Expected volatility......................                41%                40%                30%

     The total values of the options granted during the years ended December 31, 2001, 2000 and 1999 were computed to be approximately $470,000, $3,681,000 and $2,600,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported and pro forma net (loss) income and net
(loss) income per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows (in thousands, except per share data):

                                                                2001       2000      1999
                                                              --------    ------    -------
Net (loss) income:
  As reported...............................................  $(14,602)   $8,175    $40,947
  Pro forma.................................................   (15,756)    6,628     39,853
Diluted (loss) income per common share:
  As reported...............................................  $  (0.52)   $ 0.31    $  1.62
  Pro forma.................................................     (0.57)     0.25       1.58

DEFERRED COMPENSATION PLANS

     The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $226,000, $227,000 and $292,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Accruals of approximately $1,687,000 and $2,096,000 related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 2001 and 2000, respectively.

8.   PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Substantially all of the Company's employees participate in a noncontributory defined benefit pension plan (the "Pension Plan"). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan's assets consist of shares held in collective investment funds and group annuity contracts. The Company's policy is to fund benefits attributed to employees' service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $8,313,000, $5,116,000 and $5,526,000 in 2001, 2000 and 1999, respectively.

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

     During 1996, the Company adopted a supplemental executive retirement plan ("SERP"), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 2001.

     Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                               2001      2000      1999
                                                              -------   -------   -------
Service cost of benefits earned.............................  $ 4,016   $ 3,628   $ 3,236
Interest cost on projected benefit obligation...............    4,632     4,422     3,649
Actual loss (gain) on plan assets...........................      310       844    (8,485)
Net amortization and deferral...............................   (5,234)   (5,781)    5,219
                                                              -------   -------   -------
Net pension expense.........................................  $ 3,724   $ 3,113   $ 3,619
                                                              =======   =======   =======

     The table below represents a reconciliation of the funded status of the SERP and the Pension Plan to (accrued) prepaid pension cost as of December 31, 2001 and 2000 (in thousands):

                                                          SERP                PENSION PLAN
                                                   ------------------    -----------------------
                                                    2001       2000          2001         2000
                                                   -------    -------    ------------    -------
Change in benefit obligation:
  Projected benefit obligation at end of prior
     year........................................  $ 3,450    $ 2,814      $59,236       $52,354
     Service cost................................      138        133        3,878         3,495
     Interest cost...............................      254        236        4,378         4,187
     Actuarial (gain) loss.......................     (209)       267         (351)        2,510
     Plan amendments.............................      157         --           91            --
     Benefits paid...............................       --         --       (3,575)       (3,310)
                                                   -------    -------      -------       -------
  Projected benefit obligation at end of year....    3,790      3,450       63,657        59,236
                                                   -------    -------      -------       -------
Change in plan assets:
  Fair value of plan assets at end of prior
     year........................................       --         --       56,068        55,106
     Actual return on plan assets................       --         --         (311)         (844)
     Employer contributions......................       --         --        8,313         5,116
     Benefits paid...............................       --         --       (3,575)       (3,310)
                                                   -------    -------      -------       -------
  Fair value of plan assets at end of year.......       --         --       60,495        56,068
                                                   -------    -------      -------       -------
Funded status of the plans.......................   (3,790)    (3,450)      (3,162)       (3,168)
Unrecognized transition obligation...............    1,138      1,252           --            --
Unrecognized prior service cost..................      143         --          913           913

                                                          SERP                PENSION PLAN
                                                   ------------------    -----------------------
                                                    2001       2000          2001         2000
                                                   -------    -------    ------------    -------
Unrecognized net loss............................  $   339    $   549      $15,130       $10,026
                                                   -------    -------      -------       -------
(Accrued) prepaid pension cost before minimum
  pension liability adjustment...................  $(2,170)   $(1,649)     $12,881       $ 7,771
                                                   =======    =======      =======       =======
Other comprehensive income:
  (Decrease) increase in intangible asset........  $  (455)   $    55      $    --       $    --
  Decrease (increase) in additional minimum
     pension liability...........................      455        (55)          --            --
                                                   -------    -------      -------       -------
Other comprehensive income.......................  $    --    $    --      $    --       $    --
                                                   =======    =======      =======       =======

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability related to its SERP plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The cumulative additional liability totaled $675,000 and $1,130,000 at December 31, 2001 and 2000, respectively, and has been offset by intangible assets to the extent of previously unrecognized prior service costs.

     Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 2001 and 2000 is 7.5 percent and 7.75 percent, respectively, including adjustments for specific attributes of the Company's pension plan (e.g. duration of payments) made in consultation with the Company's actuaries. The rate of increase in future compensation levels is 3.0 percent at December 31, 2001 and 2000, and the expected long-term rate of return on assets is 9.5 percent.

OTHER POSTRETIREMENT BENEFITS

     The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 132.

     Net periodic postretirement benefit cost for the years ended December 31, 2001, 2000 and 1999 included the following components (in thousands):

                                                              2001    2000    1999
                                                              ----    ----    ----
Service cost of benefits earned.............................  $103    $108    $107
Interest cost on accumulated postretirement benefit
  obligation................................................   404     389     306
                                                              ----    ----    ----
Net periodic postretirement benefit cost....................  $507    $497    $413
                                                              ====    ====    ====

     Postretirement benefits totaling $650,000, $683,000 and $550,000 were paid during 2001, 2000 and 1999, respectively.

     The accrued postretirement benefit cost as of December 31, 2001 and 2000 consists of the following (in thousands):

                                                               2001       2000
                                                              -------    -------
Change in benefit obligation:
  Projected benefit obligation at end of prior year.........  $ 5,234    $ 4,656
     Service cost...........................................      103        108
     Interest cost..........................................      404        389
     Actuarial loss.........................................    1,017        189
     Acquisition............................................      140        575
     Benefits paid..........................................     (650)      (683)
                                                              -------    -------
  Projected benefit obligation at end of year...............  $ 6,248    $ 5,234
                                                              =======    =======
Funded status...............................................  $(6,248)   $(5,234)
Unrecognized net loss.......................................    1,954        966
                                                              -------    -------
Net amount recognized.......................................  $(4,294)   $(4,268)
                                                              =======    =======

     The accumulated postretirement benefit obligations at December 31, 2001 and 2000 were determined using a weighted average discount rate of 7.5 percent and
7.75 percent, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 9.0 percent in 2001, decreasing 0.5 percent each year to 4.5 percent by the year 2010. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $692,000 and would increase net periodic postretirement benefit cost by approximately $61,000 for the year ended December 31, 2001.

9.   INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

     The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                                                2001      2000     1999
                                                              --------   ------   -------
Current:
  Federal...................................................  $(22,913)  $2,650   $11,063
  State.....................................................     1,199    3,056     3,081
                                                              --------   ------   -------
                                                               (21,714)   5,706    14,144
Deferred....................................................    15,811     (221)    8,998
                                                              --------   ------   -------
                                                              $ (5,903)  $5,485   $23,142
                                                              ========   ======   =======

     The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                              2001     2000    1999
                                                              -----    ----    ----
Federal statutory tax rate..................................  (35.0)%  35.0%   35.0%
State taxes, net of federal tax benefit.....................   (2.4)    2.4     2.7
Other.......................................................    4.3     2.8    (1.6)
                                                              -----    ----    ----
Effective tax rate..........................................  (33.1)%  40.2%   36.1%
                                                              =====    ====    ====

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred income tax assets:
  Deferred employee benefits................................  $  1,078   $  1,258
  Postretirement benefits other than pension................       810        879
  Accounts receivable.......................................       554        602
  Insurance.................................................     1,259      2,121
  Tax loss carryforwards and credits........................    11,934     15,484
  Inventories...............................................     2,261      1,498
  Other.....................................................     3,348      3,006
                                                              --------   --------
     Total deferred income tax assets.......................    21,244     24,848
                                                              --------   --------
Deferred income tax liabilities:
  Depreciation and amortization.............................   (69,018)   (63,866)
  Asset revaluation.........................................    (3,846)    (3,846)
  Postemployment benefits...................................    (5,060)    (2,190)
  Losses on contractual sales commitments...................    (4,244)    (1,578)
  Other.....................................................       (42)        (9)
                                                              --------   --------
     Total deferred income tax liabilities..................   (82,210)   (71,489)
                                                              --------   --------
Valuation allowance.........................................    (5,794)    (4,308)
                                                              --------   --------
                                                              $(66,760)  $(50,949)
                                                              ========   ========

     At December 31, 2001, the Company has state net operating losses of $9,339,000 which will expire in varying amounts between 2004 and 2021. The Company has a valuation allowance of $3,356,000 at December 31, 2001 for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $2,595,000 which will expire in varying amounts between 2004 and 2016. The Company recorded a valuation allowance of $2,438,000 at December 31, 2001 for estimated future impairment related to the state tax credit carryforwards.

10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
2001:
Sales.........................................    $233,088    $229,759    $234,851    $215,988
  Gross profit................................      54,681      64,144      62,044      52,645
  Net (loss) income...........................     (10,826)        376         955      (5,107)
  Diluted (loss) income per common share......    $  (0.38)   $   0.01    $   0.03    $  (0.18)
2000:
  Sales.......................................    $260,850    $268,631    $249,592    $235,542
  Gross profit................................      66,464      70,378      60,713      57,539
  Net income (loss)...........................       2,161       9,486      (2,542)       (930)
  Diluted income (loss) per common share......    $   0.07    $   0.37    $  (0.10)   $  (0.03)

11.   SEGMENT INFORMATION

     The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 7.3 percent of the Company's sales for 2001 and 6.4 percent for 2000 and 1999.

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

     The following table presents certain business segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
Sales (aggregate):
  Paperboard.........................................    $  462,326    $  566,060    $  536,612
  Tube, core, and composite container................       265,985       281,613       269,112
  Carton and custom packaging........................       325,743       309,118       256,037
                                                         ----------    ----------    ----------
     Total...........................................    $1,054,054    $1,156,791    $1,061,761
                                                         ==========    ==========    ==========
Less sales (intersegment):
  Paperboard.........................................    $  135,854    $  136,796    $  120,465
  Tube, core, and composite container................         3,921         4,389         3,877
  Carton and custom packaging........................           593           991           491
                                                         ----------    ----------    ----------
     Total...........................................    $  140,368    $  142,176    $  124,833
                                                         ==========    ==========    ==========

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
Sales (external customers):
  Paperboard.........................................    $  326,472    $  429,264    $  416,147
  Tube, core, and composite container................       262,064       277,224       265,235
  Carton and custom packaging........................       325,150       308,127       255,546
                                                         ----------    ----------    ----------
     Total...........................................    $  913,686    $1,014,615    $  936,928
                                                         ==========    ==========    ==========
Operating income:
  Paperboard (A).....................................    $   31,418    $   28,477    $   58,686
  Tube, core, and composite container................         7,051        18,483        20,715
  Carton and custom packaging (B)....................         2,706         8,673        13,010
                                                         ----------    ----------    ----------
                                                             41,175        55,633        92,411
Corporate expense (C)................................       (14,484)      (13,768)      (11,878)
                                                         ----------    ----------    ----------
Operating income.....................................        26,691        41,865        80,533
Interest expense.....................................       (41,153)      (34,063)      (25,456)
Interest income......................................           986           412           603
Equity in (loss) income of unconsolidated
  affiliates.........................................        (2,610)        6,533         9,224
Other, net...........................................        (1,904)         (918)         (459)
                                                         ----------    ----------    ----------
(Loss) income before income taxes and minority
  interest...........................................       (17,990)       13,829        64,445
Minority interest....................................           180          (169)         (356)
(Benefit) provision for income taxes.................        (5,903)        5,485        23,142
Extraordinary loss from early extinguishment of debt,
  net of tax benefit.................................        (2,695)           --            --
                                                         ----------    ----------    ----------
     Net (loss) income...............................    $  (14,602)   $    8,175    $   40,947
                                                         ==========    ==========    ==========
Identifiable assets:
  Paperboard.........................................    $  400,035    $  429,646    $  456,343
  Tube, core, and composite container................       134,462       134,069       126,994
  Carton and custom packaging........................       252,207       275,408       242,925
  Corporate..........................................       174,277        94,974        53,618
                                                         ----------    ----------    ----------
     Total...........................................    $  960,981    $  934,097    $  879,880
                                                         ==========    ==========    ==========
Depreciation and amortization:
  Paperboard.........................................    $   35,916    $   36,623    $   31,410
  Tube, core, and composite container................         7,537         7,196         7,580
  Carton and custom packaging........................        16,827        15,531        12,657
  Corporate..........................................         3,043         1,508         1,094
                                                         ----------    ----------    ----------
     Total...........................................    $   63,323    $   60,858    $   52,741
                                                         ==========    ==========    ==========
Capital expenditures, excluding acquisitions of
  businesses:
  Paperboard.........................................    $   15,334    $   28,953    $   23,745
  Tube, core, and composite container................         6,536        12,274         4,550
  Carton and custom packaging........................         4,718        15,495         5,305
  Corporate..........................................         1,471         1,584         2,096
                                                         ----------    ----------    ----------
     Total...........................................    $   28,059    $   58,306    $   35,696
                                                         ==========    ==========    ==========

---------------

(A) Results for 2001 include a charge to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill. Results for 2001 also include a $7,100,000 reduction in reserves relating to expiring unfavorable supply contracts at the Sprague paperboard mill. Results for 2000 include charges to operations of $6,913,000 and $8,564,000 for restructuring costs related to the closing of the Baltimore, Maryland and Camden, New Jersey paperboard mills, respectively. These were related to the paperboard segment and are reflected in the segment's operating income. (Note 12)

(B) Results for 2001 include a charge to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. This charge was related to the carton and custom packaging segment and is reflected in the segment's operating income. (Note 12)

(C) Results for 2000 include a nonrecurring charge of $1,300,000 related to the settlement of a dispute over abandoned property.

12.   RESTRUCTURING AND OTHER NONRECURRING COSTS

     In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6,913,000. The plan to close the mill was adopted in conjunction with the Company's ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6,913,000 charge included a $5,696,000 noncash asset impairment charge to write-down machinery and equipment to estimated net realizable value. The charge also included a $604,000 accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613,000 accrual for other exit costs. All exit costs were paid as of December 31, 2000. As of December 31, 2001, one employee remained to assist in marketing the land and building. The Company will complete the exit plan upon the sale of the property, which is anticipated to occur prior to December 31, 2002. The mill closure did not have a material impact on the Company's operations.

     In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8,564,000. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company's largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8,564,000 charge included a $7,038,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $558,000 accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968,000 accrual for other exit costs. The remaining other exit costs will be paid by June 30, 2002. As of December 31, 2001, no employees remained at the mill. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2002. This mill contributed sales and operating income of $12,400,000 and $1,200,000, respectively, for the nine months ended September 30, 2000 and $20,500,000 and $2,100,000, respectively, for the year ended December 31, 1999.

     The following is a summary of restructuring activity from plan adoption to December 31, 2001:

                                                          SEVERANCE AND
                                                              OTHER
                                              ASSET        TERMINATION     OTHER EXIT
                                            IMPAIRMENT      BENEFITS         COSTS         TOTAL
                                            ----------    -------------    ----------    ----------
2000 provision..........................    $7,038,000      $ 558,000      $ 968,000     $8,564,000
  Noncash...............................     7,038,000             --             --      7,038,000
                                            ----------      ---------      ---------     ----------
  Cash..................................            --        558,000        968,000      1,526,000
2000 cash activity......................            --       (380,000)      (346,000)      (726,000)
                                            ----------      ---------      ---------     ----------
Balance as of December 31, 2000.........            --        178,000        622,000        800,000
2001 cash activity......................            --       (178,000)      (548,000)      (726,000)
                                            ----------      ---------      ---------     ----------
Balance as of December 31, 2001.........    $       --      $      --      $  74,000     $   74,000
                                            ==========      =========      =========     ==========

     In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of December 31, 2001, one employee remains to assist in the closing of the mill. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2002.

     The following is a summary of restructuring activity from plan adoption to December 31, 2001:

                                                        SEVERANCE AND
                                                            OTHER
                                            ASSET        TERMINATION     OTHER EXIT
                                          IMPAIRMENT      BENEFITS         COSTS          TOTAL
                                          ----------    -------------    ----------    -----------
2001 provision........................    $2,237,000     $ 1,221,000     $ 989,000     $ 4,447,000
  Noncash.............................     2,237,000              --            --       2,237,000
                                          ----------     -----------     ---------     -----------
  Cash................................            --       1,221,000       989,000       2,210,000
2001 cash activity....................            --      (1,221,000)     (597,000)     (1,818,000)
                                          ----------     -----------     ---------     -----------
Balance as of December 31, 2001.......    $       --     $        --     $ 392,000     $   392,000
                                          ==========     ===========     =========     ===========

     In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2,636,000. The $2,636,000 charge included a $1,750,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $464,000 accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422,000 accrual for other exit costs. All exit costs were paid as of December 31, 2001. As of December 31, 2001, no employees remained at the plant.

     The following is a summary of restructuring activity from plan adoption to December 31, 2001:

                                                          SEVERANCE AND
                                                              OTHER
                                              ASSET        TERMINATION     OTHER EXIT
                                            IMPAIRMENT      BENEFITS         COSTS         TOTAL
                                            ----------    -------------    ----------    ----------
2001 provision..........................    $1,750,000      $ 464,000      $ 422,000     $2,636,000
  Noncash...............................     1,750,000             --             --      1,750,000
                                            ----------      ---------      ---------     ----------
  Cash..................................            --        464,000        422,000        886,000
2001 cash activity......................            --       (464,000)      (422,000)      (886,000)
                                            ----------      ---------      ---------     ----------
Balance as of December 31, 2001.........    $       --      $      --      $      --     $       --
                                            ==========      =========      =========     ==========

     In December 2000, the Company recognized nonrecurring costs of $1,300,000 related to the settlement of a dispute over abandoned property.

13.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table sets forth the fair values and carrying amounts of the Company's significant financial instruments where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices.

                                                                  FAIR      CARRYING
                                                                 VALUE      AMOUNT(1)
                                                                --------    ---------
9 7/8 percent senior subordinated notes.....................    $299,250    $283,563
7 1/4 percent senior notes..................................      28,130      25,449
7 3/8 percent senior notes..................................     196,000     198,897
                                                                --------    --------
                                                                $523,380    $507,909
                                                                ========    ========

---------------

(1) The carrying amount excludes the $7,418,000 adjustment for the fair value of the interest rate swap agreements discussed in Note 5.

14.   SUBSEQUENT EVENTS

     In January 2002, the Company completed a third amendment to its senior credit facility that modified the definitions of "Interest Expense", "Premier Boxboard Interest Expense" and "Standard Gypsum Interest Expense" to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to
2.25:1.0, and the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

     Also in January 2002, the Company entered into agreements with the PBL and Standard Gypsum lenders that correspond to the amendments made in the third amendment to the senior credit facility described above, in order to avoid events of default under those guarantees resulting from a violation of the interest ratio coverage covenants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caraustar Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 5, 2002

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Russell M. Robinson, II, Chairman of the Company's Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company's principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 120,000 of the Company's common shares as of March 22, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. Documents filed as part of the Report

          (1) The following financial statements of the Company and Report of Independent Public Accountants are included in Part II, Item 8 above.

           CONSOLIDATED FINANCIAL STATEMENTS:

                Consolidated Balance Sheets as of December 31, 2001 and 2000

                Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

     b. Reports on Form 8-K.

          We filed two current reports on Form 8-K and furnished Regulation FD disclosure in one current report during the quarter ending December 31, 2001. The first report, filed on October 10, 2001, incorporated by reference the contents of our press release announcing our expected financial results for the period ended September 30, 2001.

          The second report, dated November 7, 2001, furnished excerpts from a management presentation under Item 9 of Form 8-K.

          The third report, filed on December 20, 2001, incorporated by reference the contents of our press release announcing our expected financial results for the fourth quarter of 2001.

                                  SCHEDULE II
                           CARAUSTAR INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO
                                                      BEGINNING    COSTS AND                  BALANCE AT
                                                       OF YEAR      EXPENSES    DEDUCTIONS*   END OF YEAR
                                                      ----------   ----------   -----------   -----------
1999: Allowances for doubtful accounts receivable,
      returns and discounts.........................    $1,069      $ 4,866       $(3,517)      $2,418
2000: Allowances for doubtful accounts receivable,
      returns and discounts.........................    $2,418      $10,723       $(9,809)      $3,332
2001: Allowances for doubtful accounts receivable,
      returns and discounts.........................    $3,332      $ 9,091       $(8,173)      $4,250

---------------

* Principally charges for which reserves were provided, net of recoveries.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Caraustar Industries, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated February 5, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a.(2) is the responsibility of the Company's management, presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
-------------------------------------
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 5, 2002

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

                                          CARAUSTAR INDUSTRIES, INC.

                                          By:     /s/ H. LEE THRASH, III
                                              ----------------------------------
                                              H. Lee Thrash, III
                                              Vice President and Chief Financial
                                                  Officer

                                          Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in
the capacities indicated on           .

                         SIGNATURE
                         ---------
                    /s/ THOMAS V. BROWN
------------------------------------------------------------
   Thomas V. Brown, President and Chief Executive Officer
          (Principal Executive Officer); Director

                   /s/ H. LEE THRASH, III
------------------------------------------------------------
   H. Lee Thrash, III, Vice President and Chief Financial
                          Officer
          (Principal Financial Officer); Director

                  /s/ WILLIAM A. NIX, III
------------------------------------------------------------
     William A. Nix, III, Vice President, Treasurer and
                         Controller
               (Principal Accounting Officer)

                /s/ RUSSELL M. ROBINSON, II
------------------------------------------------------------
       Russell M. Robinson, II, Chairman of the Board

                   /s/ RALPH M. HOLT, JR.
------------------------------------------------------------
                Ralph M. Holt, Jr., Director

                  /s/ JAMES H. HANCE, JR.
------------------------------------------------------------
               James H. Hance, Jr., Director

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.01     --   Amended and Restated Articles of Incorporation of the
               Company (Incorporated by reference -- Exhibit 3.01 to Annual
               Report for 1992 on Form 10-K [SEC File No. 0-20646])
 3.02+    --   Third Amended and Restated Bylaws of the Company
 4.01     --   Specimen Common Stock Certificate (Incorporated by
               reference -- Exhibit 4.01 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
 4.02     --   Articles 3 and 4 of the Company's Amended and Restated
               Articles of Incorporation (included in Exhibit 3.01)
 4.03     --   Article II of the Company's Third Amended and Restated
               Bylaws (included in Exhibit 3.02)
 4.04     --   Amended and Restated Rights Agreement, dated as of May 24,
               1999, between Caraustar Industries, Inc. and The Bank of New
               York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File
               No. 020646])
 4.05     --   Indenture, dated as of June 1, 1999, between Caraustar
               Industries, Inc. and The Bank of New York, as Trustee,
               regarding The Company's 7 3/8% Notes due 2009 (Incorporated by reference -- Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
 4.06     --   First Supplemental Indenture, dated as of June 1, 1999,
               between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference -- Exhibit 4.06 to
               report on Form 10-Q for the quarter ended June 30, 1999 [SEC
               File No. 0-20646])
 4.07     --   Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company's 7 3/8%
               Notes due 2009 (Incorporated by reference -- Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000
               [SEC File No. 0-20646])
10.01     --   Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee,
               regarding the Company's 7 1/4% Senior Notes due 2010
               (Incorporated by reference -- Exhibit 10.01 to report on
               Form 10-K for the year ended December 31, 2000 [SEC File No.
               0-20646])
10.02     --   Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee,
               regarding the Company's 9 7/8% Senior Subordinated Notes due
               2011 (Incorporated by reference -- Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File
               No. 0-20646])
10.03     --   Credit Agreement, dated as of March 29, 2001, among the
               Company, certain subsidiaries of the Company, various
               lenders, Bank of America, N.A., as Administrative Agent,
               Banc of America Securities LLC and Deutsche Banc Alex. Brown
               Inc. as Joint Lead Arrangers and Joint Book Managers and
               Credit Suisse, First Boston and Credit Lyonnais New York
               Branch as Co-Documentation Agents (Incorporated by
               reference -- Exhibit 10.03 to report on Form 10-K for the
               year ended December 31, 2000 [SEC File No. 0-20646])
10.04     --   Amendment No. 1 to Credit Agreement, dated as of September
               10, 2001, by and among the Company, as borrower, certain
               subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America,
               N.A., as Administrative Agent (Incorporated by
               Reference -- Exhibit 10.04 to report on Form 10-Q for the
               quarter ended September 30, 2001 [SEC File No. 0-20646]
10.05+    --   Amendment No. 2 to Credit Agreement, dated as of November
               30, 2001, by and among the Company, as borrower, certain
               subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America,
               N.A., as Administrative Agent.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.06+    --   Amendment No. 3 to Credit Agreement, dated as of January 22,
               2002, by and among the Company, as borrower, certain
               subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America,
               N.A., as Administrative Agent
10.07     --   Purchase Agreement, dated as of March 22, 2001, between the
               Company and Credit Suisse First Boston Corporation, Banc of
               America Securities LLC, Deutsche Banc Alex. Brown Inc. and
               SunTrust Equitable Securities Corporation (Incorporated by
               reference -- Exhibit 10.04 to report on Form 10-K for the
               year ended December 31, 2000 [SEC File No. 0-20646])
10.08     --   Registration Rights Agreement, dated as of March 22, 2001, between the Company, certain subsidiaries of the Company and
               Credit Suisse First Boston Corporation, Banc of America
               Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust
               Equitable Securities Corporation (Incorporated by
               reference -- Exhibit 10.05 to report on Form 10-K for the
               year ended December 31, 2000 [SEC File No. 0-20646])
10.09*    --   Employment Agreement, dated December 31, 1990, between the
               Company and Thomas V. Brown (Incorporated by
               reference -- Exhibit 10.06 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.10*    --   Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference -- Exhibit 10.08 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.11*    --   1987 Executive Stock Option Plan (Incorporated by
               reference -- Exhibit 10.09 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.12*    --   1993 Key Employees' Share Ownership Plan (Incorporated by
               reference -- Exhibit 10.10 to Registration Statement on Form
               S-1 [SEC File No. 33-50582])
10.13*    --   Incentive Bonus Plan of the Company (Incorporated by
               reference -- Exhibit 10.10 to Annual Report for 1993 on Form
               10-K [SEC File No. 0-20646])
10.14*    --   1996 Director Equity Plan of the Company (Incorporated by
               reference -- Exhibit 10.12 to report on Form 10-Q for the
               quarter ended March 31, 1996 [SEC File No. 0-20646])
10.15*    --   Amendment No. 1 to the Company's 1996 Director Equity Plan,
               dated July 16, 1998 (Incorporated by reference -- Exhibit
               10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC
               File No. 0-20646])
10.16*    --   Second Amended and Restated 1998 Key Employee Incentive
               Compensation Plan (Incorporated by reference -- Exhibit
               10.13 to report on Form 10-Q for the quarter ended March 31,
               2001 [SEC File No. 0-20646])
10.17     --   Asset Purchase Agreement between Caraustar Industries, Inc.,
               Sprague Paperboard, Inc. and International Paper Company,
               dated as of March 4, 1999 (Incorporated by reference --
               Exhibit 10.17 to report on Form 10-Q for the quarter ended
               March 31, 1999 [SEC File No. 0-20646])
10.18     --   Paperboard Agreement, dated as of April 10, 1996 between the
               Company and Georgia-Pacific Corporation (Incorporated by
               reference -- Exhibit 10.06 to report on Form 10-Q for the
               quarter ended September 30, 2000 [SEC File No. 0-20646])
10.19+    --   Guaranty Agreement, dated as of July 30, 1999, as amended, of the Company in favor of SunTrust Bank Atlanta
10.20+    --   Second Amended and Restated Parent Guaranty, dated as of
               August 1, 1999, as amended, of the Company in favor of
               Toronto-Dominion (Texas), Inc., as Administrative Agent
10.21+    --   Partnership Agreement of Standard Gypsum L.P.
10.22+    --   Operating Agreement of Premier Boxboard Limited LLC

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
12.01+    --   Computation of Ratio of Earnings to Fixed Charges
21.01+    --   Subsidiaries of the Company
23.01+    --   Consent of Arthur Andersen LLP
99.01+    --   Letter from the Company to the SEC with respect to
               representations received from Arthur Andersen LLP

---------------

+ Filed herewith
* Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.

                                (CARAUSTAR LOGO)