Form 10-Q
period 2002-03-31
CARAUSTAR INDUSTRIES INC
filed 2002-05-14
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

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

Yes ☒                     No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, May 3, 2002.

Common Stock, $.10 par value	27,856,107

(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

CARAUSTAR INDUSTRIES, INC.

		Page

PART I —	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and March 31, 2001	4
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and March 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-month periods ended March 31, 2002 and March 31, 2001	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	31
Signatures		32
Exhibit Index		33

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,450	$64,244
Receivables, net of allowances	102,710	86,297
Inventories	97,970	101,823
Refundable income taxes	17,563	17,949
Other current assets	20,047	16,456

Total current assets	305,740	286,769

PROPERTY, PLANT AND EQUIPMENT:
Land	12,620	12,620
Buildings and improvements	137,438	135,727
Machinery and equipment	628,542	625,691
Furniture and fixtures	14,509	14,326

	793,109	788,364
Less accumulated depreciation	(352,157)	(337,988)

Property, plant and equipment, net	440,952	450,376

GOODWILL, net	146,465	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	61,289	62,285

OTHER ASSETS	14,486	15,086

	$968,932	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$48	$48
Accounts payable	56,299	52,133
Accrued liabilities	48,400	37,749
Dividends payable	0	833

Total current liabilities	104,747	90,763

LONG-TERM DEBT, less current maturities	497,848	508,691

DEFERRED INCOME TAXES	66,915	66,760

DEFERRED COMPENSATION	1,666	1,741

OTHER LIABILITIES	16,816	12,512

MINORITY INTEREST	913	935

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, none issued	0	0
Common stock, $.10 par value; 60,000,000 shares authorized, 27,856,839 and 27,853,897 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	2,785	2,785
Additional paid-in capital	180,120	180,116
Retained earnings	97,987	97,488
Accumulated other comprehensive loss	(865)	(810)

	280,027	279,579

	$968,932	$960,981

The accompanying notes are an integral part of these financial statements.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
SALES	$222,163	$233,088
COST OF SALES	165,480	178,407

Gross profit	56,683	54,681
FREIGHT COSTS	13,021	12,986
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,995	36,717
RESTRUCTURING COSTS	0	7,083

Operating income (loss)	9,667	(2,105)
OTHER (EXPENSE) INCOME:
Interest expense	(9,302)	(9,210)
Interest income	376	88
Equity in income (loss) of unconsolidated affiliates	3	(1,585)
Other, net	(32)	278

	(8,955)	(10,429)

INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	712	(12,534)
MINORITY INTEREST	23	(28)
PROVISION (BENEFIT) FOR INCOME TAXES	236	(4,431)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS	499	(8,131)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	0	(2,695)

NET INCOME (LOSS)	$499	$(10,826)

BASIC
INCOME (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$0.02	$(0.29)
EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$(0.10)

NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.39)

Weighted average number of shares outstanding	27,857	27,815

DILUTED
INCOME (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$0.02	$(0.29)
EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$(0.10)

NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.39)

Diluted weighted average number of shares outstanding	27,888	27,815

The accompanying notes are an integral part of these financial statements.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Cash provided by (used in)
Operating activities:
Net income (loss)	$499	$(10,826)
Extraordinary loss from early extinguishment of debt	0	4,305
Depreciation and amortization	15,492	15,398
Restructuring costs	0	3,987
Other noncash adjustments	189	(6,320)
Equity in income or loss of unconsolidated affiliates, net of distributions	997	1,585
Changes in current assets and liabilities	(1,145)	(2,735)

Net cash provided by operating activities	16,032	5,394

Investing activities:
Purchases of property, plant and equipment	(5,832)	(11,826)
Acquisition of businesses, net of cash acquired	0	(34)
Other	967	(716)

Net cash used in investing activities	(4,865)	(12,576)

Financing activities:
Proceeds from senior credit facility	0	18,000
Repayments of senior credit facility	0	(212,000)
Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	0	291,200
Repayments of other long and short-term debt	(6,581)	(67,051)
7.74% senior notes prepayment penalty	0	(3,565)
Dividends paid	(833)	(4,698)
Other	(547)	(1,375)

Net cash (used in) provided by financing activities	(7,961)	20,511

Net increase in cash and cash equivalents	3,206	13,329
Cash and cash equivalents at beginning of period	64,244	8,900

Cash and cash equivalents at end of period	$67,450	$22,229

Supplemental Disclosures:
Cash payments for interest	$3,167	$7,092

Cash payments for income taxes	$22	$628

Stock issued for acquisitions	$0	$18,799

The accompanying notes are an integral part of these financial statements.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(UNAUDITED)

Note 1.	Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements, therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Inventory

During the second quarter of 2001, the Company completed a restructuring within the carton and custom packaging segment whereby certain subsidiaries were merged into an existing subsidiary in that segment. The restructuring was completed to simplify reporting and facilitate the management of segment operations. In connection with this restructuring, the Company changed, effective June 30, 2001, its inventory costing method of accounting for one of the merged subsidiaries from LIFO to FIFO in order to conform with the methodologies of the surviving subsidiary and all other Company-owned subsidiaries. The accompanying financial statements have been restated for this change. The effect of the change was to increase net assets as of March 31, 2001 by $776,000. The effect on net income for the three months ended March 31, 2001 was $18,000.

Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. As described above, all inventories are valued using the first-in, first-out method.

Inventories at March 31, 2002 and December 31, 2001 were as follows (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials and supplies	$37,536	$40,357
Finished goods and work in process	60,434	61,466

Total inventory	$97,970	$101,823

Note 3.	Comprehensive Income or Loss

Total comprehensive income or loss, consisting of net income or loss plus changes in foreign currency translation adjustment for the three months ended March 31, 2002 and 2001 was income of $444,000 and a loss of $10,964,000, respectively.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

Note 4.	Senior Credit Facility and Other Long Term Debt

At March 31, 2002 and December 31, 2001, total long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2002	2001

Senior credit facility	$—	$—
7 1/4 percent senior notes	25,520	25,449
7 3/8 percent senior notes	189,472	197,716
9 7/8 percent senior subordinated notes	274,656	277,326
Other notes payable	8,248	8,248

Total debt	497,896	508,739
Less current maturities	(48)	(48)

Total long-term debt	$497,848	$508,691

On March 29, 2001, the Company obtained a credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of March 31, 2002, although an aggregate of $10,000,000 in letter of credit obligations were outstanding. The Company intends to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, the Company’s obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1 percent) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the facility as the ratio of the Company’s total debt to its total capitalization). Based on the Company’s leverage ratio at March 31, 2002, the current margins are 2.0 percent for Eurodollar rate loans and 0.75 percent for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5 percent based on the Company’s leverage ratio at March 31, 2002.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

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

The third amendment was completed on January 22, 2002 with an effective date of September 30, 2001. The Company obtained this amendment in order to avoid the occurrence of an event of default under its senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in this agreement. This amendment modified the definitions of “Interest Expense”, “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8 percent senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4 percent senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5 percent and 9.4 percent, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291,200,000 on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company’s former senior credit facility and its 7.74 percent senior notes. In connection with the repayment of the 7.74 percent senior notes, the Company incurred a prepayment penalty of approximately $3,600,000. The Company recorded an extraordinary loss of $2,695,000, which included the prepayment penalty and unamortized issuance costs of $705,000, net of tax benefit of $1,610,000. The difference between issue price and principal amount at maturity of the Company’s 7 1/4 percent senior and 9 7/8 percent senior subordinated notes will be accreted each year as interest expense in its financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than one that is not wholly-owned. Management considers this nonguarantor domestic subsidiary immaterial to investors, therefore, separate financial statements are not presented.

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

During the second and third quarters of 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285,000,000. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185,000,000 of the Company’s fixed rate 9 7/8 percent senior subordinated notes and $100,000,000 of the Company’s fixed rate 7 3/8 percent senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at March 31, 2002 for each of the Company’s interest rate swaps. The

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

March 31, 2002 three-month LIBOR is presented for informational purposes only and does not represent the Company’s actual effective rates in place at March 31, 2002.

			Three-Month
	Notional		LIBOR at
	Amount	Fixed	March 31,	Total
Debt Instrument	(000’s)	Spread	2002	Variable Rate

7 3/8 percent senior notes	$50,000	2.365%	2.031%	4.396%
7 3/8 percent senior notes	25,000	1.445	2.031	3.476
7 3/8 percent senior notes	25,000	1.775	2.031	3.806
9 7/8 percent senior subordinated notes	185,000	4.400	2.031	6.431

In October 2001, the Company unwound its $185,000,000 interest rate swap agreement related to the 9 7/8 percent senior subordinated notes and received $9,093,000 from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed margin that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9,093,000 gain, which is classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The Company executed these transactions in order to take advantage of market conditions.

Under the provisions of SFAS No. 133, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The aggregate fair value of the swap agreements of approximately $11,669,000 as of March 31, 2002 and $7,418,000 as of December 31, 2001 are classified as a component of other long-term liabilities.

Note 5.	New Accounting Pronouncements

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

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted this pronouncement effective January 1, 2002. The Company is required to complete the initial impairment test within six months of adoption of SFAS 142. The Company has completed its initial impairment test and has determined that no impairment of goodwill exists.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS no. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. This pronouncement did not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 6.	Segment Information

The Company operates principally in three business segments based on its products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices.

Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months
	Ended March 31,

	2002	2001

Sales (external customers):
Paperboard	$77,829	$82,798
Tube, core, and composite container	64,858	68,146
Carton and custom packaging	79,476	82,144

Total	$222,163	$233,088

Sales (intersegment):
Paperboard	$32,258	$35,643
Tube, core, and composite container	879	1,002
Carton and custom packaging	157	135

Total	$33,294	$36,780

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

	Three Months
	Ended March 31,

	2002	2001

Operating income (loss):
Paperboard(A)	$9,291	$(212)
Tube, core, and composite container	3,273	3,028
Carton and custom packaging(B)	1,092	(978)

Total	13,656	1,838
Corporate expense	(3,989)	(3,943)

Operating income (loss)	9,667	(2,105)
Interest expense	(9,302)	(9,210)
Interest income	376	88
Equity in income (loss) of unconsolidated affiliates	3	(1,585)
Other, net	(32)	278

Income (loss) before income taxes, minority interest and extraordinary loss	$712	$(12,534)

(A)	Results for 2001 include a charge to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill. This charge was related to the paperboard segment and is reflected in the segment’s operating income. (Note 8)

(B)	Results for 2001 include a charge to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. This charge was related to the carton and custom packaging segment and is reflected in the segment’s operating income. (Note 8)

Note 7.	Goodwill Accounting

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

Loss before extraordinary item, net loss and related losses per share for the first quarter of 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share information):

	Three Months	Loss Per Share
	Ended
	March 31, 2001	Basic	Diluted

Loss before extraordinary item:
Reported loss before extraordinary item	$(8,131)	$(0.29)	$(0.29)
Goodwill amortization	702	0.02	0.02

Adjusted loss before extraordinary item	$(7,429)	$(0.27)	$(0.27)

Net loss:
Reported net loss	$(10,826)	$(0.39)	$(0.39)
Goodwill amortization	702	0.02	0.02

Adjusted net loss	$(10,124)	$(0.37)	$(0.37)

As of January 1, 2002, goodwill of $146,500,000 (net of $20,500,000 of amortization) was attributable to the Company’s segments as follows: $77,700,000 for Paperboard, $25,600,000 for Tube, Core and Composite Container and $43,200,000 for Carton and Custom Packaging. During the first quarter of 2002, no goodwill was acquired, impaired or written off.

Note 8.	Restructuring Costs

In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of March 31, 2002, one employee remained to assist in the closing of the mill. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2002.

The following is a summary of restructuring activity from plan adoption to March 31, 2002 (in thousands):

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

2001 provision	$2,237	$1,221	$989	$4,447
Noncash	2,237	—	—	2,237

Cash	—	1,221	989	2,210
2001 cash activity	—	(1,221)	(597)	(1,818)

Balance as of December 31, 2001	—	—	392	392
First quarter 2002 cash activity	—	—	(177)	(177)

Balance as of March 31, 2002	$—	$—	$215	$215

In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

of approximately $2,636,000. The $2,636,000 charge included a $1,750,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $464,000 accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422,000 accrual for other exit costs. All exit costs were paid as of December 31, 2001, and the exit plan was completed.

Note 9.	Litigation

On March 26, 2002, the Company reached a final settlement with a significant customer concerning the dispute regarding the terms of the long-term supply agreement that had been the subject of the Company’s previously reported litigation with the customer. The Company and a wholly-owned subsidiary of the customer have resolved the dispute by entering into a new five-year paperboard supply agreement that provides that the Company will produce and sell to the customer between 0.378 and 0.756 billion square feet (10,000 to 20,000 tons) of paper per year to be used in their ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period that had been a part of that tentative settlement. As a result of the final settlement, the Company’s previously filed suit against the customer in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and the customer’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

Note 10.	Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for income (loss) before extraordinary item (in thousands, except per share information):

	March 31,

	2002	2001

Calculation of Basic Income (Loss) Per Share:
Income (loss) before extraordinary item	$499	$(8,131)
Weighted average number of common shares outstanding	27,857	27,815

Basic income (loss) per share	$0.02	$(0.29)

Calculation of Diluted Income (Loss) Per Share:
Income (loss) before extraordinary item	$499	$(8,131)
Weighted average number of common shares outstanding	27,857	27,815
Effect of dilutive stock options	31	0

Weighted average number of common shares outstanding assuming dilution	27,888	27,815

Diluted income (loss) per share	$0.02	$(0.29)

Approximately 1,756,000 and 1,771,000 common stock equivalents are excluded from the three month periods ended March 31, 2002 and 2001, respectively, diluted income (loss) per common share calculation because such are anti-dilutive.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 37% in the first three months of 2002. The remaining 63% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $65 during 2001 and $60 during the first three months of 2002.

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

Excluding labor, energy is our most significant manufacturing cost. Energy is used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2001, the average energy cost in our mill system was approximately $57 per ton. During the first three months of 2002, energy costs decreased 14.0% to approximately $49 per ton. The decrease was due primarily to decreases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed as we have focused on maximizing the productivity of our existing facilities. We made no acquisitions during the first three months of 2002.

We are a holding company that currently operates our business through 19 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity in which our investment and share of earnings of this venture is immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources” below.

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial condition and results reported based on management’s current estimates.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service.

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have understated the reserve required for excess, obsolete or unsaleable inventory.

Impairment of Long-Lived Assets and Goodwill. We periodically evaluate acquired businesses for potential impairment indicators. Effective January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 7

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

of “Notes to Consolidated Financial Statements” for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our net income and our balance sheet.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We record valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating losses carried forward and state tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could have a material negative impact on our net income and our balance sheet.

Pension and Other Postretirement Benefits. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

Three Months Ended March 31, 2002 and 2001

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsoli-

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

dated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 6 of the consolidated financial statements.

	Three Months Ended
	March 31,
				%
	2002	2001	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	227.0	217.9	9.1	4.2%
Outside purchases	32.0	31.7	0.3	0.9%

Total paperboard tonnage	259.0	249.6	9.4	3.8%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	44.4	46.7	(2.3)	-4.9%
Outside purchases	5.6	6.7	(1.1)	-16.4%

Tube, core and composite container converted products	50.0	53.4	(3.4)	-6.4%
Unconverted paperboard	8.4	7.5	0.9	12.0%

Tube, core and composite container volume	58.4	60.9	(2.5)	-4.1%
Folding carton volume
Paperboard (internal)	22.9	20.0	2.9	14.5%
Outside purchases	25.0	23.4	1.6	6.8%

Folding carton converted products	47.9	43.4	4.5	10.4%
Unconverted paperboard	58.7	54.9	3.8	6.9%

Folding carton volume	106.6	98.3	8.3	8.4%
Gypsum wallboard facing paper volume
Unconverted paperboard	39.7	35.1	4.6	13.1%
Outside purchases (for resale)	—	—	—	—

Gypsum wallboard facing paper volume	39.7	35.1	4.6	13.1%
Other specialty products volume
Paperboard (internal)	16.4	18.7	(2.3)	-12.3%
Outside purchases	1.4	1.6	(0.2)	-12.5%

Other specialty converted products	17.8	20.3	(2.5)	-12.3%
Unconverted paperboard	36.5	35.0	1.5	4.3%

Other specialty products volume	54.3	55.3	(1.0)	-1.8%

Total paperboard tonnage	259.0	249.6	9.4	3.8%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$394	$422	$(28)	-6.6%
Average same-mill recovered fiber cost	60	69	(9)	-13.0%

Paperboard mill gross paper margin	$334	$353	$(19)	-5.4%

Tube and core:
Average net selling price	$771	$797	$(26)	-3.3%
Average paperboard cost	434	453	(19)	-4.2%

Tube and core gross paper margin	$337	$344	$(7)	-2.0%

Sales. Our consolidated sales for the three months ended March 31, 2002 were $222.2 million, a decrease of 4.7% from $233.1 million in the same period of 2001. This decline was due primarily to a decrease in selling prices in all segments, partially offset by increased volume in the paperboard segment.

Total paperboard tonnage for the first quarter of 2002 increased 3.8% to 259.0 thousand tons compared to 249.6 thousand tons in the first quarter of 2001. This increase was primarily due to higher shipments of

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

unconverted paperboard to external customers in the gypsum wallboard facing paper and the folding carton markets. First quarter 2002 outside purchases increased 0.9% to 32.0 thousand tons. Tons sold from paperboard mill production increased 4.2% for the first three months of 2002 to 227.0 thousand tons, compared with 217.9 thousand tons for the same period last year. Total tonnage converted decreased 1.2% for the first quarter of 2002 to 115.7 thousand tons compared to 117.1 thousand tons in the first quarter of 2001.

Gross Margin. Gross margin for the first three months of 2002 increased to 25.5% of sales from 23.5% in the same period in 2001. This margin increase was due primarily to improved margins in the paperboard segment. Despite lower selling prices in the paperboard segment, margins increased due to higher volume, a decline in recovered fiber and energy costs and cost-cutting efforts that resulted in reduced manufacturing expenses.

Restructuring and Other Nonrecurring Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. During 2001 and the first quarter of 2002, we paid $1.2 million in severance and termination benefits and $774 thousand in other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of March 31, 2002, one employee remained to assist in the closing of the mill. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2002.

In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $464 thousand accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan and a $422 thousand accrual for other exit costs. All exit costs were paid as of December 31, 2001, and the exit plan was completed.

Operating Income. Operating income for the first three months of 2002 was $9.7 million, an improvement of $11.8 million from a $2.1 million loss for the same period last year. Included in the first quarter 2001 operating loss was $7.1 million in restructuring charges. Excluding first quarter 2001 restructuring charges, first quarter 2002 operating income increased $4.7 million, or 94.2%, over first quarter 2001 operating income of $5.0 million. We adopted SFAS No. 142 effective January 1, 2002. This new accounting standard discontinues the amortization of acquisition-related goodwill and other intangible assets with indefinite lives and establishes new methods for testing the impairment of such assets. Excluding goodwill amortization expense and restructuring charges, first quarter 2001 operating income was $6.1 million. The increase in operating income in the first three months of 2002 over the same period last year was primarily due to higher volume in the paperboard segment, combined with lower energy costs, partially offset by lower margins in the carton and custom packaging segment. The lower margins in the carton and custom packaging segment were due to lower selling prices resulting from intense competition in that market.

Selling, general and administrative expenses decreased by $2.7 million, or 7.4%, in the first quarter of 2002 compared to the first quarter of 2001. This decrease was attributable primarily to the discontinuation of goodwill amortization expense in the first quarter of 2002, as described above, combined with decreased expenses in the paperboard segment due to cost-cutting efforts.

In April 1999, we purchased International Paper Company’s Sprague boxboard mill located in Versailles, Connecticut. This acquisition has had a significant impact on our earnings since that time. Sprague incurred an operating loss of $1.4 million in the first three months of 2002, which is an improvement of $3.7 million over first quarter of 2001 operating loss of $5.1 million. The first quarter 2001 loss was attributable to a

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

combination of unfavorable fixed price contracts and low capacity utilization. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. We have made significant progress in quality and cost and are beginning to realize the benefits. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague’s financial performance to improve with increases in sales volume. Although we expect losses at Sprague to continue to decline, in light of current difficult industry conditions, we do not expect Sprague to be profitable until at least the second half of 2002.

Other Income (Expense). Interest expense for the first three months of 2002 was $9.3 million versus $9.2 million in the same period of 2001. This slight increase was due to higher outstanding debt balances at higher interest rates, which were offset by savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $3 thousand in the first quarter of 2002, an improvement of $1.6 million from equity in loss of $1.6 million in the first quarter of 2001. This increase was primarily due to improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, partially offset by lower operating results for Premier Boxboard Limited LLC, our paper mill joint venture. Standard Gypsum’s operating results improved primarily due to increased volume and selling prices in the gypsum wallboard market, while Premier Boxboard Limited’s operating results declined primarily due to lower volume. Both of these joint ventures are with Temple-Inland.

Net Income (Loss). Net income for the first three months of 2002 was $499 thousand, or $0.02 net income per common share on a diluted basis, compared to a net loss of $10.8 million, or $0.39 net loss per common share on a diluted basis, for the same period last year. As discussed above, our results for the first three months of 2001 included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.1 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for the first three months of 2001 was an extraordinary loss of $4.3 million related to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Net loss before extraordinary loss and excluding restructuring charges for the first quarter of 2001 was $3.7 million, or $0.13 net loss per common share on a diluted basis, and, after further excluding amortization of goodwill for the first quarter of 2001, net loss was $3.0 million, or $0.11 net loss per common share on a diluted basis.

Events of September 11, 2001. The horrific terrorist attacks against the United States and their aftermath did not, during 2001 or the first three months of 2002, and are not currently expected to, have a direct material effect on our operations. However, to the extent that those events, other terrorist activities, the U.S. military response and the resulting uncertainties have adversely affected, or will continue to adversely affect, the United States economy in general, sectors on which we depend in particular, and the U.S. capital markets, our results of operations, financial condition and stock price have been, and could continue to be, adversely affected.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results are discussed further in this Report under “Risk Factors.” We generated $16.0 million in cash from operations in the first quarter of 2002 and increased our cash balance by $3.2 million. We believe that our existing cash and liquidity position will be further strengthened through the sale of the real estate at our Baltimore, Maryland, Camden, New Jersey and Chicago, Illinois paperboard mills, which we anticipate will occur in 2002. Additionally, we received a federal

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

tax refund of approximately $16.0 million in April of 2002 from the carryback of the 2001 net operating loss. If, however, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility.

The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the debt agreements governing these facilities, including the payment of interest and compliance with various covenants and financial maintenance tests. In addition, as described below under “— Joint Venture Financings,” to the extent we are unable to comply with financial maintenance tests under our senior credit facility, we will fail to comply with identical financial maintenance covenant tests under our guarantees of the credit facilities of our joint ventures, which could potentially materially and adversely affect us through a series of cross-defaults under both our joint ventures’ and our own obligations if we were unable to obtain appropriate waivers or amendments with respect to the underlying violations and any related cross-defaults.

At March 31, 2002, we were in compliance with the leverage ratio and interest coverage ratio, respectively, under both our senior credit facility and our joint venture guarantees. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see “Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is unlikely that we will breach our covenants under our debt agreements or joint venture guarantees during 2002. We also believe that in the event of such a breach due to a further deterioration in economic or industry conditions, our lenders would provide us with the necessary waivers and amendments. However, we cannot assure you that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture guarantees, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At March 31, 2002 and 2001, and December 31, 2001, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	March 31,
			December 31,
	2002	2001	2001

Senior credit facility	$—	$—	$—
7 1/4% senior notes	25,520	25,243	25,449
7 3/8% senior notes	189,472	198,817	197,716
9 7/8% senior subordinated notes	274,656	274,128	277,326
Other notes payable	8,248	8,306	8,248

Total debt	$497,896	$506,494	$508,739

On March 29, 2001, we completed a series of financing transactions pursuant to which we (i) issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011, (ii) used the proceeds from these notes to repay in full our former senior credit facility and 7.74% senior notes, and (iii) obtained a new $75.0 million senior credit facility. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. Aggregate proceeds from the sale of these notes, net of issuance costs, was approximately $291.2 million. In connection with the repayment of the 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. We recorded an extraordinary loss of $2.7 million, which included the prepayment penalty and unamortized issuance costs of $705 thousand, net of tax benefit of $1.6 million. The difference between issue price and principal amount at maturity of our 7 1/4% senior notes and 9 7/8% senior subordinated notes will be accreted each year as interest expense in our financial statements. These notes are unsecured, but are guaranteed, on a joint and several

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

basis, by all of our domestic subsidiaries, other than one that is not wholly-owned. Management considers this nonguarantor domestic subsidiary immaterial to investors, therefore, separate financial statements are not presented.

Our credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of March 31, 2002 or March 31, 2001; however, an aggregate of $10.0 million in letter of credit obligations were outstanding on March 31, 2002. We intend to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly-owned domestic subsidiaries.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at March 31, 2002, the current margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5% based on our leverage ratio at March 31, 2002.

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

The third amendment was completed on January 22, 2002 with an effective date of September 30, 2001. We obtained this amendment in order to avoid the occurrence of an event of default under our senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in the agreement. This amendment modified the definitions of “Interest Expense,” “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

In 1998, we registered with the SEC a total of $300.0 million in public debt securities for issuance in one or more series and with such specific terms as determined from time to time. On June 1, 1999, we issued

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

$200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our company and pay interest semiannually. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. On February 5, 2002, we purchased $6.75 million in principal amount of our 7 3/8% senior notes on the open market. This purchase will lower our interest expense by approximately $500 thousand annually.

Interest Rate Swaps. During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements decreased interest expense by $2.5 million in the first three months of 2002. We expect our swap agreements to continue to lower our interest expense; however, if the three-month LIBOR increases significantly, our interest expense could be adversely affected. Based on the three-month LIBOR at March 31, 2002, our swaps would reduce our interest expense by approximately $9.6 million for 2002 compared with $3.8 million in 2001. If the three-month LIBOR increases 100 basis points, our savings on interest expense would be reduced by approximately $2.85 million annually.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at March 31, 2002 for each of our interest rate swaps. The March 31, 2002 three-month LIBOR is presented for informational purposes only and does not represent our actual effective rates in place at March 31, 2002.

			Three-Month
	Notional		LIBOR at	Total
	Amount	Fixed	March 31,	Variable
Debt Instrument	(000’s)	Spread	2002	Rate

7 3/8% senior notes	$50,000	2.365%	2.031%	4.396%
7 3/8% senior notes	25,000	1.445	2.031	3.476
7 3/8% senior notes	25,000	1.775	2.031	3.806
9 7/8% senior subordinated notes	185,000	4.400	2.031	6.431

In October 2001, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed margin that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of market conditions.

Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. As described below, we have guaranteed certain obligations of these joint ventures. A default under these guarantees also constitutes a default under the credit facilities of these joint ventures and our senior credit facility. The guarantees also contain independent financial maintenance covenants that are identical to the covenants under our senior credit facility. Accordingly, our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner’s respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8%

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. In January 2002, we entered into agreements with the Premier Boxboard Limited and Standard Gypsum lenders that correspond to the amendments made in the third amendment to the senior credit facility, as described above. At March 31, 2002, we were in compliance with all covenants under these guarantees.

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We have severally and unconditionally guaranteed 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has similarly guaranteed 50% of Standard Gypsum’s obligations. As of March 31, 2002, the outstanding letters of credit totaled approximately $56.2 million, of which one-half (approximately $28.1 million) is guaranteed by us.

Premier Boxboard is the borrower under a credit facility providing for up to $30.0 million in revolving loans (with a subfacility for up to $1.0 million in letters of credit). The credit facility was originally entered into in July 1999 and matures in June 2005. We have severally and unconditionally guaranteed 50% of Premier Boxboard’s obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of Premier Boxboard’s obligations. As of March 31, 2002, the outstanding principal amount of borrowings under the facility (including outstanding letters of credit) was approximately $20.2 million, of which one-half (approximately $10.1 million) is guaranteed by us.

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

Additional contingencies relating to our joint ventures that could affect our liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give us and our joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of the other. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time after April 1, 2001, either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that we are always the party entitled, or obligated, as the case may be, to purchase.

We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and do not anticipate experiencing material liquidity events resulting from either additional capital

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

contributions or buy-sell contingencies with respect to our joint ventures during 2002. We cannot assure you, however, that these assumptions will prove accurate or that such liquidity events will not arise.

Cash from Operations. Cash generated from operations was $16.0 million for the three month period ended March 31, 2002, compared with $5.4 million in the same period of 2001. The increase was due primarily to improved operating results, a distribution from one of our joint ventures and favorable changes in working capital.

Capital Expenditures. Capital expenditures were $5.8 million in the first quarter of 2002 versus $11.8 million in the first quarter of 2001. Aggregate capital expenditures of approximately $23.4 million are anticipated for 2002. To conserve cash, we intend to limit capital expenditures for 2002 to cost reduction, productivity improvement and replacement projects.

Dividends. We paid cash dividends of $833 thousand in the first quarter of 2002 versus $4.7 million in the first quarter of 2001. Since February 2001, we have reduced our dividend payments from $0.18 per issued and outstanding common share to $0.03. Then, in February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions and due to the limitations on dividend payments in our financial covenants. Although our former debt agreements contained no specific limitations on the payment of dividends, our current debt agreements contain certain limitations on the payment of future dividends. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends included in our financial covenants.

Share Repurchases. We did not purchase any shares of our common stock during the first three months of 2002 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. However, our 9 7/8% senior subordinated notes and our senior credit facility limit our ability to purchase our common stock.

Georgia-Pacific Litigation

On March 26, 2002, we reached a final settlement with Georgia-Pacific Corporation concerning the dispute regarding the terms of the long-term supply agreement that had been the subject of our previously reported litigation with Georgia-Pacific. We and G-P Gypsum, a wholly-owned subsidiary of Georgia-Pacific, have resolved the dispute by entering into a new five-year paperboard supply agreement that provides that we will produce and sell to G-P Gypsum between 0.378 and 0.756 billion square feet (10 to 20 thousand tons) of paper per year to be used in G-P Gypsum’s ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period that had been a part of that tentative settlement. As a result of the final settlement, our previously filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and Georgia-Pacific’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

New Accounting Pronouncements

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This pronouncement is effective for all business combinations after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. We adopted this pronouncement effective January 1, 2002. We have completed our initial impairment test, which was required to be completed by June 30, 2002, and have determined that no impairment of goodwill exists. See Note 7 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill accounting.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002. This pronouncement did not have a material impact on our consolidated financial statements upon adoption.

Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified below under “Risk Factors” and other factors discussed elsewhere in this Report and our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. The documents that we file with the Securities and Exchange Commission are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

Our Operating Margins May Be Adversely Affected By Rising Energy Costs.

Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2001, the average energy cost in our mill system was approximately $57 per ton. During the first three months of 2002, energy costs decreased to approximately $49 per ton. The decrease was due primarily to decreases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We have not been able to pass through to our customers all of the energy cost increases we incurred and as a result, our operating margins have been adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

In addition, the September 11, 2001 terrorist attacks and the uncertainties surrounding those events have contributed to the general slowdown in U.S. economic activity. If those events, other terrorist activities, the U.S. military response and the resulting uncertainties continue to adversely affect the United States economy in general, the sectors above may be negatively affected, which would cause our business to be adversely affected.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
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

Acquisitions also involve specific risks. Some of these risks include:

•	assumption of unanticipated liabilities and contingencies;

•	diversion of management’s attention; and

•	possible reduction of our reported asset values and earnings because of:

•	goodwill impairment;

•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses.

As we grow, we can give no assurance that we will be able to:

•	use the increased production capacity of any new or improved facilities;

•	identify suitable acquisition candidates;

•	complete additional acquisitions; or

•	integrate acquired businesses into our operations.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

Our Substantial Indebtedness Could Adversely Affect Our Cash Flow and Our Ability to Fulfill Our Obligations Under Our Indebtedness.

We have a substantial amount of outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited financial statements included in this Report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have guaranteed indebtedness of our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

Our Interest Expense Could Be Adversely Affected By Risks Associated With Our Interest Rate Swap Agreements.

Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2001, we entered into several interest rate swap agreements in order to take advantage of the current market conditions. These agreements converted a significant portion of our fixed rate 9 7/8% senior subordinated notes and our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements have lowered our interest expense, and we expect these agreements to

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

continue to positively affect our interest expense. If, however, the three-month LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

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

The indictment of our former independent auditors, Arthur Andersen LLP, may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 2001, 2000 and 1999, was indicted in March 2002 on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and is currently on trial for such charges. Arthur Andersen LLP has indicated that it intends to contest the indictment vigorously. The Securities and Exchange Commission, or SEC, stated that it will continue accepting financial statements audited by Arthur Andersen LLP so long as Arthur Andersen LLP is able to make specified representations to us. It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to us, including claims that could arise out of Arthur Andersen LLP’s audit of our financial statements included in our periodic reports, prospectuses or registration statements filed with the SEC.

Should we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP and obtain their consent and representations until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005. If prior to that time the SEC ceases accepting financial statements audited by Arthur Anderson LLP or if Arthur Andersen LLP becomes unable to make the representations to us required by the SEC, it is possible that our available audited financial statements for the years ended December  31, 2001, 2000 and 1999 might not satisfy the SEC’s requirements. In that case, we would be unable to access the public capital markets unless Deloitte & Touche LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Anderson LLP. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on our business, profitability and growth prospects.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to our exposure to interest rate market risk.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART II, ITEM 1.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 26, 2002, we reached a final settlement with Georgia-Pacific Corporation concerning the dispute regarding the terms of the long-term supply agreement that had been the subject of our previously reported litigation with Georgia-Pacific. We and G-P Gypsum, a wholly-owned subsidiary of Georgia-Pacific, have resolved the dispute by entering into a new five-year paperboard supply agreement that provides that we will produce and sell to G-P Gypsum between 0.378 and 0.756 billion square feet (10 to 20 thousand tons) of paper per year to be used in G-P Gypsum’s ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period that had been a part of that tentative settlement. As a result of the final settlement, our previously filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and Georgia-Pacific’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended March 31, 2002.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ H. LEE THRASH, III

H. Lee Thrash, III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2002

EXHIBIT INDEX

Exhibit
No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])
4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646]
10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

Exhibit
No.			Description

10.07		—	Purchase Agreement, dated as of March 22, 2001, between the Company and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation (Incorporated by reference — Exhibit 10.04 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.08		—	Registration Rights Agreement, dated as of March 22, 2001, between the Company, certain subsidiaries of the Company and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and SunTrust Equitable Securities Corporation (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.09		—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.10		—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.11		—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.12		—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.13		—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10.14		—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.15		—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.16		—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.17		—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
10.18		—	Paperboard Agreement, dated as of April 10, 1996 between the Company and Georgia-Pacific Corporation (Incorporated by reference — Exhibit 10.06 to report on Form 10-Q for the quarter ended September 30, 2000 [SEC File No. 0-20646])
10.19		—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.20		—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.21		—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.22		—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
11	.01†	—	Computation of Earnings Per Share

† Filed herewith