Form 10-Q
period 2002-06-30
CARAUSTAR INDUSTRIES INC
filed 2002-08-14
CIK 825692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number 0-20646

Caraustar Industries, Inc.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	58-1388387 (I.R.S. Employer Identification Number)

3100 Joe Jerkins Blvd., Austell, Georgia (Address of principal executive offices)	30106 (Zip Code)

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

Yes ☒        No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 1, 2002.

Common Stock, $.10 par value	27,860,869

(Class)	(Outstanding)

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Amendment No. 4 to Credit Agreement
Fifth Amendment to Guaranty Agreement
Fifth Amendment to Parent Guaranty
Asset Purchase Agreement
Earnings Per Share

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

CARAUSTAR INDUSTRIES, INC.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,502	$64,244
Receivables, net of allowances	106,177	86,297
Inventories	100,349	101,823
Refundable income taxes	1,310	17,949
Other current assets	20,083	16,456

Total current assets	314,421	286,769

PROPERTY, PLANT AND EQUIPMENT:
Land	12,620	12,620
Buildings and improvements	138,156	135,727
Machinery and equipment	632,452	625,691
Furniture and fixtures	14,292	14,326

	797,520	788,364
Less accumulated depreciation	(366,989)	(337,988)

Property, plant and equipment, net	430,531	450,376

GOODWILL, net	148,577	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	58,877	62,285

OTHER ASSETS	16,818	15,086

	$969,224	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$48	$48
Accounts payable	62,505	52,133
Accrued liabilities	39,473	37,749
Dividends payable	—	833

Total current liabilities	102,026	90,763

LONG-TERM DEBT, less current maturities	512,140	508,691

DEFERRED INCOME TAXES	66,619	66,760

DEFERRED COMPENSATION	1,598	1,741

OTHER LIABILITIES	4,679	12,512

MINORITY INTEREST	857	935

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 27,857,768 and 27,853,897 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	2,786	2,785
Additional paid-in capital	181,689	180,116
Retained earnings	97,404	97,488
Accumulated other comprehensive loss	(574)	(810)

	281,305	279,579

	$969,224	$960,981

The accompanying notes are an integral part of these financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

SALES	$233,220	$229,759	$455,383	$462,847
COST OF SALES	174,202	165,615	339,682	344,022

Gross profit	59,018	64,144	115,701	118,825
FREIGHT COSTS	14,709	13,444	27,730	26,430
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,396	36,312	70,391	73,029
RESTRUCTURING COSTS	985	—	985	7,083

Operating income	6,928	14,388	16,595	12,283
OTHER (EXPENSE) INCOME:
Interest expense	(9,377)	(11,556)	(18,679)	(20,766)
Interest income	492	217	868	305
Equity in income (loss) of unconsolidated affiliates	1,032	(1,150)	1,035	(2,735)
Other, net	(79)	(791)	(111)	(513)

	(7,932)	(13,280)	(16,887)	(23,709)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(1,004)	1,108	(292)	(11,426)
MINORITY INTEREST	55	65	78	37
(BENEFIT) PROVISION FOR INCOME TAXES	(368)	797	(132)	(3,634)

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(581)	376	(82)	(7,755)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	—	—	—	(2,695)

NET (LOSS) INCOME	$(581)	$376	$(82)	$(10,450)

BASIC
(LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$(0.02)	$0.01	$(0.00)	$(0.28)

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$(0.10)

NET (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.01	$(0.00)	$(0.38)

Weighted average number of shares outstanding	27,857	27,852	27,857	27,834

DILUTED
(LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$(0.02)	$0.01	$(0.00)	$(0.28)

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$(0.10)

NET (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.01	$(0.00)	$(0.38)

Diluted weighted average number of shares outstanding	27,857	27,865	27,857	27,834

     The accompanying notes are an integral part of these financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	June 30,

	2002	2001

Cash provided by (used in)
Operating activities:
Net loss	$(82)	$(10,450)
Extraordinary loss from early extinguishment of debt	—	4,305
Depreciation and amortization	30,896	31,011
Restructuring costs	985	3,987
Other noncash adjustments	(347)	(5,867)
Equity in income or loss of unconsolidated affiliates, net of distributions	1,920	2,735
Changes in current assets and liabilities, net of businesses acquired	7,312	(9,430)

Net cash provided by operating activities	40,684	16,291

Investing activities:
Purchases of property, plant and equipment	(10,701)	(17,868)
Acquisitions of businesses, net of cash acquired	(115)	(34)
Other	875	89

Net cash used in investing activities	(9,941)	(17,813)

Financing activities:
Proceeds from senior credit facility	—	18,000
Repayments of senior credit facility	—	(212,000)
Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	—	291,200
Repayments of other long and short-term debt	(6,581)	(67,109)
7.74% senior notes prepayment penalty	—	(3,565)
Dividends paid	(833)	(7,202)
Other	(1,071)	(1,525)

Net cash (used in) provided by financing activities	(8,485)	17,799

Net change in cash and cash equivalents	22,258	16,277
Cash and cash equivalents at beginning of period	64,244	8,900

Cash and cash equivalents at end of period	$86,502	$25,177

Supplemental Disclosures:
Cash payments for interest	$18,244	$14,504

Cash payments for income taxes	$247	$1,113

Stock issued for acquisitions	$—	$18,799

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Acquisition

In April 2002, the Company acquired the remaining 51 percent of the outstanding stock of Design Tubes Company Limited (“Design Tubes”), Toronto, Ontario, Canada in exchange for shares of a subsidiary of the Company convertible at the holder’s option (for no additional consideration) into approximately 141,000 shares of the Company’s common stock, valued at $1,472,000. The Company originally acquired its minority interest in Design Tubes in November 1998 and accounted for its 49 percent ownership using the equity method. Design Tubes manufactures paperboard tubes and also produces paper tube manufacturing equipment for companies throughout North America. Goodwill in the amount of $1,000,000 was recorded in the connection with the Design Tubes acquisition.

The acquisition was accounted for under the purchase method of accounting, applying the provisions of Statements of Financial Accounting Standards No. 141 and, as a result, the Company recorded the assets and liabilities of the acquired company at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Final allocations of the purchase price will be completed by December 31, 2002. The acquisition is not expected to have a material impact on the operations of the Company.

Note 3. Inventory

During the second quarter of 2001, the Company completed a restructuring within the carton and custom packaging segment whereby certain subsidiaries were merged into an existing subsidiary in that segment. The restructuring was completed to simplify reporting and facilitate the management of segment operations. In connection with this restructuring, the Company changed, effective June 30, 2001, its inventory costing method of accounting for one of the merged subsidiaries from LIFO to FIFO in order to conform with the methodologies of the surviving subsidiary and all other Company-owned subsidiaries. The accompanying financial statements were restated in 2001 for this change. The effect of the change was to increase net assets as of June 30, 2001 by $794,000. The effect on the six month period ended June 30, 2001 net loss was a decrease of $36,000.

Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. As described above, all inventories are valued using the first-in, first-out method.

Inventories at June 30, 2002 and December 31, 2001 were as follows (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials and supplies	$39,462	$40,357
Finished goods and work in process	60,887	61,466

Total inventory	$100,349	$101,823

Note 4. Comprehensive Income or Loss

Total comprehensive income or loss, consisting of net income or loss plus changes in foreign currency translation adjustment for the three months ended June 30, 2002 and 2001 was a loss of $290,000 and income of $390,000, respectively. For the six months ended June 30, 2002 and 2001 total comprehensive income or loss was income of $154,000 and a loss of $10,574,000, respectively.

Note 5. Senior Credit Facility and Other Long-Term Debt

At June 30, 2002 and December 31, 2001, total long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Senior credit facility	$—	$—
7 1/4 percent senior notes	25,594	25,449
7 3/8 percent senior notes	194,387	197,716
9 7/8 percent senior subordinated notes	283,959	277,326
Other notes payable	8,248	8,248

Total debt	512,188	508,739
Less current maturities	(48)	(48)

Total long-term debt	$512,140	$508,691

On March 29, 2001, the Company obtained a credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of June 30, 2002, although an aggregate of $10,000,000 in letter of credit obligations were outstanding. The Company intends to use the facility for working capital, capital expenditures and other general corporate purposes. Although the facility is currently unsecured, the Company’s obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries. In addition, the Company expects that it and its subsidiary guarantors under the senior credit facility will likely be required to provide security to its senior lenders in exchange for proposed modifications to certain compliance covenants as discussed below.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1 percent) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the facility as the ratio of the Company’s total debt to its total capitalization). Based on the Company’s leverage ratio at June 30, 2002, the current margins are 2.0 percent for Eurodollar rate loans and 0.75 percent for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5 percent based on the Company’s leverage ratio at June 30, 2002.

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

During the third and fourth quarters of 2001 and the first and second quarters of 2002, the Company completed four amendments to its senior credit facility agreement. The first amendment, dated September 10, 2001, allows the Company to acquire up to $30,000,000 of its senior subordinated notes so long as no default or event of default exists on the date of the transaction, or will result from the transaction.

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

In connection with the Company’s proposed acquisition of the Smurfit Industrial Packaging Group, the Company entered into a fourth amendment to its senior credit facility in July 2002. The purpose of this amendment was to obtain the lenders' required consent to the consummation of the acquisition, including the incurrence of no less than $50,000,000, but up to $60,000,000 in subordinated financing to fund a portion of the acquisition price, and to lower the minimum allowable tangible net worth for all periods after the effective date of the amendment. Additionally, this amendment increased the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The provisions of the amendment permitting the partial subordinated debt financing for the acquisition are currently effective, and the remainder of the amendment will become effective upon (and only upon) the closing of the acquisition. Under the existing terms of the fourth amendment, and assuming the Company utilizes the financing contemplated by those terms, the Company expects, based on its leverage ratio after giving effect to the acquisition, that the new margins would be 2.75 percent for Eurodollar loans and 1.50 percent for base rate loans and that the new facility fee rate would be 0.55 percent.

In addition, under the existing terms of the fourth amendment, the Company will be required upon the closing of its acquisition of the Smurfit Industrial Packaging Group, to enter into a security agreement under which the Company and its subsidiary guarantors under the senior credit facility will grant a first priority security interest in the Company’s respective accounts receivable and inventory to secure its obligations under the credit facility and its obligations under the Company’s 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard. As provided under the existing terms of the fourth amendment, this security interest does not become effective until the first date on which the Company’s utilization of the credit facility (including the issuance of letters of credit) equals or exceeds 50% of the aggregate commitments and the ratio of the Company’s total debt to EBITDA, measured as of the fiscal quarter then most recently ended, is greater than 4.25 to 1.0. The Company is currently in discussions with the lenders under its senior credit agreement to further modify the terms of the fourth amendment to expand its potential financing options for the acquisition, to modify the maximum permitted leverage ratio covenant beginning with the third quarter of 2002 and to replace the minium interest coverage ratio covenant with a minimum fixed charge ratio covenant beginning with the third quarter of 2002. The company believes these further modifications may, in addition to increasing its flexibility to finance the acquisition, be necessary to enable it to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002. The Company expects that in exchange for these proposed modifications, the Company’s lenders may require increased pricing and immediate effectiveness of the collateral requirement described above. Although the Company expects to be able to obtain these modifications on acceptable terms, it can give no assurance that it will be able to do so. See “Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity Sources and Risks.”

On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285,000,000 of 9 7/8 percent senior subordinated notes due April 1, 2011 and $29,000,000 of 7 1/4 percent senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5 percent and 9.4 percent, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291,200,000 on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company’s former senior credit facility and its 7.74 percent senior notes. In connection with the repayment of the 7.74 percent senior notes, the Company incurred a prepayment penalty of approximately $3,600,000. The Company recorded an extraordinary loss of $2,695,000, which included the prepayment penalty and unamortized issuance costs of $705,000, net of tax benefit of $1,610,000. The difference between issue price and principal amount at maturity of the Company’s 7 1/4 percent senior and 9 7/8 percent senior subordinated notes will be accreted each year as interest expense in its financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than two that are not wholly-owned.

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

During the second and third quarters of 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285,000,000. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185,000,000 of the Company’s fixed rate 9 7/8 percent senior subordinated notes and $100,000,000 of the Company’s fixed rate 7 3/8 percent senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed spread.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at June 30, 2002 for each of the Company’s interest rate swaps. The June 30, 2002 three-month LIBOR is presented for informational purposes only and does not represent the Company’s actual effective rates in place at June 30, 2002.

			Three-Month
	Notional		LIBOR at
	Amount	Fixed	June 30,	Total
Debt Instrument	(000's)	Spread	2002	Variable Rate

7 3/8 percent senior notes	$50,000	2.365%	1.86%	4.225%
7 3/8 percent senior notes	25,000	1.445	1.86	3.305
7 3/8 percent senior notes	25,000	1.775	1.86	3.635
9 7/8 percent senior subordinated notes	185,000	4.400	1.86	6.260

In October 2001, the Company unwound its $185,000,000 interest rate swap agreement related to the 9 7/8 percent senior subordinated notes and received $9,093,000 from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed spread that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9,093,000 gain, which was classified as a component of debt, is accreted to interest expense over the life of the notes and partially offsets the increase in interest expense. The Company executed these transactions in order to take advantage of market conditions. See “Note 13. Subsequent Events” regarding the subsequent August 2002 unwinding of the $185,000,000 interest rate swap agreement related to the 9 7/8 percent senior subordinated notes.

Under the provisions of SFAS No. 133, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. At June 30, 2002 the aggregate fair value of the swap agreements is approximately $2,498,000 and is classified as a component of long-term assets and long-term debt in the accompanying balance sheet. The December 31, 2001 aggregate fair value of the swaps was $7,418,000 and is classified as a component of other long-term liabilities and long-term debt.

Note 6. New Accounting Pronouncements

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 on its financial position and results of operations.

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Note 7. Segment Information

The Company operates principally in three business segments based on its products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding carton and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices.

Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Sales (external customers):
Paperboard	$81,299	$81,993	$159,128	$164,791
Tube, core and composite container	68,942	66,691	133,800	134,837
Carton and custom packaging	82,979	81,075	162,455	163,219

Total	$233,220	$229,759	$455,383	$462,847

Sales (intersegment):
Paperboard	$36,317	$27,849	$68,575	$63,492
Tube, core and composite container	956	953	1,835	1,955
Carton and custom packaging	214	166	371	301

Total	$37,487	$28,968	$70,781	$65,748

Operating income:
Paperboard(A)	$4,621	$13,365	$13,912	$13,153
Tube, core and composite container	3,128	2,193	6,401	5,221
Carton and custom packaging(B)	2,744	1,619	3,836	641

Total	10,493	17,177	24,149	19,015
Corporate expense	(3,565)	(2,789)	(7,554)	(6,732)

Operating income	6,928	14,388	16,595	12,283
Interest expense	(9,377)	(11,556)	(18,679)	(20,766)
Interest income	492	217	868	305
Equity in income (loss) of unconsolidated affiliates	1,032	(1,150)	1,035	(2,735)
Other, net	(79)	(791)	(111)	(513)

(Loss) Income before income taxes, minority interest and extraordinary loss	$(1,004)	$1,108	$(292)	$(11,426)

(A)	Results include a second quarter 2002 charge to operations of $985,000 related to the revised estimate of fixed asset disposals at the Camden and Chicago paperboard mills. Results include first quarter 2001 charges to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill. (See Note 9). Results also include a $3,800,000 reduction in reserves in the second quarter of 2001 related to expiring unfavorable supply contracts at the Sprague paperboard mill. These are related to the paperboard segment and are reflected in the segment’s operating income.

(B)	Results include 2001 charges to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. These costs are related to the carton and custom packaging segment and are reflected in the segment’s operating income (See Note 9).

Note 8. Goodwill Accounting

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

Income (loss) before extraordinary item, net income (loss) and related income (loss) per share for the second quarter and first six months of 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share information):

	Three Months	Income Per Share
	Ended
	June 30, 2001	Basic (1)	Diluted (1)

Income before extraordinary item:
Reported income before extraordinary item	$376	$0.01	$0.01
Goodwill amortization	670	0.02	0.02

Adjusted income before extraordinary item	$1,046	$0.04	$0.04

Net income:
Reported net income	$376	$0.01	$0.01
Goodwill amortization	670	0.02	0.02

Adjusted net income	$1,046	$0.04	$0.04

	Six Months	Loss Per Share
	Ended
	June 30, 2001	Basic	Diluted

Loss before extraordinary item:
Reported loss before extraordinary item	$(7,755)	$(0.28)	$(0.28)
Goodwill amortization	1,372	0.05	0.05

Adjusted loss before extraordinary item	$(6,383)	$(0.23)	$(0.23)

Net loss:
Reported net loss	$(10,450)	$(0.38)	$(0.38)
Goodwill amortization	1,372	0.05	0.05

Adjusted net loss	$(9,078)	$(0.33)	$(0.33)

(1)	Individual per share components do not sum to the total due to rounding.

As of June 30, 2002, goodwill of $148,577,000 (net of $20,500,000 of amortization) was attributable to the Company’s segments as follows: $77,648,000 for Paperboard, $27,759,000 for Tube, Core and Composite Container and $43,170,000 for Carton and Custom Packaging. During the first six months of 2002, $1,000,000 of goodwill was acquired by the Company and no goodwill was impaired or written off.

Note 9. Restructuring Costs

In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of June 30, 2002, one employee remained to assist in the closing of the mill. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2003.

The following is a summary of the Camden and Chicago mills' restructuring activity from January 1, 2001 to June 30, 2002 (in thousands):

	Camden	Chicago

			Severance and
			Other
	Asset	Asset	Termination	Other Exit
	Impairment	Impairment	Benefits	Costs	Total

2001 provision	—	$2,237	$1,221	$989	$4,447
Noncash	—	(2,237)	—	—	(2,237)

Cash	—	—	1,221	989	2,210
2001 cash activity	—	—	(1,221)	(597)	(1,818)

Balance as of December 31, 2001	—	—	—	392	392
First quarter 2002 cash activity	—	—	—	(177)	(177)

Balance as of March 31, 2002	—	—	—	215	215
2002 noncash (benefit) provision	$(500)	1,485	—	—	985

Second quarter 2002 noncash activity	500	(1,485)	—	—	(985)
Second quarter 2002 cash activity	—	—	—	(4)	(4)

Balance as of June 30, 2002	$—	$—	$—	$211	$211

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

The second quarter 2002 results include a $985,000 noncash, pre-tax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985,000 charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1,485,000 additional provision while the Camden mill overestimated the fixed asset write-off and recorded a credit of $500,000.

Note 10. Litigation

On March 26, 2002, the Company reached a final settlement with Georgia-Pacific Corporation concerning the dispute regarding the terms of the long-term supply agreement that had been the subject of the Company’s previously reported litigation with Georgia-Pacific. The Company and G-P Gypsum Corporation, a wholly-owned subsidiary of Georgia-Pacific, have resolved the dispute by entering into a new five-year paperboard supply agreement that provides that the Company will produce and sell to G-P Gypsum between 0.378 and 0.756 billion square feet (10,000 to 20,000 tons) of paper per year to be used in their ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period that had been a part of that tentative settlement. As a result of the final settlement, the Company’s previously filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and Georgia-Pacific’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

Note 11. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for (loss) income before extraordinary item (in thousands, except per share information):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Calculation of Basic (Loss) Income Per Share:
(Loss) income before extraordinary item	$(581)	$376	$(82)	$(7,755)
Weighted average number of common shares outstanding	27,857	27,852	27,857	27,834

Basic (loss) income per share	$(0.02)	$0.01	$(0.00)	$(0.28)

Calculation of Diluted (Loss) Income Per Share:
(Loss) income before extraordinary item	$(581)	$376	$(82)	$(7,755)
Weighted average number of common shares outstanding	27,857	27,852	27,857	27,834
Effect of dilutive stock options	—	13	—	—

Weighted average number of common shares outstanding assuming dilution	27,857	27,865	27,857	27,834

Diluted (loss) income per share	$(0.02)	$0.01	$(0.00)	$(0.28)

Approximately 1,484,000 and 1,856,000 common stock equivalents are excluded from the three month periods ended June 30, 2002 and 2001, respectively, and approximately 1,620,000 and 1,813,000 common stock equivalents are excluded from the first half of 2002 and 2001, respectively. These common stock equivalents are excluded because they are anti-dilutive.

Note 12. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries Inc. and Subsidiary Guarantors, which consist of all of the Company’s wholly-owned subsidiaries other than foreign subsidiaries and two domestic subsidiaries that are not wholly-owned. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors and the separate financial statements are deemed not material to investors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of June 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,773	$199	$530		$86,502
Intercompany funding	285,536	(275,958)	(9,578)		—
Receivables, net of allowances	2,703	99,467	4,007		106,177
Intercompany accounts receivable	—	455	131	$(586)	—
Inventories	—	96,203	4,146		100,349
Refundable income taxes	1,005	139	166		1,310
Other current assets	13,111	6,447	525		20,083

Total current assets	388,128	(73,048)	(73)	(586)	314,421

PROPERTY, PLANT AND EQUIPMENT	10,618	760,202	26,700		797,520
Less accumulated depreciation	(5,463)	(345,390)	(16,136)		(366,989)

Property, plant and equipment, net	5,155	414,812	10,564		430,531

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	129,849	—	(652,807)	—

GOODWILL, net	—	145,515	3,062		148,577

INVESTMENT IN UNCONSOLIDATED AFFILIATES	58,295	582	—		58,877

OTHER ASSETS	14,098	2,230	490		16,818

	$988,634	$619,940	$14,043	$(653,393)	$969,224

	LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$—	$48	$—		$48
Accounts payable	14,133	45,401	2,971		62,505
Intercompany accounts payable	—	131	455	$(586)	—
Accrued liabilities	7,002	31,412	1,059		39,473

Total current liabilities	21,135	76,992	4,485	(586)	102,026

LONG-TERM DEBT, less current maturities	503,940	8,200	—		512,140

DEFERRED INCOME TAXES	52,985	12,241	1,393		66,619

DEFERRED COMPENSATION	1,544	54	—		1,598

OTHER LIABILITIES	—	4,679	—		4,679

MINORITY INTEREST	—	—	—	857	857

SHAREHOLDERS’ EQUITY:
Common stock	2,739	884	523	(1,360)	2,786
Additional paid-in capital	207,341	600,030	7,961	(633,643)	181,689
Retained earnings	198,950	(83,140)	255	(18,661)	97,404
Accumulated other comprehensive loss	—	—	(574)		(574)

	409,030	517,774	8,165	(653,664)	281,305

	$988,634	$619,940	$14,043	$(653,393)	$969,224

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,277	$432	$535		$64,244
Intercompany funding	324,844	(315,985)	(8,859)		—
Receivables, net of allowances	1,817	81,669	2,811		86,297
Intercompany accounts receivable	—	270	288	$(558)	—
Inventories	—	98,063	3,760		101,823
Refundable income taxes	17,689	140	120		17,949
Other current assets	12,168	3,648	640		16,456

Total current assets	419,795	(131,763)	(705)	(558)	286,769

PROPERTY, PLANT AND EQUIPMENT	9,830	753,133	25,401		788,364
Less accumulated depreciation	(4,523)	(318,010)	(15,455)		(337,988)

Property, plant and equipment, net	5,307	435,123	9,946		450,376

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	126,774	—	(649,732)	—

GOODWILL, net	—	145,515	950		146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,134	2,151	—		62,285

OTHER ASSETS	12,289	2,754	43		15,086

	$1,020,483	$580,554	$10,234	$(650,290)	$960,981

	LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$—	$48	$—		$48
Accounts payable	16,862	32,866	2,405		52,133
Intercompany accounts payable	—	288	270	$(558)	—
Accrued liabilities	7,538	29,428	783		37,749
Dividends payable	833	—	—		833

Total current liabilities	25,233	62,630	3,458	(558)	90,763

LONG-TERM DEBT, less current maturities	499,708	8,983	—		508,691

DEFERRED INCOME TAXES	53,367	12,243	1,150		66,760

DEFERRED COMPENSATION	1,687	54	—		1,741

OTHER LIABILITIES	8,475	4,037	—		12,512

MINORITY INTEREST	—	—	—	935	935

SHAREHOLDERS’ EQUITY:
Common stock	2,738	884	142	(979)	2,785
Additional paid-in capital	207,240	598,597	5,228	(630,949)	180,116
Retained earnings	222,035	(106,874)	1,066	(18,739)	97,488
Accumulated other comprehensive loss	—	—	(810)		(810)

	432,013	492,607	5,626	(650,667)	279,579

	$1,020,483	$580,554	$10,234	$(650,290)	$960,981

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Three Months Ended June 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

SALES	$—	$270,555	$6,521	$(43,856)	$233,220
COST OF SALES	(94)	213,073	5,079	(43,856)	174,202

Gross profit	94	57,482	1,442	—	59,018
FREIGHT COSTS	—	14,444	265		14,709
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,637	31,463	1,296		36,396
RESTRUCTURING COSTS	—	985	—		985

Operating (loss) income	(3,543)	10,590	(119)	—	6,928
OTHER (EXPENSE) INCOME:
Interest expense	(9,288)	(88)	(102)	101	(9,377)
Interest income	495	97	1	(101)	492
Equity in income (loss) of unconsolidated affiliates	1,037	(5)	—		1,032
Other, net	—	51	(130)		(79)

	(7,756)	55	(231)	—	(7,932)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(11,299)	10,645	(350)	—	(1,004)
MINORITY INTEREST	—	—	—	55	55
BENEFIT FOR INCOME TAXES	(368)	—	—		(368)

NET (LOSS) INCOME	$(10,931)	$10,645	$(350)	$55	$(581)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Three Months Ended June 30, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

SALES	$—	$261,116	$6,123	$(37,480)	$229,759
COST OF SALES	6	198,125	4,964	(37,480)	165,615

Gross profit	(6)	62,991	1,159	—	64,144
FREIGHT COSTS		13,237	207		13,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,977	30,223	2,112		36,312

Operating (loss) income	(3,983)	19,531	(1,160)	—	14,388
OTHER (EXPENSE) INCOME:
Interest expense	(11,448)	(314)	(4)	210	(11,556)
Interest income	418	6	3	(210)	217
Equity in loss of unconsolidated affiliates	(1,138)	(12)	—		(1,150)
Other, net	—	(799)	8		(791)

	(12,168)	(1,119)	7	—	(13,280)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(16,151)	18,412	(1,153)	—	1,108
MINORITY INTEREST	—	—	—	65	65
PROVISION FOR INCOME TAXES	797	—	—	—	797

NET (LOSS) INCOME	$(16,948)	$18,412	$(1,153)	$65	$376

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Six Months Ended June 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

SALES	$—	$525,653	$11,775	$(82,045)		$455,383
COST OF SALES	(94)	412,557	9,264	(82,045)		339,682

Gross profit	94	113,096	2,511	—		115,701
FREIGHT COSTS	—	27,250	480			27,730
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,053	60,819	2,519			70,391
RESTRUCTURING COSTS	—	985	—			985

Operating (loss) income	(6,959)	24,042	(488)	—		16,595
OTHER (EXPENSE) INCOME:
Interest expense	(18,508)	(167)	(201)	197		(18,679)
Interest income	1,048	14	3	(197)		868
Equity in income (loss) of unconsolidated affiliates	1,117	(82)	—			1,035
Other, net	87	(73)	(125)			(111)

	(16,256)	(308)	(323)	—		(16,887)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(23,215)	23,734	(811)	—		(292)
MINORITY INTEREST	—	—	—	78		78
BENEFIT FOR INCOME TAXES	(132)	—	—			(132)

NET (LOSS) INCOME	$(23,083)	$23,734	$(811)	$78	$	$(82)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Six Months Ended June 30, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

SALES	$—	$526,096	$12,204	$(75,453)	$462,847
COST OF SALES	28	409,921	9,526	(75,453)	344,022

Gross profit	(28)	116,175	2,678	—	118,825
FREIGHT COSTS	—	26,022	408		26,430
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,920	61,736	3,373		73,029
RESTRUCTURING COSTS	—	7,083	—		7,083

Operating (loss) income	(7,948)	21,334	(1,103)	—	12,283
OTHER (EXPENSE) INCOME:
Interest expense	(20,546)	(635)	(9)	424	(20,766)
Interest income	691	27	11	(424)	305
Equity in loss of unconsolidated affiliates	(2,711)	(24)	—		(2,735)
Other, net	—	(501)	(12)		(513)

	(22,566)	(1,133)	(10)	—	(23,709)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(30,514)	20,201	(1,113)	—	(11,426)
MINORITY INTEREST	—	—	—	37	37
BENEFIT FOR INCOME TAXES	(3,634)	—	—		(3,634)

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(26,880)	20,201	(1,113)	37	(7,755)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	(2,695)	—	—		(2,695)

NET (LOSS) INCOME	$(29,575)	$20,201	$(1,113)	$37	$(10,450)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	For The Six Months Ended June 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$31,274	$8,876	$534	$—	$40,684

Investing activities:
Purchases of property, plant and equipment	(787)	(9,503)	(411)		(10,701)
Acquisitions of businesses, net of cash acquired	—	—	(115)		(115)
Other	494	394	(13)		875

Net cash used in investing activities	(293)	(9,109)	(539)	—	(9,941)

Financing activities:
Repayments of other long and short-term debt	(6,581)	—	—		(6,581)
Dividends paid	(833)	—	—		(833)
Other	(1,071)	—	—		(1,071)

Net cash used in financing activities	(8,485)	—	—	—	(8,485)

Net change in cash and cash equivalents	22,496	(233)	(5)		22,258
Cash and cash equivalents at beginning of period	63,277	432	535		64,244

Cash and cash equivalents at end of period	$85,773	$199	$530	$—	$86,502

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	For The Six Months Ended June 30, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(815)	$16,621	$485	$—	$16,291

Investing activities:
Purchases of property, plant and equipment	(671)	(16,498)	(699)		(17,868)
Acquisitions of businesses, net of cash acquired	—	(34)	—		(34)
Other	(375)	710	(246)		89

Net cash used in investing activities	(1,046)	(15,822)	(945)	—	(17,813)

Financing activities:
Proceeds from senior credit facility	18,000	—	—		18,000
Repayments of senior credit facility	(212,000)	—	—		(212,000)
Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	291,200	—	—		291,200
Repayments of other long and short-term debt	(66,200)	(909)	—		(67,109)
7.74% senior notes prepayment penalty	(3,565)	—	—		(3,565)
Dividends paid	(7,202)	—	—		(7,202)
Other	(1,525)	—	—		(1,525)

Net cash (used in) provided by financing activities	18,708	(909)	—	—	17,799

Net change in cash and cash equivalents	16,847	(110)	(460)		16,277
Cash and cash equivalents at beginning of period	7,338	536	1,026		8,900

Cash and cash equivalents at end of period	$24,185	$426	$566	$—	$25,177

Note 13. Subsequent Events

On July 22, 2002, the Company entered into a definitive agreement with a subsidiary of Smurfit-Stone Container Corporation to acquire substantially all the assets (excluding accounts receivable) of Smurfit’s Industrial Packaging Group business. The Smurfit business consists of 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants located in 16 states across the U.S. and in Canada. The purchase price is approximately $79,800,000, as adjusted to account for any difference in the working capital of the acquired business between December 31, 2001 and the closing date and reduced by the assumption of $1,700,000 of indebtedness outstanding under certain industrial development revenue bonds. The Company will record an acquisition liability of approximately $5,000,000 in expected costs associated with the anticipated closing of several facilities. In accordance with the terms of long-term supply agreements (with initial terms of seven years, subject to renewal), the Company will supply Smurfit with tubes and cores and uncoated recycled boxboard that are currently supplied internally and Smurfit will supply the Company with all requirements of trim rolls for the purchased facilities. The acquisition is subject to various conditions, including expiration or early termination of the pre-merger notification period under the Hart-Scott-Rodino Act, and may be abandoned by mutual consent of the parties, by one party in the event of a material misrepresentation, breach or inability to timely satisfy a closing condition by the other, or by either party if the acquisition is not consummated by September 15, 2002. The acquisition is currently expected to close on or before September 12, 2002, subject to expiration of the waiting period under the Hart-Scott-Rodino Act. The Company has received an inquiry from the United States Department of Justice regarding the acquisition, and has submitted additional documentation to supplement its pre-merger notification filing. The Department of Justice recently has confirmed that the submission of this additional documentation will extend the expiration of the waiting period to September 11, 2002. Although the Company currently believes that it will be able to satisfy the inquiry without incurring significant additional delays in, or a challenge to, its ability to consummate the acquisition, the Company can give no assurance that this will be the case.

In August 2002, the Company unwound its $185,000,000 interest rate swap agreement related to the 9 7/8% senior subordinated notes, which was previously unwound in October 2001, and received $5,500,000 from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed margin that was 17 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $5,500,000 gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The Company executed these transactions in order to take advantage of market conditions.

CARAUSTAR INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements.

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in three business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and collects recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment produces printed and unprinted folding carton and set-up boxes and provides contract manufacturing and packaging services.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 38% in the first six months of 2002. The remaining 62% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. We are the only major manufacturer to serve all four end-use markets. As part of our strategy to maintain optimum levels of production capacity, we regularly purchase paperboard from other manufacturers in an effort to minimize the potential impact of demand declines on our own mill system. Additionally, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $65 during 2001 and $70 during the first half of 2002.

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

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2001, the average energy cost in our mill system was approximately $57 per ton. During the first six months of 2002, energy costs decreased 14.0% to approximately $49 per ton. The decrease was due primarily to decreases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last two years, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed as we have focused on maximizing the productivity of our existing facilities. Other than the purchase of our joint venture partner’s interest in our Design Tubes Company Limited Canadian joint venture, see “Liquidity and Capital Resources —Acquisition,” we made no acquisitions during the first six months of 2002. As discussed below under “Subsequent Events,” however, we recently signed a definitive agreement to acquire substantially all of the assets of Smurfit-Stone’s Industrial Packaging Group.

We are a holding company that currently operates our business through 22 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity in which our investment and share of earnings of this venture is immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources” below.

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

Impairment of Long-Lived Assets and Goodwill. We periodically evaluate acquired businesses for potential impairment indicators. Effective January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See Note 8 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our net income and our balance sheet.

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

Pension and Other Postretirement Benefits. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense. Additionally, a significant decline in the value of pension plan assets could potentially result in eliminating our prepaid position and reduce our retained earnings (other comprehensive loss) significantly.

Three Months Ended June 30, 2002 and 2001

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 7 to the consolidated financial statements.

	Three Months Ended
	June 30,

				%
	2002	2001	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	237.7	223.7	14.0		6.3%
Outside purchases	35.6	32.6	3.0		9.2%

Total paperboard tonnage	273.3	256.3	17.0		6.6%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	48.5	48.1	0.4		0.8%
Outside purchases	8.9	6.6	2.3		34.8%

Tube, core and composite container converted products	57.4	54.7	2.7		4.9%
Unconverted paperboard	9.2	8.6	0.6		7.0%

Tube, core and composite container volume	66.6	63.3	3.3		5.2%
Folding carton volume
Paperboard (internal)	27.0	18.7	8.3		44.4%
Outside purchases	25.3	24.6	0.7		2.8%

Folding carton converted products	52.3	43.3	9.0		20.8%
Unconverted paperboard	60.4	56.0	4.4		7.9%

Folding carton volume	112.7	99.3	13.4		13.5%
Gypsum wallboard facing paper volume
Unconverted paperboard	34.4	39.8	(5.4)	-	13.6%
Outside purchases (for resale)	—	—	—		—

Gypsum wallboard facing paper volume	34.4	39.8	(5.4)	-	13.6%
Other specialty products volume
Paperboard (internal)	17.2	17.3	(0.1)		-0.6%
Outside purchases	1.4	1.4	—		—

Other specialty converted products	18.6	18.7	(0.1)		-0.5%
Unconverted paperboard	41.0	35.2	5.8		16.5%

Other specialty products volume	59.6	53.9	5.7		10.6%

Total paperboard tonnage	273.3	256.3	17.0		6.6%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$388	$415	$(27)		-6.5%
Average same-mill recovered fiber cost	80	61	19		31.1%

Paperboard mill gross paper margin	$308	$354	$(46)	-	13.0%

Tube and core:
Average net selling price	$776	$797	$(21)		-2.6%
Average paperboard cost	428	450	(22)		-4.9%

Tube and core gross paper margin	$348	$347	$1		0.3%

Sales. Our consolidated sales for the second quarter of 2002 were $233.2 million, an increase of 1.5% from $229.8 million in the same period of 2001. This increase was due primarily to increased volume in all segments, despite a decrease in volume in the gypsum wallboard facing paper market. The increase in sales was partially offset by decreased selling prices in the paperboard and tube, core and composite container segments.

Total paperboard tonnage for the second quarter of 2002 increased 6.6% to 273.3 thousand tons compared to 256.3 thousand tons in the second quarter of 2001. This increase was primarily due to higher internal conversion by our converting operations in the carton and custom packaging and tube, core and composite container segments combined with higher shipments of unconverted paperboard to external customers in the other specialty products and the carton and custom packaging markets. These improvements were partially offset by a 13.6% decrease in gypsum wallboard facing paper volume. However, 60% of this decrease was the result of transferring gypsum volume to our 50% owned, unconsolidated Premier Boxboard Limited LLC paper mill joint venture. Second quarter 2002 outside purchases increased 9.2% to 35.6 thousand tons. Tons sold from paperboard mill production increased 6.3% for the second quarter of 2002 to 237.7 thousand tons, compared with 223.7 thousand tons for the same period last year. Total tonnage converted increased 9.9% for the second quarter of 2002 to 128.3 thousand tons compared to 116.7 thousand tons in the second quarter of 2001.

Gross Profit Margin. Gross profit margin for the second quarter of 2002 decreased to 25.3% of sales from 27.9% in the same period in 2001. The margin decrease was due primarily to the $3.8 million pretax reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill recorded in the second quarter of 2001. Excluding this reduction in reserves, gross profit margin was 26.3% in the second quarter of 2001. This margin decrease was due primarily to increased recovered fiber costs in the paperboard segment, partially offset by increased volume in all segments and lower energy costs.

Restructuring and Other Nonrecurring Costs. In June 2002, we recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills.

Operating Income. Operating income for the second quarter of 2002 was $6.9 million, a decrease of $7.5 million from $14.4 million for the same period last year. Included in the second quarter 2002 operating income was a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills. Excluding the restructuring charge, second quarter 2002 operating income was $7.9 million. We adopted SFAS No. 142 effective January 1, 2002. This new accounting standard discontinues the amortization of acquisition-related goodwill and other intangible assets with indefinite lives and establishes new methods for testing the impairment of such assets. Excluding goodwill amortization expense of $1.1 million and the Sprague reserve reduction of $3.8 million, second quarter 2001 operating income was $11.7 million. The decrease in operating income in the second quarter of 2002 from the same period last year was primarily due to lower margins in the paperboard segment, partially offset by higher margins in the carton and custom packaging and tube, core and composite container segments. The lower margins in the paperboard segment were due to higher recovered fiber costs and lower selling prices. The higher margins in the carton and custom packaging and tube, core and composite container segments were due primarily to increased volume.

Selling, general and administrative expenses remained essentially unchanged at $36.4 million in the second quarter of 2002 compared to the second quarter of 2001.

In April 1999, we purchased International Paper Company’s Sprague boxboard mill located in Versailles, Connecticut. This acquisition has had a significant impact on our earnings since that time. Sprague incurred an operating loss of $2.6 million in the three months ended June 30, 2002, which is an improvement of $0.4 million over the operating loss incurred for the three months ended June 30, 2001 of $3.0 million. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. We have made significant progress in quality and cost and are beginning to realize the benefits. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague’s financial performance to improve with increases in sales volume. Although we expect losses at Sprague to continue to decline, in light of current difficult industry conditions, we do not expect Sprague to be profitable until at least the fourth quarter of 2002 provided that recovered fiber costs decrease to more normalized levels.

Other Income (Expense). Interest expense for the second quarter of 2002 was $9.4 million versus $11.6 million in the same period of 2001. This decrease was due to savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $1.0 million in the second quarter of 2002, an improvement of $2.2 million from equity in loss of $1.2 million in the second quarter of 2001. This increase was primarily due to improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, partially offset by lower operating results for our Premier Boxboard paper mill joint venture. Standard Gypsum’s operating results improved primarily due to increased selling prices and volume, while Premier Boxboard Limited’s operating results declined due to lower selling prices, lower volume and increased recovered fiber costs. Both of these joint ventures are with Temple-Inland.

Net (Loss) Income. Net loss for the second quarter of 2002 was $581 thousand, or $0.02 net loss per common share on a diluted basis, compared to net income of $376 thousand, or $0.01 net income per common share on a diluted basis, for the same period last year. As discussed above, our results for the second quarter of 2002 included a noncash, pretax restructuring charge of $985 thousand ($618 thousand, net of tax benefit, or $0.02 per common share on a diluted basis). The results for the second quarter of 2001 included the Sprague reserve reduction of $3.8 million ($2.4 million, net of tax provision, or $0.08 per common share on a diluted basis). Excluding the restructuring charge, net income for the second quarter of 2002 was $37 thousand, or $0.00 earnings per common share on a diluted basis. Net loss excluding the Sprague reserve reduction for the second quarter of 2001 was $2.0 million, or $0.07 net loss per common share on a diluted basis, and, after further excluding amortization of goodwill of $670 thousand for the second quarter of 2001, net loss was $1.3 million, or $0.05 net loss per common share on a diluted basis.

Six Months Ended June 30, 2002 and 2001

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in Note 7 of the consolidated financial statements.

	Six Months Ended
	June 30,
				%
	2002	2001	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	464.7	441.6	23.1	5.2%
Outside purchases	67.6	64.4	3.2	5.0%

Total paperboard tonnage	532.3	506.0	26.3	5.2%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	92.9	94.7	(1.8)	-1.9%
Outside purchases	14.5	13.4	1.1	8.2%

Tube, core and composite container converted products	107.4	108.1	(0.7)	-0.6%
Unconverted paperboard	17.6	16.2	1.4	8.6%

Tube, core and composite container volume	125.0	124.3	0.7	0.6%
Folding carton volume
Paperboard (internal)	49.9	38.7	11.2	28.9%
Outside purchases	50.3	48.0	2.3	4.8%

Folding carton converted products	100.2	86.7	13.5	15.6%
Unconverted paperboard	119.1	110.9	8.2	7.4%

Folding carton volume	219.3	197.6	21.7	11.0%
Gypsum wallboard facing paper volume
Unconverted paperboard	74.1	74.9	(0.8)	-1.1%
Outside purchases (for resale)	—	—	—	—

Gypsum wallboard facing paper volume	74.1	74.9	(0.8)	-1.1%
Other specialty products volume
Paperboard (internal)	33.6	36.0	(2.4)	-6.7%
Outside purchases	2.8	3.0	(0.2)	-6.7%

Other specialty converted products	36.4	39.0	(2.6)	-6.7%
Unconverted paperboard	77.5	70.2	7.3	10.4%

Other specialty products volume	113.9	109.2	4.7	4.3%

Total paperboard tonnage	532.3	506.0	26.3	5.2%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$391	$418	$(27)	-6.5%
Average same-mill recovered fiber cost	70	65	5	7.7%

Paperboard mill gross paper margin	$321	$353	$(32)	-9.1%

Tube and core:
Average net selling price	$774	$796	$(22)	-2.8%
Average paperboard cost	431	451	(20)	-4.4%

Tube and core gross paper margin	$343	$345	$(2)	-0.6%

Sales. Our consolidated sales for the six months ended June 30, 2002 were $455.4 million, a decrease of 1.6% from $462.8 million in the same period of 2001. This decline was due primarily to a decrease in selling prices in the paperboard and tube, core and composite container segments, partially offset by higher volume in all segments.

Total paperboard tonnage for the first six months of 2002 increased 5.2% to 532.3 thousand tons compared to 506.0 thousand tons in the first half of 2001. This increase was primarily due to higher shipments of unconverted paperboard to external customers in the carton and custom packaging, other specialty products and tube, core and composite container markets combined with higher internal conversion by our carton and custom packaging segment. These improvements were partially offset by declines in converted volumes in our other specialty products business (paperboard segment) and our tube, core and composite container segment. Our gypsum facing paper volume declined 1.1%. However, including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum volume increased by 3.8%. Outside purchases increased 5.0% to 67.6 thousand tons compared to the prior year period. Tons sold from paperboard mill production increased 5.2% for the first six months of 2002 to 464.7 thousand tons, compared with 441.6 thousand tons for the same period last year. Total tonnage converted increased 4.4% for the first half of 2002 to 244.0 thousand tons compared to 233.8 thousand tons in the second half of 2001.

Gross Profit Margin. Gross profit margin for the first six months of 2002 decreased to 25.4% of sales from 25.7% in the same period in 2001. Included in the gross profit margin for the first half of 2001 was the $3.8 million pretax reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill. Excluding this reduction in reserves, gross profit margin was 24.8% in the first six months of 2001. The margin increase was due primarily to improved margins in the paperboard and tube, core and composite container segments. Despite lower selling prices in these segments and increased raw material costs in the paperboard segment, margins increased due to higher volume and lower energy costs in the paperboard segment.

Restructuring and Other Nonrecurring Costs. In June 2002, we recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills.

In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. During 2001 and the first half of 2002, we paid $1.2 million in severance and termination benefits and $778 thousand in other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of June 30, 2002, one employee remained to assist in the closing of the mill. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2003.

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

Operating Income. Operating income for the first six months of 2002 was $16.6 million, an improvement of $4.3 million over $12.3 million for the same period last year. Included in the first half of 2002 operating income was a $985 thousand noncash pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills. Excluding the restructuring charge, operating income for the first half of 2002 was $17.6 million. We adopted SFAS No. 142 effective January 1, 2002. This new accounting standard discontinues the amortization of acquisition-related goodwill and other intangible assets with indefinite lives and establishes new methods for testing the impairment of such assets. Excluding goodwill amortization expense of $2.2 million, restructuring charges and the Sprague reserve reduction of $3.8 million, operating income for the first half of 2001 was $17.7 million.

Selling, general and administrative expenses decreased by $2.6 million, or 3.6%, in the first six months of 2002 compared to the same period last year. This decrease was attributable primarily to the discontinuation of goodwill amortization expense in 2002, as described above, combined with cost-cutting efforts in all of our business segments.

Our Sprague boxboard mill incurred an operating loss of $4.0 million in the first six months of 2002, which is an improvement of $4.1 million over the operating loss incurred in the first six months of 2001 of $8.1 million.

Other Income (Expense). Interest expense for the first six months of 2002 was $18.7 million versus $20.8 million in the same period of 2001. This decrease was due to savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations, partially offset by higher outstanding debt balances at higher interest rates (see “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements).

Equity in income from unconsolidated affiliates was $1.0 million in the first half of 2002, an improvement of $3.7 million from equity in loss of $2.7 million in the first six months of 2001. This increase was primarily due to improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, partially offset by lower operating results for Premier Boxboard Limited LLC, our paper mill joint venture. Standard Gypsum’s operating results improved primarily due to increased selling prices and volume, while Premier Boxboard Limited’s operating results declined due to lower selling prices, higher recovered fiber costs and lower volume.

Net (Loss) Income. Net loss for the first six months of 2002 was $82 thousand, or $0.00 per common share on a diluted basis, compared to a net loss of $10.5 million, or $0.38 net loss per common share on a diluted basis, for the same period last year. As discussed above, our results for the first half of 2002 included a restructuring charge of $985 thousand ($618 thousand, net of tax benefit, or $0.02 per common share on a diluted basis). The results for the same period last year included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.1 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for 2001 was an extraordinary loss of $4.3 million related to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Partially offsetting the charges in 2001 was the $3.8 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill ($2.4 million, net of tax provision, or $0.08 per common share on a diluted basis). Net income excluding the restructuring charge for the first half of 2002 was $536 thousand, or $0.02 net income per common share on a diluted basis. Net loss before extraordinary loss and excluding restructuring charges and the Sprague reserve reduction for the first half of 2001 was $5.7 million, or $0.20 net loss per common share on a diluted basis. After further excluding amortization of goodwill of $1.4 million (net of tax benefit) for the first six months of 2001, net loss was $4.3 million, or $0.16 net loss per common share on a diluted basis.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results are discussed further in this Report under “Risk Factors.” We generated $40.7 million in cash from operations in the first six months of 2002 and increased our cash balance by $22.3 million. We believe that our existing cash and liquidity position will be improved through the sale of the real estate at our Baltimore, Maryland, Camden, New Jersey and Chicago, Illinois paperboard mills, which we anticipate will occur prior to December 31, 2003. Additionally, we received a federal tax refund of approximately $16.0 million in April 2002 from the carryback of the 2001 net operating loss.

On July 22, 2002, we entered into a definitive agreement to acquire substantially all the assets of the Smurfit Industrial Packaging Group for a purchase price of approximately $79.8 million (subject to adjustment), minus approximately $1.7 million in assumed indebtedness. See “—Subsequent Events.” In addition, because we are not purchasing any trade accounts receivable as part of the acquisition, we expect to contribute working capital to the acquired business of approximately $10.2 million after closing the acquisition. Although we currently have sufficient cash on hand to finance the acquisition, we may fund a portion of these costs by accessing one or more of a combination of financing sources, such as our undrawn $75.0 million senior credit facility, the long-term debt markets or other alternatives. If, in addition to the financing related to the acquisition, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility.

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

At June 30, 2002, we were in compliance with our various financial tests under both our senior credit facility and our joint venture guarantees. However, in connection with our continuing discussions with the lenders under our senior credit facility regarding the amendment of that facility to permit various alternatives for financing the acquisition of the Smurfit Industrial Packaging Group, we have requested amendments to replace our current leverage ratio and interest coverage ratio compliance tests with covenants that will allow us more flexibility based on our belief that we may be unable to comply with these current covenants for the third quarter of 2002. See “—Subsequent Events.” We expect that the lenders will grant these requested modifications to the senior credit facility to permit the financing of the acquisition and to relax these compliance covenants on terms acceptable to us, but can give no assurance that they will do so. Assuming we are able to secure these amendments, and absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see “Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is unlikely that we will breach our covenants under our debt agreements or joint venture guarantees during the balance of 2002. We also believe that in the event of such a breach due to a further deterioration in economic or industry conditions, our lenders would provide us with the necessary waivers and amendments. However, we cannot assure you that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture guarantees, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At June 30, 2002, and December 31, 2001, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	June 30,	December 31,
	2002	2001

Senior credit facility	$—	$—
7 1/4% senior notes	25,594	25,449
7 3/8% senior notes	194,387	197,716
9 7/8% senior subordinated notes	283,959	277,326
Other notes payable	8,248	8,248

Total debt	$512,188	$508,739

On March 29, 2001, we completed a series of financing transactions pursuant to which we (i) issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011, (ii) used the proceeds from these notes to repay in full our former senior credit facility and 7.74% senior notes, and (iii) obtained a new $75.0 million senior credit facility. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. Aggregate proceeds from the sale of these notes, net of issuance costs, was approximately $291.2 million. In connection with the repayment of the 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. We recorded an extraordinary loss of $2.7 million, which included the prepayment penalty and unamortized issuance costs of $705 thousand, net of tax benefit of $1.6 million. The difference between issue price and principal amount at maturity of our 7 1/4% senior notes and 9 7/8% senior subordinated notes will be accreted each year as interest expense in our financial statements. These notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than two that are not wholly-owned.

Our credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of June 30, 2002 or June 30, 2001; however, an aggregate of $10.0 million in letter of credit obligations were outstanding on June 30, 2002. We intend to use the facility for working capital, capital expenditures and other general corporate purposes and, as described above, as a possible source of partial funding of our acquisition of the Smurfit Industrial Packaging Group. Although the facility is currently unsecured, our obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of our existing and subsequently acquired wholly-owned domestic subsidiaries. In addition, we expect that we and our subsidiary guarantors under the senior credit facility will likely be required to provide security to our senior lenders in exchange for proposed modifications to certain compliance covenants as discussed below.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at June 30, 2002, the current margins are 2.0% for Eurodollar rate loans and 0.75% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5% based on our leverage ratio at June 30, 2002.

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

During the third and fourth quarters of 2001 and the first and second quarters of 2002, we completed four amendments to our senior credit facility agreement. The first amendment, dated September 10, 2001, allows us to acquire up to $30.0 million of our senior subordinated notes so long as no default or event of default exists on the date of the transaction or will result from the transaction.

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

In connection with our proposed acquisition of the Smurfit Industrial Packaging Group, we entered into a fourth amendment to our senior credit facility in July 2002. The purpose of this amendment was to obtain the lenders’ required consent to the consummation of the acquisition, including the incurrence of no less than $50.0 million, but up to $60.0 million in subordinated financing to fund a portion of the acquisition price, and to lower the minimum allowable tangible net worth for all periods after the effective date of the amendment. Additionally, this amendment increased the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The provisions of the amendment permitting the partial subordinated debt financing for the acquisition are currently effective, and the remainder of the amendment will become effective upon (and only upon) the closing of the acquisition. Under the existing terms of the fourth amendment, and assuming we utilize the financing contemplated by those terms, we expect, based on our leverage ratio after giving effect to the acquisition, that the new margins would be 2.75% for Eurodollar loans and 1.50% for base rate loans and that the new facility fee rate would be 0.55%.

In addition, under the existing terms of the fourth amendment, we will be required, upon the closing of our acquisition of the Smurfit Industrial Packaging Group, to enter into a security agreement under which we and our subsidiary guarantors under the senior credit facility will grant a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% guarantees of the credit facilities of Standard Gypsum and Premier Foxboard. As provided under the existing terms of the fourth amendment, this security interest does not become effective until the first date on which our utilization of the credit facility (including the issuance of letters of credit) equals or exceeds 50% of the aggregate commitments and the ratio of our total debt to EBITDA, measured as of the fiscal quarter then most recently ended, is greater than 4.25 to 1.0. We are currently in discussions with the lenders under our senior credit agreement to further modify the terms of the fourth amendment to expand our potential financing options for the acquisition, to modify the maximum permitted leverage ratio covenant beginning with the third quarter of 2002 and to replace the minimum interest coverage ratio covenant with a minimum fixed charge ratio covenant beginning with the third quarter of 2002. We believe these further modifications may, in addition to increasing our flexibility to finance the acquisition, be necessary to enable us to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002. We expect that in exchange for these proposed modifications, our lenders may require increased pricing and immediate effectiveness of the collateral requirement described above. Although we expect to be able to obtain these modifications on acceptable terms, we can give no assurance that we will be able to do so. See “—Liquidity Sources and Risks” above.

In 1998, we registered with the SEC a total of $300.0 million in public debt securities for issuance in one or more series and with such specific terms as determined from time to time. On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our company and pay interest semiannually. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. In February 2002, we purchased $6.75 million in principal amount of our 7 3/8% senior notes in the open market. This purchase will lower our interest expense by approximately $500 thousand annually.

Interest Rate Swaps. During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed spread. These swap agreements decreased interest expense by $4.9 million in the first six months of 2002. We expect our swap agreements to continue to lower our interest expense; however, if the three-month LIBOR increases significantly, our interest expense could be adversely affected. Based on the three-month LIBOR at June 30, 2002, our swaps would reduce our interest expense by approximately $9.9 million for 2002 compared with $3.8 million in 2001. If the three-month LIBOR increases 100 basis points, our savings on interest expense would be reduced by approximately $2.85 million annually.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at June 30, 2002 for each of our interest rate swaps. The June 30, 2002 three-month LIBOR is presented for informational purposes only and does not represent our actual effective rates in place at June 30, 2002.

			Three-Month
	Notional		LIBOR at	Total
	Amount	Fixed	June 30,	Variable
Debt Instrument	(000's)	Spread	2002	Rate

7 3/8% senior notes	$50,000	2.365%	1.860%	4.225%
7 3/8% senior notes	25,000	1.445	1.860	3.305
7 3/8% senior notes	25,000	1.775	1.860	3.635
9 7/8% senior subordinated notes	185,000	4.400	1.860	6.260

In October 2001, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed spread that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of market conditions. See “Subsequent Events” below regarding the August 2002 unwinding of the $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes.

Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. As described below, we have guaranteed certain obligations of these joint ventures. A default under these guarantees also constitutes a default under the credit facilities of these joint ventures and our senior credit facility. The guarantees also contain independent financial maintenance covenants that are identical to the covenants under our senior credit facility. Accordingly, our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner’s respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. In January 2002, we entered into agreements with the Premier Boxboard Limited and Standard Gypsum lenders that correspond to the amendments made in the third amendment to the senior credit facility, as described above. At June 30, 2002, we were in compliance with all covenants under these guarantees. However, to the extent that we are unable to comply with, or are required to seek waivers under, or modifications of, the financial maintenance covenants under our senior credit facility in order to avoid possible events of noncompliance, as described above, we will need similar waivers or modifications under the joint venture guarantees.

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We have severally and unconditionally guaranteed 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has similarly guaranteed 50% of Standard Gypsum’s obligations. As of June 30, 2002, the outstanding letters of credit totaled approximately $56.2 million, of which one-half (approximately $28.1 million) is guaranteed by us.

Premier Boxboard is the borrower under a credit facility providing for up to $30.0 million in revolving loans (with a subfacility for up to $1.0 million in letters of credit). The credit facility was originally entered into in July 1999 and matures in June 2005. We have severally and unconditionally guaranteed 50% of Premier Boxboard’s obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of Premier Boxboard’s obligations. As of June 30, 2002, the outstanding principal amount of borrowings under the facility (including outstanding letters of credit) was approximately $20.2 million, which includes a $200 thousand, undrawn, letter of credit, of which one-half (approximately $10.1 million) is guaranteed by us.

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

Cash from Operations. Cash generated from operations was $40.7 million for the six month period ended June 30, 2002 compared with $16.3 million for the same period of 2001. The increase was due primarily to improved operating results combined with the $16.0 million tax refund received in April 2002.

Capital Expenditures. Capital expenditures were $10.7 million in the first half of 2002 versus $17.9 million in the first half of 2001. Aggregate capital expenditures of approximately $24.4 million are anticipated for 2002. To conserve cash, we intend to limit capital expenditures for 2002 to cost reduction, productivity improvement and replacement projects.

Acquisition. In April 2002, we acquired the remaining 51% of the outstanding stock of Design Tubes Company Limited, Toronto, Ontario, Canada in consideration for shares of a subsidiary exchangeable at the holder’s option (for no additional consideration) for approximately 141,000 shares of our common stock, valued at $1.5 million. We originally acquired our minority interest in Design Tubes in November 1998 and accounted for our 49% ownership using the equity method. Design Tubes manufactures paperboard tubes and also produces paper tube manufacturing equipment for companies throughout North America. Goodwill in the amount of $1.0 million was recorded in connection with the Design Tubes acquisition.

Dividends. We paid cash dividends of $833 thousand in the first half of 2002 versus $7.2 million in the same period last year. Since February 2001, we have reduced our dividend payments from $0.18 to $0.03 per issued and outstanding common share. Then, in February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions and due to the limitations on dividend payments in our financial covenants. Although our former debt agreements contained no specific limitations on the payment of dividends, our current debt agreements contain certain limitations on the payment of future dividends. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends included in our financial covenants.

Share Repurchases. We did not purchase any shares of our common stock during the first six months of 2002 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. However, our 9 7/8% senior subordinated notes and our senior credit facility limit our ability to purchase our common stock.

Subsequent Events

On July 22, 2002, we entered into a definitive agreement with a subsidiary of Smurfit-Stone Container Corporation to acquire substantially all the assets (excluding accounts receivable) of Smurfit’s Industrial Packaging Group business. The Smurfit business consists of 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants located in 16 states across the U.S. and in Canada. The purchase price is approximately $79.8 million, as adjusted to account for any difference in the working capital of the acquired business between December 31, 2001 and the closing date and reduced by the assumption of $1.7 million of indebtedness outstanding under certain industrial development revenue bonds. We will record an acquisition liability of approximately $5.0 million in expected costs associated with the anticipated closing of several facilities. In accordance with the terms of long-term supply agreements (with initial terms of seven years, subject to renewal), we will supply Smurfit with tubes and cores and uncoated recycled boxboard that are currently supplied internally and Smurfit will supply us with all requirements of trim rolls for the purchased facilities. The acquisition is subject to various conditions, including expiration or early termination of the pre-merger notification period under the Hart-Scott-Rodino Act, and may be abandoned by mutual consent of the parties, by one party in the event of a material misrepresentation, breach or inability to timely satisfy a closing condition by the other, or by either party if the acquisition is not consummated by September 15, 2002. The acquisition is currently expected to close on or before September 12, 2002, subject to expiration of the waiting period under the Hart-Scott-Rodino Act. We have received an inquiry from the United States Department of Justice regarding the acquisition, and have submitted additional documentation to supplement our pre merger notification filing. The Department of Justice recently has confirmed that the submission of this additional documentation will extend the expiration of the waiting period to September 11, 2002. Although we currently believe that we will be able to satisfy the inquiry without incurring significant additional delays in, or a challenge to, our ability to consummate the acquisition, we can give no assurance that this will be the case.

In August 2002, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $5.5 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed spread that was 17 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $5.5 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of market conditions.

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

New Accounting Pronouncements

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. We adopted this pronouncement effective January 1, 2002. We have completed our initial impairment test, which was required to be completed by June 30, 2002, and have determined that no impairment of goodwill exists. See Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill accounting.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of SFAS No. 143 on our financial position and results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Contractual Obligations

For a discussion of our contractual obligations, see Note 6 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to our contractual obligations.

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

      Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2001, the average energy cost in our mill system was approximately $57 per ton. During the first six months of 2002, energy costs decreased to approximately $49 per ton. The decrease was due primarily to decreases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001 and as a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot assure you that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

      Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods.

      Demand for our products in our four principal end use markets is primarily driven by the following factors:

•	Tube, core and composite container — industrial production, construction spending and consumer nondurable consumption;

•	Folding cartons — consumer nondurable consumption and industrial production;

•	Gypsum wallboard facing paper — single and multifamily construction, repair and remodeling construction and commercial construction; and

•	Other specialty products — consumer nondurable consumption and consumer durable consumption.

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

      Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (other than the acquisition described above under “—Subsequent Events”), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. We expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of our acquired businesses, including the Smurfit Industrial Packaging Group, will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

      All acquisitions, including our recently announced acquisition of the Smurfit Industrial Packaging Group, also involve specific risks. Some of these risks include:

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

      If we cannot raise the necessary capital for, or use our stock to finance acquisitions, expansion plans or other significant corporate opportunities, our growth may be impaired.

      Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. Although we expect to be able to use borrowed funds to pursue these opportunities, we must continue to comply with financial and other covenants in order to do so. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. Existing weaknesses in the U.S. capital markets have been, and may continue to be, aggravated by the September 11, 2001 terrorist attacks and their aftermath. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

      Our interest expense could be adversely affected by risks associated with our interest rate swap agreements.

      Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2001 and the first six months of 2002, we entered into several interest rate swap agreements in order to take advantage of the current market conditions. These agreements converted a significant portion of our existing fixed rate 9 7/8% senior subordinated notes and our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements have lowered our interest expense, and we expect these agreements to continue to positively affect our interest expense. If, however, the three-month LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

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

      The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

      Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 1999, 2000 and 2001, was convicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. In light of the conviction and the underlying events, Arthur Andersen LLP has informed the SEC that it will stop practicing before the SEC by August 31, 2002, unless the SEC determines that another date is appropriate. The SEC has stated that, for the time being, it will continue accepting financial statements audited by Arthur Andersen LLP provided that we comply with the applicable rules and orders issued by the SEC in March 2002 for this purpose. It is possible that events arising out of the conviction may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to us, including claims that could arise out of Arthur Andersen LLP’s audit of our financial statements included in our periodic reports, prospectuses or registration statements filed with the SEC.

      In order for us to conduct a registered securities offering, in the event we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. These rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP and obtain their consent and representations until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005. We expect that we would not be able to obtain the necessary consent and representations from Arthur Andersen LLP. The audit partner and substantially all of the audit team who audited our financial statements are no longer with Arthur Andersen LLP, and that firm would likely not agree to issue a consent or make any representations in their absence. The SEC recently has provided regulatory relief designed to allow companies to dispense with the requirement to file a consent of Arthur Andersen LLP in certain circumstances. Although we currently believe we would meet the requirements to obtain this relief, if the SEC eliminates or modifies this relief or if we otherwise fail to qualify for it, we may not be able to satisfy the SEC requirements for a registration statement or for our periodic reports. Even if the SEC continues to accept financial statements previously audited by Arthur Andersen LLP, but without their current consent and representations, those financial statements would not provide us and any underwriters and purchasers of our securities with the same level of protection under the securities laws as would otherwise be the case. In addition, in the event we are required to make any technical modifications, reclassifications or restatements with respect to any of our prior financial statements that were audited by Arthur Andersen LLP, our ability to do so without obtaining a full re-audit of such financial statements by another independent accounting firm may be limited unless the SEC grants relief that would enable such revisions to be made without the need for a full re-audit.

      In any of the situations described above, our access to the capital markets, or our ability to timely comply with periodic reporting requirements, would be impaired unless Deloitte & Touche LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the public capital markets, or to comply with periodic reporting requirements, caused by these circumstances could have a material adverse effect on our business, profitability and growth prospects. In addition, some investors may choose not to hold or invest in securities of a company whose financial statements were audited by Arthur Andersen LLP. As a result, among other things, the price or marketability of our securities could be impaired.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

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

ITEM 2. CHANGES IN SECURITIES

On April 12, 2002, we acquired the remaining 51% of the outstanding stock of Design Tubes Company Limited, Toronto, Ontario, Canada from its owner in consideration for shares of our subsidiary, Caraustar Design Tubes, Inc., that are exchangeable at the option of the holder (and for no additional consideration) into approximately 141,000 shares of our common stock, valued at $1.5 million. The exchangeable shares were issued in reliance on exemption from registration under Canadian securities laws and, to the extent applicable, the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of our common stock issuable upon exchange of the exchangeable shares have been registered for issuance under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 08, 2002. The matters voted upon at the meeting were (1) a proposal to elect three Class I directors (Thomas V. Brown, Ralph M. Holt, Jr. and Dennis M. Love) and (2) a proposal to ratify the selection of Deloitte & Touche LLP as our independent public accountants for fiscal 2002. Proposals (1) and (2) were approved by the following margins:

		Votes Against or		Broker
Proposal	Votes For	Withheld	Abstentions	Nonvotes

Election of Directors
Thomas V. Brown	23,401,624	687,172	0	0
Ralph M. Holt, Jr.	23,023,524	1,065,272	0	0
Dennis M. Love	23,405,006	683,790	0	0
Ratification of Selection of Independent Public Accountants	23,573,822	512,937	2,037	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)  Reports on Form 8-K

We filed two current reports on Form 8-K during the quarter ended June 30, 2002. The first report, filed on April 2, 2002, gave notice that we terminated the engagement of Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche to serve as our independent public accountants for the year ended December 31, 2002.

The second report, filed on June 19, 2002, incorporated by reference the contents of our press release announcing our expected financial results for the quarter ended June 30, 2002.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ H. LEE THRASH, III H. Lee Thrash, III Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646]

Exhibit
No.		Description

10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.07†	—	Amendment No. 4 to Credit Agreement, dated as of June 3, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent

10.08	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.09	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.10	—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.11	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.12	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])

10.13	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

10.14	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.15	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

Exhibit
No.		Description

10.16	—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])

10.17	—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.18†	—	Fifth Amendment to Guaranty Agreement, dated as of June 6, 2002, of the Company in favor of SunTrust Bank Atlanta

10.19	—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.20†	—	Fifth Amendment to Parent Guaranty, dated as of June 6, 2002, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent

10.21	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.22	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.23†	—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002

11.01†	—	Computation of Earnings Per Share

† Filed herewith