Form 10-Q
period 2002-09-30
CARAUSTAR INDUSTRIES INC
filed 2002-11-15
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to _________________

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

Yes ☒                     No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, October 28, 2002.

Common Stock, $.10 par value	27,908,210

(Class)	(Outstanding)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10.07 AMENDMENT NO. 4 TO CREDIT AGREEMENT
EX-10.08 SECURITY AGREEMENT
EX-10.19 FIFTH AMENDMENT TO GUARANTY AGREEMENT
EX-10.21 REVISED FIFTH AMENDMENT
EX-10.25 FIRST AMENDMENT TO ASSET PURCHASE
EX-10.26 EMPLOYMENT AGREEMENT
EX-10.27 EMPLOYMENT AGREEMENT
EX-10.28 RESIGNATION AGREEMENT
EX-10.29 MASTER LEASE AGREEMENT
EX-10.30 CHANGE IN CONTROL SEVERANCE AGREEMENT
EX-11.01 COMPUTATION OF EARNINGS PER SHARE
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

CARAUSTAR INDUSTRIES, INC.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$64,507	$64,244

Receivables, net of allowances	116,600	86,297

Inventories	115,332	101,823

Refundable income taxes	7,975	17,949

Other current assets	22,876	16,456

Total current assets	327,290	286,769

PROPERTY, PLANT AND EQUIPMENT:

Land	14,872	12,620

Buildings and improvements	151,008	135,727

Machinery and equipment	652,761	625,691

Furniture and fixtures	14,536	14,326

	833,177	788,364

Less accumulated depreciation	(382,002)	(337,988)

Property, plant and equipment, net	451,175	450,376

GOODWILL AND INTANGIBLE ASSETS, net	187,341	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	56,203	62,285

OTHER ASSETS	35,036	15,086

	$1,057,045	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of debt	$65	$48

Accounts payable	72,125	52,133

Accrued liabilities	56,685	37,749

Dividends payable	—	833

Total current liabilities	128,875	90,763

SENIOR CREDIT FACILITY	38,000	—

OTHER LONG-TERM DEBT, less current maturities	532,435	508,691

DEFERRED INCOME TAXES	73,544	66,760

DEFERRED COMPENSATION	1,536	1,741

OTHER LIABILITIES	4,699	12,512

MINORITY INTEREST	822	935

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	—	—

Common stock, $.10 par value; 60,000,000 shares authorized, 27,894,142 and 27,853,897 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2,789	2,785

Additional paid-in capital	182,078	180,116

Retained earnings	92,915	97,488

Accumulated other comprehensive loss	(648)	(810)

	277,134	279,579

	$1,057,045	$960,981

The accompanying notes are an integral part of these financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

SALES	$240,016	$234,851	$695,399	$697,698

COST OF SALES	187,322	172,807	527,004	516,829

Gross profit	52,694	62,044	168,395	180,869

FREIGHT COSTS	14,482	13,869	42,212	40,299

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,353	36,832	107,744	109,861

RESTRUCTURING COSTS	—	—	985	7,083

Operating income	859	11,343	17,454	23,626

OTHER (EXPENSE) INCOME:

Interest expense	(9,431)	(10,393)	(28,110)	(31,159)

Interest income	493	319	1,361	624

Equity in income (loss) of unconsolidated affiliates	826	936	1,861	(1,799)

Other, net	39	(98)	(72)	(611)

Total other expense	(8,073)	(9,236)	(24,960)	(32,945)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(7,214)	2,107	(7,506)	(9,319)

MINORITY INTEREST IN LOSSES	35	120	113	157

(BENEFIT) PROVISION FOR INCOME TAXES	(2,690)	1,272	(2,822)	(2,362)

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(4,489)	955	(4,571)	(6,800)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	—	—	—	(2,695)

NET (LOSS) INCOME	$(4,489)	$955	$(4,571)	$(9,495)

BASIC

(LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$(0.16)	$0.03	$(0.16)	$(0.24)

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$(0.10)

NET (LOSS) INCOME PER COMMON SHARE	$(0.16)	$0.03	$(0.16)	$(0.34)

Weighted average number of shares outstanding	27,862	27,856	27,859	27,841

DILUTED

(LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$(0.16)	$0.03	$(0.16)	$(0.24)

EXTRAORDINARY LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$(0.10)

NET (LOSS) INCOME PER COMMON SHARE	$(0.16)	$0.03	$(0.16)	$(0.34)

Diluted weighted average number of shares outstanding	27,862	27,856	27,859	27,841

The accompanying notes are an integral part of these financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,

	2002	2001

Cash provided by (used in)

Operating activities:

Net loss	$(4,571)	$(9,495)

Extraordinary loss from early extinguishment of debt	—	4,305

Depreciation and amortization	46,148	46,986

Restructuring costs	985	3,987

Change in deferred income taxes	6,543	3,414

Other noncash adjustments	56	10

Equity in income or loss of unconsolidated affiliates, net of distributions	4,794	1,799

Changes in current assets and liabilities, net of businesses acquired	1,964	(4,361)

Net cash provided by operating activities	55,919	46,645

Investing activities:

Purchases of property, plant and equipment	(16,126)	(22,500)

Acquisitions of businesses, net of cash acquired	(69,144)	(34)

Investment in unconsolidated affiliates	(200)	—

Other	1,056	572

Net cash used in investing activities	(84,414)	(21,962)

Financing activities:

Proceeds from senior credit facility	38,000	18,000

Repayments of senior credit facility	—	(212,000)

Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	—	291,200

Repayments of other long and short-term debt	(6,628)	(67,110)

7.74% senior notes prepayment penalty	—	(3,565)

Dividends paid	(833)	(8,037)

Other	(1,781)	(1,826)

Net cash provided by financing activities	28,758	16,662

Net change in cash and cash equivalents	263	41,345

Cash and cash equivalents at beginning of period	64,244	8,900

Cash and cash equivalents at end of period	$64,507	$50,245

Supplemental Disclosures:

Cash payments for interest	$21,673	$14,629

Cash payments for income taxes	$474	$1,276

Stock issued for acquisitions	$325	$18,799

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Acquisitions

Each of the following acquisitions are being accounted for under the purchase method of accounting, applying the provisions of Statements of Financial Accounting Standards No. 141 and, as a result, the Company recorded the assets and liabilities of the acquired company at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocation of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of the acquisition. The financial statements for the nine months ended September 30, 2002 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

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

On September 30, 2002, the Company acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67,100,000, and assumed $1,700,000 of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded by $38,000,000 of borrowings under Caraustar’s revolving credit facility and $29,100,000 of cash on hand. The purchase agreement includes a purchase price working capital adjustment which will be finalized in the fourth quarter. Goodwill and intangible assets of approximately $38,600,000 were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition.

The Company also entered into operating lease agreements with a third party to lease machinery and equipment at these locations. The terms of the agreements are six years. The future minimum rental payments required under these leases are approximately $1,700,000 each year in 2002 through 2007 and $1,300,000 in 2008. The Company will recognize operating lease expense of approximately $480,000 in 2002, $2,000,000 each year in 2003 through 2007 and $1,400,000 in 2008.

Smurfit Industrial Packaging Group operations included seventeen paper tube and core plants, three uncoated recycled paperboard mills and three partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market. In conjunction with the acquisition, the Company is evaluating its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the acquired assets including certain intangible assets; thus, the allocation of the purchase price is preliminary.

Cash paid to Jefferson Smurfit Corporation (U.S.)		$67,100,000

Acquisition expenses (estimated)		1,900,000

Total allocable cost		69,000,000

Assets acquired:

Current assets	10,400,000

Property, plant & equipment	30,500,000

Other assets	300,000

Total assets purchased		41,200,000

Liabilities assumed:

Current liabilities	9,100,000

Long-term debt	1,700,000

Total liabilities assumed		10,800,000

Net assets acquired		30,400,000

Total goodwill and intangible assets		$38,600,000

The following unaudited pro forma financial data (in thousands, except per share amounts) gives effect to the acquisition of Smurfit Industrial Packaging Group as if it had occurred on the first day of each period presented. The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the Smurfit Industrial Packaging Group acquisition had been effected at that date.

	Nine Months
	Ended September 30,

	2002	2001

Total revenues	$805,242	$803,090

Net (loss) income	$260	$(6,025)

Net (loss) income per share

Basic	$0.01	$(0.22)

Diluted	$0.01	$(0.22)

Note 3. Inventory

Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. All inventories are valued using the first-in, first-out method.

Inventories at September 30, 2002 and December 31, 2001 were as follows (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials and supplies	$49,808	$40,357

Finished goods and work in process	65,524	61,466

Total inventory	$115,332	$101,823

Note 4. Comprehensive Income or Loss

Total comprehensive income or loss, consisting of net income or loss plus changes in foreign currency translation adjustment for the three months ended September 30, 2002 and 2001 was a loss of $4,563,000 and income of $1,041,000, respectively. For the nine months ended September 30, 2002 and 2001 total comprehensive loss was $4,409,000 and $9,533,000, respectively.

Note 5. Senior Credit Facility and Other Long-Term Debt

At September 30, 2002 and December 31, 2001, total long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Senior credit facility	$38,000	$—

7 1/4 percent senior notes	25,668	25,449

7 3/8 percent senior notes	202,096	197,716

9 7/8 percent senior subordinated notes	294,791	277,326

Other notes payable	9,945	8,248

Total debt	570,500	508,739

Less current maturities	(65)	(48)

Total long-term debt	$570,435	$508,691

On March 29, 2001, the Company obtained a credit facility that provides for a revolving line of credit in the aggregate principal amount of $75,000,000 for a term of three years, including subfacilities of $10,000,000 for swingline loans and $15,000,000 for letters of credit, usage of which reduces availability under the facility. As of September 30, 2002 the Company borrowed $38,000,000 under the facility at an average interest rate of 4.28 percent, and an aggregate of $10,000,000 in letter of credit obligations were outstanding. The Company used the $38,000,000 to fund a portion of the acquisition price of the Smurfit Industrial Packaging Group (see Note 2). The Company intends to use the remaining balance of the facility for working capital, capital expenditures and other general corporate purposes. The Company’s obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries and are secured by a first priority security interest in the accounts receivable and inventory of the Company and all of its existing and subsequently acquired wholly-owned domestic subsidiaries (see discussion below of amendments to the senior credit facility).

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of one percent) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the facility as the ratio of the Company’s total debt to its total capitalization). Based on the Company’s leverage ratio at September 30, 2002, the current margins are 2.75 percent for Eurodollar rate loans and 1.50 percent for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.55 percent based on the Company’s leverage ratio at September 30, 2002.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of the Company’s business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum fixed charge coverage ratio.

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

During the third and fourth quarters of 2001 and the first and third quarters of 2002, the Company completed four amendments to its senior credit facility agreement. The first amendment, dated September 10, 2001, allows the Company to acquire up to $30,000,000 of its senior subordinated notes so long as no default or event of default exists on the date of the transaction, or will result from the transaction.

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

In connection with the Company’s acquisition of the Smurfit Industrial Packaging Group, the Company entered into a fourth amendment to its senior credit facility in September 2002. The purpose of this amendment was to obtain the required lender consent under the senior credit facility for the consummation of the acquisition (and the incurrence of up to $60,000,000 in subordinated debt financing to refinance borrowings under the credit facility and restore cash used to fund a portion of the acquisition price), to lower the minimum allowable tangible net worth for all periods after the effective date of the amendment, and to increase the maximum permitted leverage ratio covenant to 70.0 percent for the fiscal quarters ending December 31, 2002, March 31, 2003 and June 30, 2003, and 67.5 percent for the fiscal quarter ending September 30, 2003. Additionally, the minimum interest coverage ratio covenant was replaced with a minimum fixed charge coverage ratio covenant beginning with the third quarter of 2002. These modifications, in addition to increasing the Company’s flexibility to finance the acquisition, were necessary to enable the Company to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002 and violations of the leverage ratio covenant in future periods.

In exchange for these modifications, the Company’s lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment also provides for a margin pricing increase of 0.25 percent effective November 15, 2002, if the Company has not issued at least $50,000,000 in senior subordinated notes by that date, and an increase of 0.25 percent every three months after that date until the first date on which the Company’s balance of cash and cash equivalents is at least $50,000,000 and the Company has no loans outstanding under the facility (subject to a maximum interest margin of 3.75 percent for Eurodollar rate loans and 2.50 percent for base rate loans). In addition, under the terms of the fourth amendment, the Company was required to enter into a security agreement under which the Company and its subsidiary guarantors under the senior credit facility granted a first priority security interest in their respective accounts receivable and inventory to secure their obligations under the credit facility and the Company’s obligations under its 50 percent guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

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

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at September 30, 2002 for each of the Company’s interest rate swaps. The September 30, 2002 three-month LIBOR is presented for informational purposes only and does not represent the Company’s actual effective rates in place at September 30, 2002.

			Three-Month
	Notional		LIBOR at
	Amount	Fixed	September 30,	Total
Debt Instrument	(000's)	Spread	2002	Variable Rate

7 3/8 percent senior notes	$50,000	2.365%	1.806%	4.171%

7 3/8 percent senior notes	25,000	1.445	1.806	3.251

7 3/8 percent senior notes	25,000	1.775	1.806	3.581

9 7/8 percent senior subordinated notes	185,000	4.495	1.806	6.301

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

In August 2002, the Company unwound its $185,000,000 interest rate swap agreement related to the 9 7/8 percent senior subordinated notes and received $5,500,000 million from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed spread that was 17 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. In September 2002, the Company repaid the $5,500,000 and entered into a new swap agreement that lowered the fixed spread by 7.5 basis points from the August 2002 swap.

Under the provisions of SFAS No. 133, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. At September 30, 2002 the aggregate fair value of the swap agreements is approximately $20,986,000 and is classified as a component of long-term assets and long-term debt in the accompanying balance sheet. The December 31, 2001 aggregate fair value of the swaps was $7,418,000 and is classified as a component of other long-term liabilities and long-term debt.

Note 6. New Accounting Pronouncements

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

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

In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 46, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the statement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The changes in SFAS No. 145 related to debt extinguishment become effective for the Company in fiscal 2003, and the other changes were effective for all financial statements issued on or after May 15, 2002.

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

Note 7. Segment Information

The Company operates principally in three business segments based on its products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices.

Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Sales (external customers):

Paperboard	$89,268	$83,797	$248,396	$248,588

Tube, core and composite container	68,563	65,786	202,363	200,623

Carton and custom packaging	82,185	85,268	244,640	248,487

Total	$240,016	$234,851	$695,399	$697,698

Sales (intersegment):

Paperboard	$37,639	$39,245	$106,214	$102,737

Tube, core and composite container	1,030	1,046	2,865	3,001

Carton and custom packaging	173	123	579	424

Total	$38,842	$40,414	$109,658	$106,162

Operating income:

Paperboard(A)	$1,421	$11,094	$15,333	$24,247

Tube, core and composite container	2,585	1,653	8,986	6,874

Carton and custom packaging(B)	1,366	1,565	5,202	2,206

Total	5,372	14,312	29,521	33,327

Corporate expense	(4,513)	(2,969)	(12,067)	(9,701)

Operating income	859	11,343	17,454	23,626

Interest expense	(9,431)	(10,393)	(28,110)	(31,159)

Interest income	493	319	1,361	624

Equity in income (loss) of unconsolidated affiliates	826	936	1,861	(1,799)

Other, net	39	(98)	(72)	(611)

(Loss) Income before income taxes, minority interest and extraordinary loss	$(7,214)	$2,107	$(7,506)	$(9,319)

(A)	Results include a second quarter 2002 charge to operations of $985,000 related to the revised estimate of fixed asset disposal costs at the Camden and Chicago paperboard mills. Results include first quarter 2001 charges to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill (See Note 9). Results also include a $3,854,000 and $1,635,000 reduction in reserves in the second and third quarters of 2001, respectively, related to expiring unfavorable supply contracts acquired with the Sprague paperboard mill. These are related to the paperboard segment and are reflected in the segment’s operating income.

(B)	Results include 2001 charges to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. These costs are related to the carton and custom packaging segment and are reflected in the segment’s operating income (See Note 9).

Note 8. Goodwill Accounting

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and no longer amortizes goodwill.

Income (loss) before extraordinary item, net income (loss) and related income (loss) per share for the third quarter and first nine months of 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share information):

	Three Months	Income Per Share
	Ended
	September 30, 2001	Basic	Diluted

Net income:

Reported net income	$955	$0.03	$0.03

Goodwill amortization	712	0.03	0.03

Adjusted net income	$1,667	$0.06	$0.06

	Nine Months	Loss Per Share
	Ended
	September 30, 2001	Basic	Diluted

Loss before extraordinary item:

Reported loss before extraordinary item	$(6,800)	$(0.24)	$(0.24)

Goodwill amortization	2,084	0.07	0.07

Adjusted loss before extraordinary item	$(4,716)	$(0.17)	$(0.17)

Net loss:

Reported net loss	$(9,495)	$(0.34)	$(0.34)

Goodwill amortization	2,084	0.07	0.07

Adjusted net loss	$(7,411)	$(0.27)	$(0.27)

As of September 30, 2002, goodwill and intangible assets of $187,341,000 (net of $20,500,000 of amortization) was attributable to the Company’s segments as follows: $77,648,000 for Paperboard, $66,353,000 for Tube, Core and Composite Container and $43,340,000 for Carton and Custom Packaging. During the first nine months of 2002, $40,876,000 of goodwill and intangible assets was acquired by the Company and no goodwill or intangible assets were impaired or written off.

Note 9. Restructuring Costs

In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of September 30, 2002, one employee remained to assist in the closing of the mill. The Company is marketing the property and will complete the exit plan upon the sale of the property, which it anticipates will occur prior to December 31, 2003.

The following is a summary of the Camden and Chicago mills’ impairment charges and restructuring reserve activity from January 1, 2001 to September 30, 2002 (in thousands):

	Camden	Chicago

			Severance and
			Other
	Asset	Asset	Termination	Other Exit
	Impairment	Impairment	Benefits	Costs	Total

2001 provision	—	$2,237	$1,221	$989	$4,447

Noncash	—	(2,237)	—	—	(2,237)

Cash	—	—	1,221	989	2,210

2001 cash activity	—	—	(1,221)	(597)	(1,818)

Balance as of December 31, 2001	—	—	—	392	392

First quarter 2002 cash activity	—	—	—	(177)	(177)

Balance as of March 31, 2002	—	—	—	215	215

2002 noncash (benefit) provision	$(500)	1,485	—	—	985

Second quarter 2002 noncash activity	500	(1,485)	—	—	(985)

Second quarter 2002 cash activity	—	—	—	(4)	(4)

Balance as of June 30, 2002	—	—	—	211	211

Third quarter 2002 cash activity	—	—	—	(18)	(18)

Balance as of September 30, 2002	$—	$—	$—	$193	$193

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

Note 11. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for (loss) income before extraordinary item (in thousands, except per share information):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Calculation of Basic (Loss) Income Per Share:

(Loss) income before extraordinary loss	$(4,489)	$955	$(4,571)	$(6,800)

Weighted average number of common shares outstanding	27,862	27,856	27,859	27,841

Basic (loss) income per share before extraordinary loss	$(0.16)	$0.03	$(0.16)	$(0.24)

Calculation of Diluted (Loss) Income Per Share:

(Loss) income before extraordinary item	$(4,489)	$955	$(4,571)	$(6,800)

Weighted average number of common shares outstanding	27,862	27,856	27,859	27,841

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares outstanding assuming dilution	27,862	27,856	27,859	27,841

Diluted (loss) income per share before extraordinary loss	$(0.16)	$0.03	$(0.16)	$(0.24)

Approximately 1,360,000 and 1,668,000 common stock equivalents are excluded from the three month periods ended September 30, 2002 and 2001, respectively, and approximately 1,533,000 and 1,765,000 common stock equivalents are excluded from the first nine months of 2002 and 2001, respectively. These common stock equivalents are excluded because they are antidilutive.

Note 12. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries Inc. and Subsidiary Guarantors, which consist of all of the Company’s wholly-owned subsidiaries other than foreign subsidiaries and two domestic subsidiaries that are not wholly-owned. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors and that the separate financial statements are not material to investors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of September 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$63,664	$150	$693		$64,507

Intercompany funding	93,480	(85,724)	(7,756)		—

Receivables, net of allowances	8,063	104,807	3,730		116,600

Intercompany accounts receivable	—	450	102	$(552)	—

Inventories	—	110,925	4,407		115,332

Refundable income taxes	7,699	139	137		7,975

Other current assets	16,322	6,078	476		22,876

Total current assets	189,228	136,825	1,789	(552)	327,290

PROPERTY, PLANT AND EQUIPMENT	11,256	795,061	26,860		833,177

Less accumulated depreciation	(5,964)	(359,510)	(16,528)		(382,002)

Property, plant and equipment, net	5,292	435,551	10,332		451,175

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	592,312	126,774	—	(719,086)	—

GOODWILL AND INTANGIBLE ASSETS, net	—	184,242	3,099		187,341

INVESTMENT IN UNCONSOLIDATED AFFILIATES	55,465	738	—		56,203

OTHER ASSETS	32,633	2,049	354		35,036

	$874,930	$886,179	$15,574	$(719,638)	$1,057,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of debt	$—	$65	$—		$65

Accounts payable	20,951	48,598	2,576		72,125

Intercompany accounts payable	—	102	450	$(552)	—

Accrued liabilities	19,249	36,409	1,027		56,685

Total current liabilities	40,200	85,174	4,053	(552)	128,875

SENIOR CREDIT FACILITY	38,000	—	—		38,000

LONG-TERM DEBT, less current maturities	522,555	9,880	—		532,435

DEFERRED INCOME TAXES	59,911	12,242	1,391		73,544

DEFERRED COMPENSATION	1,482	54	—		1,536

OTHER LIABILITIES	—	4,699	—		4,699

MINORITY INTEREST	—	—	—	822	822

SHAREHOLDERS’ EQUITY:

Common stock	2,742	502	523	(978)	2,789

Additional paid-in capital	207,730	666,729	7,922	(700,303)	182,078

Retained earnings	2,310	106,899	2,333	(18,627)	92,915

Accumulated other comprehensive loss	—	—	(648)		(648)

	212,782	774,130	10,130	(719,908)	277,134

	$874,930	$886,179	$15,574	$(719,638)	$1,057,045

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$63,277	$432	$535		$64,244

Intercompany funding	139,496	(132,948)	(6,548)		—

Receivables, net of allowances	1,817	81,669	2,811		86,297

Intercompany accounts receivable	—	270	288	$(558)	—

Inventories	—	98,063	3,760		101,823

Refundable income taxes	17,689	140	120		17,949

Other current assets	12,168	3,648	640		16,456

Total current assets	234,447	51,274	1,606	(558)	286,769

PROPERTY, PLANT AND EQUIPMENT	9,830	753,133	25,401		788,364

Less accumulated depreciation	(4,523)	(318,010)	(15,455)		(337,988)

Property, plant and equipment, net	5,307	435,123	9,946		450,376

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	126,774	—	(649,732)	—

GOODWILL AND INTANGIBLE ASSETS, net	—	145,515	950		146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,134	2,151	—		62,285

OTHER ASSETS	12,289	2,754	43		15,086

	$835,135	$763,591	$12,545	$(650,290)	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of debt	$—	$48	$—		$48

Accounts payable	16,861	32,866	2,406		52,133

Intercompany accounts payable	—	288	270	$(558)	—

Accrued liabilities	8,371	28,596	782		37,749

Dividends payable	833	—	—		833

Total current liabilities	26,065	61,798	3,458	(558)	90,763

LONG-TERM DEBT, less current maturities	500,491	8,200	—		508,691

DEFERRED INCOME TAXES	53,366	12,244	1,150		66,760

DEFERRED COMPENSATION	1,687	54	—		1,741

OTHER LIABILITIES	8,475	4,037	—		12,512

MINORITY INTEREST	—	—	—	935	935

SHAREHOLDERS’ EQUITY:

Common stock	2,738	883	142	(978)	2,785

Additional paid-in capital	207,241	598,597	5,227	(630,949)	180,116

Retained earnings	35,072	77,778	3,378	(18,740)	97,488

Accumulated other comprehensive loss	—	—	(810)		(810)

	245,051	677,258	7,937	(650,667)	279,579

	$835,135	$763,591	$12,545	$(650,290)	$960,981

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Three Months Ended September 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

SALES	$—	$280,887	$6,185	$(47,056)	$240,016

COST OF SALES	(47)	229,632	4,793	(47,056)	187,322

Gross profit	47	51,255	1,392	—	52,694

FREIGHT COSTS	—	14,218	264		14,482

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,525	31,580	1,248		37,353

Operating (loss) income	(4,478)	5,457	(120)	—	859

OTHER (EXPENSE) INCOME:

Interest expense	(9,347)	(75)	(100)	91	(9,431)

Interest income	588	(5)	1	(91)	493

Equity in income (loss) of unconsolidated affiliates	870	(44)	—		826

Other, net	—	54	(15)		39

	(7,889)	(70)	(114)	—	(8,073)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(12,367)	5,387	(234)	—	(7,214)

MINORITY INTEREST IN LOSSES	—	—	—	35	35

BENEFIT FOR INCOME TAXES	(2,690)	—	—		(2,690)

NET (LOSS) INCOME	$(9,677)	$5,387	$(234)	$35	$(4,489)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Three Months Ended September 30, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

SALES	$—	$269,068	$5,211	$(39,428)	$234,851

COST OF SALES	(5,700)	213,683	4,252	(39,428)	172,807

Gross profit	5,700	55,385	959	—	62,044

FREIGHT COSTS	—	13,673	196		13,869

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,361	33,335	1,136		36,832

Operating (loss) income	3,339	8,377	(373)	—	11,343

OTHER (EXPENSE) INCOME:

Interest expense	(10,300)	(160)	(252)	319	(10,393)

Interest income	631	3	4	(319)	319

Equity in income (loss) of unconsolidated affiliates	963	(27)	—		936

Other, net	—	(42)	(56)		(98)

	(8,706)	(226)	(304)	—	(9,236)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(5,367)	8,151	(677)	—	2,107

MINORITY INTEREST IN LOSSES	—	—	—	120	120

PROVISION FOR INCOME TAXES	1,272	—	—	—	1,272

NET (LOSS) INCOME	$(6,639)	$8,151	$(677)	$120	$955

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Nine Months Ended September 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

SALES	$—	$806,540	$17,960	$(129,101)	$695,399

COST OF SALES	(141)	642,189	14,057	(129,101)	527,004

Gross profit	141	164,351	3,903	—	168,395

FREIGHT COSTS	—	41,468	744		42,212

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,578	92,399	3,767		107,744

RESTRUCTURING COSTS	—	985	—		985

Operating (loss) income	(11,437)	29,499	(608)	—	17,454

OTHER (EXPENSE) INCOME:

Interest expense	(27,855)	(242)	(301)	288	(28,110)

Interest income	1,636	9	4	(288)	1,361

Equity in income (loss) of unconsolidated affiliates	1,987	(126)	—		1,861

Other, net	87	(19)	(140)		(72)

	(24,145)	(378)	(437)	—	(24,960)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(35,582)	29,121	(1,045)	—	(7,506)

MINORITY INTEREST IN LOSSES	—	—	—	113	113

BENEFIT FOR INCOME TAXES	(2,822)	—	—		(2,822)

NET (LOSS) INCOME	$(32,760)	$29,121	$(1,045)	$113	$(4,571)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	For The Nine Months Ended September 30, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

SALES	$—	$795,164	$17,415	$(114,881)	$697,698

COST OF SALES	(5,672)	623,604	13,778	(114,881)	516,829

Gross profit	5,672	171,560	3,637	—	180,869

FREIGHT COSTS	—	39,695	604		40,299

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,281	95,071	4,509		109,861

RESTRUCTURING COSTS	—	7,083	—		7,083

Operating (loss) income	(4,609)	29,711	(1,476)	—	23,626

OTHER (EXPENSE) INCOME:

Interest expense	(30,846)	(795)	(261)	743	(31,159)

Interest income	1,322	30	15	(743)	624

Equity in loss of unconsolidated affiliates	(1,748)	(51)	—		(1,799)

Other, net	—	(543)	(68)		(611)

	(31,272)	(1,359)	(314)	—	(32,945)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(35,881)	28,352	(1,790)	—	(9,319)

MINORITY INTEREST IN LOSSES	—	—	—	157	157

BENEFIT FOR INCOME TAXES	(2,362)	—	—		(2,362)

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(33,519)	28,352	(1,790)	157	(6,800)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	(2,695)	—	—		(2,695)

NET (LOSS) INCOME	$(36,214)	$28,352	$(1,790)	$157	$(9,495)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	For The Nine Months Ended September 30, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(26,302)	$81,352	$869	$—	$55,919

Investing activities:

Purchases of property, plant and equipment	(1,284)	(14,273)	(569)		(16,126)

Acquisitions of businesses, net of cash acquired	—	(69,029)	(115)		(69,144)

Other	(833)	1,716	(27)		856

Net cash used in investing activities	(2,117)	(81,586)	(711)	—	(84,414)

Financing activities:

Borrowings from senior credit facility	38,000				38,000

Repayments of other long and short-term debt	(6,580)	(48)	—		(6,628)

Dividends paid	(833)	—	—		(833)

Other	(1,781)	—	—		(1,781)

Net cash provided by (used in) financing activities	28,806	(48)	—	—	28,758

Net change in cash and cash equivalents	387	(282)	158		263

Cash and cash equivalents at beginning of period	63,277	432	535		64,244

Cash and cash equivalents at end of period	$63,664	$150	$693	$—	$64,507

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	For The Nine Months Ended September 30, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$24,707	$20,964	$974	$—	$46,645

Investing activities:

Purchases of property, plant and equipment	(1,201)	(20,120)	(1,179)		(22,500)

Acquisitions of businesses, net of cash acquired	—	(34)	—		(34)

Other	803	(66)	(165)		572

Net cash used in investing activities	(398)	(20,220)	(1,344)	—	(21,962)

Financing activities:

Proceeds from senior credit facility	18,000	—	—		18,000

Repayments of senior credit facility	(212,000)	—	—		(212,000)

Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	291,200	—	—		291,200

Repayments of other long and short-term debt	(66,200)	(910)	—		(67,110)

7.74% senior notes prepayment penalty	(3,565)	—	—		(3,565)

Dividends paid	(8,037)	—	—		(8,037)

Other	(1,661)	(165)	—		(1,826)

Net cash provided by (used in) financing activities	17,737	(1,075)	—	—	16,662

Net change in cash and cash equivalents	42,046	(331)	(370)		41,345

Cash and cash equivalents at beginning of period	7,338	536	1,026		8,900

Cash and cash equivalents at end of period	$49,384	$205	$656	$—	$50,245

Note 13. Subsequent Event

In November 2002, the Company unwound $50,000,000 of its $185,000,000 interest rate swap agreement related to the 9 7/8 percent senior subordinated notes, and received approximately $2,800,000 from the bank counter-party. Simultaneously, the Company unwound $50,000,000 of one of its interest rate swap agreements related to the 7 3/8 percent senior notes, and received approximately $3,400,000. The $6,200,000 gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The Company executed these transactions in order to take advantage of market conditions.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 38% in the first nine months of 2002. The remaining 62% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. As part of our strategy to maintain optimum levels of production capacity, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $65 during 2001 and $84 during the first nine months of 2002.

We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of price increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2001, the average energy cost in our mill system was approximately $57 per ton. During the first nine months of 2002, energy costs decreased 16.0% to approximately $48 per ton. The decrease was due primarily to decreases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001. As a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last two years, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed as we have focused on maximizing the productivity of our existing facilities. However, we recently purchased our joint venture partner’s interest in our Design Tubes Company Limited Canadian joint venture and acquired substantially all of the assets of Smurfit-Stone’s Industrial Packaging Group, see “Liquidity and Capital Resources —Acquisitions.”

We are a holding company that currently operates our business through 22 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources” below.

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

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

Pension and Other Postretirement Benefits. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense. Additionally, a significant decline in the value of pension plan assets could potentially result in eliminating our prepaid position and reduce our shareholders’ equity significantly (see “–Liquidity Sources and Risks” below).

Depreciation. Management is required to make estimates regarding useful lives and salvage values of acquired assets. These estimates can significantly impact depreciation expense and accordingly, both net income and the asset values reflected on the balance sheet. As a result of our acquisition of the Smurfit Industrial Packaging Group facilities and management’s own review of our estimated useful lives for depreciation of machinery and equipment, we have initiated a study by independent professional valuation advisors to determine the appropriate remaining estimated useful lives for the newly acquired assets and for our existing machinery and equipment. We expect the study to be completed in the fourth quarter of 2002. Any adjustment to the estimated useful lives of our existing machinery and equipment would be reflected in future periods.

Three Months Ended September 30, 2002 and 2001

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

	Three Months
	Ended
	September 30,			%

	2002	2001	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	238.6	231.4	7.2	3.1%

Outside purchases	36.6	30.9	5.7	18.4%

Total paperboard tonnage	275.2	262.3	12.9	4.9%

Tons sold by market (in thousands):

Tube, core and composite container volume
Paperboard (internal)	49.9	47.2	2.7	5.7%

Outside purchases	8.8	5.9	2.9	49.2%

Tube, core and composite container converted products	58.7	53.1	5.6	10.5%

Unconverted paperboard	10.1	8.5	1.6	18.8%

Tube, core and composite container volume	68.8	61.6	7.2	11.7%

Folding carton volume
Paperboard (internal)	24.5	23.9	0.6	2.5%

Outside purchases	26.7	23.9	2.8	11.7%

Folding carton converted products	51.2	47.8	3.4	7.1%

Unconverted paperboard	70.4	60.0	10.4	17.3%

Folding carton volume	121.6	107.8	13.8	12.8%

Gypsum wallboard facing paper volume
Unconverted paperboard	34.1	42.8	(8.7)	-20.3%

Outside purchases (for resale)	—	—	—	—

Gypsum wallboard facing paper volume	34.1	42.8	(8.7)	-20.3%

Other specialty products volume
Paperboard (internal)	16.6	16.6	—	—

Outside purchases	1.1	1.1	—	—

Other specialty converted products	17.7	17.7	—	—

Unconverted paperboard	33.0	32.4	0.6	1.9%

Other specialty products volume	50.7	50.1	0.6	1.2%

Total paperboard tonnage	275.2	262.3	12.9	4.9%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$409	$411	$(2)	-0.5%

Average same-mill recovered fiber cost	113	63	50	79.4%

Paperboard mill gross paper margin	$296	$348	$(52)	-14.9%

Tube and core:

Average net selling price	$797	$778	$19	2.4%

Average paperboard cost	451	446	5	1.1%

Tube and core gross paper margin	$346	$332	$14	4.2%

Sales. Our consolidated sales for the third quarter of 2002 were $240.0 million, an increase of 2.2% from $234.9 million in the same period of 2001. This increase was due primarily to increased volume in all segments combined with increased selling prices in the tube, core and composite container segment. These increases were partially offset by a decrease in volume in the gypsum wallboard facing paper market and a decrease in selling prices in the carton and custom packaging segment.

Total paperboard tonnage for the third quarter of 2002 increased 4.9% to 275.2 thousand tons compared to 262.3 thousand tons in the third quarter of 2001. This increase was primarily due to higher internal conversion by our converting operations in the tube, core and composite container and carton and custom packaging segments and higher shipments of unconverted paperboard to external customers in the carton and custom packaging, tube, core and composite container and other specialty products markets. These improvements were partially offset by a 20.3% decrease in gypsum wallboard facing paper volume. However, including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum facing paper volume decreased by only 16.3%. Third quarter 2002 outside purchases increased 18.4% to 36.6 thousand tons. Tons sold from paperboard mill production increased 3.1% for the third quarter of 2002 to 238.6 thousand tons, compared with 231.4 thousand tons for the same period last year. Total tonnage converted increased 7.6% for the third quarter of 2002 to 127.6 thousand tons compared to 118.6 thousand tons in the third quarter of 2001.

Gross Profit Margin. Gross profit margin for the third quarter of 2002 decreased to 22.0% of sales from 26.4% in the same period in 2001. The margin decrease was partially due to the effect of a $1.6 million pretax reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill recorded in the third quarter of 2001. Excluding this reduction in reserves, gross profit margin was 25.7% in the third quarter of 2001. The balance of the margin decrease was due primarily to increased recovered fiber costs in the paperboard segment and increased paperboard costs in the tube, core and composite container segment, partially offset by lower energy costs.

Operating Income. Operating income for the third quarter of 2002 was $859 thousand, a decrease of $10.5 million from $11.3 million for the same period last year. We adopted SFAS No. 142 effective January 1, 2002. This new accounting standard discontinues the amortization of acquisition-related goodwill and other intangible assets with indefinite lives and establishes new methods for testing the impairment of such assets. Excluding goodwill amortization expense of $1.1 million and the Sprague reserve reduction of $1.6 million, third quarter 2001 operating income was $10.8 million. The decrease in operating income in the third quarter of 2002 from the same period last year was primarily due to lower margins in the paperboard segment, partially offset by higher margins in the tube, core and composite container segment. The lower margins in the paperboard segment were due to higher recovered fiber costs and lower selling prices. The higher margins in the tube, core and composite container segment were due primarily to increased selling prices.

Selling, general and administrative expenses increased 1.4% to $37.4 million in the third quarter of 2002 compared to the third quarter of 2001. As a percentage of sales, selling, general and administrative expenses were essentially unchanged at 15.6%.

In April 1999, we purchased International Paper Company’s Sprague boxboard mill located in Versailles, Connecticut. This acquisition has had a significant impact on our earnings since that time. Sprague incurred an operating loss of $2.9 million in the three months ended September 30, 2002, which is an improvement of $0.5 million over the operating loss incurred for the three months ended September 30, 2001 of $3.4 million. Our primary objectives at Sprague have been to improve quality, reduce costs and increase sales volume. We have made significant progress in quality and cost and are beginning to realize the benefits. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague’s financial performance to improve with increases in sales volume. Although we expect losses at Sprague to continue to decline, in light of current difficult industry conditions, we do not expect Sprague to be profitable until at least the fourth quarter of 2002 provided that recovered fiber costs decrease to more normalized levels.

Other Income (Expense). Interest expense for the third quarter of 2002 was $9.4 million versus $10.4 million in the same period of 2001. This decrease was due to savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $826 thousand in the third quarter of 2002 compared to $936 thousand in the third quarter of 2001. This decrease was primarily due to lower operating results for our Premier Boxboard paper mill joint venture, partially offset by improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture. Premier Boxboard Limited’s operating results declined due to lower selling prices and higher recovered fiber costs, while Standard Gypsum’s operating results improved primarily due to increased selling prices and volume. Both of these joint ventures are with Temple-Inland.

Net (Loss) Income. Net loss for the third quarter of 2002 was $4.5 million, or $0.16 net loss per common share, compared to net income of $955 thousand, or $0.03 net income per common share, for the same period last year. As discussed above, the results for the third quarter of 2001 included the Sprague reserve reduction of $1.6 million ($1.0 million, net of tax provision, or $0.03 per common share). Net loss excluding the Sprague reserve reduction for the third quarter of 2001 was $69 thousand, or $0.00 net loss per common share, and, after further excluding amortization of goodwill of $712 thousand for the third quarter of 2001, net income was $643 thousand, or $0.02 net income per common share.

Nine Months Ended September 30, 2002 and 2001

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

	Nine Months Ended
	September 30,			%

	2002	2001	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	703.2	673.0	30.2	4.5%

Outside purchases	104.3	95.3	9.0	9.4%

Total paperboard tonnage	807.5	768.3	39.2	5.1%

Tons sold by market (in thousands):

Tube, core and composite container volume
Paperboard (internal)	142.9	141.9	1.0	0.7%

Outside purchases	23.3	19.3	4.0	20.7%

Tube, core and composite container converted products	166.2	161.2	5.0	3.1%

Unconverted paperboard	27.7	24.7	3.0	12.1%

Tube, core and composite container volume	193.9	185.9	8.0	4.3%

Folding carton volume
Paperboard (internal)	74.3	62.7	11.6	18.5%

Outside purchases	77.1	71.9	5.2	7.2%

Folding carton converted products	151.4	134.6	16.8	12.5%

Unconverted paperboard	189.5	170.8	18.7	10.9%

Folding carton volume	340.9	305.4	35.5	11.6%

Gypsum wallboard facing paper volume
Unconverted paperboard	108.2	117.7	(9.5)	-8.1%

Outside purchases (for resale)	—	—	—	—

Gypsum wallboard facing paper volume	108.2	117.7	(9.5)	-8.1%

Other specialty products volume
Paperboard (internal)	50.1	52.6	(2.5)	-4.8%

Outside purchases	3.9	4.1	(0.2)	-4.9%

Other specialty converted products	54.0	56.7	(2.7)	-4.8%

Unconverted paperboard	110.5	102.6	7.9	7.7%

Other specialty products volume	164.5	159.3	5.2	3.3%

Total paperboard tonnage	807.5	768.3	39.2	5.1%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$396	$416	$(20)	-4.8%

Average same-mill recovered fiber cost	84	65	19	29.2%

Paperboard mill gross paper margin	$312	$351	$(39)	-11.1%

Tube and core:

Average net selling price	$782	$791	$(9)	-1.1%

Average paperboard cost	438	450	(12)	-2.7%

Tube and core gross paper margin	$344	$341	$3	0.9%

Sales. Our consolidated sales for the nine months ended September 30, 2002 were $695.4 million, which was essentially unchanged compared to the same period of 2001.

Total paperboard tonnage for the first nine months of 2002 increased 5.1% to 807.5 thousand tons compared to 768.3 thousand tons in the first nine months of 2001. This increase was primarily due to higher shipments of unconverted paperboard to external customers in the carton and custom packaging, other specialty products and tube, core and composite container markets combined with higher internal conversion by our carton and custom packaging and tube, core and composite container segments. These improvements were partially offset by a decline in converted volume in our other specialty products business (paperboard segment). In addition, our gypsum facing paper volume declined 8.1%. However, including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum facing paper volume decreased by only 4.0%. Outside purchases increased 9.4% to 104.3 thousand tons compared to the prior year period. Tons sold from paperboard mill production increased 4.5% for the first nine months of 2002 to 703.2 thousand tons, compared with 673.0 thousand tons for the same period last year. Total tonnage converted increased 5.4% for the first nine months of 2002 to 371.6 thousand tons compared to 352.5 thousand tons in the first nine months of 2001.

Gross Profit Margin. Gross profit margin for the first nine months of 2002 decreased to 24.2% of sales from 25.9% in the same period in 2001. Included in the gross profit margin for the first nine months of 2001 was the $5.4 million pretax reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill. Excluding this reduction in reserves, gross profit margin was 25.2% in the first nine months of 2001. The balance of the margin decrease was due primarily to lower margins in the paperboard segment due to lower selling prices and higher recovered fiber costs. These margins were partially offset by lower energy costs and improved margins in the tube, core and composite container segment.

Restructuring and Other Nonrecurring Costs. In June 2002, we recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills.

In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. During 2001 and the first nine months of 2002, we paid $1.2 million in severance and termination benefits and $796 thousand in other exit costs. The remaining other exit costs will be paid by December 31, 2002. As of September 30, 2002, one employee remained to assist in the closing of the mill. We are marketing the property and will complete the exit plan upon the sale of the property, which we anticipate will occur prior to December 31, 2003.

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

Operating Income. Operating income for the first nine months of 2002 was $17.5 million, a decrease of $6.2 million from $23.6 million for the same period last year. Included in the first nine months of 2002 operating income was a $985 thousand noncash pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills. Excluding the restructuring charge, operating income for the first nine months of 2002 was $18.4 million. We adopted SFAS No. 142 effective January 1, 2002. This new accounting standard discontinues the amortization of acquisition-related goodwill and other intangible assets with indefinite lives and establishes new methods for testing the impairment of such assets. Excluding goodwill amortization expense of $3.3 million, restructuring charges and the Sprague reserve reduction of $5.4 million, operating income for the first nine months of 2001 was $28.7 million. The decrease in operating income in the first nine months of 2002 from the same period last year was primarily due to lower margins in the paperboard segment due to lower selling prices and increased recovered fiber costs, partially offset by higher volume in all segments, lower energy costs and higher margins in the tube, core and composite container segment.

Selling, general and administrative expenses decreased by $2.1 million, or 1.9%, in the first nine months of 2002 compared to the same period last year. This decrease was attributable primarily to the discontinuation of goodwill amortization expense in 2002, as described above.

Our Sprague boxboard mill incurred an operating loss of $6.8 million in the first nine months of 2002, which is an improvement of $4.8 million from the $11.6 million operating loss incurred in the first nine months of 2001. This improvement was the result of significantly improved volume generated from new customers and lower operating costs.

Other Income (Expense). Interest expense for the first nine months of 2002 was $28.1 million versus $31.2 million in the same period of 2001. This decrease was due to savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations, partially offset by higher outstanding debt balances at higher interest rates. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $1.9 million in the first nine months of 2002, an improvement of $3.7 million from equity in loss of $1.8 million in the first nine months of 2001. This increase was primarily due to improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture, partially offset by lower operating results for Premier Boxboard Limited LLC, our paper mill joint venture. Standard Gypsum’s operating results improved primarily due to increased selling prices and volume, while Premier Boxboard Limited’s operating results declined due to lower selling prices and higher recovered fiber costs. Both of these joint ventures are with Temple-Inland.

Net (Loss) Income. Net loss for the first nine months of 2002 was $4.6 million, or $0.16 per common share, compared to a net loss of $9.5 million, or $0.34 net loss per common share, for the same period last year. As discussed above, our results for the first nine months of 2002 included a restructuring charge of $985 thousand ($618 thousand, net of tax benefit, or $0.02 per common share on a diluted basis). The results for the same period last year included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.1 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for 2001 was an extraordinary loss of $4.3 million related to the early extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Partially offsetting the charges in 2001 was the $5.4 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill ($3.4 million, net of tax provision, or $0.13 per common share on a diluted basis). Net loss excluding the restructuring charge for the first nine months of 2002 was $4.0 million, or $0.14 net loss per common share. Net loss before extraordinary loss and excluding restructuring charges and the Sprague reserve reduction for the first nine months of 2001 was $5.8 million, or $0.21 net loss per common share. After further excluding amortization of goodwill of $2.1 million (net of tax benefit) for the first nine months of 2001, net loss was $3.7 million, or $0.13 net loss per common share.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results are discussed further in this Report under “Risk Factors.” We generated $55.9 million in cash from operations in the first nine months of 2002. We believe that our existing cash and liquidity position will be improved through the sale of the real estate at our Baltimore, Maryland, Camden, New Jersey and Chicago, Illinois paperboard mills, which we anticipate will occur prior to December 31, 2003. Additionally, we received a federal tax refund of approximately $16.0 million in April 2002 from the carryback of the 2001 net operating loss and expect to receive a federal tax refund of approximately $7.0 million in the first half of 2003.

On September 30, 2002, we acquired substantially all the assets of the Smurfit Industrial Packaging Group for a purchase price of $67.1 million, and the assumption of $1.7 million of indebtedness outstanding under certain industrial development revenue bonds. See “—Acquisitions.” In addition, because we did not purchase any trade accounts receivable as part of the acquisition, we expect to contribute working capital to the acquired business of approximately $10.0 million after closing the acquisition. We funded $29.1 million of the acquisition through cash on hand and $38.0 million through borrowings under our $75.0 million senior credit facility. If, in addition to the working capital needs related to the Smurfit acquisition, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility.

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

At September 30, 2002, we were in compliance with our various financial tests under both our senior credit facility and our joint venture guarantees. In connection with the acquisition of the Smurfit Industrial Packaging Group, we and the lenders under our senior credit facility amended the facility to replace our current leverage ratio and interest coverage ratio compliance tests with covenants that enabled us to avoid third quarter covenant violations and allowed us more flexibility under these tests in future periods. See “-Borrowings” and “—Acquisitions.” For the fourth quarter of 2002, we believe we face covenant compliance risks associated with a potential increase in our liability for pension benefits. Based on year-to-date returns for assets that fund our defined benefit pension plan and projected reductions in the discount rate assumption due to decreased market interest rates, it is possible that we will be required to record a significant minimum liability at December 31, 2002. This minimum liability will reduce shareholders’ equity and could cause us to default on our minimum tangible net worth and our total leverage ratio covenants. However, we may be able to avoid this condition by making significant contributions to the pension plan before December 31, 2002. We and our plan actuarial advisors are in the process of evaluating our alternatives and will determine a course of action in the fourth quarter. We believe that in the event that such a breach occurs, our lenders would provide us with the necessary waivers and amendments. However, we cannot give assurance that we will achieve continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture guarantees, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At September 30, 2002, and December 31, 2001, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	September 30,	December 31,
	2002	2001

Senior credit facility	$38,000	$—

7 1/4% senior notes	25,668	25,449

7 3/8% senior notes	202,096	197,716

9 7/8% senior subordinated notes	294,791	277,326

Other notes payable	9,945	8,248

Total debt	$570,500	$508,739

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

Our credit facility provides for a revolving line of credit in the aggregate principal amount of $75.0 million with a term expiring in March of 2005, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. As of September 30, 2002, $38.0 million was outstanding under the facility, and an aggregate of $10.0 million in letter of credit obligations were outstanding. No borrowings were outstanding under the facility as of September 30, 2001. The $38.0 million outstanding balance at September 30, 2002 was used to fund a portion of the acquisition price of the Smurfit Industrial Packaging Group. We intend to use the remaining balance of the facility for working capital, capital expenditures and other general corporate purposes. As described below, a fourth amendment to the facility was completed in which we were required, upon the closing of our acquisition of the Smurfit Industrial Packaging Group, to enter into a security agreement under which we and our subsidiary guarantors under the senior credit facility granted a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at September 30, 2002, the current margins are 2.75% for Eurodollar rate loans and 1.50% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.55% based on our leverage ratio at September 30, 2002.

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of our business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio (as described above), minimum tangible net worth and a minimum fixed charge coverage ratio.

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

During the third and fourth quarters of 2001 and the first and third quarters of 2002, we completed four amendments to our senior credit facility agreement. The first amendment, dated September 10, 2001, allows us to acquire up to $30.0 million of our senior subordinated notes so long as no default or event of default exists on the date of the transaction or will result from the transaction.

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

In connection with our acquisition of the Smurfit Industrial Packaging Group, we entered into a fourth amendment to our senior credit facility in September 2002. The purpose of this amendment was to obtain the required lender consent under the senior credit facility for the consummation of the acquisition (and the incurrence of up to $60.0 million in subordinated debt financing to refinance borrowings under the credit facility and restore cash used to fund a portion of the acquisition price), to lower the minimum allowable tangible net worth for all periods after the effective date of the amendment, and to increase the maximum permitted leverage ratio covenant to 70.0% for the fiscal quarters ending December 31, 2002, March 31, 2003 and June 30, 2003, and 67.5% for the fiscal quarter ending September 30, 2003. Additionally, the minimum interest coverage ratio covenant was replaced with a minimum fixed charge coverage ratio covenant beginning with the third quarter of 2002. These modifications, in addition to increasing our flexibility to finance the acquisition, were necessary to enable us to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002 and violations of the leverage ratio covenant in future periods.

In exchange for these modifications, our lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment also provides for a pricing increase of 0.25% effective November 15, 2002, if we have not issued at least $50.0 million in senior subordinated notes by that date, and an increase of 0.25% every three months after that date until the first date on which our balance of cash and cash equivalents is at least $50.0 million and we have no loans outstanding under the facility (subject to a maximum interest margin of 3.75% for Eurodollar rate loans and 2.50% for base rate loans). In addition, under the terms of the fourth amendment, we were required upon the closing of our acquisition of the Smurfit Industrial Packaging Group to enter into a security agreement under which we and our subsidiary guarantors under the senior credit facility granted a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

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

Interest Rate Swaps. During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed spread. These swap agreements decreased interest expense by $7.3 million in the first nine months of 2002. We expect our swap agreements to continue to lower our interest expense; however, if the three-month LIBOR increases significantly, our interest expense could be adversely affected. Based on the three-month LIBOR at September 30, 2002, our swaps would reduce our interest expense by approximately $9.9 million for 2002 compared with $3.8 million in 2001. If the three-month LIBOR increases 100 basis points, our savings on interest expense would be reduced by approximately $2.85 million annually.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at September 30, 2002 for each of our interest rate swaps. The September 30, 2002 three-month LIBOR is presented for informational purposes only and does not represent our actual effective rates in place at September 30, 2002.

			Three-Month
	Notional		LIBOR at	Total
	Amount	Fixed	September 30,	Variable
Debt Instrument	(000's)	Spread	2002	Rate

7 3/8% senior notes	$50,000	2.365%	1.806%	4.171%

7 3/8% senior notes	25,000	1.445	1.806	3.251

7 3/8% senior notes	25,000	1.775	1.806	3.581

9 7/8% senior subordinated notes	185,000	4.495	1.806	6.301

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

In August 2002, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $5.5 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed spread that was 17 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. In September 2002, we repaid the $5.5 million and entered into a new swap agreement that lowered the fixed spread by 7.5 basis points from the August 2002 swap.

Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. As described below, we have guaranteed certain obligations of these joint ventures. A default under these guarantees also constitutes a default under the credit facilities of these joint ventures and our senior credit facility. The guarantees also contain independent financial maintenance covenants that are identical to the covenants under our senior credit facility. Accordingly, our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner’s respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. In January 2002 and September 2002, we entered into agreements with the Premier Boxboard Limited and Standard Gypsum lenders that correspond to the amendments made in the third and fourth amendments to the senior credit facility, as described above. At September 30, 2002, we were in compliance with all covenants under these guarantees. However, to the extent that we are unable to comply with, or are required to seek waivers under, or modifications of, the financial maintenance covenants under our senior credit facility in order to avoid possible events of noncompliance, as described above, we will need similar waivers or modifications under the joint venture guarantees.

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We have severally and unconditionally guaranteed 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has similarly guaranteed 50% of Standard Gypsum’s obligations. As of September 30, 2002, the outstanding letters of credit totaled approximately $56.2 million, of which one-half (approximately $28.1 million) is guaranteed by us.

Premier Boxboard is the borrower under a credit facility providing for up to $30.0 million in revolving loans (with a subfacility for up to $1.0 million in letters of credit). The credit facility was originally entered into in July 1999 and matures in June 2005. We have severally and unconditionally guaranteed 50% of Premier Boxboard’s obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of Premier Boxboard’s obligations. As of September 30, 2002, the outstanding principal amount of borrowings under the facility was approximately $20.2 million (including a $200 thousand undrawn letter of credit), of which one-half (approximately $10.1 million) is guaranteed by us.

Our 50% guarantees of the Standard Gypsum and Premier Boxboard credit facilities are secured, together with our senior credit facility, by a first priority security interest in our accounts receivable and inventory and the accounts receivable and inventory of our existing and future subsidiary guarantors under the senior credit facility. We were required to enter into this security agreement under the amendments to our senior credit facility and joint venture guarantees in September 2002 in connection with the acquisition of the Smurfit Industrial Packaging Group. See “— Acquisitions.”

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

We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and do not anticipate experiencing material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2002. We cannot give assurance, however, that these assumptions will prove accurate or that such liquidity events will not arise.

Cash from Operations. Cash generated from operations was $55.9 million for the nine month period ended September 30, 2002 compared with $46.6 million for the same period of 2001. The increase was due primarily to a tax refund received in April 2002 combined with improved operating results.

Capital Expenditures. Capital expenditures were $16.1 million in the first nine months of 2002 versus $22.5 million in the first nine months of 2001. Aggregate capital expenditures of approximately $25.3 million are anticipated for 2002. To conserve cash, we intend to limit capital expenditures for 2002 to cost reduction, productivity improvement and replacement projects.

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

On September 30, 2002, we acquired all the operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded by $38.0 million of borrowings under our revolving credit facility and $29.1 million of cash on hand. Goodwill and intangible assets of approximately $38.6 million was recorded in conjunction with the Smurfit Industrial Packaging Group acquisition.

Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. We believe that these assets enhance our capabilities in the tube, core and composite container market and position us as a prominent producer in this market.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including the related goodwill. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Dividends. We paid cash dividends of $833 thousand in the first nine months of 2002 versus $8.0 million in the same period last year. During 2001, we reduced our dividend payments from $0.18 to $0.03 per issued and outstanding common share. Then, in February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions and due to the limitations on dividend payments in our financial covenants. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends included in our financial covenants.

Share Purchases. We did not purchase any shares of our common stock during the first nine months of 2002 under our common stock purchase plan. We have cumulatively purchased 3,169,000 shares since January 1996. Our board of directors has authorized purchases of up to 831,000 additional shares. However, our 9 7/8% senior subordinated notes and our senior credit facility currently preclude us from purchasing our common stock based on our operating results for the last twelve months.

Subsequent Event

In November 2002, we unwound $50.0 million of our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, we unwound $50.0 million of one of our interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $3.4 million from the bank counter-party. The $6.2 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. We executed these transactions in order to take advantage of market conditions.

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

New Accounting Pronouncements

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. We completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter. See Note 8 of “Notes to Consolidated Financial Statements” for additional information regarding goodwill accounting.

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

In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 46, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the statement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The changes in SFAS No. 145 related to debt extinguishment become effective for us in fiscal 2003, and the other changes were effective for all financial statements issued on or after May 15, 2002.

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

Contractual Obligations

For a discussion of our contractual obligations, see Note 6 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to our contractual obligations other than the operating lease agreements entered into for the assets related to the Smurfit Industrial Packaging Group acquisition. The terms of the agreements are six years. The future minimum rental payments required under these leases are approximately $1.7 million each year in 2002 through 2007 and $1.3 million in 2008. We will recognize operating lease expense of approximately $480 thousand in 2002, $2.0 million each year in 2003 through 2007 and $1.4 million in 2008.

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

Our primary raw material is recycled paper, which is known in our industry as “recovered fiber.” The cost of recovered fiber has, at times, fluctuated greatly because of factors such as shortages or surpluses created by market or industry conditions. Although we have historically raised the selling prices of our products in response to raw material price increases, sometimes raw material prices have increased so quickly or to such levels that we have been unable to pass the price increases through to our customers on a timely basis, which has adversely affected our operating margins. We cannot give assurance that we will be able to pass such price changes through to our customers on a timely basis and maintain our margins in the face of raw material cost fluctuations in the future.

Our operating margins may be adversely affected by rising energy costs.

Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2001, the average energy cost in our mill system was approximately $57 per ton. During the first nine months of 2002, energy costs decreased to approximately $48 per ton. The decrease was due primarily to decreases in natural gas and fuel oil costs. Until recently, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001 and as a result, our operating margins were adversely affected. We continue to evaluate our energy costs and consider ways to factor energy costs into our pricing. However, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (other than the acquisitions described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Acquisitions”), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. We expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot give assurance that any of our acquired businesses, including the Smurfit Industrial Packaging Group, will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

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

Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2001 and the first nine months of 2002, we entered into several interest rate swap agreements in order to take advantage of the current market conditions. These agreements converted a significant portion of our existing fixed rate 9 7/8% senior subordinated notes and our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements have lowered our interest expense, and we expect these agreements to continue to positively affect our interest expense. If, however, the three-month LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at some facilities, and we have put into place a remediation plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. Despite these compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give assurance that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies or further investigation of the potential health hazards of certain products or business activities.

The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us, impede our access to the capital markets and increase our costs of complying with accounting regulations.

Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 1999, 2000 and 2001, was convicted in June 2002 on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and since has ceased practicing before the SEC. The SEC has stated that, for the time being, it will continue accepting financial statements audited by Arthur Andersen LLP provided that we comply with the applicable rules and orders issued by the SEC in March 2002 for this purpose. It is possible that events arising out of the conviction may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to us, including claims that could arise out of Arthur Andersen LLP’s audit of our financial statements included in our periodic reports, prospectuses or registration statements filed with the SEC.

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

In any of the situations described above, our access to the capital markets, or our ability to timely comply with periodic reporting requirements, would be impaired unless Deloitte & Touche LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, any delay or inability to access the public capital markets, or to comply with periodic reporting requirements, caused by these circumstances could have a material adverse effect on our business, profitability and growth prospects. In addition, some investors may choose not to hold or invest in securities of a company whose financial statements were audited by Arthur Andersen LLP. As a result, among other things, the price or marketability of our securities could be impaired.

During the second quarter of 2002, we determined that we had inadvertently omitted from the footnotes of our audited financial statements for the year ending December 31, 2001 certain subsidiary financial information required to be disclosed by Rule 3-10 of Regulation S-X. Rule 3-10 addresses financial statements of guarantors and issuers of guaranteed registered securities. Under this rule, every guarantor of registered securities must file financial statements or alternatively present condensed consolidating financial information in a footnote to the financial statements. The condensed consolidating financial information is allowed to be omitted if the parent company has no independent assets or operations, the guarantee is full and unconditional and nonguarantor subsidiaries are minor. At December 31, 2001, our nonguarantor subsidiaries did not meet the “minor” test. The omitted subsidiary financial disclosure does not affect our consolidated reported results or our financial statements (other than to the extent of the required footnote disclosure) for 2001 or any subsequent period. If our former auditor were still practicing before the SEC, we would be able to cure this deficiency by engaging our former auditor to reissue its opinion on the 2001 financial statements for the purpose of including the footnote disclosure. However, because Arthur Andersen is no longer practicing before the SEC, this option is unavailable to us. We began including the required footnote disclosure in our Form 10-Q report for the period ended June 30, 2002 (and also have included this information in Note 12 to the unaudited condensed consolidated financial statements included in this report), and have been monitoring developments with respect to potential regulatory guidance on approved methods for correcting such matters by issuers whose subject financial statements were audited by Arthur Andersen LLP. The AICPA SEC Regulations Committee, which periodically meets jointly with the SEC, recently indicated a view that a reaudit of the financial statements for the year ended December 31, 2001 would be required in such a circumstance. Although we may request a waiver of the 2001 disclosure requirement from the SEC, in the absence of any relief from the SEC we may be required to seek a reaudit of the year ended December 31, 2001 from our new auditors, Deloitte & Touche. Although such a reaudit would be costly and time consuming, we expect that it could be completed during the first quarter of 2003. We currently have no reason to believe that a reaudit of 2001 by our new auditors would identify discrepancies or other matters that would require any modification to, or restatement of, of our 2001 financial statements other than to provide the subsidiary financial information described above. However, we can give no assurance that this will be the case. If any such modification or restatement were required, it could, depending on the nature and magnitude of any items required to be restated or modified, have a material adverse effect on our reported 2001 financial results, as well as the value and marketability of our securities, and could expose us to investor lawsuits or other significant liabilities.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant developments with respect to our exposure to interest rate market risk, other than the additional $38.0 million, at an average interest rate of 4.28 percent, outstanding on our senior credit facility as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”), and our internal controls and procedures for financial reporting (“internal controls”). Disclosure controls mean those controls and other procedures that are designed for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls are procedures designed for the purpose of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. This evaluation was performed under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer.

Immediately following the signature pages of this quarterly report are “certifications” of our Chief Executive Officer and Chief Financial Officer, which are required to be furnished by SEC rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The information discussed in this section of our quarterly report relates to the evaluations of disclosure controls and internal controls referenced in these certifications and should be read in conjunction with these certifications.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the reality of resource constraints; accordingly the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and possible misstatements due to fraud or error, if any, within our company have been detected. Among the inherent limitations in controls are the potential for erroneous judgments and decisions or simple errors or mistakes in the chain of recording, processing, summarizing or reporting information. Additionally, controls can be circumvented by the intentional acts of individuals or multiple persons acting in concert, or by management override. The design of any system of controls also is based in part on assumptions about the likelihood of future events, and we can give no assurance that our controls as designed will succeed in achieving their stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In the process of evaluating our disclosure controls and internal controls, we sought, among other things, to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our internal controls. Part of the certification of our Chief Executive Officer and Chief Financial Officer included in the signature pages to this quarterly report require these officers to make disclosures to the Audit Committee of our Board of Directors and to our independent auditors regarding these matters. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with SEC requirements, our Chief Executive Officer and Chief Financial Officer note that, since the date of the evaluation discussed above, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to timely alert management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to Caraustar and its consolidated subsidiaries, required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART II, ITEM 6.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)  Reports on Form 8-K

We filed three current reports on Form 8-K during the quarter ended September 30, 2002. The first report, filed on July 23, 2002, incorporated by reference the contents of our press release announcing that we had entered into a definitive agreement with a subsidiary of Smurfit-Stone Container Corporation to acquire Jefferson Smurfit’s Industrial Packaging Group business.

The second report, filed on July 31, 2002, incorporated by reference the contents of our press release announcing our financial results for the quarter ended June 30, 2002.

The third report, filed on August 14, 2002, furnished the Certifications of Thomas V. Brown, our President and Chief Executive Officer, and H. Lee Thrash, III, our former Vice President and Chief Financial Officer, with respect to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ RONALD J. DOMANICO

Ronald J. Domanico Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Thomas V. Brown, President and Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Caraustar;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Caraustar as of, and for, the periods presented in this quarterly report;

4.     Caraustar’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Caraustar and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Caraustar, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     Caraustar’s other certifying officer and I have disclosed, based on our most recent evaluation, to Caraustar’s auditors and the audit committee of Caraustar’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Caraustar’s ability to record, process, summarize and report financial data and have identified for Caraustar’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Caraustar’s internal controls; and

6.     Caraustar’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ THOMAS V. BROWN

Thomas V. Brown President and Chief Executive Officer

Date: November 12, 2002

I, Ronald J. Domanico, Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Caraustar;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Caraustar as of, and for, the periods presented in this quarterly report;

4.     Caraustar’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Caraustar and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Caraustar, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     Caraustar’s other certifying officer and I have disclosed, based on our most recent evaluation, to Caraustar’s auditors and the audit committee of Caraustar’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Caraustar’s ability to record, process, summarize and report financial data and have identified for Caraustar’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Caraustar’s internal controls; and

6.     Caraustar’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ RONALD J. DOMANICO

Ronald J. Domanico Vice President and Chief Financial Officer

Date: November 12, 2002

EXHIBIT INDEX

Exhibit
No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646]

10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.07†	—	Amendment No. 4 to Credit Agreement, dated as of September 23, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent

10.08†	—	Security Agreement, dated as of September 23, 2002, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent

Exhibit
No.		Description

10.09	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.10	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.11	—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.12	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.13	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])

10.14	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

10.15	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.16	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

10.17	—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])

10.18	—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.19†	—	Fifth Amendment to Guaranty Agreement, dated as of September 20, 2002, of the Company in favor of SunTrust Bank Atlanta

10.20	—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.21†	—	Revised Fifth Amendment to Parent Guaranty, dated as of September 23, 2002, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent

10.22	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.23	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.24		Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference – Exhibit 2 to Current Report on Form 8-K dated October 15, 2002 [SEC File No. 0-20646])

10.25†		First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002

10.26†	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough

10.27†	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico

10.28†	—	Resignation Agreement, dated October 8, 2002, between the Company and Henry L. Thrash, III

10.29†	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC

10.30†#	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico

11.01†	—	Computation of Earnings Per Share

99.1	—	Certification of the CEO

99.2†	—	Certification of the CFO

†	Filed herewith

#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, H. Lee Thrash, III, Gregory B. Cottrell, John R. Foster, Barry A. Smedstad and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals.