Form 10-K/A
period 2001-12-31
CARAUSTAR INDUSTRIES INC
filed 2003-03-31
CIK 825692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20646

CARAUSTAR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	581388387 (I.R.S. Employer Identification No.)

3100 Joe Jerkins Blvd. Austell, Georgia (Address of principal executive offices)	30106 (Zip Code)

(770) 948-3101

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.10 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002, computed by reference to the closing sale price on such date, was $280,553,772. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of the same date, 27,855,488 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (“the Proxy Statement”) and filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

EXPLANATORY NOTE

      The purpose of this amendment on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”) is to amend and restate the financial statements included in Item 8 — Financial Statements and Supplemental Data, to include footnote 14, “Guarantor Condensed Consolidated Financial Statements.” This footnote discloses the Financial Information of our subsidiaries that guarantee our senior and senior subordinated indebtedness. In order to preserve the nature and character of the disclosures set forth in the 2001 10-K as originally filed, except as otherwise expressly stated herein, this amendment does not speak to, or reflect, events occurring after the original filing of our 2001 10-K on April 2, 2002.

      The Items of our 2001 10-K which are amended and restated herein are:

1. Item 3 — Legal Proceedings.

2. Item 6 — Selected Financial Data.

3. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A — Quantitative and Qualitative Disclosure About Market Risk.

4. Item 8 — Financial Statements and Supplementary Data.

5. Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

6. Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

7. Signatures.

8. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been added.

9. The certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been filed with the SEC as correspondence to this filing.

      All information contained in the 2001 10-K, as amended hereby, shall be deemed updated or superseded, as applicable, by the reports (including any amendments to such reports) we have filed, and will file, with the SEC subsequent to the original filing of our 2001 10-K. You should read this amendment together with these subsequent reports, including our Annual Report on Form 10-K for the year ended December 31, 2002, for updated disclosures on matters discussed in our 2001 10-K.

INTRODUCTION

      Caraustar Industries, Inc. operated its business through 19 subsidiaries across the United States and in Mexico and the United Kingdom as of March 2002. As used herein, “we,” “our,” “us,” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc.

FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified under the caption “Risk Factors” below and other factors discussed elsewhere in this Report and the

Company’s other filings with the Securities and Exchange Commission. These documents are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 3.     LEGAL PROCEEDINGS

      On May 9, 2001, we and Georgia-Pacific Corporation jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, we and G-P Gypsum Corporation, a wholly-owned subsidiary of Georgia-Pacific, entered into a new ten-year agreement under which we would supply a minimum of 50,000 tons of gypsum facing paper per year to G-P Gypsum. Implementation of that new agreement, and settlement of the pending litigation over the 1996 agreement, was subject to satisfactory completion of a transition period, during which G-P Gypsum was to evaluate our gypsum facing paper for compliance with specifications and end-use suitability. The transition period initially was to expire no later than August 6, 2001, but ongoing discussions with G-P Gypsum led the parties to twice extend the outside expiration date of the transition period, eventually to April 1, 2002. These extensions were the result of Georgia-Pacific’s recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with Georgia-Pacific’s stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period.

      On March 26, 2002, we reached a final settlement of the dispute, by entering into a new five-year paperboard supply agreement with G-P Gypsum that provides that we will produce and sell to G-P Gypsum between 0.378 and 0.756 billion square feet (10 to 20 thousand tons) of paper per year to be used in G-P Gypsum’s ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period described above that had been a part of that tentative settlement. As a result of the final settlement, our previously filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and Georgia-Pacific’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

      We are involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters (other than the litigation described above with Georgia-Pacific) will not have a material adverse effect on our financial condition or results of operations.

PART II

ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended December 31,(A)

	2001	2000	1999	1998	1997

	(In thousands, except per share data and ratios)

Summary of Operations

Sales	$913,686	$1,014,615	$936,928	$774,312	$696,093

Cost of sales	680,172	759,521	683,772	536,890	483,164

Gross profit	233,514	255,094	253,156	237,422	212,929

Freight costs	52,806	51,184	46,839	37,454	27,955

Selling, general and administrative expenses	146,934	145,268	125,784	105,052	88,978

Restructuring and other costs	7,083	16,777	—	—	—

Operating income	26,691	41,865	80,533	94,916	95,996

Other (expense) income:

Interest expense	(41,153)	(34,063)	(25,456)	(16,072)	(14,111)

Interest income	986	412	603	334	312

Equity in (loss) income of unconsolidated affiliates	(2,610)	6,533	9,224	4,308	1,665

Other, net	(1,904)	(918)	(459)	(433)	(674)

	(44,681)	(28,036)	(16,088)	(11,863)	(12,808)

(Loss) income before minority interest, income taxes and extraordinary items	(17,990)	13,829	64,445	83,053	83,188

Minority interest	180	(169)	(356)	(730)	(1,721)

Tax (benefit) provision	(5,903)	5,485	23,142	30,483	30,468

(Loss) income from continuing operations before extraordinary items	(11,907)	8,175	40,947	51,840	50,999

Net (loss) income	$(14,602)	$8,175	$40,947	$51,840	$50,999

Diluted weighted average shares outstanding	27,845	26,301	25,199	25,423	25,216

Per Share Data

Diluted (loss) income from continuing operations before extraordinary items	$(0.42)	$0.31	$1.62	$2.04	$2.02

Diluted net (loss) income	(0.52)	0.31	1.62	2.04	2.02

Cash dividends declared	0.18	0.72	0.72	0.66	0.58

Market price on December 31.	6.93	9.38	24.00	28.56	34.25

Shares outstanding December 31	27,854	26,205	25,488	24,681	25,331

Total Market Value of Common Stock	$193,028	$245,803	$611,712	$704,889	$867,587

Balance Sheet Data

Cash and cash equivalents	$64,244	$8,900	$18,771	$2,610	$1,391

Property, plant and equipment, net	450,376	483,309	479,856	324,470	291,036

Depreciation and amortization expense	63,323	60,858	52,741	38,705	33,661

Capital expenditures	28,059	58,306	35,696	40,716	36,275

Total assets	960,981	934,097	879,880	620,156	551,414

Current maturities of long-term debt	48	1,259	16,615	26,103	9

Revolving credit loans	—	194,000	140,000	147,000	129,000

Long-term debt, less current maturities	508,691	272,813	269,739	82,881	83,129

Shareholders’ equity	279,579	279,808	279,184	234,221	214,756

Total shareholders’ equity and debt	$788,318	$747,880	$705,538	$490,205	$426,894

(A)	Restated to reflect the change in inventory costing method of accounting from LIFO to FIFO at one of the Company’s subsidiaries. See Note 1 in the accompanying financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      We are a holding company that operates our business through 19 subsidiaries, as of December 31, 2002. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity of which our investment and share of earnings of this venture is immaterial. We account for these interests in our joint ventures under the equity method of accounting.

Critical Accounting Policies

      Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial results reported based on management’s current estimates.

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable.

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

Results of Operations 2001 — 2000

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

	Years Ended
	December 31,
				%
	2000	2001	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	999.1	892.4	(106.7)	-10.7%

Outside purchases	122.4	123.1	0.7	0.6%

Total paperboard tonnage	1,121.5	1,015.5	(106.0)	-9.5%

Tons sold by market (in thousands):
Tube, core and composite container volume

Paperboard (internal)	202.9	187.6	(15.3)	-7.5%

Outside purchases	25.9	25.9	—	0.0%

Tube, core and composite container converted products	228.8	213.5	(15.3)	-6.7%

Unconverted paperboard	37.6	32.7	(4.9)	-13.0%

Tube, core and composite container volume	266.4	246.2	(20.2)	-7.6%
Folding carton volume

Paperboard (internal)	67.9	85.2	17.3	25.5%

Outside purchases	86.8	92.2	5.4	6.2%

Folding carton converted products	154.7	177.4	22.7	14.7%

Unconverted paperboard	270.2	232.4	(37.8)	-14.0%

Folding carton volume	424.9	409.8	(15.1)	-3.6%
Gypsum wallboard facing paper volume

Unconverted paperboard	196.1	151.5	(44.6)	-22.7%

Outside purchases (for resale)	0.5	—	(0.5)	-100.0%

Gypsum wallboard facing paper volume	196.6	151.5	(45.1)	-22.9%

	Years Ended
	December 31,
				%
	2000	2001	Change	Change

Other specialty products volume

Paperboard (internal)	108.7	68.0	(40.7)	-37.4%

Outside purchases	9.2	5.0	(4.2)	-45.7%

Other specialty converted products	117.9	73.0	(44.9)	-38.1%

Unconverted paperboard	115.7	135.0	19.3	16.7%

Other specialty products volume	233.6	208.0	(25.6)	-11.0%

Total paperboard tonnage	1,121.5	1,015.5	(106.0)	-9.5%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$445	$413	$(32)	-7.2%

Average same-mill recovered fiber cost	104	65	(39)	-37.5%

Paperboard mill gross paper margin	$341	$348	$7	2.1%

Tube and core:

Average net selling price	$786	$783	$(3)	-0.4%

Average paperboard cost	441	447	6	1.4%

Tube and core gross paper margin	$345	$336	$(9)	-2.6%

Sales. Our consolidated sales for the year ended December 31, 2001 decreased 9.9% to $913.7 million from $1,014.6 million in 2000. Acquisitions completed during 2000 accounted for $33.7 million of sales during 2001. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions completed during 2000, sales decreased 13.3% during 2001. This decrease was due to lower selling prices and volume from the paperboard and the tube, core and composite container segments, partially attributable to the dispute with Georgia-Pacific (see “Georgia-Pacific Litigation” below), along with lower selling prices from the carton and custom packaging segment due to competitive pressures. The decline in volume from the tube, core and composite container segment was primarily attributable to the downturn in the textile industry.

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

Restructuring and Other Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. During 2001, we paid $1.2 million in severance and termination benefits and $597 thousand in other exit costs. The remaining other exit costs were paid by December 31, 2002. As of December 31, 2002, one employee remained to assist in the closing of the mill.

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

      In February 2000, we initiated a plan to close our paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. We adopted the plan to close the mill in conjunction with our ongoing efforts to increase manufacturing efficiency and reduce costs in our mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to estimated net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for other exit costs. All exit costs were paid by December 31, 2000. As of December 31, 2002, one employee remained to assist in marketing the land and building. The property is currently held for sale mill closure did not have a material impact on our operations.

      In September 2000, we initiated a plan to close our paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shutdown was precipitated by the refusal of Georgia-Pacific, formerly our largest gypsum facing paper customer, to continue purchasing facing paper under a long-term supply agreement. The $8.6 million charge included a $7.0 million noncash asset impairment write-down of fixed assets to estimated net realizable value, a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, and a $968 thousand accrual for other exit costs. During 2001 and 2000, we paid $178 thousand and $380 thousand, respectively, in severance and termination benefits and $548 thousand and $346 thousand, respectively, in other exit costs. The remaining other exit costs were paid as of June 30, 2002. As of December 31, 2002, no employees remained at the mill. We are currently marketing the property. This mill contributed sales and operating income of $12.4 million and $1.2 million, respectively, for the nine months ended September 30, 2000 and $20.5 million and $2.1 million, respectively, for the year ended December 31, 1999.

      In December 2000, we recognized other costs of $1.3 million related to the settlement of a dispute over abandoned property.

Operating Income. Operating income for 2001 was $26.7 million, a decrease of $15.2 million, or 36.2% from 2000. Operating income excluding the Sprague reserve reduction, restructuring charges and 2000 acquisitions was $25.1 million for 2001, a decrease of $33.6 million, or 57.2%, from operating income of $58.6 million in 2000, excluding restructuring charges and other costs. This decline was due primarily to lower volume in the tube, core and composite container and paperboard segments, partially attributable to the dispute with Georgia-Pacific, and lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses increased by $1.7 million, or 1.1%, in 2001 compared to 2000, but decreased $2.5 million, or 1.7%, excluding acquisitions. This decrease was primarily due to mill closures in the paperboard segment.

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

Results of Operations 2000 — 1999

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

	Years Ended
	December 31,
				%
	1999	2000	Change	Change

Production source of paperboard tons sold (in thousands):

From paperboard mill production	1,064.9	999.1	(65.8)	-6.2%

Outside purchases	90.6	122.4	31.8	35.1%

Total paperboard tonnage	1,155.5	1,121.5	(34.0)	-2.9%

Tons sold by market (in thousands):
Tube, core and composite container volume

Paperboard (internal)	203.2	202.9	(0.3)	-0.1%

Outside purchases	18.9	25.9	7.0	37.0%

Tube, core and composite container converted products	222.1	228.8	6.7	3.0%

Unconverted paperboard	41.6	37.6	(4.0)	-9.6%

Tube, core and composite container volume	263.7	266.4	2.7	1.0%

	Years Ended
	December 31,
				%
	1999	2000	Change	Change

Folding carton volume

Paperboard (internal)	65.2	67.9	2.7	4.1%

Outside purchases	58.3	86.8	28.5	48.9%

Folding carton converted products	123.5	154.7	31.2	25.3%

Unconverted paperboard	286.4	270.2	(16.2)	-5.7%

Folding carton volume	409.9	424.9	15.0	3.7%
Gypsum wallboard facing paper volume

Unconverted paperboard	265.8	196.1	(69.7)	-26.2%

Outside purchases (for resale)	4.5	0.5	(4.0)	-88.9%

Gypsum wallboard facing paper volume	270.3	196.6	(73.7)	-27.3%
Other specialty products volume

Paperboard (internal)	91.6	108.7	17.1	18.7%

Outside purchases	8.9	9.2	0.3	3.4%

Other specialty converted products	100.5	117.9	17.4	17.3%

Unconverted paperboard	111.1	115.7	4.6	4.1%

Other specialty products volume	211.6	233.6	22.0	10.4%

Total paperboard tonnage	1,155.5	1,121.5	(34.0)	-2.9%

Gross paper margins ($/ton):

Paperboard mill:

Average same-mill net selling price	$413	$441	$28	6.8%

Average same-mill recovered fiber cost	84	101	17	20.2%

Paperboard mill gross paper margin	$329	$340	$11	3.3%

Tube and core:

Average net selling price	$730	$786	$56	7.7%

Average paperboard cost	390	441	51	13.1%

Tube and core gross paper margin	$340	$345	$5	1.5%

Sales. Our consolidated sales for the year ended December 31, 2000 increased 8.3% to $1,014.6 million from $936.9 million in 1999. Acquisitions completed during 1999 and 2000 accounted for $104.9 million of sales during 2000. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC, all of which were completed in 2000. The acquisitions of Carolina Component Concepts, Inc., International Paper Company’s Sprague boxboard mill, Halifax Paperboard Co., Inc., Tenneco Packaging, Inc.’s folding carton division and Carolina Converting, Inc. were completed in 1999. These acquisitions were accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions completed during 1999 and 2000, sales decreased 2.9% during 2000. This decrease was due to lower volume and sales from the paperboard segment, partially attributable to the dispute with Georgia-Pacific, and lower sales from the carton and custom packaging segment, partially offset by higher sales from the tube, core and composite container segment.

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

Restructuring and Other Costs. In February 2000, we initiated a plan to close our paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. We adopted the plan to close the mill in conjunction with our ongoing efforts to increase manufacturing efficiency and reduce costs in our mill system. The $6.9 million charge included a $5.7 million noncash asset impairment charge to write-down machinery and equipment to net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for other exit costs. All exit costs were paid by December 31, 2000. As of December 31, 2002, one employee remained to assist in marketing the land and building. We are currently marketing the property.

      In September 2000, we initiated a plan to close our paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill closing was the result of a slowdown in gypsum facing paper shipments during the third quarter of 2000 and a contract dispute with Georgia-Pacific. The $8.6 million charge included a $7.0 million noncash asset impairment write-down of fixed assets to net realizable value, a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan, and a $968 thousand accrual for other exit costs. During 2000, we paid $380 thousand in severance and termination benefits and $346 thousand in other exit costs. We are currently marketing the land and building. This mill contributed sales of $12.4 million and operating income of $1.2 million for the nine months ended September 30, 2000. It contributed sales of $20.5 million and operating income of $2.1 million for the year ended December 31, 1999.

      In December 2000, we recognized a charge of $1.3 million related to the settlement of a dispute over abandoned property.

Operating Income. Operating income for 2000 was $41.9 million, a decrease of $38.7 million, or 48.0%, from 1999. Operating income for comparable facilities, excluding restructuring and other costs, declined $23.1 million, or 28.6%. This decline was due primarily to lower volume and higher energy costs in the paperboard segment, combined with lower margins in the carton and custom packaging and tube, core and composite container segments. Selling, general and administrative expenses increased by $19.5 million, or 15.5%, in 2000 compared to 1999. Acquisitions accounted for approximately $12.5 million of the increase and information technology costs accounted for approximately $3.2 million of the increase.

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

Net Income. Net income decreased 80.0% to $8.2 million from $40.9 million in 1999. Diluted net income per common share decreased 81.0% to $0.31 for 2000 from $1.62 in 1999.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. For example, in the difficult operating climate we experienced in 2001, we generated $25.5 million less cash from operations than we did in 2000. Factors that can affect our operating results are discussed further in this Report under “Risk Factors” below. However, despite the lower operating cash flow in 2001, we managed to improve our 2001 year-end cash position by $55.3 million over 2000 due primarily to conservative cash management. We also believe that our existing cash and liquidity position will be further strengthened through the sale of the real estate at our Baltimore, Maryland, Camden, New Jersey and Chicago, Illinois paperboard mills. Additionally, we received a federal tax refund of approximately $16.0 million in April 2002. If, however, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility.

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

      At December 31, 2000 and December 31, 2001, we were not in compliance with the leverage ratio and interest coverage ratio, respectively, under both our senior credit facility and our joint venture guarantees, but in each case were able to obtain appropriate amendments and waivers with respect to each instance of non-compliance (and with respect to any technical cross-default). In 2002 and 2003, we were required to obtain additional amendments and waivers under both our senior credit facility and our joint venture guarantees. See “Subsequent Events.” Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see “Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods” below), we believe that it is unlikely that we will breach our covenants under our debt agreements or joint venture guarantees during the balance of 2003. However, we cannot assure you that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture guarantees, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At December 31, 2001 and 2000, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	2001	2000

Senior credit facility	$—	$194,000

9 7/8% senior subordinated notes	277,326	—

7 1/4% senior notes	25,449	—

7 3/8% senior notes	197,716	198,791

7.74% senior notes	—	66,200

Other notes payable	8,248	9,081

Total debt	$508,739	$468,072

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

      See “Subsequent Events” below, which details the third, fourth, fifth and sixth amendments to the senior credit facility.

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

      We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See Notes 5 and 6 of “Notes to Consolidated Financial Statements” which details these future obligations and commitments.

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

	Notional		LIBOR at
	Amount	Fixed	December 31,	Total
Debt Instrument	(000’s)	Spread	2001	Variable Rate

9 7/8% senior subordinated notes	$185,000	4.400%	1.881%	6.281%

7 3/8% senior notes	50,000	2.365	1.881	4.246

7 3/8% senior notes	25,000	1.445	1.881	3.326

7 3/8% senior notes	25,000	1.775	1.881	3.656

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

      See “Subsequent Events” below, which describes additional interest rate swap transactions.

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

      We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and did not experience any material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2002. We cannot assure you, however, that these assumptions will prove accurate or that such liquidity events will not arise.

Cash from Operations. Cash generated from operations was $56.9 million for the year ended December 31, 2001, compared with $82.5 million in 2000. The decrease in 2001 compared to the same period in 2000 was due primarily to lower net income and a decrease in distributions from our joint ventures, partially offset by the receipt of a $10.0 million federal tax refund in 2001.

Capital Expenditures. Capital expenditures were $28.1 million in 2001 versus $58.3 million in 2000. Aggregate capital expenditures of approximately $22.5 million were made during 2002.

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

      During the second quarter of 1999, we formed a joint venture with Temple-Inland, Inc. to own and operate Temple-Inland’s Newport, Indiana containerboard mill. The joint venture, Premier Boxboard Limited LLC, undertook a 14-month, $82.0 million project to modify the mill to enable it to produce a new, lightweight gypsum facing paper along with other containerboard grades. The mill began operations as modified at the beginning of the third quarter of 2000. Under the joint venture agreement, we contributed $50.0 million to the joint venture during the second quarter of 2000, and Temple-Inland contributed the net assets of the mill and received $50.0 million in notes issued by Premier Boxboard. Each partner has a 50% interest in the joint venture, and we account for our interest in this joint venture under the equity method. Our subsidiary, PBL Inc., manages the day-to-day operations of Premier Boxboard, pursuant to a management agreement with Temple-Inland.

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

      See “Subsequent Events” below for a discussion of additional acquisitions.

Dividends. We paid cash dividends of $8.9 million in 2001 versus $18.5 million in 2000. In February 2001, we reduced our first quarter dividend from $0.18 to $0.09 per issued and outstanding common share. In June 2001, we reduced our second, third and fourth quarter dividend from $0.09 to $0.03 per issued and outstanding common share. As described below under “Subsequent Events”, we have temporarily suspended future payments of quarterly dividends, beginning in the first quarter of 2002. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions and due to the limitations on dividend payments in our financial covenants. Although our former debt agreements contained no specific limitations on the payment of dividends, our current debt agreements contain certain limitations on the payment of future dividends and since March 2002 have precluded us from paying cash dividends.

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

Subsequent Events

      In January 2002, we completed a third amendment to our senior credit facility that modified the definitions of “Interest Expense,” “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

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

      In August 2002, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $5.5 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed spread that was 17 basis points higher than the original swap agreement. The new swap agreement was the same notional amount, had the same terms and covers the same notes as the original agreement. In September 2002, we repaid the $5.5 million and entered into a new swap agreement that lowered the fixed spread by 7.5 basis points from the August 2002 swap.

      In September 2002, we acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill and intangible assets of approximately $40.6 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition.

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

      In September 2002, in connection with the acquisition of the Smurfit Industrial Packaging Group, we entered into a fourth amendment to our senior credit facility. The purpose of this amendment was to obtain the required lender consent under the senior credit facility for the consummation of the acquisition (and the incurrence of up to $60.0 million in subordinated debt financing to refinance borrowings under the credit facility and restore cash used to fund a portion of the acquisition price), to lower the minimum allowable tangible net worth for all periods after the effective date of the amendment, and to increase the maximum permitted leverage ratio covenant to 70.0% for the fiscal quarters ending December 31, 2002, March 31, 2003 and June 30, 2003, and 67.5% for the fiscal quarter ending September 30, 2003. Additionally, the minimum interest coverage ratio covenant was replaced with a minimum fixed charge coverage ratio covenant beginning with the third quarter of 2002. These modifications, in addition to increasing our flexibility to finance the acquisition, were necessary to enable us to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002 and violations of the leverage ratio covenant in future periods.

      In exchange for these modifications, our lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment also provided for a pricing increase of 0.25% effective November 15, 2002, if we did not issue at least $50.0 million in senior subordinated notes by that date, which we did not, and an increase of 0.25% every three months after that date until the first date on which our balance of cash and cash equivalents is at least $50.0 million and we have no loans outstanding under the facility (subject to a maximum interest margin of 3.75% for Eurodollar rate loans and 2.50% for base rate loans). In addition, under the terms of the fourth amendment, we were required to enter into a security agreement under which we and our subsidiary guarantors under the senior credit facility granted a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

      In November 2002, we unwound $50.0 million of our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, we unwound $50.0 million of one of our interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $3.4 million. The $6.2 million gain will be accreted to interest expense over the remaining term of the notes and will partially offset the increase in interest expense. The $2.8 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 10.0% to 9.8%. The $3.4 million gain lowered the effective interest rate of the 7 3/8% senior notes from 7.5% to 7.2%.

      In December 2002, we completed a fifth amendment to our senior credit facility. This amendment modified the calculation of net worth for purposes of our leverage ratio and tangible net worth financial maintenance covenants to exclude adjustments to other comprehensive loss related to our defined benefit pension plan. This amendment also allows us to exclude from these financial maintenance covenant calculations any restructuring costs recorded in the fourth quarter of 2002 and first quarter of 2003 as long as the aggregate of these restructuring costs does not exceed $16.0 million, on an after tax basis.

      In December 2002, we initiated a plan to restructure our carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included a $1.2 million noncash write down of assets.

      In December 2002, we initiated a plan to permanently close our Halifax paperboard mill located in Roanoke Rapids, North Carolina and recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million noncash write down of assets.

      In December 2002, we initiated a plan to consolidate our converting operations in Fayetteville, North Carolina into Carolina Component Concepts, also located in North Carolina, and recorded a pretax charge to operations of approximately $6.0 million. The $6.0 million charge included a $2.4 million noncash write down of assets.

      In January 2003, we effectively unwound $85.0 million of our $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning our rights and obligations under the swap to one of our lenders under the senior credit facility. In exchange, we received approximately $4.3 million. We will accrete this gain into interest expense over the remaining term of the notes, which will partially offset the increase in interest expense. The gain will lower the effective interest rate of the 9 7/8% senior subordinated notes from 9.8% to 9.5%.

      In February 2003, we announced the indefinite idling of one of two coated recycled paperboard machines at our Rittman, Ohio paperboard mill. Recently completed upgrades in our mill system will facilitate the transfer of production from the idled machine to our other mills. The Rittman workforce will be indefinitely reduced by 80 hourly employees, and we will recognize a related expense of approximately $1.2 million.

      On March 28, 2003, we completed a sixth amendment to our senior credit facility. This amendment increased our maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered our minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered our minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered our maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with our leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to our defined benefit pension plan. This amendment also increases to $43.0 million our subfacility for the issuance of letters of credit under the facility, in order to permit us to obtain a letter of credit to replace our Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed our maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable us to avoid possible violations of our leverage ratio covenant for the third and fourth quarters of 2003, our fixed charge coverage ratio covenant for all quarters during 2003 and our net worth covenant for the second quarter of 2003

      In exchange for these modifications, our lenders required us to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2002 equal to 1.0% of the aggregate commitments under the facility. Our lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by our net hedging obligations owed to lenders under the facility and by the amount of our guarantee obligations under our joint venture guarantees that are not secured or replaced by letters of credit. Additionally, we will not be permitted to borrow or request the issuance of letters of credit under the facility unless we have less than $10.0 million in freely available cash and cash equivalents on our consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires us to repay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. The amendment further requires us to provide consolidated financial statements and joint venture financial statements to the lenders on a monthly basis. Finally, the amendment prohibits us from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless our fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates our ability to pay dividends or repurchase shares of our stock.

      In connection with this amendment, we were also required to amend our security agreement to provide for a springing lien on our machinery and equipment that will become effective on July 1, 2003.

      We intend to refinance our senior credit facility with a new revolving credit facility, which we expect would be an asset-based credit facility secured by substantially all of our assets. We expect to complete this refinancing by the end of the second quarter of 2003. In connection with this refinancing, we also intend to refinance our joint venture credit facilities and our credit support of such facilities. However, we cannot give assurance that we will be able to complete a new credit facility on terms that are acceptable to us, or that we will be able to refinance our joint venture credit facilities and related credit support as part of or in connection with any such new credit facility.

      Prior to this amendment to our senior credit facility, our Standard Gypsum joint venture guarantee contained financial maintenance covenants that were identical to those contained in our senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modifications that we made under the amendment to the senior credit facility. In order to avoid an event of default under that guarantee, we obtained a letter of credit under our senior credit facility in the face amount of $28.4 million. This letter of credit is issued in favor of the Standard Gypsum lenders and replaces our guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated our guarantee agreement and released their security interests in our accounts receivable and inventory. We must also pay a fee on October 28, 2003 in the amount of 2% of the full amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit is renewable annually and my be drawn in the event of a default under the Standard Gypsum credit facility. However, in the event we are in default under our senior credit facility or have insufficient availability under the facility, we may not be able to obtain an extension or renewal of this letter of credit, which could result in an event of default under our Standard Gypsum credit facility. Further, if we are not able to refinance our existing senior credit facility prior to April 1, 2005, we may not be able to obtain an alternate letter of credit in favor of the Standard Gypsum lenders, which could result in an event of default under our Standard Gypsum credit facility.

      Concurrently with the amendments to our senior credit facility and the issuance of the letter of credit to the Standard Gypsum lenders as described above, we entered into an amendment of our Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to our senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring us to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that we and our joint venture partner are permitted to make. In additions, we will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstandings under the facility are fully paid. The reduction of the commitments under this credit facility eliminates availability for borrowings unless we are able to reduce outstandings under the facility. If we are not able fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if we are unable to refinance this facility prior to January 5, 2004, the entire facility would become immediately due and payable and we would be required to satisfy our guarantee of 50% of the obligations under the facility. Any acceleration of the obligations under either or both of our joint venture facilities could also cause further defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

      In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located in Lockport, New York. We expect to record a restructuring charge of approximately $5.0 million in connection with this closure. Our Buffalo mill had an annual production capacity of approximately 72 thousand tons. In 2002, the mill operated at approximately 50% of capacity and recorded approximately $9.0 million in trade sales. Buffalo sales will be transferred to our other mills.

Georgia-Pacific Litigation

      On May 9, 2001, we and Georgia-Pacific Corporation jointly announced a tentative settlement regarding the litigation over the terms of the long-term supply contract the parties entered in April 1996. The pending litigation relating to that contract has been previously reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our previous quarterly reports on Form 10-Q. Under the terms of the tentative settlement, we and G-P Gypsum Corporation, a wholly-owned subsidiary of Georgia-Pacific, entered into a new ten-year agreement under which we would supply a minimum of 50,000 tons of gypsum facing paper per year to G-P Gypsum. Implementation of that new agreement, and settlement of the pending litigation over the 1996 agreement, was subject to satisfactory completion of a transition period, during which G-P Gypsum was to evaluate our gypsum facing paper for compliance with specifications and end-use suitability. The transition period initially was to expire no later than August 6, 2001, but ongoing discussions with G-P Gypsum led the parties to twice extend the outside expiration date of the transition period, eventually to April 1, 2002. These extensions were the result of Georgia-Pacific’s recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with Georgia-Pacific’s stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period.

      On March 26, 2002, we reached a final settlement of the dispute, by entering into a new five-year paperboard supply agreement with G-P Gypsum that provides that we will produce and sell to G-P Gypsum between 0.378 and 0.756 billion square feet (10 to 20 thousand tons) of paper per year to be used in G-P Gypsum’s ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period described above that had been a part of that tentative settlement. As a result of the final settlement, our previously filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and Georgia-Pacific’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133.” This pronouncement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133).” This pronouncement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. We adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on our consolidated financial statements upon adoption.

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

      SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. As of December 31, 2001, we had $146.5 million of recorded net goodwill, which will be subject to this new standard. During fiscal year 2001, we recorded $3.0 million of goodwill amortization expense, net of taxes. We adopted this standard effective January 1, 2002. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of January 1, 2002. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

      We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data” included in Part II of this Report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have guaranteed indebtedness of our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

      Our senior management establishes parameters, which are approved by the board of directors, for our financial risk. We do not utilize derivatives for speculative purposes. We adopted SFAS 133, “Accounting for

Derivative Instruments and Hedging Activities,” effective January 1, 2001, which had no material impact on our financial statements upon adoption.

      The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related effective interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the fixed spread plus the contractual three-month LIBOR in effect at December 31, 2001.

	Contractual Maturity Dates

	2002	2003	2004	2005	Thereafter	Total

	(In thousands)

Debt Obligations

9 7/8% Senior Subordinated Notes(1)	—	—	—	—	$285,000	$285,000

Average interest rate	—	—	—	—	10.5%	10.5%

7 1/4% Senior Notes(1)	—	—	—	—	$29,000	$29,000

Average interest rate	—	—	—	—	9.4%	9.4%

7 3/8% Senior Notes(1)	—	—	—	—	$200,000	$200,000

Average interest rate	—	—	—	—	7.47%	7.47%

Interest Rate Derivatives

Fixed to Variable(1)	—	—	—	—	$285,000	$285,000

Average pay rate	—	—	—	—	8.998%	8.998%

Average receive rate(2)	—	—	—	—	5.862%	5.862%

(1)	See Note 5 to the consolidated financial statements.
(2)	The average receive rate represents the actual rates in effect at December 31, 2001.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share data)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$64,244	$8,900

Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,250 and $3,332 in 2001 and 2000, respectively	86,297	93,145

Inventories	101,823	111,560

Refundable income taxes	17,949	3,913

Prepaid pension	10,036	—

Other current assets	6,420	9,438

Total current assets	286,769	226,956

PROPERTY, PLANT AND EQUIPMENT:

Land	12,620	12,663

Buildings and improvements	135,727	127,816

Machinery and equipment	625,691	620,418

Furniture and fixtures	14,326	12,164

	788,364	773,061

Less accumulated depreciation	(337,988)	(289,752)

Property, plant and equipment, net	450,376	483,309

GOODWILL, net of accumulated amortization of $20,481 and $16,023 in 2001 and 2000, respectively	146,465	150,894

INVESTMENT IN UNCONSOLIDATED AFFILIATES	62,285	65,895

OTHER ASSETS	15,086	7,043

	$960,981	$934,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of debt	$48	$1,259

Accounts payable	52,133	63,752

Accrued liabilities	37,749	56,531

Dividends payable	833	4,702

Total current liabilities	90,763	126,244

SENIOR CREDIT FACILITY	—	194,000

OTHER LONG-TERM DEBT, less current maturities	508,691	272,813

DEFERRED INCOME TAXES	66,760	50,949

DEFERRED COMPENSATION	1,741	2,315

OTHER LIABILITIES	12,512	6,853

MINORITY INTEREST	935	1,115
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—

Common stock, $.10 par value; 60,000,000 shares authorized, 27,853,897 and 26,204,567 shares issued and outstanding at December 31, 2001 and 2000, respectively	2,785	2,620

Additional paid-in capital	180,116	160,824

Retained earnings	97,488	117,117

Accumulated other comprehensive loss	(810)	(753)

	279,579	279,808

	$960,981	$934,097

The accompanying notes are an integral part of these consolidated balance sheets.

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)

SALES	$913,686	$1,014,615	$936,928

COST OF SALES	680,172	759,521	683,772

Gross profit	233,514	255,094	253,156

FREIGHT COSTS	52,806	51,184	46,839

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	146,934	145,268	125,784

RESTRUCTURING AND OTHER COSTS (Note 12)	7,083	16,777	—

Operating income	26,691	41,865	80,533

OTHER (EXPENSE) INCOME:

Interest expense	(41,153)	(34,063)	(25,456)

Interest income	986	412	603

Equity in (loss) income of unconsolidated affiliates	(2,610)	6,533	9,224

Other, net	(1,904)	(918)	(459)

	(44,681)	(28,036)	(16,088)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(17,990)	13,829	64,445

MINORITY INTEREST IN LOSSES (INCOME)	180	(169)	(356)

(BENEFIT) PROVISION FOR INCOME TAXES	(5,903)	5,485	23,142

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(11,907)	8,175	40,947

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	(2,695)	—	—

NET (LOSS) INCOME	$(14,602)	$8,175	$40,947

BASIC

(LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS	$(0.42)	$0.31	$1.63

EXTRAORDINARY LOSS PER COMMON SHARE	(0.10)	0.00	0.00

(LOSS) INCOME PER COMMON SHARE	$(0.52)	$0.31	$1.63

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,845	26,292	25,078

DILUTED
(LOSS) INCOME PER COMMON SHARE BEFORE

EXTRAORDINARY LOSS	$(0.42)	$0.31	$1.62

EXTRAORDINARY LOSS PER COMMON SHARE	(0.10)	—	—

(LOSS) INCOME PER COMMON SHARE	$(0.52)	$0.31	$1.62

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,845	26,301	25,199

The accompanying notes are an integral part of these consolidated statements of operations.

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-In	Retained	(Loss)
	Shares	Amount	Capital	Earnings	Income	Total

BALANCE, December 31, 1998	24,681,358	$2,468	$130,240	$104,838	$(3,325)	$234,221

Net income	—	—	—	40,947	—	40,947

Issuance of common stock for acquisitions	739,565	74	17,889	—	—	17,963

Issuance of common stock under nonqualified stock option plan	19,000	2	252	—	—	254

Issuance of common stock under 1993 stock purchase plan	21,828	3	679	—	—	682

Issuance of common stock under 1998 stock purchase plan	20,371	2	302	—	—	304

Issuance of common stock under director equity plan	2,930	—	77	—	—	77

Pension liability adjustment	—	—	—	—	2,877	2,877

Foreign currency translation adjustment	—	—	—	—	(86)	(86)

Dividends declared of $.72 per share	3,228	—	70	(18,125)	—	(18,055)

BALANCE, December 31, 1999	25,488,280	2,549	149,509	127,660	(534)	279,184

Net income	—	—	—	8,175	—	8,175

Issuance of common stock for acquisitions	635,306	64	10,659	—	—	10,723

Issuance of common stock under nonqualified stock option plan	61,989	6	208	—	—	214

Issuance of common stock under 1993 stock purchase plan	338	—	254	—	—	254

Issuance of common stock under 1998 stock purchase plan	10,699	1	59	—	—	60

Issuance of common stock under director equity plan	4,171	—	77	—	—	77

Foreign currency translation adjustment	—	—	—	—	(219)	(219)

Dividends declared of $.72 per share	3,784	—	58	(18,718)	—	(18,660)

BALANCE, December 31, 2000	26,204,567	2,620	160,824	117,117	(753)	279,808

Net loss	—	—	—	(14,602)	—	(14,602)

Issuance of common stock for acquisitions	1,643,192	165	18,634	—	—	18,799

Benefit from issuance of common stock under nonqualified stock option plan	—	—	408	—	—	408

Forfeiture of common stock under 1993 stock purchase plan	(5,526)	(1)	70	—	—	69

Issuance of common stock under 1998 stock purchase plan	451	—	80	—	—	80

Issuance of common stock under director equity plan	8,339	1	75	—	—	76

Foreign currency translation adjustment	—	—	—	—	(57)	(57)

Dividends declared of $.18 per share	2,874	—	25	(5,027)	—	(5,002)

BALANCE, December 31, 2001	27,853,897	$2,785	$180,116	$97,488	$(810)	$279,579

The accompanying notes are an integral part of these consolidated statements of shareholders’ equity.

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2001	2000	1999

	(In thousands)

OPERATING ACTIVITIES:

Net (loss) income	$(14,602)	$8,175	$40,947

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Extraordinary loss from early extinguishment of debt	4,305	—	—

Depreciation and amortization	64,340	60,858	52,741

Disposal of property, plant and equipment, net	470	—	—

Equity in income or loss of unconsolidated affiliates, net of distributions	3,610	6,967	(8,224)

Deferred income taxes	15,811	(239)	9,072

Provision for deferred compensation	226	227	292

Minority interest	(180)	169	356

Restructuring costs	3,987	12,734	—

Changes in operating assets and liabilities, net of acquisitions:

Receivables	6,848	19,508	(11,665)

Inventories	9,737	(10,518)	3,027

Other current assets	(8,951)	(1,485)	2,303

Accounts payable and accrued liabilities	(14,770)	(12,089)	3,696

Income taxes	(13,628)	(1,854)	(743)

Total adjustments	71,805	74,278	50,855

Net cash provided by operating activities	57,203	82,453	91,802

INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(28,059)	(58,306)	(35,696)

Acquisition of businesses, net of cash acquired	(34)	(4,306)	(177,881)

Proceeds from disposal of property, plant and equipment	267	—	—

Investment in unconsolidated affiliates	—	(50,709)	(80)

Cash acquired in stock acquisition	—	1,100	499

Other	436	2,986	(416)

Net cash used in investing activities	(27,390)	(109,235)	(213,574)

FINANCING ACTIVITIES:

Proceeds from note issuance	291,200	—	196,733

Proceeds from senior credit facility	18,000	192,000	158,000

Repayments of senior credit facility	(212,000)	(138,000)	(165,000)

Repayments of other long and short-term debt	(67,110)	(18,196)	(33,750)

Swap agreement unwind proceeds	9,093	—	—

7.74% senior notes prepayment penalty	(3,565)	—	—

Dividends paid	(8,870)	(18,531)	(17,995)

Proceeds from issuances of stock	—	460	761

Other	(1,217)	(822)	(816)

Net cash provided by financing activities	25,531	16,911	137,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,344	(9,871)	16,161

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,900	18,771	2,610

CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,244	$8,900	$18,771

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest	$35,352	$35,136	$25,480

Cash payments for income taxes	$1,967	$9,575	$16,849

Stock issued for acquisitions	$18,799	$10,723	$17,963

CARAUSTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Caraustar Industries, Inc. (the “Parent Company”) and subsidiaries (collectively, the “Company”) are engaged in manufacturing, converting, and marketing paperboard and related products.

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

      Inventories at December 31, 2001 and 2000 were as follows (in thousands):

	2001	2000

Raw materials and supplies	$40,357	$44,240

Finished goods and work in process	61,466	67,320

Total inventory	$101,823	$111,560

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

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant management judgment is required in determining: the credit worthiness of customers and collectibility of accounts receivable; excess, obsolete or unsaleable inventory reserves; the potential impairment of goodwill; the accounting for income taxes; the liability for self-insured claims; and the Company’s obligation and expense for pension and other postretirement benefits. Actual results could differ from the Company’s estimates.

Revenue Recognition

      The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) issued by the Securities and Exchange Commission. The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of the Company’s accounts receivable.

Self-Insurance

      The Company is self-insured for the majority of its workers’ compensation costs and group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims, and such liabilities are not discounted.

Foreign Currency Translation

      The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Net assets of the non-U.S. subsidiaries are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in accumulated other comprehensive loss. Certain other translation adjustments and transaction gains and losses continue to be reported in net income and were not material in any year.

Goodwill

      Goodwill is amortized using the straight-line method over periods ranging up to 40 years. The Company has periodically evaluated goodwill for impairment. In completing this evaluation, the Company estimated the future undiscounted cash flows of the businesses to which goodwill related in order to determine whether the carrying amount of goodwill had been impaired.

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment.

Income or Loss Per Share

      The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options outstanding during 2000 and 1999 added 9,000 and 121,000, respectively, to the weighted average shares outstanding for purposes of calculating diluted income per share. There was no dilutive effect of stock options outstanding during 2001.

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

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133.” This pronouncement deferred the effective date of SFAS No. 133 until the fiscal year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB No. 133).” This pronouncement amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company adopted SFAS No. 133, as amended, on January 1, 2001. This pronouncement did not have a material impact on the Company’s consolidated financial statements upon adoption.

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

      SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”. This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. As of December 31, 2001, the Company had $146,465,000 of recorded net goodwill, which will be subject to this new pronouncement. During fiscal year 2001, the Company recorded $2,996,000 of goodwill amortization expense, net of taxes. The Company adopted this pronouncement effective January 1, 2002 and the adoption did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating this pronouncement using an external advisor and will determine the impact on its consolidated financial statements in accordance with the timing provisions under this pronouncement.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

2. Shareholders’ Equity

Preferred Stock

      The Company has authorized 5,000,000 shares of $0.10 par value preferred stock. The preferred stock is issuable from time to time in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the board of directors of the Company. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption, and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

Common Stock Purchase Plan

      The Company has cumulatively purchased 3,169,000 shares of its common stock since January 1996 pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 4,000,000 common shares. The Company’s board of directors has authorized purchases of up to 831,000 additional shares. There were no stock purchases in 2001, 2000 or 1999. The Company’s 9 7/8% senior subordinated notes and its senior credit facility limit its ability to repurchase its common stock.

3. Acquisitions

      Each of the following acquisitions were accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board (“APB”) Opinion No. 16. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. The financial statements for the years ended December 31, 2001, 2000 and 1999 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

      In February 2000, the Company acquired all of the outstanding stock of MilPak, Inc. in exchange for cash of $4,700,000 and 248,132 shares of the Company’s common stock valued at $4,700,000. MilPak operates a facility located in Pine Brook, New Jersey, that provides blister packaging, cartoning and labeling and other contract packaging services. Goodwill of approximately $6,100,000 was recorded in connection with the acquisition.

      In September 2000, the Company acquired all of the outstanding stock of Arrow Paper Products Company in exchange for 342,743 shares of the Company’s common stock valued at $5,100,000. Arrow is located in Saginaw, Michigan and operates two tube and core converting facilities that serve customers in the automotive, film, housewares and other specialty tube and core markets. Goodwill of approximately $4,100,000 was recorded in connection with the acquisition.

      In October 2000, the Company acquired 100 percent of the membership interests in Crane Carton Company, LLC in exchange for 1,659,790 shares of the Company’s common stock valued at $19,000,000 plus $5,800,000 of assumed debt. The Company issued 16,595 of the shares in 2000 and the balance in 2001. Crane operates a single folding carton manufacturing facility located in suburban Chicago, Illinois. Goodwill of approximately $4,700,000 was recorded in connection with the acquisition.

      The following unaudited pro forma financial information assumes that the above acquisitions occurred on January 1, 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have resulted had the acquisitions occurred on January 1, 2000 or the results that may occur in the future (in thousands, except per share data):

	2001	2000

Sales	$913,686	$1,049,927

Net (loss) income	(14,602)	8,911

Diluted (loss) income per common share	(0.52)	0.33

4. Equity Interest in Unconsolidated Affiliates

      On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly-owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability company, Standard Gypsum, L.P. (“Standard”). Simultaneous with the formation of Standard, the Company sold a 50 percent interest in Standard to Temple-Inland Forest Products Corporation (“Temple”), an unrelated third party, for $10,800,000 in cash. Standard is operated as a joint venture managed by Temple. The Company accounts for its interest in Standard under the equity method of accounting. The Company’s equity interest in the (loss)/earnings of Standard for the years ended December 31, 2001, 2000 and 1999 was ($946,000), $7,358,000 and $9,064,000, respectively. The Company received distributions based on its equity interest in Standard of $1,000,000, $13,500,000 and $1,000,000 in 2001, 2000 and 1999, respectively.

      During April 1998, Standard entered into a loan agreement with a financial institution for a credit facility in an amount not to exceed $61,000,000. Proceeds of the new credit facility were used to fund the construction of a green field gypsum wallboard plant in Cumberland City, Tennessee, which began operation in the fourth quarter of 1999. During 1999, Standard received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56,200,000. The proceeds of the bond issuances were used to repay the borrowings under the credit facility and fund the remaining construction of the plant. In addition, the Company guarantees one-half of Standard’s credit facility. At December 31, 2001 and 2000, the Company’s portion of this guaranteed debt totaled approximately $28,100,000. The Company’s guarantee of the Standard credit facility contains financial maintenance covenants, as amended in the first quarter of 2001, and both the Standard credit facility and the Company’s senior credit facility contain a cross-default to these covenants. In January 2002, the Company obtained an amendment under the guarantee to lower the minimum allowable interest coverage ratio for the fourth quarter of 2001 through the second quarter of 2002 in order to avoid an event of default resulting from a violation of the interest coverage ratio covenant. After giving effect to this amendment, the Company was in compliance with all financial maintenance covenants under the guarantee at December 31, 2001 and Standard was in compliance with all covenants under its credit facility.

      Summarized financial information for Standard at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, respectively, is as follows (in thousands):

	2001	2000

Current assets	$13,237	$14,753

Noncurrent assets	70,763	74,655

Current liabilities	4,623	6,148

Noncurrent liabilities	56,217	56,208

	2001	2000	1999

Sales	$71,297	$96,338	$58,973

Gross profit	18,665	36,630	28,405

Operating income	292	18,176	19,337

Net (loss) income	(1,892)	14,716	18,128

      During 1999, the Company formed a joint venture with Temple to own and operate a containerboard mill located in Newport, Indiana. Upon formation, the joint venture, Premier Boxboard Limited LLC (“PBL”), undertook an $82,000,000 project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. PBL is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple each have a 50 percent interest in the joint venture, which is being accounted for under the equity method of accounting. There were no distributions in 2001 and 2000. Expenses related to the joint venture were not material in 1999. The Company’s equity interest in the net loss of PBL for 2001 and 2000 was approximately $1,892,000 and $881,000, respectively.

      Under the joint venture agreement, the Company contributed $50,000,000 to the joint venture during the second quarter of 2000 and Temple contributed the net assets of the mill valued at approximately $98,000,000, and received $50,000,000 in notes issued by PBL. In addition, the Company has guaranteed one-half of a revolving line of credit obtained by PBL. At December 31, 2001 and 2000, the Company’s portion of this guaranteed debt totaled approximately $10,100,000 and $15,000,000, respectively. The Company’s guarantee of PBL’s revolving line of credit contains financial maintenance covenants, as amended in the first quarter of 2001, and both PBL’s revolving line of credit and the Company’s senior credit facility contain a cross-default to these covenants. In January 2002, the Company obtained an amendment under the guarantee to lower the minimum allowable interest coverage ratio for the fourth quarter of 2001 through the second quarter of 2002 in order to avoid an event of default resulting from a violation of the interest coverage ratio covenant. After giving effect to this amendment, the Company was in compliance with all financial maintenance covenants under the guarantee at December 31, 2001 and PBL was in compliance with all covenants under its line of credit.

      See the “Subsequent Events” footnote for additional amendments related to the Company’s joint venture debt agreements and the senior credit facility.

      Summarized financial information for PBL at December 31, 2001 and 2000 and for the years then ended is as follows (in thousands):

	2001	2000

Current assets	$10,579	$11,124

Noncurrent assets	160,956	174,676

Current liabilities	5,879	6,360

Noncurrent liabilities	70,000	80,000

Sales	75,171	40,207

Gross profit	16,463	8,553

Operating income	1,640	682

Net loss	(3,784)	(1,761)

      The Company has an additional joint venture with an unrelated entity which is accounted for under the equity method of accounting. The Company’s investment and share of earnings of this venture are not material to the Company.

5. Senior Credit Facility and Other Long Term Debt

      At December 31, 2001 and 2000, total long-term debt consisted of the following (in thousands):

	2001	2000

Senior credit facility	$—	$194,000

9 7/8 percent senior subordinated notes	277,326	—

7 1/4 percent senior notes	25,449	—

7 3/8 percent senior notes	197,716	198,791

7.74 percent senior notes	—	66,200

Other notes payable	8,248	9,081

Total debt	508,739	468,072

Less current maturities	(48)	(1,259)

Total long-term debt	$508,691	$466,813

      The amounts of total debt outstanding at December 31, 2001 maturing during the next five years and thereafter are as follows (in thousands):

2002	$48

2003	—

2004	—

2005	—

2006	—

Thereafter	508,691

Total debt	$508,739

      The Company had a $400,000,000 five-year bank senior credit facility (“former senior credit facility”) as of December 31, 2000. Interest under the former senior credit facility was computed using the Company’s choice of (a) the Eurodollar rate plus a margin or (b) the higher of (i) the federal funds rate plus a margin or (ii) the bank’s prime lending rate. As of December 31, 2000, borrowings of $194,000,000 were outstanding under the former senior credit facility at a weighted average interest rate of 7.27 percent. As of December 31, 2000, the Company was not in compliance with certain covenants under the former senior credit facility that the lenders waived through the first quarter of 2001.

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

      Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1 percent) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the facility as the ratio of the Company’s total debt to its total capitalization). Based on the Company’s leverage ratio at December 31, 2001, the current margins are 2.0 percent for Eurodollar rate loans and 0.75 percent for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.5 percent based on the Company’s leverage ratio at December 31, 2001.

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

      See the “Subsequent Events” note, which details the third, fourth and fifth and sixth amendments to the senior credit facility.

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

      The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at December 31, 2001 for each of the Company’s interest rate swaps. The December 31,

2001 three-month LIBOR is presented for informational purposes only and does not represent the Company’s actual effective rates in place at December 31, 2001.

	Notional		LIBOR at
	Amount	Fixed	December 31,	Total
Debt Instrument	(000’s)	Spread	2001	Variable Rate

9 7/8% senior subordinated notes	$185,000	4.400%	1.881%	6.281%

7 3/8% senior notes	50,000	2.365	1.881	4.246

7 3/8% senior notes	25,000	1.445	1.881	3.326

7 3/8% senior notes	25,000	1.775	1.881	3.656

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

      See the “Subsequent Events” footnote regarding additional interest rate swap transactions.

      The Company has assumed no ineffectiveness with respect to its four interest rate swap agreements, as it believes that the conditions for such an assumption are met under the guidelines of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the swap agreements of approximately $7,418,000 as of December 31, 2001 has been reflected in other long-term liabilities and long-term debt in the accompanying balance sheet.

6. Commitments and Contingencies

Leases

      The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

	2001	2000	1999

Minimum rentals	$14,312	$13,026	$11,698

Contingent rentals	507	347	377

Total	$14,819	$13,373	$12,075

      The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 (in thousands):

2002	$13,410

2003	9,827

2004	7,207

2005	4,792

2006	4,046

Thereafter	12,642

Total	$51,924

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

      During the second quarter of 2001, ongoing discussions with the customer led to a mutual agreement to extend the outside expiration date of the transition period initially to December 31, 2001. The extension was the result of the customer’s recent curtailment of a significant portion of its gypsum wallboard manufacturing capacity because of adverse market conditions. This curtailment, along with the customer’s stated reservations about committing to the minimum tonnage requirement under the new agreement in light of current market conditions, led the parties to agree to the extension of the transition period. Continued

      On March 26, 2002, the Company reached a final settlement with Georgia-Pacific Corporation concerning the dispute regarding the terms of the long-term supply agreement that had been the subject of our previously reported litigation with Georgia-Pacific. The Company and G-P Gypsum, a wholly-owned subsidiary of Georgia-Pacific, have resolved the dispute by entering into a new five-year paperboard supply agreement that provides that the Company will produce and sell to G-P Gypsum between 0.378 and 0.756 billion square feet (10 to 20 thousand tons) of paper per year to be used in G-P Gypsum’s ToughRock wallboard. This new paperboard supply agreement supersedes the terms of the tentative settlement previously announced on May 9, 2001 and the agreement and transition period that had been a part of that tentative settlement. As a result of the final settlement, the Company’s previously filed suit against Georgia-Pacific in the General Court of Justice, Superior Court Division of Mecklenburg County, North Carolina (Case No. 00-CVS-12302), and Georgia-Pacific’s previously reported separate action filed in the Superior Court of Fulton County, Georgia (Case No. 2000-CV-27684), were each dismissed with prejudice on April 1 and 2, 2002, respectively.

      The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

7. Stock Option and Deferred Compensation Plans

Director Equity Plan

      During 1996, the Company’s board of directors approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) are paid a portion of their fees in the Company’s common stock. Additionally, each Eligible Director is annually granted an option to purchase 1,000 shares of the Company’s common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100,000 shares of common stock may be granted under this plan. During 2001, 2000 and 1999, 8,339, 4,171 and 2,930 shares, respectively, of common stock and options to purchase 6,000 shares of common stock were issued under this plan in each year.

Incentive Stock Option and Bonus Plans

      During 1992, the Company’s board of directors approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods and the options expire after eight years. The Company’s board of directors authorized 1,400,000 common shares for grant under the 1993 Plan. Compensation expense of approximately $186,000, $246,000 and $336,000 related to bonus shares was recorded in 2001, 2000 and 1999, respectively.

      During 1998, the Company’s board of directors approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120 percent of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3,800,000 common shares for grant under the 1998 Plan. During 2001, 2000 and 1999, the Company issued 108,323, 784,621 and 363,728 options, respectively, under the 1998 Plan. During 2001, 2000 and 1999, the Company issued 759, 10,699 and 9,374 shares, respectively, of restricted stock. The Company recorded approximately $82,000, $105,000 and $20,000 of compensation expense related to the issuance of restricted stock during 2001, 2000 and 1999, respectively.

      A summary of stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1998	921,623	$23.57

Granted	369,728	27.18

Forfeited	(22,450)	31.20

Exercised	(45,756)	11.98

Outstanding at December 31, 1999	1,223,145	24.95

Granted	790,621	17.06

Forfeited	(46,853)	26.26

Exercised	(90,420)	4.76

Outstanding at December 31, 2000	1,876,493	22.57

Granted	114,323	10.00

Forfeited	(196,575)	21.39

Exercised	—	—

Outstanding at December 31, 2001	1,794,241	$21.89

Options exercisable at:

December 31, 2001	989,897	$22.22

December 31, 2000	833,579	20.96

December 31, 1999	566,867	19.55

      Summary information about the Company’s stock options outstanding at December 31, 2001 is as follows:

	Outstanding at			Exercisable at
	December 31,	Weighted Average	Weighted Average	December 31,	Weighted Average
Range of Exercise Price	2001	Remaining Life	Exercise Price	2001	Exercise Price

		(In Years)
$ 7.34 — $16.88	368,646	7.5	$10.88	248,401	$11.13
17.75 — 23.75	739,835	6.3	19.54	317,711	19.52
24.44 — 29.75	249,299	6.8	25.83	114,420	25.88
30.13 — 40.80	436,461	5.3	32.94	309,365	32.53

$ 7.34 — $40.80	1,794,241	6.4	$21.89	989,897	$22.22

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for the director equity plan and the incentive stock option and bonus plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 2001, 2000 and 1999:

	2001	2000	1999

Risk-free interest rate	4.92% — 5.36%	5.18% — 6.84%	5.09% — 6.18%

Expected dividend yield	1.16% — 1.63%	4.01% — 7.68%	2.72% — 2.92%

Expected option lives	8-10 years	8-10 years	8-10 years

Expected volatility	41%	40%	30%

      The total values of the options granted during the years ended December 31, 2001, 2000 and 1999 were computed to be approximately $470,000, $3,681,000 and $2,600,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported and pro forma net (loss) income and net (loss) income per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows (in thousands, except per share data):

	2001	2000	1999

Net (loss) income:

As reported	$(14,602)	$8,175	$40,947

Pro forma	(15,756)	6,628	39,853

Diluted (loss) income per common share:

As reported	$(0.52)	$0.31	$1.62

Pro forma	(0.57)	0.25	1.58

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

8. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

      Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $8,313,000, $5,116,000 and $5,526,000 in 2001, 2000 and 1999, respectively.

      Effective December 31, 1998, the Company adopted SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” The provisions of SFAS No. 132 revise employers’ disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits.

      During 1996, the Company adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 2001.

      Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Service cost of benefits earned	$4,016	$3,628	$3,236

Interest cost on projected benefit obligation	4,632	4,422	3,649

Actual loss (gain) on plan assets	310	844	(8,485)

Net amortization and deferral	(5,234)	(5,781)	5,219

Net pension expense	$3,724	$3,113	$3,619

      The table below represents a reconciliation of the funded status of the SERP and the Pension Plan to (accrued) prepaid pension cost as of December 31, 2001 and 2000 (in thousands):

	SERP		Pension Plan

	2001	2000	2001	2000

Change in benefit obligation:

Projected benefit obligation at end of prior year	$3,450	$2,814	$59,236	$52,354

Service cost	138	133	3,878	3,495

Interest cost	254	236	4,378	4,187

Actuarial (gain) loss	(209)	267	(351)	2,510

Plan amendments	157	—	91	—

Benefits paid	—	—	(3,575)	(3,310)

Projected benefit obligation at end of year	3,790	3,450	63,657	59,236

Change in plan assets:

Fair value of plan assets at end of prior year	—	—	56,068	55,106

Actual return on plan assets	—	—	(311)	(844)

Employer contributions	—	—	8,313	5,116

Benefits paid	—	—	(3,575)	(3,310)

Fair value of plan assets at end of year	—	—	60,495	56,068

Funded status of the plans	(3,790)	(3,450)	(3,162)	(3,168)

Unrecognized transition obligation	1,138	1,252	—	—

Unrecognized prior service cost	143	—	913	913

	SERP		Pension Plan

	2001	2000	2001	2000

Unrecognized net loss	$339	$549	$15,130	$10,026

(Accrued) prepaid pension cost before minimum pension liability adjustment	$(2,170)	$(1,649)	$12,881	$7,771

Other comprehensive income:

(Decrease) increase in intangible asset	$(455)	$55	$—	$—

Decrease (increase) in additional minimum pension liability	455	(55)	—	—

Other comprehensive income	$—	$—	$—	$—

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

      Net pension expense and projected benefit obligations are calculated using assumptions of weighted average discount rates, future compensation levels, and expected long-term rates of return on assets. The weighted average discount rate used to measure the projected benefit obligation at December 31, 2001 and 2000 is 7.5 percent and 7.75 percent, respectively, including adjustments for specific attributes of the Company’s pension plan (e.g. duration of payments) made in consultation with the Company’s actuaries. The rate of increase in future compensation levels is 3.0 percent at December 31, 2001 and 2000, and the expected long-term rate of return on assets is 9.5 percent.

Other Postretirement Benefits

      The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 132.

      Net periodic postretirement benefit cost for the years ended December 31, 2001, 2000 and 1999 included the following components (in thousands):

	2001	2000	1999

Service cost of benefits earned	$103	$108	$107

Interest cost on accumulated postretirement benefit obligation	404	389	306

Net periodic postretirement benefit cost	$507	$497	$413

      Postretirement benefits totaling $650,000, $683,000 and $550,000 were paid during 2001, 2000 and 1999, respectively.

      The accrued postretirement benefit cost as of December 31, 2001 and 2000 consists of the following (in thousands):

	2001	2000

Change in benefit obligation:

Projected benefit obligation at end of prior year	$5,234	$4,656

Service cost	103	108

Interest cost	404	389

Actuarial loss	1,017	189

Acquisition	140	575

Benefits paid	(650)	(683)

Projected benefit obligation at end of year	$6,248	$5,234

Funded status	$(6,248)	$(5,234)

Unrecognized net loss	1,954	966

Net amount recognized	$(4,294)	$(4,268)

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

9. Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.

      The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

	2001	2000	1999

Current:

Federal	$(22,913)	$2,650	$11,063

State	1,199	3,056	3,081

	(21,714)	5,706	14,144

Deferred	15,811	(221)	8,998

	$(5,903)	$5,485	$23,142

      The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Federal statutory tax rate	(35.0)%	35.0%	35.0%

State taxes, net of federal tax benefit	(2.4)	2.4	2.7

Other	4.3	2.8	(1.6)

Effective tax rate	(33.1)%	40.2%	36.1%

      Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2001 and 2000 are summarized as follows (in thousands):

	2001	2000

Deferred income tax assets:

Deferred employee benefits	$1,078	$1,258

Postretirement benefits other than pension	810	879

Accounts receivable	554	602

Insurance	1,259	2,121

Tax loss carryforwards and credits	11,934	15,484

Inventories	2,261	1,498

Other	3,348	3,006

Total deferred income tax assets	21,244	24,848

Deferred income tax liabilities:

Depreciation and amortization	(69,018)	(63,866)

Asset revaluation	(3,846)	(3,846)

Postemployment benefits	(5,060)	(2,190)

Losses on contractual sales commitments	(4,244)	(1,578)

Other	(42)	(9)

Total deferred income tax liabilities	(82,210)	(71,489)

Valuation allowance	(5,794)	(4,308)

	$(66,760)	$(50,949)

      At December 31, 2001, the Company has state net operating losses of $9,339,000 which will expire in varying amounts between 2004 and 2021. The Company has a valuation allowance of $3,356,000 at December 31, 2001 for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $2,595,000 which will expire in varying amounts between 2004 and 2016. The Company recorded a valuation allowance of $2,438,000 at December 31, 2001 for estimated future impairment related to the state tax credit carryforwards. During 2001 the Company recorded a $1,486,000 valuation allowance which was recorded as a component of deferred tax expense.

10. Quarterly Financial Data (Unaudited)

      The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001:

Sales	$233,088	$229,759	$234,851	$215,988

Gross profit	54,681	64,144	62,044	52,645

Net (loss) income	(10,826)	376	955	(5,107)

Diluted (loss) income per common share	$(0.38)	$0.01	$0.03	$(0.18)

2000:

Sales	$260,850	$268,631	$249,592	$235,542

Gross profit	66,464	70,378	60,713	57,539

Net income (loss)	2,161	9,486	(2,542)	(930)

Diluted income (loss) per common share	$0.07	$0.37	$(0.10)	$(0.03)

11. Segment Information

      The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100 percent recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding and set-up cartons and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 7.3 percent of the Company’s sales for 2001 and 6.4 percent for 2000 and 1999.

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

      The following table presents certain business segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Sales (aggregate):

Paperboard	$462,326	$566,060	$536,612

Tube, core, and composite container	265,985	281,613	269,112

Carton and custom packaging	325,743	309,118	256,037

Total	$1,054,054	$1,156,791	$1,061,761

Less sales (intersegment):

Paperboard	$135,854	$136,796	$120,465

Tube, core, and composite container	3,921	4,389	3,877

Carton and custom packaging	593	991	491

Total	$140,368	$142,176	$124,833

Sales (external customers):

Paperboard	$326,472	$429,264	$416,147

Tube, core, and composite container	262,064	277,224	265,235

Carton and custom packaging	325,150	308,127	255,546

Total	$913,686	$1,014,615	$936,928

Operating income:

Paperboard (A)	$31,418	$28,477	$58,686

Tube, core, and composite container	7,051	18,483	20,715

Carton and custom packaging (B)	2,706	8,673	13,010

	41,175	55,633	92,411

Corporate expense (C)	(14,484)	(13,768)	(11,878)

Operating income	26,691	41,865	80,533

Interest expense	(41,153)	(34,063)	(25,456)

Interest income	986	412	603

Equity in (loss) income of unconsolidated affiliates	(2,610)	6,533	9,224

Other, net	(1,904)	(918)	(459)

(Loss) income before income taxes and minority interest	(17,990)	13,829	64,445

Minority interest	180	(169)	(356)

(Benefit) provision for income taxes	(5,903)	5,485	23,142

Extraordinary loss from early extinguishment of debt, net of tax benefit	(2,695)	—	—

Net (loss) income	$(14,602)	$8,175	$40,947

	2001	2000	1999

Identifiable assets:

Paperboard	$400,035	$429,646	$456,343

Tube, core, and composite container	134,462	134,069	126,994

Carton and custom packaging	252,207	275,408	242,925

Corporate	174,277	94,974	53,618

Total	$960,981	$934,097	$879,880

Depreciation and amortization:

Paperboard	$35,916	$36,623	$31,410

Tube, core, and composite container	7,537	7,196	7,580

Carton and custom packaging	16,827	15,531	12,657

Corporate	4,060	1,508	1,094

Total	$64,340	$60,858	$52,741

Capital expenditures, excluding acquisitions of businesses:

Paperboard	$15,334	$28,953	$23,745

Tube, core, and composite container	6,536	12,274	4,550

Carton and custom packaging	4,718	15,495	5,305

Corporate	1,471	1,584	2,096

Total	$28,059	$58,306	$35,696

(A)	Results for 2001 include a charge to operations of $4,447,000 for restructuring costs related to the closing of the Chicago, Illinois paperboard mill. Results for 2001 also include a $7,100,000 reduction in reserves relating to expiring unfavorable supply contracts at the Sprague paperboard mill. Results for 2000 include charges to operations of $6,913,000 and $8,564,000 for restructuring costs related to the closing of the Baltimore, Maryland and Camden, New Jersey paperboard mills, respectively. These were related to the paperboard segment and are reflected in the segment’s operating income. (Note 12)

(B)	Results for 2001 include a charge to operations of $2,636,000 related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. This charge was related to the carton and custom packaging segment and is reflected in the segment’s operating income. (Note 12)

(C)	Results for 2000 include a nonrecurring charge of $1,300,000 related to the settlement of a dispute over abandoned property.

12. Restructuring and Other Costs

      In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a charge to operations of approximately $6,913,000. The plan to close the mill was adopted in conjunction with the Company’s ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6,913,000 charge included a $5,696,000 noncash asset impairment charge to write-down machinery and equipment to estimated net realizable value. The charge also included a $604,000 accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613,000 accrual for other exit costs. All exit costs were paid as of December 31, 2000. One employee remains to assist in marketing the land and building.

      In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8,564,000. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company’s largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8,564,000 charge included a $7,038,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $558,000 accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968,000 accrual for other exit costs. As of December 31, 2001, no employees remained at the mill. The Company is currently marketing the property. This mill contributed sales and operating income of $12,400,000 and $1,200,000, respectively, for the nine months ended September 30, 2000 and $20,500,000 and $2,100,000, respectively, for the year ended December 31, 1999.

      The following is a summary of restructuring activity from plan adoption to December 31, 2001:

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

2000 provision	$7,038,000	$558,000	$968,000	$8,564,000

Noncash	7,038,000	—	—	7,038,000

Cash	—	558,000	968,000	1,526,000

2000 cash activity	—	(380,000)	(346,000)	(726,000)

Balance as of December 31, 2000	—	178,000	622,000	800,000

2001 cash activity	—	(178,000)	(548,000)	(726,000)

Balance as of December 31, 2001	$—	$—	$74,000	$74,000

      In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4,447,000. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2,600,000 and $1,500,000 in 1999 and 2000, respectively. The $4,447,000 charge included a $2,237,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $1,221,000 accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989,000 accrual for other exit costs. The remaining other exit costs were paid by December 31, 2002. As of December 31, 2002, one employee remains to assist in the closing of the mill. The Company is currently marketing the property.

      The following is a summary of restructuring activity from plan adoption to December 31, 2001:

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

2001 provision	$2,237,000	$1,221,000	$989,000	$4,447,000

Noncash	2,237,000	—	—	2,237,000

Cash	—	1,221,000	989,000	2,210,000

2001 cash activity	—	(1,221,000)	(597,000)	(1,818,000)

Balance as of December 31, 2001	$—	$—	$392,000	$392,000

      In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2,636,000. The $2,636,000 charge included a $1,750,000 noncash asset impairment write down of fixed assets to estimated net realizable value and a $464,000 accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422,000 accrual for other exit costs. All exit costs were paid as of December 31, 2001 and no employees remained at the plant.

      The following is a summary of restructuring activity from plan adoption to December 31, 2001:

		Severance and
		Other
	Asset	Termination	Other Exit
	Impairment	Benefits	Costs	Total

2001 provision	$1,750,000	$464,000	$422,000	$2,636,000

Noncash	1,750,000	—	—	1,750,000

Cash	—	464,000	422,000	886,000

2001 cash activity	—	(464,000)	(422,000)	(886,000)

Balance as of December 31, 2001	$—	$—	$—	$—

      In December 2000, the Company recognized nonrecurring costs of $1,300,000 related to the settlement of a dispute over abandoned property.

      See the “Subsequent Events” footnote regarding additional restructuring costs.

13. Disclosures About Fair Value of Financial Instruments

      The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices.

	Fair	Carrying
	Value	Amount(1)

9 7/8 percent senior subordinated notes	$299,250	$283,563

7 1/4 percent senior notes	28,130	25,449

7 3/8 percent senior notes	196,000	198,897

	$523,380	$507,909

(1)	The carrying amount excludes the $7,418,000 adjustment for the fair value of the interest rate swap agreements discussed in Note 5.

14. Guarantor Condensed Consolidating Financial Statements

      These condensed consolidating financial statements reflect Caraustar Industries Inc. and Subsidiary Guarantors, which consist of all of the Company’s wholly-owned subsidiaries other than foreign subsidiaries and two domestic subsidiaries that are not wholly-owned. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$63,277	$432	$535	$—	$64,244

Intercompany funding	139,496	(132,948)	(6,548)	—	—

Receivables, net of allowances	1,817	81,669	2,811	—	86,297

Intercompany accounts receivable	—	270	288	(558)	—

Inventories	—	98,063	3,760	—	101,823

Refundable income taxes	17,689	140	120	—	17,949

Prepaid pension	10,036	—	—	—	10,036

Other current assets	2,132	3,648	640	—	6,420

Total current assets	234,447	51,274	1,606	(558)	286,769

PROPERTY, PLANT, AND EQUIPMENT	9,830	753,133	25,401	—	788,364

Less accumulated depreciation	(4,523)	(318,010)	(15,455)	—	(337,988)

Property, plant, and equipment, net	5,307	435,123	9,946	—	450,376

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	126,774	—	(649,732)	—

GOODWILL, net	—	145,515	950	—	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,134	2,151	—	—	62,285

OTHER ASSETS	12,289	2,754	43	—	15,086

	$835,135	$763,591	$12,545	$(650,290)	$960,981

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:

Current maturities of debt	$—	$48	$—	$—	$48

Accounts payable	16,861	32,866	2,406	—	52,133

Accrued liabilities	8,371	28,596	782	—	37,749

Intercompany accounts payable	—	288	270	(558)	—

Dividends payable	833	—	—	—	833

Total current liabilities	26,065	61,798	3,458	(558)	90,763

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	500,491	8,200	—	—	508,691

DEFERRED INCOME TAXES	53,366	12,244	1,150	—	66,760

DEFERRED COMPENSATION	1,687	54	—	—	1,741

OTHER LIABILITIES	8,475	4,037	—	—	12,512

MINORITY INTEREST	—	—	—	935	935

SHAREHOLDER’S EQUITY

Common stock	2,738	883	142	(978)	2,785

Additional paid-in capital	207,241	598,597	5,227	(630,949)	180,116

Retained earnings (deficit)	35,072	77,778	3,378	(18,740)	97,488

Accumulated other comprehensive loss	—	—	(810)	—	(810)

	245,051	677,258	7,937	(650,667)	279,579

	$835,135	$763,591	$12,545	$(650,290)	$960,981

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

SALES	$—	$1,044,442	$22,453	$(153,209)	$913,686

COST OF SALES	(7,308)	823,058	17,631	(153,209)	680,172

Gross profit	7,308	221,384	4,822	—	233,514

FREIGHT COSTS	—	51,968	838	—	52,806
SELLING, GENERAL AND ADMINISTRATIVE

EXPENSES	14,386	126,910	5,638	—	146,934

RESTRUCTURING COSTS	—	7,083	—	—	7,083

Operating (loss) income	(7,078)	35,423	(1,654)	—	26,691

OTHER (EXPENSE) INCOME:

Interest expense	(40,773)	(857)	(370)	847	(41,153)

Interest income	1,773	42	18	(847)	986

Equity in loss of unconsolidated affiliates	(2,525)	(85)	—	—	(2,610)

Other, net	—	(1,836)	(68)	—	(1,904)

	(41,525)	(2,736)	(420)	—	(44,681)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(48,603)	32,687	(2,074)	—	(17,990)

MINORITY INTEREST IN LOSSES	—	—	—	180	180

BENEFIT FOR INCOME TAXES	(5,903)	—	—	—	(5,903)

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(42,700)	32,687	(2,074)	180	(11,907)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX	(2,695)	—	—	—	(2,695)

NET (LOSS) INCOME	$(45,395)	$32,687	$(2,074)	$180	$(14,602)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the year ended December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

Net cash provided by operating activities	$30,807	$26,011	$385	$—	$57,203

Investing activities:

Purchases of property, plant, and equipment	(1,471)	(25,399)	(1,189)	—	(28,059)

Acquisitions of businesses, net of cash acquired	—	(34)	—	—	(34)

Proceeds from disposal of property, plant and equipment, net	—	267	—	—	267

Other	74	49	313	—	436

Net cash used in investing activities	(1,397)	(25,117)	(876)	—	(27,390)

Financing activities:

Proceeds from note issuance	291,200	—	—	—	291,200

Proceeds from senior credit facility	18,000	—	—	—	18,000

Repayments of senior credit facility	(212,000)	—	—	—	(212,000)

Repayments of other long and short-term debt	(66,277)	(833)	—	—	(67,110)

Swap agreement unwind proceeds	9,093	—	—	—	9,093

7.74% senior notes prepayment penalty	(3,565)	—	—	—	(3,565)

Dividends paid	(8,870)	—	—	—	(8,870)

Other	(1,052)	(165)	—	—	(1,217)

Net cash provided by (used in) financing activities	26,529	(998)	—	—	25,531

Net change in cash and cash equivalents	55,939	(104)	(491)	—	55,344

Cash and cash equivalents at beginning of period	7,338	536	1,026	—	8,900

Cash and cash equivalents at end of period	$63,277	$432	$535	$—	$64,244

15. Subsequent Events

      In January 2002, the Company completed a third amendment to its senior credit facility that modified the definitions of “Interest Expense”, “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

      Also in January 2002, the Company entered into agreements with the PBL and Standard Gypsum lenders that correspond to the amendments made in the third amendment to the senior credit facility described above, in order to avoid events of default under those guarantees resulting from a violation of the interest ratio coverage covenants.

      In June 2002, the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision while the Camden mill overestimated the fixed asset write-off and recorded a credit of $500 thousand.

      In August 2002, the Company unwound its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $5.5 million from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed spread that was 17 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. In September 2002, the Company repaid the $5.5 million and entered into a new swap agreement that lowered the fixed spread by 7.5 basis points from the August 2002 swap.

      On September 30, 2002, the Company acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill of approximately $31.9 million and intangible assets of approximately $8.7 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. The intangible asset is associated with the value of acquired customer relationships and will be amortized over 15 years.

      Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada.

      In September 2002, in connection with the Company’s acquisition of the Smurfit Industrial Packaging Group, the Company entered into a fourth amendment to its senior credit facility. The purpose of this amendment was to obtain the required lender consent under the senior credit facility for the consummation of the acquisition (and the incurrence of up to $60.0 million in subordinated debt financing to refinance borrowings under the credit facility and restore cash used to fund a portion of the acquisition price), to lower the minimum allowable tangible net worth for all periods after the effective date of the amendment, and to increase the maximum permitted leverage ratio covenant to 70.0% for the fiscal quarters ending December 31, 2002, March 31, 2003 and June 30, 2003, and 67.5% for the fiscal quarter ending September 30, 2003. Additionally, the minimum interest coverage ratio covenant was replaced with a minimum fixed charge coverage ratio covenant beginning with the third quarter of 2002. These modifications, in addition to increasing the Company’s flexibility to finance the acquisition, were necessary to enable the Company to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002 and violations of the leverage ratio covenant in future periods.

      In exchange for these modifications, the Company’s lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment provided for a margin pricing increase of 0.25% effective November 15, 2002, if the Company had not issued at least $50.0 million in senior subordinated notes by that date, and an increase of 0.25% every three months after that date until the first date on which the Company’s balance of cash and cash equivalents is at least $50.0 million and the Company has no loans outstanding under the facility (subject to a maximum interest margin of 3.75% for Eurodollar rate loans and 2.50% for base rate loans). In addition, under the terms of the fourth amendment, the Company was required to enter into a security agreement under which the Company and its subsidiary guarantors under the senior credit facility granted a first priority security interest in their respective accounts receivable and inventory to secure their obligations under the credit facility and the Company’s obligations under its 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

      In November 2002, the Company unwound $50.0 million of its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, the Company unwound $50.0 million of one of its interest rate swap agreement, related to the 7 3/8% senior notes, and received approximately $3.4 million. The $6.2 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $2.8 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 10.0% to 9.8%. The $3.4 million gain lowered the effective interest rate of the 7 3/8% senior subordinated notes from 7.5% to 7.2%.

      On December 27, 2002, the Company completed a fifth amendment to its senior credit facility. This amendment modified the calculation of net worth for purposes of our leverage ratio and tangible net worth financial maintenance covenants to exclude adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. The amendment also allows the Company to exclude from these financial maintenance covenant calculations any restructuring costs recorded in the fourth quarter of 2002 and first quarter of 2003 as long as the aggregate of these restructuring costs does not exceed $16.0 million, on an after tax basis.

      In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the decision to permanently close and dismantle the mill based on the current and foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million noncash write down of assets to estimated net realizable value and a $370 thousand accrual for other exit costs.

      In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included an accrual for a $2.4 million noncash write down of assets to estimated net realizable value and a $3.6 million accrual for other exit costs.

      In December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included an accrual for a $1.2 million noncash write down of assets to estimated net realizable value, a $494 thousand accrual for severance and termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs.

      In January 2003, the company effectively unwound $85.0 million of its $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning the Company’s rights and obligations under the swap to one of the Company’s lenders under the senior credit facility. In exchange, the Company received approximately $4.3 million. The Company will accrete this gain into interest expense over the remaining term of the notes, which will partially offset the increase in interest expense. The gain will lower the effective interest rate of the 9 7/8% senior subordinated notes from 9.8% to 9.5%.

      In February 2003, the Company announced the indefinite idling of one of two coated recycled paperboard machines at its Rittman, Ohio paperboard mill. Recently completed upgrades in the Company’s mill system will facilitate the transfer of production from the idled machine to the Company’s other mills, including Rittman’s other machine. The Rittman workforce will be indefinitely reduced by 80 hourly employees, and the Company will recognize a related expense of approximately $1.2 million.

      On March 28, 2003, the Company completed a sixth amendment to its senior credit facility. This amendment increased the Company’s maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered the Company’s minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered the Company’s minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered the Company’s maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with the Company’s leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. This amendment also increases to $43.0 million the Company’s subfacility for the issuance of letters of credit under the facility, in order to permit the Company to obtain a letter of credit to replace our Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed the Company’s maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable the Company to avoid possible violations of its leverage ratio covenant for the third and fourth quarters of 2003, its fixed charge coverage ratio covenant for all quarters during 2003 and its net worth covenant for the second quarter of 2003.

      In exchange for these modifications, the Company’s lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2002 equal to 1.0% of the aggregate commitments under the facility. The Company’s lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company’s net hedging obligations owed to lenders under the facility and by the amount of the Company’s guarantee obligations under its joint venture guarantees that are not secured or replaced by letters of credit. Additionally, the Company will not be permitted to borrow or request the issuance of letters of credit under the facility unless the Company has less than $10.0 million in freely available cash and cash equivalents on its consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires the Company to prepay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. The amendment further requires the Company to provide consolidated financial statements and joint venture financial statements to the lenders on a monthly basis. Finally, the amendment prohibits it from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless the Company’s fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates the Company’s ability to pay dividends or repurchase shares of its stock.

      In connection with this amendment, the Company was also required to amend its security agreement to provide for a springing lien on its machinery and equipment that will become effective on July 1, 2003.

      Prior to this amendment to the Company’s senior credit facility, its Standard Gypsum joint venture guarantee contained financial maintenance covenants that were identical to those contained in its senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modifications that the Company made under the amendment to the senior credit facility. In order to avoid an event of default under that guarantee, the Company obtained a letter of credit under its senior credit facility in the face amount of $28.4 million. This letter of credit is issued in favor of the Standard Gypsum lenders and replaces the Company’s guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated the Company’s guarantee agreement and released its security interests in the Company’s accounts receivable and inventory. The Company must also pay a fee on October 28, 2003 in the amount of 2% of the full amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit is renewable annually and may be drawn in the event of a default under the Standard Gypsum credit facility.

      Concurrently with the amendments to the Company’s senior credit facility and the issuance of the letter of credit to the Standard Gypsum lenders as described above, the Company entered into an amendment of its Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to the Company’s senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring the Company to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that the Company and its joint venture partner are permitted to make. In addition, the Company will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstandings under the facility are fully paid. If the Company is not able fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if the Company is unable to refinance this facility prior to January 5, 2004, the entire facility would become immediately due and payable and the Company would be required to satisfy its guarantee of 50% of the obligations under the facility. Any acceleration of the obligations under either or both of the Company’s joint venture facilities could also cause further defaults and acceleration under the Company’s 9 7/8% senior subordinated notes, its 7 1/4% senior notes and its 7 3/8% senior notes.

      In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company expects to record a restructuring charge of approximately $5.0 million in connection with this closure. The Buffalo mill had an annual production capacity of approximately 72 thousand tons. In 2002, the mill operated at approximately 50% of capacity and recorded approximately $9.0 million in trade sales. Buffalo sales will be transferred to the Company’s other mills.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Caraustar Industries, Inc.
Austell, Georgia

      We have audited the accompanying consolidated balance sheet of Caraustar Industries, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2001 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company as of December 31, 2000, and for each of the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2000 and 1999 financial statement schedules, when considered in relation to the 2000 and 1999 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated February 5, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated 2001 financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2001 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 3, 2003
(March 28, 2003 as to Note 15)

      The following reports of Arthur Andersen LLP (“Andersen”) are copies (which have not been manually signed) of the reports previously issued by Andersen on February 5, 2002. The reports of Andersen are included in this annual report on Form 10-K/A pursuant to Rule 2-02(e) of Regulation S-X. The Company has not been able to obtain reissued reports from Andersen. Andersen has not consented to the inclusion of its reports in this annual report on Form 10-K/A. Because Andersen has not consented to the inclusion of its reports in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired. See Note to Exhibit 23.01 in the Exhibit Index following the signature page.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caraustar Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 5, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Caraustar Industries, Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of CARAUSTAR INDUSTRIES, INC. (a North Carolina corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated February 5, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a.(2) is the responsibility of the Company’s management, presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 5, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 8, 2002, the Company filed a current report on Form 8-K to report certain information with respect to the changes in its independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP. Otherwise, the Company has had no change in, or disagreements on accounting or financial disclosure matters with, its independent public accountants to report under this Item 9.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      a. Documents filed as part of the Report

(1) The following financial statements of the Company and Independent Auditors’ Report are included in Part II, Item 8 above.

                Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements

                Independent Auditors’ Report

(2) Independent Auditors’ Reports of Deloitte & Touche LLP for the consolidated financials statements and consolidated financial statement schedule as of December 31, 2001 and for the year then ended and the Report of Independent Public Accountants of Arthur Andersen LLP as of December 31, 2001 and 2000 and the three years then ended.

                Schedule II — Valuation and Qualifying Accounts and Reserves

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

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 1999, 2000 and 2001
(In Thousands)

		Balance at	Charged to
		Beginning	Costs and		Balance at
		of Year	Expenses	Deductions*	End of Year

1999:	Allowances for doubtful accounts receivable, returns and discounts	$1,069	$4,866	$(3,517)	$2,418

2000:	Allowances for doubtful accounts receivable, returns and discounts	$2,418	$10,723	$(9,809)	$3,332

2001:	Allowances for doubtful accounts receivable, returns and discounts	$3,332	$9,091	$(8,173)	$4,250

*	Principally charges for which reserves were provided, net of recoveries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ RONALD J. DOMANICO

Ronald J. Domanico
Vice President and Chief Financial Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on                     .

Signature

/s/ THOMAS V. BROWN Thomas V. Brown, President and Chief Executive Officer (Principal Executive Officer); Director
/s/ MICHAEL J. KEOUGH Michael J. Keough, Vice President and Chief Operating Officer (Principal Operating Officer); Director
/s/ RONALD J. DOMANICO Ronald J. Domanico, Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ WILLIAM A. NIX, III William A. Nix, III, Vice President, Treasurer and Controller (Principal Accounting Officer)
/s/ RUSSELL M. ROBINSON, II Russell M. Robinson, II, Chairman of the Board
/s/ RALPH M. HOLT, JR. Ralph M. Holt, Jr., Director
/s/ JAMES E. ROGERS James E. Rogers, Director

CERTIFICATION

I, Thomas V. Brown, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Caraustar;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Caraustar as of, and for, the periods presented in this annual report;

      4. Caraustar’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Caraustar and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Caraustar, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Caraustar’s other certifying officer and I have disclosed, based on our most recent evaluation, to Caraustar’s auditors and the audit committee of Caraustar’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Caraustar’s ability to record, process, summarize and report financial data and have identified for Caraustar’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Caraustar’s internal controls; and

      6. Caraustar’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THOMAS V. BROWN

Thomas V. Brown
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATION

I, Ronald J. Domanico, Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Caraustar;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Caraustar as of, and for, the periods presented in this annual report;

      4. Caraustar’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Caraustar and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Caraustar, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Caraustar’s other certifying officer and I have disclosed, based on our most recent evaluation, to Caraustar’s auditors and the audit committee of Caraustar’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Caraustar’s ability to record, process, summarize and report financial data and have identified for Caraustar’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Caraustar’s internal controls; and

      6. Caraustar’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RONALD J. DOMANICO

Ronald J. Domanico
Vice President and
Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to report on Form 10-K for the year ended December 31, 1992 [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646])

Exhibit
No.		Description

10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.07	—	Amendment No. 4 to Credit Agreement, dated as of September 23, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.07 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])
10.08†	—	Amendment No. 5 to Credit Agreement, dated as of December 27, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent
10.09†	—	Amendment No. 6 to Credit Agreement, dated as of March 28, 2003, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent
10.10	—	Security Agreement, dated as of September 23, 2002, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])
10.11†	—	First Amendment to Security Agreement, dated as of March 28, 2003, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent
10.12*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.13*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.14*	—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.15*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.16*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10.17*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.18*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.19*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

Exhibit
No.		Description

10.20	—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
10.21	—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.22	—	Fifth Amendment to Guaranty Agreement, dated as of September 20, 2002, of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.23†	—	Seventh Amendment to Guaranty Agreement, dated as of March 28, 2003, of the Company in favor of SunTrust Bank
10.24†	—	Third amendment to Amended and Restated Revolving Credit Agreement, dated as of March 28, 2003, between Premier Boxboard Limited LLC and SunTrust Bank
10.25	—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.26	—	Revised Fifth Amendment to Parent Guaranty, dated as of September 23, 2002, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0- 20646])
10.27†	—	First Agreement Regarding Amendments to Loan Documents, dated as of March 28, 2003, among Standard Gypsum L.L.C., Temple-Inland, Inc., Temple-Inland Forest Products Corporation, the Company and Toronto Dominion (Texas), Inc., as Administrative Agent.
10.28†	—	Irrevocable Standby Letter of Credit, dated March 28, 2003, in favor of Toronto Dominion (Texas), Inc. upon application of the Company
10.29	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.30	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.31	—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference — Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)
10.32	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference — Exhibit 10.25 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.33*	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.26 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

Exhibit
No.			Description

10.34*		—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference — Exhibit 10.27 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.35*		—	Resignation Agreement, dated October 8, 2002, between the Company and Henry L. Thrash, III (Incorporated by reference — Exhibit 10.28 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.36		—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference — Exhibit 10.29 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.37#*		—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference — Exhibit 10.30 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
12.01†		—	Computation of Ratio of Earnings to Fixed Charges
21.01†		—	Subsidiaries of the Registrant, as of March 2003
23.01		—	Consent of Arthur Andersen LLP (omitted Pursuant to Rule 437a)**
23.02†		—	Consent of Deloitte and Touche LLP
99.01**	*	—	Certification of CEO
99.02**	*	—	Certification of CFO

†	Filed herewith
*	Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, H. Lee Thrash, III, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals.

**	Because the Company has not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen LLP to the inclusion of their reports dated February 5, 2002 in this 10-K (copies of which have been reproduced in this 10-K) and to the incorporation by reference of such reports into any of the Company’s previously filed registration statements, the Company has dispensed with the filing of their consent in reliance on Rule 437a under the Securities Act. Because Arthur Andersen LLP has not consented to the inclusion of their reports in this Report on Form 10-K or in such registration statements, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act, or under other rules or theories of liability under federal or state securities laws, based on any untrue statement of a material fact contained in the Company’s financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated in those financial statements. Additional information regarding the risks associated with the Company’s former engagement of Arthur Andersen LLP as its independent auditors is contained in this Report under “Risk Factors — The conviction of our former independent auditors, Arthur Andersen, LLP on federal obstruction of justice charges may adversely after Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing service to us and may impede our access to the capital markets” and in the Company’s periodic reports filed with the Securities and Exchange Commission.

***	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as part of, this Annual Report on Form 10-K/A.

(CARAUSTAR LOGO)