Form 10-Q/A
period 2002-03-31
CARAUSTAR INDUSTRIES INC
filed 2003-03-31
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 (UNAUDITED)
CARAUSTAR INDUSTRIES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CARAUSTAR INDUSTRIES, INC. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EX-11.01 COMPUTATION OF EARNINGS PER SHARE
EX-99.01 CERTIFICATION OF THE CEO
EX-99.02 CERTIFICATION OF THE CFO

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002

CARAUSTAR INDUSTRIES, INC.

		Page

PART I —	FINANCIAL INFORMATION
	Purpose of Amendment No. 1	3

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and March 31, 2001	5
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and March 31, 2001	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-month periods ended March 31, 2002 and March 31, 2001	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Signatures		47
Exhibit Index		50

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002

PART I

EXPLANATORY NOTE

      The purpose of this amendment on Form 10-Q/A (this “Amendment”) to our March 31, 2002 Form 10-Q for the three months ended March 31, 2002 (the “Original March 31, 2002 Form 10-Q”) is to amend and restate the financial statements included in Part I, Item I — Notes to Condensed Consolidated Financial Statements, to include footnote 11, “Guarantor Condensed Consolidated Financial Statements.” This footnote discloses the Financial Statements of our subsidiaries that guarantee our senior and senior subordinated indebtedness. In order to preserve the nature and character of the disclosures set forth in the March 31, 2002 Form 10-Q as originally filed, except as otherwise expressly stated herein, this amendment does not speak to, or reflect, events occurring after the original filing of our March 31, 2002 Form 10-Q on May 14, 2002.

      The Items of our March 31, 2002 Form 10-Q which are amended and restated herein are:

1.	Part I, Item I — Condensed Consolidated Financial Statements.

2.	Part I, Item II — Management’s Discussion and Analysis of Financial Condition and Results Operations.

3.	Part I, Item III — Quantitative and Qualitative Disclosure About Market Risk.

4.	Signatures.

5.	The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been added.

6.	The certifications required by Section 90G of the Sarbanes-Oxley Act of 2002 have been filed with the SEC as correspondence to this filing.

      All information contained in the March 31, 2002 Form 10-Q, as amended hereby, shall be deemed updated or superseded, as applicable, by the reports (including any amendments to such reports) we have filed, and will file, with the SEC subsequent to the original filing of our March 31, 2002 Form 10-Q. You should read this amendment together with these subsequent reports, including our Annual Report on Form 10-K for the year ended December 31, 2002, for updated disclosures on matters discussed in our March 31, 2002 Form 10-Q.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002

PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,450	$64,244
Receivables, net of allowances	102,710	86,297
Inventories	97,970	101,823
Refundable income taxes	17,563	17,949
Prepaid pension	0	10,036
Other current assets	20,047	6,420

Total current assets	305,740	286,769

PROPERTY, PLANT AND EQUIPMENT:
Land	12,620	12,620
Buildings and improvements	137,438	135,727
Machinery and equipment	628,542	625,691
Furniture and fixtures	14,509	14,326

	793,109	788,364
Less accumulated depreciation	(352,157)	(337,988)

Property, plant and equipment, net	440,952	450,376

GOODWILL, net	146,465	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	61,289	62,285

OTHER ASSETS	14,486	15,086

	$968,932	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$48	$48
Accounts payable	56,299	52,133
Accrued liabilities	48,400	37,749
Dividends payable	0	833

Total current liabilities	104,747	90,763

LONG-TERM DEBT, less current maturities	497,848	508,691

DEFERRED INCOME TAXES	66,915	66,760

DEFERRED COMPENSATION	1,666	1,741

OTHER LIABILITIES	16,816	12,512

MINORITY INTEREST	913	935

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, none issued	0	0
Common stock, $.10 par value; 60,000,000 shares authorized, 27,856,839 and 27,853,897 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	2,785	2,785
Additional paid-in capital	180,120	180,116
Retained earnings	97,987	97,488
Accumulated other comprehensive loss	(865)	(810)

	280,027	279,579

	$968,932	$960,981

The accompanying notes are an integral part of these financial statements.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

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

See the “Subsequent Events” footnote regarding transactions related to our interest rate swap agreements.

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

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. The Company adopted this pronouncement effective January 1, 2002. The Company was required to complete the initial impairment test within six months of adoption of SFAS 142. The Company has completed its initial impairment test and has determined that no impairment of goodwill exists.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS no. 143”). This pronouncement requires entities to record the fair value of a liability for an

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating this pronouncement and does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company will perform its impairment tests during the fourth quarter.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

Note 11.	Guarantor Condensed Consolidating Financial Statements

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	As of March 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,223	$799	$428	$—	$67,450
Intercompany funding	118,370	(111,261)	(7,109)	—	—
Receivables, net of allowances	7,629	91,897	3,184	—	102,710
Intercompany accounts receivable	—	299	109	(408)	—
Inventories	—	94,446	3,524	—	97,970
Refundable income taxes	17,295	148	120	—	17,563
Other current assets	14,760	4,837	450	—	20,047

Total current assets	224,277	81,165	706	(408)	305,740

PROPERTY, PLANT AND EQUIPMENT	10,396	757,004	25,709	—	793,109
Less accumulated depreciation	(4,982)	(331,382)	(15,793)	—	(352,157)

Property, plant and equipment, net	5,414	425,622	9,916	—	440,952

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	126,773	—	(649,731)	—

GOODWILL, net	—	145,550	915	—	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	59,213	2,076	—	—	61,289

OTHER ASSETS	12,567	1,566	353	—	14,486

	$824,429	$782,752	$11,890	$(650,139)	$968,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$—	$48	$—	$—	$48
Accounts payable	12,736	41,377	2,186	—	56,299
Intercompany accounts payable	—	109	299	(408)	—
Accrued liabilities	21,371	26,194	835	—	48,400
Dividends payable	—	—	—	—	—

Total current liabilities	34,107	67,728	3,320	(408)	104,747

LONG-TERM DEBT, less current maturities	489,648	8,200	—	—	497,848

DEFERRED INCOME TAXES	53,521	12,244	1,150	—	66,915

DEFERRED COMPENSATION	1,612	54	—	—	1,666

OTHER LIABILITIES	12,726	4,090	—	—	16,816

MINORITY INTEREST	—	—	—	913	913

SHAREHOLDERS’ EQUITY:
Common stock	2,738	883	142	(978)	2,785
Additional paid-in capital	207,245	598,597	5,227	(630,949)	180,120
Retained earnings	22,832	90,956	2,916	(18,717)	97,987
Accumulated other comprehensive loss	—	—	(865)	—	(865)

	232,815	690,436	7,420	(650,644)	280,027

	$824,429	$782,752	$11,890	$(650,139)	$968,932

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	As of December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,277	$432	$535	$—	$64,244
Intercompany funding	139,496	(132,948)	(6,548)	—	—
Receivables, net of allowances	1,817	81,669	2,811	—	86,297
Intercompany accounts receivable	—	270	288	(558)	—
Inventories	—	98,063	3,760	—	101,823
Refundable income taxes	17,689	140	120	—	17,949
Prepaid pension	10,036	—	—	—	10,036
Other current assets	2,132	3,648	640	—	6,420

Total current assets	234,447	51,274	1,606	(558)	286,769

PROPERTY, PLANT AND EQUIPMENT	9,830	753,133	25,401	—	788,364
Less accumulated depreciation	(4,523)	(318,010)	(15,455)	—	(337,988)

Property, plant and equipment, net	5,307	435,123	9,946	—	450,376

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	126,774	—	(649,732)	—

GOODWILL, net	—	145,515	950	—	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,134	2,151	—	—	62,285

OTHER ASSETS	12,289	2,754	43	—	15,086

	$835,135	$763,591	$12,545	$(650,290)	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$—	$48	$—	$—	$48
Accounts payable	16,861	32,866	2,406	—	52,133
Intercompany accounts payable	—	288	270	(558)	—
Accrued liabilities	8,371	28,596	782	—	37,749
Dividends payable	833	—	—	—	833

Total current liabilities	26,065	61,798	3,458	(558)	90,763

LONG-TERM DEBT, less current maturities	500,491	8,200	—	—	508,691

DEFERRED INCOME TAXES	53,366	12,244	1,150	—	66,760

DEFERRED COMPENSATION	1,687	54	—	—	1,741

OTHER LIABILITIES	8,475	4,037	—	—	12,512

MINORITY INTEREST	—	—	—	935	935

SHAREHOLDERS’ EQUITY:
Common stock	2,738	883	142	(978)	2,785
Additional paid-in capital	207,241	598,597	5,227	(630,949)	180,116
Retained earnings	35,072	77,778	3,378	(18,740)	97,488
Accumulated other comprehensive loss	—	—	(810)	—	(810)

	245,051	677,258	7,937	(650,667)	279,579

	$835,135	$763,591	$12,545	$(650,290)	$960,981

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For The Three Months Ended March 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

SALES	$—	$255,098	$5,254	$(38,189)	$222,163
COST OF SALES	—	199,484	4,185	(38,189)	165,480

Gross profit	—	55,614	1,069	—	56,683
FREIGHT COSTS	—	12,806	215	—	13,021
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,408	29,365	1,222	—	33,995
RESTRUCTURING COSTS	—	—	—	—	—

Operating (loss) income	(3,408)	13,443	(368)	—	9,667
OTHER (EXPENSE) INCOME:
Interest expense	(9,220)	(79)	(100)	97	(9,302)
Interest income	458	13	2	(97)	376
Equity in income (loss) of unconsolidated affiliates	79	(76)	—	—	3
Other, net	87	(123)	4	—	(32)

	(8,596)	(265)	(94)	—	(8,955)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(12,004)	13,178	(462)	—	712
MINORITY INTEREST	—	—	—	23	23
PROVISION FOR INCOME TAXES	236	—	—	—	236

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(12,240)	13,178	(462)	23	499
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	—	—	—	—	—

NET (LOSS) INCOME	$(12,240)	$13,178	$(462)	$23	$499

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For The Three Months Ended March 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

SALES	$—	$264,980	$6,081	$(37,973)	$233,088
COST OF SALES	—	211,818	4,562	(37,973)	178,407

Gross profit	—	53,162	1,519	—	54,681
FREIGHT COSTS	—	12,785	201	—	12,986
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,537	31,919	1,261	—	36,717
RESTRUCTURING COSTS	—	7,083	—	—	7,083

Operating (loss) income	(3,537)	1,375	57	—	(2,105)
OTHER (EXPENSE) INCOME:
Interest expense	(9,098)	(321)	(5)	214	(9,210)
Interest income	59	235	8	(214)	88
Equity in (loss) income of unconsolidated affiliates	(1,574)	(11)	—	—	(1,585)
Other, net	—	298	(20)	—	278

	(10,613)	201	(17)	—	(10,429)

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND EXTRAORDINARY LOSS	(14,150)	1,576	40	—	(12,534)
MINORITY INTEREST	—	—	—	(28)	(28)
BENEFIT FOR INCOME TAXES	(4,431)	—	—	—	(4,431)

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS	(9,719)	1,576	40	(28)	(8,131)
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT	(2,695)	—	—	—	(2,695)

NET (LOSS) INCOME	$(12,414)	$1,576	$40	$(28)	$(10,826)

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For The Three Months Ended March 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$11,694	$3,804	$534	$—	$16,032

Investing activities:
Purchases of property, plant and equipment	(565)	(5,002)	(265)	—	(5,832)
Acquisitions of businesses, net of cash acquired	—	—	—	—	—
Other	(222)	1,565	(376)	—	967

Net cash used in investing activities	(787)	(3,437)	(641)	—	(4,865)

Financing activities:
Proceeds from senior credit facility	—	—	—	—	—
Repayments of senior credit facility	—	—	—	—	—
Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	—	—	—	—	—
Repayments of other long and short-term debt	(6,581)	—	—	—	(6,581)
7.74% senior notes prepayment penalty	—	—	—	—	—
Dividends paid	(833)	—	—	—	(833)
Other	(547)	—	—	—	(547)

Net cash used in financing activities	(7,961)	—	—	—	(7,961)

Net change in cash and cash equivalents	2,946	367	(107)	—	3,206
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$66,223	$799	$428	$—	$67,450

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For The Three Months Ended March 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(8,954)	$13,591	$757	$—	$5,394

Investing activities:
Purchases of property, plant and equipment	(236)	(10,456)	(1,134)	—	(11,826)
Acquisitions of businesses, net of cash acquired	—	(34)	—	—	(34)
Other	991	(1,565)	(142)	—	(716)

Net cash provided by (used in) investing activities	755	(12,055)	(1,276)	—	(12,576)

Financing activities:
Proceeds from senior credit facility	18,000	—	—	—	18,000
Repayments of senior credit facility	(212,000)	—	—	—	(212,000)
Proceeds from the issuance of the 7 1/4% and 9 7/8% notes	291,200	—	—	—	291,200
Repayments of other long and short-term debt	(66,200)	(851)	—	—	(67,051)
7.74% senior notes prepayment penalty	(3,565)	—	—	—	(3,565)
Dividends paid	(4,698)	—	—	—	(4,698)
Other	(1,375)	—	—	—	(1,375)

Net cash provided by (used in) financing activities	21,362	(851)	—	—	20,511

Net change in cash and cash equivalents	13,163	685	(519)	—	13,329
Cash and cash equivalents at beginning of period	7,338	536	1,026	—	8,900

Cash and cash equivalents at end of period	$20,501	$1,221	$507	$—	$22,229

Note 12.	Subsequent Events

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

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

In November 2002, the Company unwound $50.0 million of its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, the Company unwound $50.0 million of one of its interest rate swap agreements, related to the 7 3/8% senior notes, and received approximately $3.4 million. The $6.2 million gain will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $2.8 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 10.0% to 9.8%. The $3.4 million gain lowered the effective interest rate of the 7 3/8% senior subordinated notes from 7.5% to 7.2%.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

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

On March 28, 2003, the Company completed a sixth amendment to its senior credit facility. This amendment increased the Company’s maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered the Company’s minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered the Company’s minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered the Company’s maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with the Company’s leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. This amendment also increases to $43.0 million the Company’s subfacility for the issuance of letters of credit under the facility, in order to permit the Company to obtain a letter of credit to replace the Company’s Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed the Company’s maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable the Company to avoid possible violations of its leverage ratio covenant for the third and fourth quarters of 2003, its fixed charge coverage ratio covenant for all quarters during 2003 and its net worth covenant for the second quarter of 2003.

In exchange for these modifications, the Company’s lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2002 equal to 1.0% of the aggregate commitments under the facility. The Company’s lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company’s net hedging obligations owed to lenders under the facility and by the amount of the Company’s guarantee obligations under its joint venture guarantees that are not secured or replaced by letters of credit. Additionally, the Company will not be permitted to borrow or request the issuance of letters of credit under the facility unless the Company has less than $10.0 million in freely available cash and cash equivalents on its consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires the Company to prepay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. The

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

amendment further requires the Company to provide consolidated financial statements and joint venture financial statements to the lenders on a monthly basis. Finally, the amendment prohibits the Company from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless the Company’s fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates the Company’s ability to pay dividends or repurchase shares of its stock.

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

Concurrently with the amendments to the Company’s senior credit facility and the issuance of the letter of credit to the Standard Gypsum joint venture lenders as described above, the Company entered into an amendment of its Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to the Company’s senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring the Company to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that the Company and its joint venture partner are permitted to make. In addition, the Company will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstanding borrowings under the facility are fully paid.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 1.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

We are a holding company that currently operates our business through 19 subsidiaries, as of March 2002. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity in which our investment and share of earnings of this venture is immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources” below.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

Three Months Ended March 31, 2002 and 2001

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsoli-

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

dated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in the notes to the consolidated financial statements.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

Restructuring Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The mill was profitable through 1998, but declining sales resulted in losses of approximately $2.6 million and $1.5 million in 1999 and 2000, respectively. We expect the proceeds from the sale of the real estate to more than offset the pretax charge. The $4.4 million charge included a $2.2 million noncash asset impairment write down of fixed assets to estimated net realizable value, a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan and a $989 thousand accrual for other exit costs. During 2001 and the first quarter of 2002, we paid $1.2 million in severance and termination benefits and $774 thousand in other exit costs. The remaining other exit costs were paid by December 31, 2002. As of December 31, 2002, one employee remained to assist in the closing of the mill. We currently are marketing the property.

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

Operating Income. Operating income for the first three months of 2002 was $9.7 million, an improvement of $11.8 million from a $2.1 million loss for the same period last year. The improvement in operating income was due to the following:

•	Restructuring costs of $7.1 million were recorded in the first quarter of 2001 and none were recorded in 2002

•	Goodwill amortization expense of $1.0 million was recorded in the first quarter of 2001 and no expense was recorded in 2002 pursuant to SFAS No. 142

•	Higher volume and lower energy costs in the paperboard segment

Partially offsetting the improvements above was a decline in selling prices in the carton and custom packaging segment due to intense competition in that market.

Selling, general and administrative expenses decreased by $2.7 million, or 7.4%, in the first quarter of 2002 compared to the first quarter of 2001. This decrease was attributable primarily to the discontinuation of goodwill amortization expense in the first quarter of 2002, as described above, combined with decreased expenses in the paperboard segment due to cost-cutting efforts.

In April 1999, we purchased International Paper Company’s Sprague boxboard mill located in Versailles, Connecticut. This acquisition has had a significant impact on our earnings since that time. Sprague incurred an operating loss of $1.4 million in the first three months of 2002, which is an improvement of $3.7 million over first quarter of 2001 operating loss of $5.1 million. The first quarter 2001 loss was attributable to a combination of unfavorable fixed price contracts and low capacity utilization. Our primary objectives at

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

Sprague have been to improve quality, reduce costs and increase sales volume. We have made significant progress in quality and cost and are beginning to realize the benefits. Based on improvements we have made since the acquisition, we now believe Sprague is competitive in terms of cost and quality, and we expect Sprague’s financial performance to improve with increases in sales volume. Although we expect losses at Sprague to continue to decline, in light of current difficult industry conditions, we do not expect Sprague to be profitable until at least the second half of 2002.

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

Net Income (Loss). Net income for the first three months of 2002 was $499 thousand, or $0.02 net income per common share on a diluted basis, compared to a net loss of $10.8 million, or $0.39 net loss per common share on a diluted basis, for the same period last year. The improvement from prior year was due to the following:

•	Higher operating income as explained above

•	First quarter 2001 results include an extraordinary loss of $2.7 million (net of tax benefit) related to the early extinguishment of debt

•	An improvement in operating results of our unconsolidated joint ventures, as explained above

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

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results are discussed further in this Report under “Risk Factors.” We generated $16.0 million in cash from operations in the first quarter of 2002 and increased our cash balance by $3.2 million. We believe that our existing cash and liquidity position will be further strengthened through the sale of the real estate at our Baltimore, Maryland, Camden, New Jersey and Chicago, Illinois paperboard mills, which we anticipate will occur in 2002. Additionally, we received a federal tax refund of approximately $16.0 million in April of 2002 from the carryback of the 2001 net operating loss. If, however, we were to face unexpected liquidity needs, we could require additional funds from external sources such as our senior credit facility. See “Subsequent Events” below regarding amendments to our senior credit facility.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

At March 31, 2002, we were in compliance with the leverage ratio and interest coverage ratio, respectively, under both our senior credit facility and our joint venture guarantees. In 2002 and 2003, we were required to obtain additional amendments [and waivers] under both our senior credit facility and our joint venture guarantees. See “Subsequent Events.” Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see “Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is unlikely that we will breach our covenants under our debt agreements or joint venture guarantees during the balance of 2003. However, we cannot assure you that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture guarantees, our liquidity and financial condition would be materially and adversely affected.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

See “Subsequent Events” below regarding additional amendments to our joint venture debt agreements and our senior credit facility.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

See “Subsequent Events” below regarding transactions related to our interest rate swap agreements.

Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. As described below, we have guaranteed certain obligations of these joint ventures. A default under these guarantees also constitutes a default under the credit facilities of these joint ventures and our senior credit facility. The guarantees also contain independent financial maintenance covenants that are identical to the covenants under our senior credit facility. Accordingly, our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner’s respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. In January 2002, we entered into agreements with the Premier Boxboard Limited and Standard Gypsum lenders that correspond to the amendments made in the third amendment to the senior credit facility, as described above. At March 31, 2002, we were in compliance with all covenants under these guarantees. See the “Subsequent Events” note to the consolidated financial statements for additional amendments to these guarantee agreements.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

      On March 28, 2003, we completed a sixth amendment to our senior credit facility. This amendment increased our maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered our minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered our minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered our maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with our leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to our defined benefit pension plan. This amendment also increases to $43.0 million our subfacility for the issuance of letters of credit under the facility, in order to permit us to obtain a letter of credit to replace our Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed our maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable us to avoid possible violations of our leverage ratio covenant for the third and fourth quarters of 2003, our fixed charge coverage ratio covenant for all quarters during 2003 and our net worth covenant for the second quarter of 2003

      In exchange for these modifications, our lenders required us to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2002 equal to 1.0% of the aggregate commitments under the facility. Our lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

inventory, reduced by our net hedging obligations owed to lenders under the facility and by the amount of our guarantee obligations under our joint venture guarantees that are not secured or replaced by letters of credit. Additionally, we will not be permitted to borrow or request the issuance of letters of credit under the facility unless we have less than $10.0 million in freely available cash and cash equivalents on our consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires us to prepay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. The amendment further requires us to provide consolidated financial statements and joint venture financial statements to the lenders on a monthly basis. Finally, the amendment prohibits us from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless our fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates our ability to pay dividends or repurchase shares of our stock.

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

      Prior to this amendment to our senior credit facility, our Standard Gypsum joint venture guarantee contained financial maintenance covenants that were identical to those contained in our senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modifications that we made under the amendment to the senior credit facility. In order to avoid an event of default under that guarantee, we obtained a letter of credit under our senior credit facility in the face amount of $28.4 million. This letter of credit is issued in favor of the Standard Gypsum lenders and replaces our guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated our guarantee agreement and released their security interests in our accounts receivable and inventory. We must also pay a fee on October 28, 2003 in the amount of 2% of the full amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit is renewable annually and may be drawn in the event of a default under the Standard Gypsum credit facility. However, in the event we are in default under our senior credit facility or have insufficient availability under the facility, we may not be able to obtain an extension or renewal of this letter of credit, which could result in an event of default under our Standard Gypsum credit facility. Further, if we are not able to refinance our existing senior credit facility prior to April 1, 2004, we may not be able to obtain an alternate letter of credit in favor of the Standard Gypsum lenders, which could result in an event of default under our Standard Gypsum credit facility.

      Concurrently with the amendments to our senior credit facility and the issuance of the letter of credit to the Standard Gypsum lenders as described above, we entered into an amendment of our Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to our senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring us to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that we and our joint venture partner

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

are permitted to make. In addition, we will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstandings under the facility are fully paid. The reduction of the commitments under this credit facility eliminates availability for borrowings unless we are able to reduce outstandings under the facility, and, if we are not able to fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if we are unable to refinance this facility prior to January 5, 2004, the entire facility would become immediately due and payable and we would be required to satisfy our guarantee of 50% of the obligations under the facility. Any acceleration of the obligations under either or both of our joint venture facilities could also cause further defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating this pronouncement and do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 2.

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002

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

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002
PART I, ITEM 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ RONALD J. DOMANICO

Ronald J. Domanico
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2003

CERTIFICATION

      I, Thomas V. Brown, President and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Caraustar;

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

(b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. Caraustar’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.

By:	/s/ THOMAS V. BROWN

Thomas V. Brown
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATION

I, Ronald J. Domanico, Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Caraustar;

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

      4. Caraustar’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Caraustar and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Caraustar, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

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

Ronald J. Domanico
Vice President and Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])
4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646]
10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

Exhibit
No.			Description

10.07		—	Amendment No. 4 to Credit Agreement, dated as of September 23, 2003, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.07 to report on Form 10-Q for the nine months ended September 30, 2002 ([SEC File No. 0-20646])
10.08		—	Amendment No. 5 to Credit Agreement, dated as of December 27, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.09		—	Amendment No. 6 to Credit Agreement, dated as of March 28, 2003, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.09 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.10		—	Security Agreement, dated as of September 23, 2002, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])
10.11		—	First Amendment to Security Agreement, dated as of March 28, 2003, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.11 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10	.11*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10	.12*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10	.13*	—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10	.14*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10	.15*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10	.16*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10	.17*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10	.18*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.19		—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
10.20		—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.21		—	Fifth Amendment to Guaranty Agreement, dated as of September 20, 2002, of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646?)
10.23		—	Seventh Amendment to Guaranty Agreement, dated as of March 28, 2003, of the Company in favor of SunTrust Bank (Incorporated by reference — Exhibit 10.23 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

Exhibit
No.			Description

10.24		—	Third amendment to Amended and Restated Revolving Credit Agreement, dated as of March 28, 2003, between Premier Boxboard Limited LLC and SunTrust Bank (Incorporated by reference — Exhibit 10.24 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.25		—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.26		—	Revised Fifth Amendment to Parent Guaranty, dated as of September 23, 2002, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])
10.27		—	First Agreement Regarding Amendments to Loan Documents, dated as of March 28, 2003, among Standard Gypsum L.L.C., Temple-Inland, Inc., Temple-Inland Forest Products Corporation, the Company and Toronto Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.27 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.28		—	Irrevocable Standby Letter of Credit, dated March 28, 2003, in favor of Toronto Dominion (Texas), Inc. upon application of the Company (Incorporated by reference — Exhibit 10.28 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.29		—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.30		—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.31		—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference — Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)
10.32		—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference — Exhibit 10.25 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10	.33*	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.26 to Report on Form 10-Q dated September 30, 2002 (SEC File No. 0-20646])
10	.34*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference — Exhibit 10.27 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10	.35*	—	Resignation Agreement, dated October 8, 2002, between the Company and Henry L. Thrash, III (Incorporated by reference — Exhibit 10.28 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.36		—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference — Exhibit 10.29 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10	.37#*	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference — Exhibit 10.30 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
11	.01†	—	Computation of Earnings Per Share
99	.01†	—	Certification of CEO
99	.02†	—	Certification of CFO

†   Filed herewith

*	Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.

#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, H. Lee Thrash, III, Gregory B. Cottrell, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals.

**	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as a part of, the quarterly report on Form 10-Q/A.