Form 10-K
period 2002-12-31
CARAUSTAR INDUSTRIES INC
filed 2003-03-31
CIK 825692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.10 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes   ☒    No   ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002, computed by reference to the closing sale price on such date, was $347,590,065. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of the same date, 27,851,768 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

PART I
PART II
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-12.01 COMPUTATION OF RATIO OF EARNINGS
EX-21.01 SUBSIDIARIES OF CARAUSTAR
EX-23.03 CONSENT OD DELOITTE & TOUCHE LLP
EX-23.03 CONSENT OF ERNST & YOUNG LLP
EX-23.04 CONSENT OF ERNST & YOUNG LLP
EX-99.01 SECTION 906 CERTIFICATION OF THE CEO
EX-99.02 SECTION 906 CERTIFICATION OF THE CFO
EX-99.04 FINANCIAL STATEMENTS

INTRODUCTION

     Caraustar Industries, Inc. operates its business through 25 subsidiaries across the United States, Canada, Mexico and the United Kingdom. As used herein, “we,” “our,” “us,” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other SEC filings, free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified under the caption “— Risk Factors” in Part I, Item 1 of this Report and other factors discussed elsewhere in this Report and the Company’s other filings with the Securities and Exchange Commission. These documents are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     We are a major manufacturer of 100% recycled paperboard and converted paperboard products. We manufacture products primarily from recovered fiber, which is derived from recycled paper. We operate in three business segments:

•	Paperboard

•	Tube, core and composite container

•	Carton and custom packaging

     We report certain financial information by segment in the notes to the consolidated financial statements included in Part II, Item 8 of this Report.

Operations and Products

     Paperboard. Our principal manufacturing activity is the production of uncoated and clay-coated recycled paperboard. In this manufacturing process, we reduce recovered fiber to pulp, clean and refine it and then process it into various grades of paperboard for internal consumption by our converting facilities or sale in the following four end-use markets:

•	Tube, core and composite containers

•	Folding cartons

•	Gypsum wallboard facing paper

•	Other specialty products

     We currently operate a total of 17 paperboard mills, including one owned in a joint venture. These mills are located in the following states: Connecticut, Georgia, Indiana, Iowa, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington and Virginia.

     In 2002, approximately 39% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 61% was sold to external customers. Sales of unconverted paperboard to external customers as a percentage of total sales by end-use market were as follows (excludes sales from the 50%-owned Premier Boxboard joint venture):

	Years Ended December 31,

End-use Market	2000	2001	2002

Tube, core and composite containers	1.7%	1.6%	1.8%
Folding cartons	12.6%	11.5%	12.1%
Gypsum wallboard facing paper	10.2%	7.9%	6.8%
Other specialty products(1)	11.0%	10.7%	10.2%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

     Three of our paperboard mills operate specialty converting facilities that supply other specialty converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries. We also operate two specialty converting facilities that supply die cut and foam laminated products and manufacture jigsaw puzzles and other specialty products.

     Each of our paperboard mills and most of our converting plants have onsite recovered fiber facilities that collect and bale recovered fiber. In addition, we operate 8 stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Sales of recovered fiber to external customers accounted for 5.0%, 4.0% and 5.6% of our total sales in 2002, 2001 and 2000, respectively.

     Tube, Core and Composite Container. Our largest converting operation is the production of tubes and cores. The principal applications of these products are cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. On September 30, 2002 we acquired certain operating assets of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.). The acquisition included 17 tube and core converting plants. This acquisition significantly increased our number of converting facilities and tube and core volume. Our 42 tube and core converting plants obtain approximately 86% of their paperboard needs from our paperboard mills and the remaining 14% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

     We continually seek to expand our presence in the markets for more sophisticated tubes and cores, which require stronger paper grades, higher skill and new converting technology. These markets include the yarn carrier and plastic film markets, as well as the market for cores used in certain segments of the paper industry. We believe these markets offer significant growth potential, as well as potentially higher operating margins.

     In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 23.9%, 22.1% and 21.3% of our total sales to external customers in 2002, 2001 and 2000, respectively.

     Our tube, core and composite container division also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has three composite container plants located in Stevens Point, Wisconsin, Saint Paris, Ohio and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 4.5%, 4.4% and 3.9% of our total sales to external customers in 2002, 2001 and 2000, respectively.

     We manufacture injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries and other specialized products. These plastic products are, to a large extent, complementary to our tube and core products. We own 80% of a company in Union, South Carolina that produces such plastic products.

     Some of this plant’s customers also purchase our tubes and cores. This plant currently has six plastic extrusion lines and 24 injection-molding machines, using the latest available process control technology. We also produce injection-molded plastic parts at our facility in Georgetown, Kentucky. These parts are primarily used as components in the manufacture of our composite containers. We produce plastic cartridges at a facility located in New Smyrna Beach, Florida. Plastic product and related sales to external customers accounted for 1.9%, 2.1% and 2.3% of our total sales to external customers in 2002, 2001 and 2000, respectively.

     Carton and Custom Packaging. Our other converting operations produce folding cartons and rigid set-up boxes at 15 plants. These plants obtain approximately 49% of their paperboard needs from our paperboard mills and the remaining 51% from other manufacturers. Our boxes and cartons are used principally as containers for paper goods, hardware, candy, sports-related items, frozen foods, dry food, film and various other industrial applications, including textile and apparel applications.

     We operate seven specialty packaging facilities: three in Ohio, two in New Jersey and one each in Massachusetts and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. Additionally, we operate a digital imaging facility in Ohio and a prepress reproduction facility in Connecticut.

     Carton and custom packaging sales accounted for 33.7% of our total sales to external customers in 2002, 35.6% in 2001 and 31.4% in 2000.

     Our consolidated sales for the twelve months ended December 31, 2002 were $949.9 million. We estimate that our three business segments accounted for the following percentages of sales for the twelve months ended December 31, 2002:

•	Paperboard — 36%

•	Tube, core and composite container — 30%

•	Carton and custom packaging — 34%

     Joint Ventures. We also operate two joint ventures with Temple-Inland, Inc., in which we own 50% interests. One of the joint ventures, Premier Boxboard Limited LLC, formed in 1999, produces a new, lightweight gypsum facing paper along with other containerboard grades. The other joint venture, Standard Gypsum, L.P. (“Standard Gypsum”), formed in 1996, manufactures gypsum wallboard. We manage the day-to-day operations of our Premier Boxboard joint venture, and Temple-Inland manages the day-to-day operations at our Standard Gypsum joint venture.

     We also have an equity interest as the nonoperating partner in a tube plant located in Tacoma, Washington that manufactures spiral-wound tubes and edge protectors. We acquired our joint venture partner’s ownership interest in January 2003 and we now own 100% of this facility.

     Raw Materials. Recovered fiber derived from recycled paperstock is the only significant raw material we use in our mill operations. We purchase approximately 62% of our recovered fiber requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. We obtain the balance from a combination of other sources. We collect some recovered fiber from small collectors and waste collection businesses. Our recovered fiber recycling and processing facilities sort and bale this recovered fiber and then either transfer it to our mills for processing or sell it to third parties. We also obtain recovered fiber from customers of our converting operations and from waste handlers and collectors who deliver loose recovered fiber to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own recovered fiber for our periodic collection.

     We closely monitor our recovered fiber costs, which can fluctuate significantly. Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. One of these initiatives is to further increase our unbaled recovered fiber purchases, as a percentage of our total recovered fiber needs and to increase our reliance on purchases from our small baler program.

     Energy Costs. Excluding labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates.

     Product Distribution. Each of our manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 186 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

     Customers. We manufacture most of our converted products pursuant to customers’ orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of major customers. However, in 2000, Georgia-Pacific, formerly our largest gypsum facing paper customer, refused to continue purchasing its requirements of gypsum facing paper for certain plants pursuant to the terms of a long-term supply contract. In 2002, we negotiated a new supply agreement at significantly lower volume than the original contract. Our operating results and financial condition have been materially and adversely affected by the reduced contract volume from Georgia-Pacific. Other than Georgia-Pacific, we do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations.

     Competition. Although we compete with numerous other manufacturers and converters, our competitive position varies greatly by geographic area and within the various product markets of the recycled paperboard industry. In most of our markets, our competitors are capable of supplying products that would meet customer needs. Some of our competitors have greater financial resources than we do. We compete in our markets on the basis of price, quality and service. We believe that it is important in all of our markets to work closely with our customers to develop or adapt products to meet customers’ specialized needs. We also believe that we compete favorably on the basis of all of the above factors.

     Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our dominant competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total tube and core market in the United States in 2002. We also compete with several regional companies and numerous small local companies in the tube and core market.

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

     We also compete in the gypsum wallboard industry through a joint venture with Temple-Inland. Our joint venture, Standard Gypsum, competes with larger integrated wallboard manufacturers such as USG Corporation and National Gypsum, who have greater financial resources and superior marketing strength due to their greater number of locations and national presence. Standard Gypsum competes primarily on the basis of product quality, dependability, timeliness of delivery and price.

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

     Competitive position. Recovered fiber costs were higher on average in 2002 compared to 2001. Our average same-mill cost for recovered fiber per ton of recycled paperboard produced was approximately $85 during 2002, a 31% increase from $65 per ton in 2001. Although no specific information is available about competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber. Many of the paperboard mills operated by our principal competitors are located away from major metropolitan areas, and we believe, based on our knowledge of freight rates, that these competitors incur higher freight costs associated with their fiber recovery efforts, adding to their total cost of delivered recovered fiber.

     Our relatively low recovered fiber costs are also attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into its pulpers. In 2002 and 2001, unbaled recovered fiber represented approximately 5% and 6%, respectively, of our total recovered fiber purchases. We also use other fiber recovery methods — our small baler program and our recovery of fiber from customers — that result in lower recovered fiber costs.

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

     Our recycled paperboard mills use substantial amounts of water in the papermaking process. Our mills discharge process wastewater into local sewer systems or directly into nearby waters pursuant to wastewater discharge permits. We use only small amounts of hazardous substances, and we believe the concentration of these substances in our wastewater discharge generally is below permitted maximums. From time to time, the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill’s wastewater requires us to alter the content of our wastewater. We can effect reductions by additional screening of the wastewater, by otherwise changing the flow of process wastewater from the mill or from pretreatment ponds into the sewer system, and by adding chemicals to the wastewater. We also are subject to regulatory requirements related to the disposal of solid wastes and air emissions from our facilities. We are not currently aware of any required expenditures relating to wastewater discharge, solid waste disposal or air emissions that we expect to have a material adverse effect on our business or financial condition, but we are unable to give assurance that we will not incur material expenditures in these areas in the future.

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

     Employees. As of December 31, 2002, the 118 facilities we operate had approximately 6,437 employees, of whom 5,080 are hourly and 1,357 are salaried. Approximately 2,747 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2003-2009. We consider our relations with our employees to be excellent.

     Executive Officers. The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Period of Service as Executive Officer and
pre-Executive Officer experience (if an
Name and Age	Position	Executive Officer for less than 5 years)

Thomas V. Brown(62)	President and Chief Executive Officer; Director	President since 1/1991; CEO since 10/1991; Director since 4/1991
Michael J. Keough(51)	Senior Vice President and Chief Operating Officer; Director	Since 3/2002; 2000-2002, President and Chief Operating Officer and 1993-2000, Vice President and General Manager, Container Operations, of Gaylord Container Corporation, a manufacturer and distributor of corrugated containers. Director since 10/2002

Period of Service as Executive Officer and
pre-Executive Officer experience (if an
Name and Age	Position	Executive Officer for less than 5 years)

Ronald J. Domanico(44)	Vice President and Chief Financial Officer	Vice President and CFO since 10/2002; 2000-2002, Executive Vice President and Chief Financial Officer of AHL Services, Inc., a provider of marketing support services; 1997-2000, CFO, Nabisco International, a manufacturer and distributor of packaged foods; 1981-1997, Chief Financial Officer, Kraft, Inc., International Operations, a manufacturer and distributor of packaged foods.
William A. Nix, III(51)	Vice President, Treasurer and Controller	Since 4/2001; 1995-2000, Vice President, Treasurer, AGCO Corporation, a worldwide manufacturer and distributor of agricultural equipment.
Jimmy A. Russell(55)	Vice President, Industrial and Consumer Products Group	Vice President since 4/1993; CEO of Star Paper Tube, Inc., the predecessor of the Industrial and Consumer Products Group, since 1/1993
James L. Walden(57)	Vice President, Custom Packaging Group	Since 2/1993
Barry A. Smedstad(56)	Vice President, Human Resources and Public Relations	Since 1/1999; 1997-1998, Vice President, Human Resources, Box USA, a manufacturer of corrugated shipping containers; 1996-1997, Director of Human Resources, Northeast Region, Baxter Healthcare Corporation, a diversified healthcare products and technology manufacturer; 1985-1996, Director, Labor & Employee Relations, Federal Paper Board Company, Inc., a paper manufacturer.
John R. Foster(57)	Vice President, Sales and Marketing	Since 9/1996

Website. Our corporate website is www.caraustar.com. There you can access general information about our company, as well as our SEC filings. See “Introduction” above for more information regarding our website.

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

Our operating margins, cash flow and debt covenant compliance may be adversely affected by rising energy costs.

     Excluding labor, energy is our most significant manufacturing cost. We use energy to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs decreased steadily throughout 2001 and in the first three quarters of 2002 before increasing sharply in the fourth quarter of 2002. In 2001, the average energy cost in our mill system was approximately $57 per ton. In 2002, energy costs decreased by 12.3% to $50 per ton. This was due primarily to decreases in natural gas and fuel oil costs, until the fourth quarter of 2002, when prices rose sharply. We expect that prices may continue to rise in response to the threat or commencement of armed conflict in the Middle East and the uncertainties regarding the outcome and implications of such a conflict. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed energy costs through to our customers. We have not been able to pass through to our customers all of the energy cost increases we incurred during the last few years. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

     Downturns in any of these sectors will result in decreased demand for our products. In particular, our business has been adversely affected in recent periods by the general slow down in industrial demand. These conditions are beyond our ability to control, but have had, and will continue to have, a significant impact on our sales and results of operations.

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

     Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (with the exception of our recent purchase of certain assets of the Smurfit Industrial Packaging Group), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $5.8 million and $7.2 million in 2002 and 2001, respectively, including the reversal of reserves related to unfavorable supply contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

     Acquisitions also involve specific risks. Some of these risks include:

•	assumption of unanticipated liabilities and contingencies;

•	diversion of management’s attention; and

•	possible reduction of our reported earnings because of:

• •	increased goodwill and intangible write-offs;

• •	increased interest costs;

• •	issuances of additional securities or debt; and

• •	difficulties in integrating acquired businesses.

     As we grow, we can give no assurance that we will be able to:

•	use the increased production capacity of any new or improved facilities;

•	identify suitable acquisition candidates;

•	complete additional acquisitions; or

•	integrate acquired businesses into our operations.

If we cannot raise the necessary capital for, or use our stock to finance, acquisitions, expansion plans or other significant corporate opportunities, our growth may be impaired.

      As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events,” we have entered into an amendment to our senior credit facility that, among other things, effectively prohibits us from making acquisitions or other strategic investments unless our financial performance significantly improves. Without additional capital, or replacement of our existing senior credit facility, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

     We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data” included in Part II of this Report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Subsequent Events,” we have guaranteed indebtedness of, or provided similar credit support to, our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including compliance with financial covenants;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a possible competitive disadvantage compared to our competitors that have less debt;

•	adversely affect the value of our common stock; and

•	affect our viability as a going concern.

Our interest expense could be adversely affected by risks associated with our interest rate swap agreements.

     Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2001, we entered into four interest rate swap agreements in order to take advantage of the current market conditions. These agreements converted a significant portion of our fixed rate 9 7/8% senior subordinated notes and our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements lowered our interest expense in 2001 and 2002, and we expect these agreements to continue to positively impact our interest expense. If, however, LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

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

ITEM 2. PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities. Unless otherwise indicated, we own such facilities.

	Number of
Type of Facility	Facilities	Locations

PAPERBOARD

Paperboard Mills (1)	16	Versailles, CT; Austell, GA (Mill #1); Austell, GA (Mill #2); Austell, GA (Sweetwater); Cedartown, GA; Tama, IA; Lafayette, IN; Charlotte, NC; Lockport, NY; Cincinnati, OH; Rittman, OH (two machines); Sinking Spring, PA; Taylors, SC; Chattanooga, TN; Richmond, VA; Tacoma, WA
Specialty Converting Plants	8	Austell, GA (one facility); Covington, GA; Fayetteville, NC; Charlotte, NC; Mooresville, NC; Frenchtown, NJ; Litchfield, IL; Taylors, SC
Recovered Fiber Collection and Processing Plants (2)	8	Columbus, GA; Dalton, GA; Doraville, GA; Charlotte, NC; Cleveland, OH; Rittman, OH; Hardeeville, SC; Texarkana, TX (leased)

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants	42	Eufaula, AL; Linden, AL; Mobile, AL; Crossett, AR; McGehee, AR (leased); Phoenix, AZ (leased); Vacaville, CA; Kingston, Ontario, Canada; Scarborough, Ontario, Canada; Cantonment, FL; Palatka, FL; Austell, GA; Cedar Springs, GA; Dalton, GA; Beardstown, IL; Franklin, KY; DeQuincy, LA; West Monroe, LA; Grand Rapids, MI; Saginaw, MI; Corinth, MS; Kernersville, NC; Mountain Home, NC; Columbus, OH; Minerva, OH; Perrysburg, OH; Lancaster, PA (leased); Rock Hill, SC; Taylors, SC; Amarillo, TX (leased); Arlington, TX; Houston, TX; Lufkin, TX; Silsbee, TX; Texarkana, TX; Leyland, Lancaster, United Kingdom; Salt Lake City, UT (leased); Danville, VA; Franklin, VA; West Point, VA; Weyers Cave, VA; Tacoma, WA
Composite Container Plants	3	Orrville, OH; Saint Paris, OH; Stevens Point, WI
Specialty Converting Plants	4	Austell, GA; Lancaster, PA; Arlington, TX; Tacoma, WA
Plastics Plants	3	New Smyrna Beach, FL (leased); Georgetown, KY; Union, SC (80% interest)
Special Services and Other Facilities	2	Kernersville, NC (leased); Saint Paris, OH

CARTON AND CUSTOM PACKAGING

Carton Plants	15	Birmingham, AL (leased); Denver, CO; Versailles, CT; Thorndike, MA; Hunt Valley, MD; Burlington, NC; Charlotte, NC; Randleman, NC; Ashland, OH; Mentor, OH; Grand Rapids, MI; St. Louis, MO; York, PA; Kingston Springs, TN; Chicago, IL (leased)
Contract Packaging and Contract Manufacturing Plants	7	Thorndike, MA; Clifton, NJ; Pine Brook, NJ (leased); Robersonville, NC; Bucyrus, OH; Strasburg, OH (two facilities)
Special Services	3	Versailles, CT; Grand Rapids, MI; Cleveland, OH

	Number of
Type of Facility	Facilities	Locations

JOINT VENTURES

Gypsum Wallboard	2	Cumberland, TN (50% interest); McQueeney, TX (50% Interest)
Paperboard Mill	1	Newport, IN (50% interest)
Tube and Core Plant	1	Mexico City, Mexico (65% interest)
Tube and Core Specialty Converting Facility	1	Mexico City, Mexico (65% interest)

(1)	All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which also produce clay-coated boxboard.

(2)	Recovered fiber collection and/or processing also occurs at each of our mill sites and all of our carton plants and tube and core plants.

ITEM 3. LEGAL PROCEEDINGS

     From time to time claims are asserted against the Company arising out of its operation in the normal course of business. Management does not believe that the Company is a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company’s security holders during the fourth fiscal quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 1, 1992, our common shares, $.10 par value (the “Common Shares”) have traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System (“NASDAQ”) under the symbol CSAR. As of March 14, 2003, there were approximately 508 shareholders of record and, as of that date, we estimate that there were approximately 2,100 beneficial owners holding stock in nominee or “street” name. The table below sets forth quarterly high and low stock prices and dividends declared during the years 2002 and 2001.

	High	Low	Dividend

2001
First Quarter	$13.38	$6.78	$0.09
Second Quarter	11.08	6.35	0.03
Third Quarter	10.70	7.51	0.03
Fourth Quarter	9.50	6.06	0.03
2002
First Quarter	$11.00	$6.80	$0.00
Second Quarter	13.99	9.96	0.00
Third Quarter	13.40	7.97	0.00
Fourth Quarter	10.57	8.01	0.00

     We paid dividends of $0.18 per share during each quarter of 2000. In February 2001, we announced that the first quarter dividend was reduced by one-half to $0.09 per issued and outstanding common share. In June 2001, we reduced our second, third and fourth quarter dividend from $0.09 to $0.03 per issued and outstanding common share. We suspended future payments of quarterly dividends, beginning in the first quarter of 2002. The decision to reduce the quarterly dividend was made to preserve our financial flexibility in light of difficult industry conditions. As described under “Management's Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events,” our senior credit facility currently prohibits us from paying any dividends.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data and ratios)
Summary of Operations
Sales	$949,926	$913,686	$1,014,615	$936,928	$774,312
Cost of sales	724,045	680,172	759,521	683,772	536,890

Gross profit	225,881	233,514	255,094	253,156	237,422
Freight costs	57,057	52,806	51,184	46,839	37,454
Selling, general and administrative expenses	150,131	146,934	145,268	125,784	105,052
Restructuring and other costs	12,713	7,083	16,777	—	—

Operating income	5,980	26,691	41,865	80,533	94,916
Other (expense) income:
Interest expense	(38,115)	(41,153)	(34,063)	(25,456)	(16,072)
Interest income	1,652	986	412	603	334
Gain (loss) on extinguishment of debt	87	(4,305)	—	—	—
Equity in income (loss) of unconsolidated affiliates	2,488	(2,610)	6,533	9,224	4,308
Other, net	130	(1,904)	(918)	(459)	(433)

	(33,758)	(48,986)	(28,036)	(16,088)	(11,863)

(Loss) income before minority interest and income taxes	(27,778)	(22,295)	13,829	64,445	83,053
Minority interest in losses (income)	235	180	(169)	(356)	(730)
(Benefit) provision for income taxes	(9,623)	(7,513)	5,485	23,142	30,483

Net (loss) income	$(17,920)	$(14,602)	$8,175	$40,947	$51,840

Diluted weighted average shares outstanding	27,871	27,845	26,301	25,199	25,423
Per Share Data
Diluted net (loss) income	(0.64)	(0.52)	0.31	1.62	2.04
Cash dividends declared	0.00	0.18	0.72	0.72	0.66
Market price on December 31	$9.48	$6.93	$9.38	$24.00	$28.56
Shares outstanding December 31	27,907	27,854	26,205	25,488	24,681
Total Market Value of Common Stock	$264,558	$193,028	$245,803	$611,712	$704,889
Balance Sheet Data
Cash and cash equivalents	$34,314	$64,244	$8,900	$18,771	$2,610
Property, plant and equipment, net	443,395	450,376	483,309	479,856	324,470
Depreciation and amortization expense	54,246	64,340	60,858	52,741	38,705
Capital expenditures	22,542	28,059	58,306	35,696	40,716
Total assets	985,214	960,981	934,097	879,880	620,156
Current maturities of long-term debt	70	48	1,259	16,615	26,103
Revolving credit loans	—	—	194,000	140,000	147,000
Long-term debt, less current maturities	532,715	508,691	272,813	269,739	82,881
Shareholders’ equity	241,681	279,579	279,808	279,184	234,221
Total shareholder’s equity and debt	$774,466	$788,318	$747,880	$705,538	$490,205

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

     Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 39% in 2002. The remaining 61% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

     Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $85 and $65 during 2002 and 2001, respectively.

     We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of price increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 1, “— Risk Factors – Our business and financial performance may be harmed by future increases in raw material costs.”

     Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2000 and the first quarter of 2001 before showing some improvement by the end of 2001. In 2000, the average energy cost in our mill system was approximately $52 per ton compared to $57 per ton in 2001, a 9.6% increase. In 2002 energy costs averaged $50 per ton, a decline of 12.3% from 2001. The increase in 2000 and 2001 was due primarily to increases in natural gas and fuel oil costs. We expect that prices may continue to rise in response to armed conflict in the Middle East and the uncertainties regarding the outcome and implications of such a conflict. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred in 2000 and 2001. As a result, our operating margins were adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “— Risk Factors – Our operating margins may be adversely affected by rising energy costs.”

     Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last two years, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, during 2002, we purchased our joint venture partner’s interest in our Design Tubes Company Limited Canadian joint venture and acquired certain operating assets (excluding accounts receivable) of Smurfit-Stone’s Industrial Packaging Group, see “–Liquidity and Capital Resources –Acquisitions.”

     We are a holding company that currently operates our business through 25 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources” below.

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

     Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.

     Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

     Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for excess, obsolete or unsaleable inventory.

     Goodwill. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires us to perform a goodwill impairment test at least annually. See the notes to the consolidated financial statements for additional information regarding our goodwill accounting. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Evaluating the impairment of goodwill also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     Impairment of Long-Lived Assets. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically evaluate long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;

•	significant declines in demand for a product whereby an asset is only able to produce that product;

•	assets that are idled;

•	assets that are likely to be divested

     The impairment review requires management to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, then we must estimate the fair value of the asset. If the fair value of the asset exceeds the carrying value then the difference will be written-off. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and results of operations.

     Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers compensation liability is estimated based on actual claims that are established by a third party administrator. The actual claims are then increased by factors that reflect our historical claim development. The “developed” claim is the liability that we record in our financial statements. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a lag factor. The lag factor represents claims that have been incurred and should be recorded as a liability, but have not been reported. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We record valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating losses carried forward and state tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could have a material negative impact on our statement of operations and our balance sheet.

     Pension and Other Postretirement Benefits.We maintain a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. Contributions were approximately $5.1 million, $8.3 million and $7.1 million for the years ended December 31, 2000, 2001, and 2002, respectively. During 2003 we can make contributions to the Pension Plan between $0 and approximately $11.3 million. We currently plan to make the maximum deductible contribution of $11.3 million.

     During 1996, we adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP was unfunded at December 31, 2002.

     Our net pension expense for the Pension Plan and the SERP was approximately $3.1 million, $3.7 million and $4.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. Net pension expense for 2003 is expected to be approximately $9.7 million. In addition, we recorded an additional minimum pension liability of approximately $37.2 million in 2002 related to the Pension Plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The additional minimum pension liability was offset by an intangible asset of approximately $1.3 million related to unrecognized prior service cost. The remaining minimum pension liability of approximately $35.9 million was recorded as a component of other comprehensive loss, net of the tax benefit.

     The determination of our pension expense and benefit obligation is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. Following is a summary of the significant assumptions used to determine net periodic pension expense and the projected benefit obligation:

	December 31,
	2002	2001

Weighted average discount rate	6.75%	7.50%
Weighted average expected rate of return on plan assets	9.00%	9.50%
Weighted average rate of compensation increase	3.00%	3.00%

     In developing our weighted average discount rate, we evaluated input from our actuaries, including reviewing the rating and maturity of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on the basis was lowered from 7.50% at December 31, 2001 to 6.75% at December 31, 2002. A .25% change in the discount rate would result in a change in the additional minimum pension liability of approximately $2.2 million. Based on our analysis of the rating and maturity of the long-term bonds and the input from our actuaries, we believe that a discount rate of 6.75% is reasonable. Future actual pension expense and benefit obligation will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in our pension plans.

     In developing our expected long-term rate of return, we evaluated such criteria as return expectation by asset class and long-term inflation assumptions. Our expected long-term rate of return is based on an asset allocation assumption of 80% equity and 20% fixed income. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As a result of our analysis, we lowered the expected rate of return from 9.5% at December 31, 2001 to 9.0% at December 31, 2002. The actual value of the Pension Plan assets decreased from approximately $60.5 million to approximately $52.3 million as a result of the recent market downturn, however, we continue to believe that 9.0% is a reasonable long-term rate of return. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

     The investment performance returns and declining discount rates increased our unfunded status of the Pension Plan and the SERP plan by approximately $23.3 million in 2002. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension plan and SERP liability.

     We also provide postretirement medical benefits at certain of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $497 thousand, $507 thousand and $548 thousand for the years ended December 31, 2000, 2001 and 2002, respectively. The accumulated postretirement benefit obligations at December 31, 2001 and 2002 were determined using a weighted average discount rate of 7.5% and 6.75%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 8.5% in 2002, decreasing 0.5% each year to 4.5% by the year 2010. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $811 thousand and would increase net periodic postretirement benefit cost by approximately $71 thousand for the year ended December 31, 2002.

     Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly impact depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet. During the fourth quarter of 2002, we engaged independent professional valuation advisors to assist management in evaluating the appropriate remaining estimated useful lives for the acquired Smurfit Industrial Packaging Group machinery and equipment and for our existing machinery and equipment. Management initiated this review based on industry practice, our actual experience and the lives assigned by the former owner of the acquired Smurfit assets. This review resulted in a change in the average estimated useful lives of machinery and equipment from approximately 10 years to approximately 20 years. The change in estimate lowered depreciation expense in the fourth quarter of 2002 approximately $7.6 million.

Results of Operations 2001 — 2002

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

	Years Ended
	December 31,
				%
	2001	2002	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	892.4	952.7	60.3	6.8%
Outside purchases	123.1	141.7	18.6	15.1%

Total paperboard tonnage	1,015.5	1,094.4	78.9	7.8%

Tons sold by market (in thousands):
Tube, core and composite container volume

	Years Ended
	December 31,
				%
	2001	2002	Change	Change

Paperboard (internal)	187.6	206.5	18.9	10.1%
Outside purchases	25.9	33.6	7.7	29.7%

Tube, core and composite container converted products	213.5	240.1	26.6	12.5%
Unconverted paperboard	32.7	39.5	6.8	20.8%

Tube, core and composite container volume	246.2	279.6	33.4	13.6%
Folding carton volume
Paperboard (internal)	85.2	97.2	12.0	14.1%
Outside purchases	92.2	99.4	7.2	7.8%

Folding carton converted products	177.4	196.6	19.2	10.8%
Unconverted paperboard	232.4	265.6	33.2	14.3%

Folding carton volume	409.8	462.2	52.4	12.8%
Gypsum wallboard facing paper volume
Unconverted paperboard	151.5	138.1	(13.4)	(8.8)%
Other specialty products volume
Paperboard (internal)	68.0	64.8	(3.2)	(4.7)%
Outside purchases	5.0	8.7	3.7	74.0%

Other specialty converted products	73.0	73.5	0.5	0.7%
Unconverted paperboard	135.0	141.0	6.0	4.4%

Other specialty products volume	208.0	214.5	6.5	3.1%

Total paperboard tonnage	1,015.5	1,094.4	78.9	7.8%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$413	$402	$(11)	(2.7)%
Average same-mill recovered fiber cost	65	85	20	30.8%

Paperboard mill gross paper margin	$348	$317	$(31)	(8.9)%

Tube and core:
Average same-facility net selling price	$783	$785	$2	0.3%
Average same-facility paperboard cost	447	444	(3)	(0.7)%

Tube and core gross paper margin	$336	$341	$5	1.5%

Sales. Our consolidated sales for the year ended December 31, 2002 increased 4.0% to $949.9 million from $913.7 million in 2001. Acquisitions completed during 2002 accounted for $36.1 million of sales during 2002. These acquisitions included certain assets of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.) and Design Tubes Co., Ltd. The results of operations for these acquisitions were included only from and after the date of the acquisition. Excluding acquisitions completed during 2002, sales were essentially unchanged from 2001. Although total sales were unchanged, sales increased in the paperboard segment during 2002, but were offset by a decline in sales in the carton and custom packaging segment. Sales in the paperboard segment increased due to higher sales of unconverted coated paperboard to external customers partially offset by a decline in selling prices. The decline in sales in the carton and custom packaging segment was due to a significant decrease in selling prices resulting from intense competitive pressures, partially offset by an increase in volume.

     Total paperboard tonnage for 2002 increased 7.8% to 1,094.4 thousand tons from 1,015.5 thousand tons in 2001. Excluding acquisitions completed during 2002, total paperboard tonnage increased 4.4% to 1,059.7 thousand tons. This increase was primarily due to higher internal conversion by our operations in the carton and custom packaging and the tube, core and composite container segments and higher shipments of unconverted paperboard to external customers in the folding carton, tube, core and composite container and other specialty markets. These improvements were partially offset by a decrease in gypsum wallboard facing paper volume. However, including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum facing paper volume was essentially unchanged compared to prior year. Excluding 2002 acquisitions, outside purchases increased 7.0% to 131.7 thousand tons due primarily to higher purchases by our carton and custom packaging segment. Tons sold from paperboard mill production increased 6.8% for 2002 to 952.7 thousand tons, compared with 892.4 thousand tons for 2001. Total tonnage converted increased 10.0% for 2002 to 510.2 thousand tons compared to 463.9 thousand tons in 2001, and increased 4.3% from 2001, excluding acquisitions. Excluding acquisitions completed during 2002, volumes in the folding carton and tube, core and composite container end-use markets increased 11.5% and 5.1%, respectively.

Gross Profit Margin. Gross profit margin for 2002 decreased to 23.8% of sales from 25.6% in 2001. Excluding acquisitions completed during 2002 and the net impact of the change in estimated useful lives of machinery and equipment from 2002 results and excluding the $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill from 2001 results, gross profit margin was 23.3% and 24.8% for 2002 and 2001, respectively. This margin decrease was due primarily to lower margins in the paperboard segment, partially offset by improved margins in the tube, core and composite container segment.

Margins in the paperboard segment decreased due to a decline in selling prices and an increase in recovered fiber costs. Margins in the tube, core, and composite container segment improved due to higher selling prices and slightly lower paperboard costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $150.1 million in 2002, an increase of 2.2% from 2001. Excluding the impact of acquisitions from 2002 and excluding goodwill amortization from 2001, selling, general and administrative expenses were $146.5 million or 15.4% of sales for 2002, compared to $142.5 million or 15.6% of sales in 2001. The decline in selling, general and administrative expenses as a percentage of sales was the result of closing facilities and cost cutting efforts throughout all of our business segments. These reductions were partially offset by higher corporate expenses related to amendment fees for our senior credit facility, executive recruiting and severance costs, costs related to a proposed debt issuance that was aborted and noncapitalized costs related to acquisitions.

Restructuring and Other Costs. In June 2002, we recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills.

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

     In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The $4.4 million charge included a $2.2 million noncash write down of assets.

     In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash write down of assets.

     See the notes to the consolidated financial statements for additional information regarding our restructuring plans.

     Operating Income. Operating income for 2002 was $6.0 million, a decrease of $20.7 million, or 77.5% from 2001. The decrease in operating income was the result of the following:

•	Higher recovered fiber costs and lower selling prices in the paperboard segment.

•	Lower selling prices in the carton and custom packaging segment.

•	Higher restructuring costs in 2002 compared with 2001.

•	The 2001 results included a $7.1 million accrual reversal related to expiring unfavorable supply contracts at the Sprague paper mill.

•	Higher corporate expenses as described above.

     The items listed above explaining the decrease in operating income were partially offset by the following:

•	The $6.5 million net impact of the change in estimated useful lives of machinery and equipment.

•	The 2001 results include goodwill amortization expense of $4.4 million which was not recognized in 2002.

•	The 2002 results include operating income of $2.4 million from the Smurfit Industrial Packaging Group acquisition.

Other Income (Expense). Interest expense decreased 7.5% to $38.1 million for 2002 from $41.2 million in 2001. This decrease was due to savings from interest rate swap agreements that effectively converted portions of our fixed rate notes into variable rate obligations. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

     Equity in income from unconsolidated affiliates was $2.5 million in 2002, an improvement of $5.1 million from equity in loss from unconsolidated affiliates of $2.6 million in 2001. This increase was primarily due to improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to higher selling prices in 2002 compared to 2001. Standard Gypsum’s improved results were partially offset by increased losses at Premier Boxboard Limited, our paper mill joint venture with Temple-Inland. The increased losses at Premier Boxboard were due to lower selling prices and higher recovered fiber costs.

Net Loss. Net loss for 2002 was $17.9 million versus a loss of $14.6 million in 2001. The increase in net loss was the result of the following:

•	Lower operating income in 2002 compared to 2001 as explained above.

     Partially offset by:

•	Lower interest expense due to benefits derived from interest rate swaps.

•	Higher interest income due to higher cash balances.

•	A gain of $87 thousand on extinguishment of debt in 2002 compared with a $4.3 million loss in 2001.

•	A $5.1 million improvement in results from our unconsolidated joint ventures, primarily due to higher selling prices at our Standard Gypsum joint venture.

Results of Operations 2000 — 2001

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

	Years Ended
	December 31,
				%
	2000	2001	Change	Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	999.1	892.4	(106.7)	(10.7)%
Outside purchases	122.4	123.1	0.7	0.6%

Total paperboard tonnage	1,121.5	1,015.5	(106.0)	(9.5)%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	202.9	187.6	(15.3)	(7.5)%
Outside purchases	25.9	25.9	—	0.0%

Tube, core and composite container converted products	228.8	213.5	(15.3)	(6.7)%
Unconverted paperboard	37.6	32.7	(4.9)	(13.0)%

Tube, core and composite container volume	266.4	246.2	(20.2)	(7.6)%
Folding carton volume
Paperboard (internal)	67.9	85.2	17.3	25.5%
Outside purchases	86.8	92.2	5.4	6.2%

Folding carton converted products	154.7	177.4	22.7	14.7%
Unconverted paperboard	270.2	232.4	(37.8)	(14.0)%

	Years Ended
	December 31,
				%
	2000	2001	Change	Change

Folding carton volume	424.9	409.8	(15.1)	(3.6)%
Gypsum wallboard facing paper volume
Unconverted paperboard	196.1	151.5	(44.6)	(22.7)%
Outside purchases (for resale)	0.5	—	(0.5)	(100.0)%

Gypsum wallboard facing paper volume	196.6	151.5	(45.1)	(22.9)%
Other specialty products volume
Paperboard (internal)	108.7	68.0	(40.7)	(37.4)%
Outside purchases	9.2	5.0	(4.2)	(45.7)%

Other specialty converted products	117.9	73.0	(44.9)	(38.1)%
Unconverted paperboard	115.7	135.0	19.3	16.7%

Other specialty products volume	233.6	208.0	(25.6)	(11.0)%

Total paperboard tonnage	1,121.5	1,015.5	(106.0)	(9.5)%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$445	$413	$(32)	(7.2)%
Average same-mill recovered fiber cost	104	65	(39)	(37.5)%

Paperboard mill gross paper margin	$341	$348	$7	2.1%

Tube and core:
Average net selling price	$786	$783	$(3)	(0.4)%
Average paperboard cost	441	447	6	1.4%

Tube and core gross paper margin	$345	$336	$(9)	(2.6)%

Sales. Our consolidated sales for the year ended December 31, 2001 decreased 9.9% to $913.7 million from $1,014.6 million in 2000. Acquisitions completed during 2000 accounted for $33.7 million of sales during 2001. These acquisitions included MilPak, Inc., Arrow Paper Products Company and Crane Carton Company, LLC. These acquisitions were accounted for using the purchase method of accounting, and their results of operations were included only from and after the date of the acquisition. Excluding acquisitions completed during 2000, sales decreased 13.3% during 2001. This decrease was due to lower selling prices and volume from the paperboard and the tube, core and composite container segments, along with lower selling prices from the carton and custom packaging segment due to competitive pressures. The decline in volume from the tube, core and composite container segment was primarily attributable to the downturn in the textile industry.

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

Gross Profit Margin. Gross profit margin for 2001 increased to 25.6% of sales from 25.1% in 2000. Excluding the $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill, gross profit margin was 24.8% for 2001. This margin decrease was due primarily to lower margins in the carton and custom packaging and tube, core and composite container segments, partially offset by improved margins in the paperboard segment. Margins decreased in the carton and custom packaging segment due to lower selling prices resulting from competitive pressures. Margins in the tube, core and composite container segment decreased as a result of lower selling prices, higher paperboard costs and a decline in the textile industry. The improved margins in the paperboard segment were the result of cost-cutting efforts to reduce expenses combined with the substantial decline in fiber costs, which were partially offset by the decline in selling prices and the increase in energy costs.

Restructuring and Other Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The $4.4 million charge included a $2.2 million noncash write down of assets.

     In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash write down of assets.

     In February 2000, we initiated a plan to close our paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. The $6.9 million charge included a $5.7 million noncash write down of assets.

     In September 2000, we initiated a plan to close our paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The $8.6 million charge included a $7.0 million noncash write down of assets.

     In December 2000, we recognized a charge of $1.3 million related to the settlement of a dispute over abandoned property.

     See the notes to the consolidated financial statements for additional information regarding our restructuring plans.

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

Other Income (Expense). Interest expense increased 20.8% to $41.2 million for 2001 from $34.1 million in 2000. This increase was due to higher outstanding debt balances at higher interest rates, partially offset by savings from interest rate swap agreements which effectively converted portions of our fixed rate notes into variable rate obligations. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

     Equity in loss from unconsolidated affiliates was $2.6 million in 2001, down $9.1 million from equity in income from unconsolidated affiliates of $6.5 million in 2000. This decrease was primarily due to lower operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture with Temple-Inland. The lower results were due primarily to significantly lower selling prices in 2001 compared to 2000 due to excess capacity in that market.

Net Income (Loss). As discussed above, our results for 2001 included restructuring charges recorded in conjunction with the closing of our Chicago, Illinois paperboard mill and the consolidation of operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant. These charges were $7.1 million in the aggregate ($4.4 million, net of tax benefit, or $0.16 per common share on a diluted basis). Also included in the results for 2001 was a loss of $4.3 million related to the extinguishment of debt ($2.7 million, net of tax benefit, or $0.10 per common share on a diluted basis). Partially offsetting these charges was the $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill ($4.5 million, net of tax provision, or $0.16 per common share on a diluted basis). Net loss was $14.6 million in 2001, or $0.52 net loss per common share on a diluted basis, compared with net income of $8.2 million, or $0.31 net income per common share on a diluted basis, in 2000.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. For example, in the difficult operating climate we experienced in 2001, we generated $25.9 million less cash from operations than we did in 2000. Factors that can affect our operating results and liquidity are discussed further in this Report under “— Risk Factors” in Part I, Item 1. In 2002, we generated $63.2 million in cash from operations, which is $6.0 million higher than 2001 despite the continuing difficult operating climate. Although the timing or certainty cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills. Additionally, we expect to receive a federal tax refund of approximately $14.3 million in the first half of 2003. Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, we could require additional funds from external sources. However, our availability for borrowings under our senior credit facility has been substantially reduced in connection with a sixth amendment to the facility completed on March 28, 2003, as described under "-- Subsequent Events." We intend to replace or refinance our existing senior credit facility during the second quarter of 2003. However, we can give no assurance that we will be able to replace this credit facility at all or on terms that are acceptable to us. In the event we are unable to do so, we can give no assurance that we will have sufficient liquidity to meet our cash needs should we face an unexpected downturn in operations.

     On September 30, 2002, we acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group for a purchase price of $67.1 million, and the assumption of $1.7 million of indebtedness outstanding under certain industrial development revenue bonds. See “—Acquisitions.” In addition, because we did not purchase trade accounts receivable as part of the acquisition, we contributed working capital of approximately $15.3 million during the fourth quarter of 2002. We funded the acquisition with cash on hand.

     The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the debt agreements governing these facilities, including the payment of interest and compliance with various covenants and financial maintenance tests. In addition, as described below under “— Off-Balance Sheet Arrangements — Joint Venture Financings” and “—Subsequent Events,” to the extent we are unable to comply with financial maintenance tests under our senior credit facility, we will fail to comply with identical financial maintenance covenant tests under our guarantee of the credit facilities of one of our joint ventures, which could potentially materially and adversely affect us through a series of cross-defaults under both our joint ventures’ and our own debt obligations if we were unable to obtain appropriate waivers or amendments with respect to the underlying violations and any related cross-defaults.

     At December 31, 2001, we were not in compliance with certain financial maintenance covenants under both our senior credit facility and our joint venture guarantees, but we were able to obtain appropriate amendments or waivers with respect to each instance of non-compliance. Similarly, at December 31, 2002 we would not have been in compliance with our senior credit facility and our joint venture guarantees but again were able to obtain the appropriate amendments. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is unlikely that we will breach our covenants under our debt agreements or joint venture credit support arrangements during 2003, after taking into account the amendments discussed below in “— Subsequent Events”. However, we cannot give assurance that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments from our lenders would be available at all or on acceptable terms. If our debt or that of our joint ventures were placed in default, or if we were called upon to satisfy our joint venture support obligations, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At December 31, 2001 and 2002, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	2001	2002

Senior credit facility	$—	$—
9 7/8% senior subordinated notes	277,326	295,312
7 1/4% senior notes	25,449	25,745
7 3/8% senior notes	197,716	201,848
Other notes payable	8,248	9,880

Total debt	$508,739	$532,785

     On March 29, 2001, we completed a series of financing transactions pursuant to which we (i) issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011, (ii) used the proceeds from these notes to repay in full our former senior credit facility and 7.74% senior notes, and (iii) obtained a new $75.0 million senior credit facility. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. Aggregate proceeds from the sale of these notes, net of issuance costs, was approximately $291.2 million. In connection with the repayment of the 7.74% senior notes, we incurred a prepayment penalty of approximately $3.6 million. We recorded a loss of $4.3 million which included the prepayment penalty plus unamortized issuance costs of $705 thousand. The difference between issue price and principal amount at maturity of our 7 1/4% senior notes and 9 7/8% senior subordinated notes will be accreted each year as interest expense in our consolidated financial statements. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries (“subsidiary guarantors”), other than one that is not wholly-owned.

     Our senior credit facility provides for a revolving line of credit, the aggregate principal amount of which was reduced from $75.0 million to $47.0 million pursuant to the sixth amendment completed on March 28, 2003 and described under “— Subsequent Events.” The facility includes subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. Pursuant to the sixth amendment described under “— Subsequent Events,” the sub facility for letters of credit was increased from $15.0 million to $43.0 million and the maturity date of the facility was shortened from March 29, 2005 to April 1, 2004. As of December 31, 2002, no borrowings were outstanding under the facility, and an aggregate of $10.1 million in letter of credit obligations were outstanding. No borrowings were outstanding under the facility as of December 31, 2001. We intend to use the remaining balance of the facility for working capital, capital expenditures and other general corporate purposes, if necessary. As described below, a fourth amendment to the facility was completed in which we were required, upon the closing of our acquisition of the Smurfit Industrial Packaging Group, to enter into a security agreement under which we and our subsidiary guarantors under the senior credit facility granted a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% credit support of the credit facilities of Standard Gypsum and Premier Boxboard. In connection with the sixth amendment described under “— Subsequent Events,” we amended the security agreement to provide for a springing lien on our machinery and equipment effective on July 1, 2003.

     Borrowings under the facility bear interest at a rate equal to our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at December 31, 2002, the current margins are 3.0% for Eurodollar rate loans and 1.50% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.55% based on our leverage ratio at December 31, 2002.

     The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of our business. The facility also contains several financial maintenance covenants, including covenants establishing a maximum leverage ratio, minimum tangible net worth and a minimum fixed charge coverage ratio.

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

     During 2001 and 2002, we completed five amendments to our senior credit facility agreement. The first amendment, dated September 10, 2001, allows us to acquire up to $30.0 million of our senior subordinated notes so long as no default or event of default exists on the date of the transaction or will result from the transaction.

     The second amendment, dated November 30, 2001, provides for the issuance of letters of credit under the senior credit facility having an original expiration date more than one year from the date of issuance, if required under related industrial revenue bond documents and agreed to by the issuing lender.

     The third amendment was completed on January 22, 2002, with an effective date of September 30, 2001. We obtained this amendment in order to avoid the occurrence of an event of default under our senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in the agreement. This amendment modified the definitions of “Interest Expense,” “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, for the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and for the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

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

     In exchange for these modifications, our lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment also provided for a pricing increase of 0.25% effective November 15, 2002, if we did not issue at least $50.0 million in senior subordinated notes by that date, which we did not, and an increase of 0.25% every three months after that date until the first date on which our balance of cash and cash equivalents is at least $50.0 million and we have no loans outstanding under the facility (subject to a maximum interest margin of 3.75% for Eurodollar rate loans and 2.50% for base rate loans). In addition, under the terms of the fourth amendment, we were required to enter into a security agreement under which we and our subsidiary guarantors under the senior credit facility granted a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% credit support of the credit facilities of Standard Gypsum and Premier Boxboard.

     On December 27, 2002, we completed a fifth amendment to our senior credit facility. For the term of the agreement, this amendment modifies the calculation of net worth for purposes of our leverage ratio and tangible net worth financial maintenance covenants to exclude adjustments to other comprehensive loss related to our defined benefit pension plan. This amendment also allows us to exclude from these financial maintenance covenant calculations any restructuring costs recorded in the fourth quarter of 2002 and first quarter of 2003 as long as the aggregate of these restructuring costs does not exceed $16.0 million, on an after tax basis.

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

     We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See the notes to the consolidated financial statements, which detail these future obligations and commitments.

Interest Rate Swaps. During 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements decreased interest expense by $3.8 million and $9.3 million in 2001 and 2002, respectively. We expect our swap agreements to continue to lower our interest expense; however, if the three-month LIBOR increases significantly, our interest expense could be adversely affected. Based on notional amounts hedged and the three-month LIBOR at December 31, 2002, our swaps would reduce our interest expense by approximately $7.5 million in 2003 compared with $9.3 million in 2002, as mentioned above. If the three-month LIBOR increased 100 basis points, our savings on interest expense would be reduced by approximately $1.9 million.

     In October 2001, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed spread that was 85 basis points higher than the original swap agreement. The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the remaining term of the notes and will partially offset the increase in interest expense. The $9.1 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 10.5% to 10.0%.

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

     The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at December 31, 2002 for each of our interest rate swaps. The December 31, 2002 three-month LIBOR is presented for informational purposes only and does not represent our actual effective rates in place at December 31, 2002.

	Notional		LIBOR at
	Amount	Fixed	December 31,	Total
Debt Instrument	(000's)	Spread	2002	Variable Rate

9 7/8% senior subordinated notes(1)	$135,000	4.495%	1.383%	5.878%
7 3/8% senior notes	25,000	1.445	1.383	2.828
7 3/8% senior notes	25,000	1.775	1.383	3.158

(1)  See “– Subsequent Events” regarding the unwind of $85.0 million of the $135.0 million interest rate swap related to the 9 7/8% senior subordinated notes.

Off-Balance Sheet Arrangements – Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Prior to March 28, 2003, we guaranteed 50% of certain obligations of these joint ventures. As described in the following paragraph and under “— Subsequent Events,” on March 28, 2003 we entered into an amendment under which we replaced our guarantee agreement for the Standard Gypsum facility with a letter of credit issued under our senior credit facility. The replaced guarantee agreement for Standard Gypsum contained independent financial maintenance covenants that were identical to the covenants under our senior credit facility, and we are no longer obligated to comply with those covenants for the benefit of the Standard Gypsum lenders. However, our guarantee agreement for the Premier Boxboard credit facility remains in effect and contains the same independent financial maintenance covenants. A default under this guarantee also constitutes a default under the credit facilities of these joint ventures and a default under our senior credit facility. Our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner’s respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. During 2002, we entered into agreements with the Premier Boxboard Limited and Standard Gypsum lenders that correspond to the amendments made in the third, fourth and fifth amendments to the senior credit facility, as described above. At December 31, 2002, we and our joint venture partner were in compliance with all covenants under these guarantees. However, to the extent that we are unable to comply with, or are required to seek waivers under, or modifications of, the financial maintenance covenants under our senior credit facility in order to avoid possible events of noncompliance, as described above, we will need similar waivers or modifications under the Premier Boxboard guarantee.

     Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We are severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of December 31, 2002, the outstanding letters of credit totaled approximately $56.2 million, for one-half of which we are obligated (approximately $28.1 million). If either joint venture partner defaults under their respective support arrangements, our total obligation is $28.1 million at December 31, 2002. As described above and under “— Subsequent Events,” on March 28, 2003 we entered into an amendment of the Standard Gypsum facility under which we replaced our guarantee with a letter of credit issued under our senior credit facility. This letter of credit is in the amount of $28.4 million and expires on January 15, 2004. If we are unable to replace or refinance our existing senior credit facility or to obtain a replacement letter of credit from another financing source prior to such date, or if prior to such date there is an event of default under the Standard Gypsum facility, the lenders under the Standard Gypsum facility will be entitled to draw under this letter of credit to satisfy our support obligations.

     Premier Boxboard is the borrower under a credit facility the aggregate principal amount of which was reduced from $30.0 million to $20.3 million pursuant to an amendment completed on March 28, 2003 and described under “— Subsequent Events.” Pursuant to this amendment, the maturity date of the facility was shortened from June 29, 2005 to January 5, 2004. We have severally and unconditionally guaranteed 50% of Premier Boxboard’s obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of Premier Boxboard’s obligations. As of December 31, 2002, the outstanding principal amount of borrowings under the facility was approximately $20.2 million (including a $200 thousand undrawn letter of credit), one-half of which we guarantee (approximately $10.1 million). If either joint venture partner defaults under their respective guarantee agreements, our total obligation is $10.1 million at December 31, 2002.

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

     Additional contingencies relating to our joint ventures that could affect our liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give us and our joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of the other. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time, either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that we are always the party entitled, or obligated, as the case may be, to purchase.

     We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and currently do not anticipate experiencing material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2003. However, in light of the recent amendments to the Premier Boxboard credit facility, as described in “— Subsequent Events,” we could be required to fund Premier Boxboard’s operations with additional cash contributions to the extent it is unable to fund operations with internally generated cash. We cannot give assurance that material liquidity events will not arise with respect to our joint ventures, and the occurrence of any such events could materially and adversely affect our liquidity and financial condition.

Cash from Operations. Cash generated from operations was $63.2 million for the year ended December 31, 2002, compared with $57.2 million in 2001. The increase in 2002 compared to the same period in 2001 was due primarily to an increase in distributions from our Standard Gypsum joint venture and an increase in federal tax refunds, partially offset by an increase in accounts receivable related to the acquisition of the Smurfit Industrial Packaging Group and lower net income.

Capital Expenditures. Capital expenditures were $22.5 million in 2002 versus $28.1 million in 2001. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2003. To conserve cash, we intend to limit capital expenditures for 2003 to cost reduction, productivity improvement and replacement projects.

Acquisitions. In April 2002, we acquired the remaining 51% of the outstanding stock of Design Tubes Company Limited (“Design Tubes”), Toronto, Ontario, Canada in consideration for shares of a subsidiary exchangeable at the holder’s option (for no additional consideration) for approximately 141 thousand shares of our common stock, valued at $1.5 million. We originally acquired our minority interest in Design Tubes in November 1998 and accounted for our 49% ownership using the equity method. Design Tubes manufactures paperboard tubes and also produces paper tube manufacturing equipment for companies throughout North America. Goodwill in the amount of $2.0 million was recorded in the connection with the Design Tubes acquisition.

     On September 30, 2002, we acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill and intangible assets of approximately $40.6 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition.

     Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. We believe that these assets enhance our capabilities in the tube, core and composite container market and position us as a prominent producer in this market.

     Also in September 2002, we acquired a provider of digital imaging services for 34 thousand shares of our common stock valued at approximately $324 thousand.

Dividends. We paid cash dividends of $833 thousand in 2002 versus $8.9 million in 2001. During 2001, we reduced our dividend payments from $0.18 to $0.03 per issued and outstanding common share. Then in February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions and due to the limitations on dividend payments in our financial covenants. We intend to continue assessing our ability to pay quarterly dividends in light of difficult industry conditions, our need to preserve financial flexibility and the limitations on dividends included in our financial covenants. As described under “— Subsequent Events,” our senior credit facility currently prohibits us from paying any dividends.

Share Purchases. We did not purchase any shares of our common stock during 2000, 2001 or 2002 under our common stock purchase plan. We have cumulatively purchased 3.2 million shares since January 1996. Our board of directors has authorized purchases of up to 831 thousand additional shares. However, our 9 7/8% senior subordinated notes and our senior credit facility currently preclude us from purchasing our common stock based on our operating results for the last twelve months.

Inflation

     Raw material price changes have had, and continue to have, a material negative effect on our operations. Energy prices had a material effect on our operations in 2001 and 2002. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that, except as it relates to energy prices, it has a material effect on our operations.

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

     Also in January 2003, we completed the purchase of our venture partner’s 50% equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, will become a part of our Industrial & Consumer Products Group.

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

     On March 28, 2003, we completed a sixth amendment to our senior credit facility. This amendment increased our maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered our minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered our minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered our maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with our leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to our defined benefit pension plan. This amendment also increases to $43.0 million our subfacility for the issuance of letters of credit under the facility, in order to permit us to obtain a letter of credit to replace our Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed our maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable us to avoid possible violations of our leverage ratio covenant for the third and fourth quarters of 2003, our fixed charge coverage ratio covenant for all quarters during 2003 and our net worth covenant for the second quarter of 2003.

     In exchange for these modifications, our lenders required us to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2003 equal to 1.0% of the aggregate commitments under the facility. Our lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by our net hedging obligations owed to lenders under the facility and by the amount of our guarantee obligations under our joint venture guarantees that are not secured or replaced by letters of credit. Additionally, we will not be permitted to borrow or request the issuance of letters of credit under the facility unless we have less than $10.0 million in freely available cash and cash equivalents on our consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires us to prepay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. The amendment further requires us to provide consolidated financial statements and joint venture financial statements to the lenders on a monthly basis. Finally, the amendment prohibits us from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless our fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates our ability to pay dividends or repurchase shares of our stock.

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

      Prior to this amendment to our senior credit facility, our Standard Gypsum joint venture guarantee contained financial maintenance covenants that were identical to those contained in our senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modifications that we made under the amendment to the senior credit facility. In order to avoid an event of default under that guarantee, we obtained a letter of credit under our senior credit facility in the face amount of $28.4 million. This letter of credit expires on January 15, 2004, is issued in favor of the Standard Gypsum lenders and replaces our guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated our guarantee agreement and released their security interests in our accounts receivable and inventory. We must also pay a fee on October 28, 2003 in the amount of 2% of the undrawn amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit may be drawn in the event of a default under the Standard Gypsum credit facility. In the event we are unable to replace or refinance our senior credit facility, or to obtain a replacement letter of credit from another financing source, the lenders under the Standard Gypsum facility will be entitled to draw under the letter of credit to satisfy our support obligations, and as a result we may be unable to reimburse our senior lenders for the amount of such drawing.

      Concurrently with the amendments to our senior credit facility and the issuance of the letter of credit to the Standard Gypsum lenders as described above, we entered into an amendment of our Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to our senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring us to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that we and our joint venture partner are permitted to make. In addition, we will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstandings under the facility are fully paid. If we are not able fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if we are unable to refinance this facility prior to January 5, 2004, the entire facility would become immediately due and payable and we would be required to satisfy our guarantee of 50% of the obligations under the facility. Any acceleration of the obligations under either or both of our joint venture facilities, or any failure to satisfy our support obligations of either joint venture when due, could also cause further defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

     In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located in Lockport, New York. We expect to record a restructuring charge of approximately $5.0 million in connection with this closure. Our Buffalo mill had an annual production capacity of approximately 72 thousand tons. In 2002, the mill operated at approximately 50% of capacity and recorded approximately $9.0 million in trade sales. Buffalo sales will be transferred to our other paperboard mills.

New Accounting Pronouncements

     SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” This pronouncement prescribes the accounting practices for goodwill and other intangible assets. Under this pronouncement, beginning January 1, 2002 goodwill will no longer be amortized to earnings, but instead is reviewed periodically (at least annually) for impairment. We completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), we will perform our impairment tests during the fourth quarter. See the notes to the consolidated financial statements for additional information regarding goodwill accounting.

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS no. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of adopting this pronouncement and do not expect a material impact on our consolidated financial statements.

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

     In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 46, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This pronouncement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the pronouncement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the pronouncement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The changes in SFAS No. 145 related to debt extinguishment become effective in fiscal 2003, and the other changes were effective for all of our financial statements issued on or after May 15, 2002. We early adopted the rules related to extinguishment of debt as of December 31, 2002 and reclassified the extraordinary loss to other expense.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect this pronouncement to have a material impact on our consolidated financial statements upon adoption.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”) which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. We have included the required disclosures in our consolidated financial statements. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We do not expect the adoption of the FIN 45 requirements will have a material effect on our consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). This statement amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this statement amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans and, effective December 15, 2002, adopted the disclosure provisions of SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not have a material effect on our financial statements disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2002, we had outstanding borrowings of approximately $507.3 million related to the issuance of debt securities registered with the SEC. In June of 1999, we issued $200.0 million of 7 3/8% senior notes at a discount to yield an effective interest rate of 7.473%. The 7 3/8% senior notes pay interest semiannually, and are our unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% senior notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. These 9 7/8% senior subordinated notes and the 7 1/4% senior notes pay interest semiannually, and are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly-owned. As of December 31, 2002, we had a senior credit facility that provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to our leverage ratio (which is defined under the facility as the ratio of our total debt to our total capitalization). Based on our leverage ratio at December 31, 2002, the current margins are 3.0% for Eurodollar rate loans and 1.50% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.55% based on our leverage ratio at December 31, 2002. No borrowings were outstanding under the facility as of December 31, 2002, although approximately $10.1 million in letter of credit obligations were outstanding.

     During the second and third quarters of 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. In November 2002 we unwound $50.0 million in interest rate swaps related to the 9 7/8% senior subordinated notes and $50.0 million related to the 7 3/8% senior notes.

     Our senior management establishes parameters, which are approved by the board of directors, for our financial risk. We do not utilize derivatives for speculative purposes.

     The table below provides information about our debt obligations and interest rate derivatives that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related effective interest rates by expected maturity dates. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates for our interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the fixed spread plus the contractual three-month LIBOR in effect at December 31, 2002.

	Contractual Maturity Dates

	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Debt Obligations
9 7/8% Senior Subordinated Notes(1)	—	—	—	—	$285,000	$285,000
Average interest rate	—	—	—	—	10.5%	10.5%
7 1/4% Senior Notes(1)	—	—	—	—	$29,000	$29,000
Average interest rate	—	—	—	—	9.4%	9.4%
7 3/8% Senior Notes(1)	—	—	—	—	$193,250	$193,250

	Contractual Maturity Dates

	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Average interest rate	—	—	—	—	7.47%	7.47%
Interest Rate Derivatives
Fixed to Variable(1)	—	—	—	—	$185,000	$185,000
Average pay rate	—	—	—	—	9.199%	9.199%
Average receive rate(2)	—	—	—	—	5.419%	5.419%

(1)	See the notes to the consolidated financial statements.

(2)	The average receive rate represents the actual rates in effect at December 31, 2002.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,314	$64,244
Receivables, net of allowances for doubtful accounts, returns, and discounts of $5,386 and $4,250 in 2002 and 2001, respectively	106,149	86,297
Inventories	107,644	101,823
Refundable income taxes	14,926	17,949
Prepaid pension	—	10,036
Other current assets	8,498	6,420

Total current assets	271,531	286,769

PROPERTY, PLANT AND EQUIPMENT:
Land	14,337	12,620
Buildings and improvements	150,565	135,727
Machinery and equipment	643,863	625,691
Furniture and fixtures	14,894	14,326

	823,659	788,364
Less accumulated depreciation	(380,264)	(337,988)

Property, plant and equipment, net	443,395	450,376

GOODWILL, net of accumulated amortization of $20,481	180,545	146,465
INVESTMENT IN UNCONSOLIDATED AFFILIATES	52,830	62,285
OTHER ASSETS	36,913	15,086

	$985,214	$960,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$48
Accounts payable	60,027	52,133
Accrued liabilities	58,456	37,749
Accrued pension	11,279	—
Dividends payable	—	833

Total current liabilities	129,832	90,763

SENIOR CREDIT FACILITY	—	—
LONG-TERM DEBT, less current maturities	532,715	508,691
DEFERRED INCOME TAXES	60,630	66,760
PENSION LIABILITY	13,572	—
DEFERRED COMPENSATION	1,500	1,741
OTHER LIABILITIES	4,584	12,512
MINORITY INTEREST	700	935
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 27,906,674 and 27,853,897 Shares issued and outstanding at December 31, 2002 and 2001, respectively	2,791	2,785
Additional paid-in capital	182,224	180,116
Retained earnings	79,566	97,488
Accumulated other comprehensive loss	(22,900)	(810)

	241,681	279,579

	$985,214	$960,981

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
SALES	$949,926	$913,686	$1,014,615
COST OF SALES	724,045	680,172	759,521

Gross profit	225,881	233,514	255,094
FREIGHT COSTS	57,057	52,806	51,184
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	150,131	146,934	145,268
RESTRUCTURING AND OTHER COSTS	12,713	7,083	16,777

Operating income	5,980	26,691	41,865
OTHER (EXPENSE) INCOME:
Interest expense	(38,115)	(41,153)	(34,063)
Interest income	1,652	986	412
Gain (loss) on extinguishment of debt	87	(4,305)	—
Equity in income (loss) of unconsolidated affiliates	2,488	(2,610)	6,533
Other, net	130	(1,904)	(918)

	(33,758)	(48,986)	(28,036)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(27,778)	(22,295)	13,829
MINORITY INTEREST IN LOSSES (INCOME)	235	180	(169)
(BENEFIT) PROVISION FOR INCOME TAXES	(9,623)	(7,513)	5,485

NET (LOSS) INCOME	$(17,920)	$(14,602)	$8,175

OTHER COMPREHENSIVE (LOSS) INCOME:
Pension liability adjustment	(22,313)	—	—
Foreign currency translation adjustment	223	(57)	(219)

Comprehensive (Loss) Income	(40,010)	(14,659)	7,956

BASIC
(LOSS) INCOME PER COMMON SHARE	$(0.64)	$(0.52)	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,871	27,845	26,292

DILUTED
(LOSS) INCOME PER COMMON SHARE	$(0.64)	$(0.52)	$0.31

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,871	27,845	26,301

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, December 31, 1999	25,488,280	$2,549	$149,509	$127,660	$(534)	$279,184
Net income	—	—	—	8,175	—	8,175
Issuance of common stock for acquisitions	635,306	64	10,659	—	—	10,723
Issuance of common stock under nonqualified stock option plan	61,989	6	208	—	—	214
Issuance of common stock under 1993 stock purchase plan	338	—	254	—	—	254
Issuance of common stock under 1998 stock purchase plan	10,699	1	59	—	—	60
Issuance of common stock under director equity plan	4,171	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	(219)	(219)
Dividends declared of $.72 per share	3,784	—	58	(18,718)	—	(18,660)

BALANCE, December 31, 2000	26,204,567	2,620	160,824	117,117	(753)	279,808
Net loss	—	—	—	(14,602)	—	(14,602)
Issuance of common stock for acquisitions	1,643,192	165	18,634	—	—	18,799
Benefit from issuance of common stock under nonqualified stock option plan	—	—	408	—	—	408
Forfeiture of common stock under 1993 stock purchase plan	(5,526)	(1)	70	—	—	69
Issuance of common stock under 1998 stock purchase plan	451	—	80	—	—	80
Issuance of common stock under director equity plan	8,339	1	75	—	—	76
Foreign currency translation adjustment	—	—	—	—	(57)	(57)
Dividends declared of $.18 per share	2,874	—	25	(5,027)	—	(5,002)

BALANCE, December 31, 2001	27,853,897	2,785	180,116	97,488	(810)	279,579
Net loss	—	—	—	(17,920)	—	(17,920)
Issuance of common stock for acquisitions	34,003	3	321	—	—	324
Issuance of common stock under nonqualified stock option plan	3,239	1	30	—	—	31
Forfeiture of common stock under 1993 stock purchase plan	(8,864)	(1)	(4)	—	—	(5)
Issuance of common stock under 1998 stock purchase plan	1,332	—	75	—	—	75
Issuance of common stock under director equity plan	8,690	1	78	—	—	79
Issuance of common stock under employee benefit plan	14,068	2	134	—	—	136
Convertible shares issued for acquisition	—	—	1,472	—	—	1,472
Pension liability adjustment, net of taxes of $13,595	—	—	—	—	(22,313)	(22,313)
Foreign currency translation adjustment	—	—	—	—	223	223
Stock dividend paid	309	—	2	(2)	—	—

BALANCE, December 31, 2002	27,906,674	$2,791	$182,224	$79,566	$(22,900)	$241,681

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

		(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(17,920)	$(14,602)	$8,175

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss from extinguishment of debt	(87)	4,305	—
Depreciation and amortization	54,246	64,340	60,858
Disposal of property, plant and equipment, net	1,267	470	—
Equity in income or loss of unconsolidated affiliates, net of distributions	8,167	3,610	6,967
Deferred income taxes	7,221	15,811	(239)
Provision for deferred compensation	223	226	227
Minority interest	(235)	(180)	169
Restructuring costs	5,167	3,987	12,734
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,547)	6,848	19,508
Inventories	5,580	9,737	(10,518)
Other assets and liabilities	(4,642)	(8,951)	(1,485)
Accounts payable and accrued liabilities	19,737	(14,770)	(12,089)
Income taxes	3,023	(13,628)	(1,854)

Total adjustments	81,120	71,805	74,278

Net cash provided by operating activities	63,200	57,203	82,453

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,542)	(28,059)	(58,306)
Acquisition of businesses, net of cash acquired	(69,547)	(34)	(4,306)
Proceeds from disposal of property, plant and equipment	2,145	267	—
Investment in unconsolidated affiliates	(200)	—	(50,709)
Cash acquired in stock acquisition	—	—	1,100
Other	(230)	436	2,986

Net cash used in investing activities	(90,374)	(27,390)	(109,235)

FINANCING ACTIVITIES:
Proceeds from note issuance	—	291,200	—
Proceeds from senior credit facility	38,000	18,000	192,000
Repayments of senior credit facility	(38,000)	(212,000)	(138,000)
Repayments of other long and short-term debt	(6,693)	(67,110)	(18,196)
Swap agreement unwind proceeds	6,163	9,093	—
7.74% senior notes prepayment penalty	—	(3,565)	—
Dividends paid	(833)	(8,870)	(18,531)
Proceeds from issuances of stock	135	—	460
Other	(1,528)	(1,217)	(822)

Net cash (used in) provided by financing activities	(2,756)	25,531	16,911

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,930)	55,344	(9,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	64,244	8,900	18,771

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,314	$64,244	$8,900

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$36,199	$35,352	$35,136

Cash payments for income taxes	$567	$1,967	$9,575

Stock issued for acquisitions	$324	$18,799	$10,723

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

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

Inventories

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. All inventories are valued using the first-in, first-out method.

     Inventories at December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

Raw materials and supplies	$46,781	$40,357
Finished goods and work in process	60,863	61,466

Total inventory	$107,644	$101,823

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance not considered to substantially lengthen the asset lives or increase capacity or efficiency are charged to expense as incurred. The recoverability of property, plant, and equipment is periodically reviewed by management based on current and anticipated conditions.

     In the fourth quarter of 2002, the Company completed, with the assistance from independent professional valuation advisors, a comprehensive review of the remaining estimated useful lives of its machinery and equipment. As a result of this review, the Company has revised its estimate of the useful lives for production machinery and equipment from an average of approximately 10 years to an average of approximately 20 years. The Company believes that the change more appropriately reflects the useful lives of the assets. The effect of this change in estimate has been accounted for on a prospective basis. The impact of this change was a decrease in depreciation expense in the fourth quarter of 2002 of approximately $7.6 million. The decrease in depreciation expense in 2003 compared with 2002 is expected to be approximately $22.5 million.

     Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings and improvements	10-45 years
Machinery and equipment	3-25 years
Furniture and fixtures	5-10 years

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant management judgment is required in determining: the credit worthiness of customers and collectibility of accounts receivable; excess, obsolete or unsaleable inventory reserves; the potential impairment of goodwill and intangibles; the accounting for income taxes; the liability for self-insured claims; and the Company’s obligation and expense for pension and other postretirement benefits. Actual results could differ from the Company’s estimates and the differences could be significant.

Revenue Recognition

     The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of the Company’s accounts receivable. Generally, the Company recognizes revenue and related account receivable when it ships its manufactured products or when it completes a service and title and risk of loss passes to its customers. Provisions for discounts, allowances, customer rebates, and other adjustments are provided for in the same period as the related revenues are recorded.

Freight Costs

     The costs of delivering finished goods to the Company’s customers are recorded as freight costs. Those costs include the amounts paid to a third party to deliver the finished goods or the Company’s cost using its own delivery trucks and drivers. Any freight costs billed to and paid by a customer are included in revenue.

Self-Insurance

     The Company is self-insured for the majority of its workers’ compensation costs and health care costs, subject to specific retention levels. The Company’s self-insured workers compensation liability is estimated based on actual claims that are established by a third party administrator. The actual claims are then increased by factors that reflect the Company’s historical claim development. The “developed” claim is the liability that the Company records in its financial statements. The Company’s self-insured health care liability is estimated based on its actual claim experience and multiplied by a lag factor. The lag factor represents claims that have been incurred and should be recorded as a liability, but have not been reported to the company. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims.

Foreign Currency Translation

     The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the non-U.S. subsidiaries are translated at current rates of exchange. The resulting translation adjustments are recorded in accumulated other comprehensive loss. Income and expense items are translated at the average exchange rate for the year. Gains and losses from transactions are reported in net loss or income and were not material in any year.

Goodwill

     Goodwill was amortized using the straight-line method over periods ranging up to 40 years for fiscal years prior to 2002. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, goodwill is no longer amortized to earnings, but instead is reviewed in the fourth quarter of each year to determine if there is an impairment, or more frequently if impairment indicators exists. The Company’s transition and fourth quarter 2002 impairment review did not result in an impairment or charge.

Intangible Assets

     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived intangible assets or a group of assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;

•	significant declines in demand for a specific product whereby an asset is only able to produce that product;

•	assets that are idled;

•	assets that are likely to be divested

     The impairment review requires management to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, the Company must record the asset at fair value. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and results of operations.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Under SFAS No. 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

Income or Loss Per Share

     The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of stock options outstanding during 2000 added 9,000 to the weighted average shares outstanding for purposes of calculating diluted income per share. There was no dilutive effect of stock options outstanding during 2002 and 2001. Since 2002 and 2001 were net losses, the impact of the dilutive effect of stock options, if any, were not added to the weighted average shares.

Stock-Based Compensation

     On December 31, 2002 the company was required to adopt SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123.

     In addition, regardless of the method a company elects to account for stock-based compensation arrangements, SFAS No. 148 requires additional disclosures in the Summary of Significant Accounting Policies footnote of both interim and annual financial statements regarding the method the company uses to account for stock-based compensation and the effect of such method on the Company’s reported results.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	3.39% — 4.94%	4.92% — 5.36%	5.18% — 6.84%
Expected dividend yield	0%	1.16% — 1.63%	4.01% — 7.68%
Expected option lives	8-10 years	8-10 years	8-10 years
Expected volatility	39%	41%	40%

     The total fair values of the options granted during the years ended December 31, 2002, 2001 and 2000 were computed to be approximately $2.3 million, $470 thousand and $3.7 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported and pro forma net (loss) income and net (loss) income per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

	2002	2001	2000

Net (loss) income:
As reported	$(17,920)	$(14,602)	$8,175
Pro forma	(19,287)	(15,756)	6,628
Diluted (loss) income per common share:
As reported	$(0.64)	$(0.52)	$0.31
Pro forma	(0.69)	(0.57)	0.25

Comprehensive Income

     Total comprehensive loss or income for the years ended December 31, 2002, 2001 and 2000, was a loss of $40.0 million, a loss of $14.7 million and income of $8.0 million, respectively. Components of accumulated other comprehensive loss at December 31, 2002 and 2001 consist of pension liability adjustments of $22.3 million in 2002 and foreign currency translation adjustments of $587 thousand and $810 thousand, respectively.

New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. Costs in excess of the fair value of net assets of businesses acquired are recorded as goodwill. The statement changed the accounting for goodwill and other indefinite lived intangible assets by eliminating the requirement to amortize these assets and requiring an impairment analysis to be performed annually, or more often as circumstances might require. In accordance with the adoption of SFAS No. 142, the Company has completed the required transitional impairment test as of January 1, 2002 and the annual test in the fourth quarter of 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company will perform its impairment tests during the fourth quarter.

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

     In April 2002, the FASB issued SFAS No. 145 “Recision of FASB Statements No. 4, 44 and 46, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This pronouncement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the statement of operations. Instead, the pronouncement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30 to determine whether or not it should be classified as an extraordinary item. Additionally, the pronouncement contains other corrections to authoritative accounting literature in SFAS No. 4, 44 and 46. The changes in SFAS No. 145 related to debt extinguishment become effective in fiscal 2003 but may be early adopted, and the other changes were effective beginning May 15, 2002. The Company early adopted the rules related to extinguishment of debt as of December 31, 2002 and has reclassified a 2001 early extinguishment loss of $4.3 million to other expense.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. Adoption of this statement is required with the beginning of fiscal year 2003. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”) which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for the year ended December 31, 2002 (See Note 5). The Company does not expect the adoption of the FIN 45 requirements will have a material effect on its consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). This statement amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this statement amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, effective December 15, 2002, adopted the disclosure provisions of SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not have a material effect on the Company’s financial statement disclosures.

2. Shareholders’ Equity

Preferred Stock

     The Company has authorized 5.0 million shares of $0.10 par value preferred stock. The preferred stock is issuable from time to time in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the board of directors of the Company. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

Common Stock Purchase Plan

     The Company has cumulatively purchased 3.2 million shares of its common stock since January 1996 pursuant to a plan authorized and approved by its board of directors allowing purchases of up to 4.0 million common shares. The Company’s board of directors has authorized purchases of up to 831 thousand additional shares. There were no stock purchases in 2002, 2001 or 2000. The Company’s 9 7/8% senior subordinated notes and its senior credit facility currently preclude it from purchasing its common stock based on operating results for the last twelve months.

3. Acquisitions

     Each of the following acquisitions is being accounted for applying the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 141. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2002, 2001 and 2000 reflect the operating results of the acquired businesses for the periods after their respective dates of acquisition.

Vivid Graphics

     In September 2002, the Company acquired a provider of digital imaging services for 34 thousand shares of our common stock valued at approximately $324 thousand. Goodwill of approximately $170 thousand was recorded in connection with the acquisition.

Design Tubes

     In April 2002, the Company acquired the remaining 51% of the outstanding stock of Design Tubes Company Limited (“Design Tubes”), located in Toronto, Ontario, Canada in consideration for shares of a subsidiary of the Company exchangeable at the holder’s option (for no additional consideration) for approximately 141 thousand shares of the Company’s common stock, valued at $1.5 million. The Company originally acquired its minority interest in Design Tubes in November 1998 and accounted for its 49% ownership using the equity method. Design Tubes manufactures paperboard tubes and also produces paper tube manufacturing equipment for companies throughout North America. Goodwill in the amount of $2.0 million was recorded in connection with the Design Tubes acquisition.

Smurfit Industrial Packaging Group

     On September 30, 2002, the Company acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group (“Smurfit”), a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill of approximately $31.9 million and intangible assets of approximately $8.7 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. The intangible assets are associated with the value of acquired customer relationships and will be amortized over 15 years.

     The Company also entered into operating lease agreements with a third party to lease machinery and equipment at certain acquired Smurfit locations. The terms of the agreements are six years. The future minimum rental payments required under these leases are approximately $1.7 million each year in 2003 through 2007 and $1.3 million in 2008. The Company will recognize operating lease expense of approximately $2.0 million each year in 2003 through 2007 and $1.4 million in 2008.

     Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market. In conjunction with the acquisition, the Company is evaluating its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies. As of December 31, 2002 the Company communicated and initiated the closure of four acquired tube plants. The Company expects to continue the evaluation in 2003.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid to Jefferson Smurfit Corporation (U.S)		$67,140
Acquisition expenses		2,227

Total allocable cost		69,367

Assets acquired:
Current assets	$11,279
Intangible assets	8,672
Property, plant & equipment	29,165

Total assets purchased		49,116

Liabilities assumed:
Current liabilities	10,029
Long-term debt	1,675

Total liabilities assumed		11,704

Net assets acquired		37,412

Goodwill		$31,955

     The following unaudited pro forma financial data gives effect to the acquisition of Smurfit Industrial Packaging Group as if it had occurred on the first day of each period presented. The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results which would have occurred if the Smurfit Industrial Packaging Group acquisition had been effected at that date (in thousands):

	For the Years Ended
	December 31,

	2002	2001

Total revenues	$1,058,332	$1,051,442
Net loss	$(13,079)	$(13,602)
Net loss per share:
Basic and diluted	$(0.47)	$(0.49)

4. Goodwill and Other Intangible Assets

Goodwill

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company no longer amortizes goodwill, but instead reviews goodwill on at least an annual basis to determine if there is an impairment.

     Net (loss) income and related (loss) income per share for the years ended December 31, 2001 and 2000 adjusted to exclude goodwill amortization expense are as follows, net of tax (in thousands, except per share information):

		Income Per Share
	For the Year Ended
	December 31, 2001	Basic(A)	Diluted(A)

Net Loss:
Reported net loss	$(14,602)	$(0.52)	$(0.52)
Goodwill amortization	2,996	0.11	0.11

Adjusted net loss	$(11,606)	$(0.42)	$(0.42)

		Income Per Share
	For the Year Ended
	December 31, 2000	Basic	Diluted

Net Income:
Reported net income	$8,175	$0.31	$0.31
Goodwill amortization	2,699	0.10	0.10

Adjusted net income	$10,874	$0.41	$0.41

(A)  Column does not sum due to rounding.

     Changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002, are as follows:

			Tube, Core and
		Carton and Custom	Composite
	Paperboard	Packaging	Containers	Total

Balance as of January 1, 2001	$79,825	$44,667	$26,402	$150,894
Goodwill adjustments	—	29	—	29
Goodwill amortization	(2,177)	(1,526)	(755)	(4,458)

Balance as of December 31, 2001	77,648	43,170	25,647	146,465
Goodwill acquired	5,040	170	28,870	34,080

Balance as of December 31, 2002	$82,688	$43,340	$54,517	$180,545

Intangible Assets

     As of December 31, 2002 the Company had an other intangible asset of $8.3 million, net of $290.0 thousand of amortization, which is classified with other assets. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships. This intangible asset will be amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2003	$578
2004	578
2005	578
2006	578
2007	578

$2,890

5. Equity Interest in Unconsolidated Affiliates

     On April 1, 1996, the Company transferred substantially all of the operating assets and liabilities of its wholly-owned subsidiary, Standard Gypsum Corporation, a producer of gypsum wallboard, to a newly formed limited liability Company, Standard Gypsum, L.P. (“Standard”). Simultaneous with the formation of Standard, the Company sold a 50% interest in Standard to Temple-Inland Forest Products Corporation (“Temple”), an unrelated third party, for $10.8 million in cash. Standard is operated as a joint venture managed by Temple. The joint venture owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The Company accounts for its interest in Standard under the equity method of accounting. The Company’s equity interest in the earnings or loss of Standard for the years ended December 31, 2002, 2001 and 2000 was earnings of $8.2 million, a loss of $946 thousand, and earnings of $7.4 million, respectively. The Company received distributions based on its equity interest in Standard of $10.7 million, $1.0 million, and $13.5 million in 2002, 2001 and 2000, respectively.

     During 1999, Standard received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56.2 million in order to complete the financing of constructing the Cumberland City, Tennessee facility. Standard is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit totaling the $56.2 million have been issued for its account in support of the outstanding industrial revenue bonds. The Company has severally and unconditionally guaranteed 50% of Standard’s obligations for reimbursement of letter of credit drawings, interest, fees, and other amounts. Temple has similarly guaranteed 50% of Standard’s obligations. At December 31, 2002 and 2001, the Company’s portion of this guarantee and the maximum obligation to pay upon default by either joint venture partner totaled approximately $28.1 million. The Company’s guarantee agreement contains financial maintenance covenants, as amended throughout 2001 and 2002, and both the guarantee agreement and the Company’s senior credit facility contains a cross-default to these covenants. See the “Subsequent Events”, Note 18, regarding an amendment to this guarantee and our senior credit facility.

     Summarized financial information for Standard at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows (in thousands):

	2002	2001

Current assets	$13,680	$13,237
Noncurrent assets	67,098	70,763
Current liabilities	6,434	4,623
Long-term debt	56,220	56,217
Net assets	18,124	23,160

	2002	2001	2000

Sales	$98,558	$71,297	$96,338
Gross profit	26,103	5,886	24,730
Operating income	18,881	292	18,176
Net income (loss)	16,364	(1,892)	14,716

     During 1999, the Company formed a joint venture with Temple to own and operate a containerboard mill located in Newport, Indiana. Under the joint venture agreement, the Company contributed $50.0 million to the joint venture and Temple contributed the net assets of the mill valued at approximately $98.0 million, and received $50.0 million in notes issued by Premier Boxboard Limited LLC (“PBL”). Upon formation, the joint venture, PBL, undertook an $82.0 million project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. PBL is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple each have a 50% interest in the joint venture, which is being accounted for under the equity method of accounting. There were no cash distributions to the joint venture partners in 2002, 2001 or 2000. The Company’s equity interest in the net loss of PBL for 2002, 2001 and 2000 was approximately $4.6 million, $1.9 million and $881 thousand, respectively.

     PBL is the borrower under a credit facility providing for up to $30.0 million in revolving loans (with a subfacility for up to $1.0 million in letters of credit). The credit facility was originally entered into in July 1999 and matures in June 2005. The Company has severally and unconditionally guaranteed 50% of PBL’s obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of PBL’s obligations. As of December 31, 2002, the outstanding principal amount of borrowings under the facility was approximately $20.2 million (including a $200 thousand undrawn letter of credit), one-half of which the Company guarantees (approximately $10.1 million). See the “Subsequent Events”, Note 18, regarding an amendment to this guarantee and our senior credit facility.

     A substantial portion of the assets of PBL are pledged as security for $50.0 million in outstanding principal amount of senior notes under which PBL is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by the Company. A default under the PBL credit facility would also constitute an event of default under these notes. In the event of default under these notes, the holders would also have recourse to the assets of PBL that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of PBL being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of PBL and, accordingly, the Company’s interest in PBL. Further, in such an event of default, these assets would not be available to satisfy obligations owing to unsecured creditors of PBL, including the lender under the credit facility, which might make it more likely that the Company’s guarantee of the PBL credit facility would be the primary source of repayment under the facility in the event PBL cannot pay.

     Summarized financial information for PBL at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows (in thousands):

	2002	2001

Current assets	$12,983	$10,579
Noncurrent assets	149,640	160,956
Current liabilities	6,302	5,879
Long-term debt	70,000	70,000
Net assets	86,321	95,656

	2002	2001	2000

Sales	$74,649	$75,171	$40,207
Gross profit	7,923	16,463	8,553
Operating (loss) income	(4,555)	1,640	682
Net loss	(9,335)	(3,784)	(1,761)

     Additional contingencies relating to the Company’s joint ventures that could affect the Company’s ownership and operating structure include buy-sell triggers which, under certain circumstances, give the Company and its joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. Under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the PBL joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that the Company is always the party entitled, or obligated, as the case may be, to purchase.

     The Company has an additional joint venture with an unrelated entity, which is accounted for under the equity method of accounting. The Company’s investment and share of earnings of this venture are not material to the Company.

6. Senior Credit Facility and Long-Term Debt

     At December 31, 2002 and 2001, total long-term debt consisted of the following (in thousands):

	2002	2001

Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	295,312	277,326
7 1/4 % senior notes	25,745	25,449
7 3/8 % senior notes	201,848	197,716
Other notes payable	9,880	8,248

Total debt	532,785	508,739
Less current maturities	(70)	(48)

Total long-term debt	$532,715	$508,691

     The carrying value of total debt outstanding at December 31, 2002 maturing during the next five years and thereafter is as follows (in thousands):

2003	$70
2004	75
2005	80
2006	85
2007	95
Thereafter	532,380

Total debt	$532,785

Senior Credit Facility

     On March 29, 2001, the Company obtained a credit facility that provides for a revolving line of credit in the aggregate principal amount of $75.0 million for a term of three years, including subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduces availability under the facility. No borrowings were outstanding under the facility as of December 31, 2002 or 2001 and an aggregate of $10.1 million in letter of credit obligations were outstanding at December 31, 2002 and 2001. The Company intends to use the available borrowings of the facility for working capital, capital expenditures and other general corporate purposes, if necessary. The Company’s obligations under the facility are unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries and are secured by a first priority security interest in the accounts receivable and inventory of the Company and all of its existing and subsequently acquired wholly-owned domestic subsidiaries (see discussion below of amendments to the senior credit facility).

     Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin determined by reference to the Company’s leverage ratio (which is defined under the facility as the ratio of the Company’s total debt to its total capitalization). Based on the Company’s leverage ratio at December 31, 2002, the current margins are 3.0% for Eurodollar rate loans and 1.50% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is currently set at 0.55% based on the Company’s leverage ratio at December 31, 2002.

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

     During 2001 and 2002, the Company completed five amendments to its senior credit facility agreement. The first amendment, dated September 10, 2001, allows the Company to acquire up to $30.0 million of its senior subordinated notes so long as no default or event of default exists on the date of the transaction, or will result from the transaction.

     The second amendment, dated November 30, 2001, provides for the issuance of letters of credit under the senior credit facility having an original expiration date more than one year from the date of issuance, if required under related industrial revenue bond documents and agreed to by the issuing lender.

     The third amendment was completed on January 22, 2002 with an effective date of September 30, 2001. The Company obtained this amendment in order to avoid the occurrence of an event of default under its senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in the agreement. This amendment modified the definitions of “Interest Expense,” “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and for the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

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

     On December 27, 2002, the Company completed a fifth amendment to its senior credit facility. This amendment modified the calculation of net worth for purposes of our leverage ratio and tangible net worth financial maintenance covenants to exclude adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. This amendment also allows the Company to exclude from these financial maintenance covenant calculations any restructuring costs recorded in the fourth quarter of 2002 and first quarter of 2003 as long as the aggregate of these restructuring costs does not exceed $16.0 million, on an after tax basis.

     See “Subsequent Events”, Note 18, regarding amendments to the senior credit facility.

Senior Subordinated and Senior Notes

     On March 22, 2001, the Company obtained commitments and executed an agreement for the issuance of $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. Under the terms of the agreement, the Company received aggregate proceeds, net of issuance costs, of approximately $291.2 million on March 29, 2001. These proceeds were used to repay borrowings outstanding under the Company’s former senior credit facility and its 7.74% senior notes. In connection with the repayment of the 7.74% senior notes, the Company incurred a prepayment penalty of approximately $3.6 million in 2001. The Company recorded a loss on extinguishment of debt of $4.3 million, which included the prepayment penalty and unamortized issuance costs of $705 thousand. The difference between issue price and principal amount at maturity of the Company’s 7 1/4% senior and 9 7/8% senior subordinated notes is accreted each year as interest expense in its financial statements. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than two that is not wholly-owned.

     On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of its 7 3/8% notes due June 1, 2009. The 7 3/8% notes were issued at a discount to yield an effective interest rate of 7.473% and pay interest semiannually. The 7 3/8% notes are unsecured obligations of the Company.

Interest Rate Swap Agreements

     During 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $185.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes and $100.0 million of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin.

     In October 2001, the Company unwound its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed spread that was 85 basis points higher than the original swap agreement. The new swap agreement was the same notional amount, had the same terms and covered the same notes as the original agreement. The $9.1 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $9.1 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 10.5% to 10.0%.

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

     In November 2002, the Company unwound $50.0 million of its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, the Company unwound $50.0 million of one of its interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $3.4 million. The $6.2 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $2.8 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 10.0% to 9.8%. The $3.4 million gain lowered the effective interest rate of the 7 3/8% senior subordinated notes from 7.5% to 7.2%.

     The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at December 31, 2002 for each of the Company’s interest rate swaps. The December 31, 2002 three-month LIBOR is presented for informational purposes only and does not represent the Company’s actual effective rates in place at December 31, 2002.

	Notional		LIBOR at
	Amount	Fixed	December 31,	Total
Debt Instrument	(000's)	Spread	2002	Variable Rate

9 7/8% senior subordinated notes	$135,000	4.495%	1.383%	5.878%
7 3/8% senior notes	25,000	1.445	1.383	2.828
7 3/8% senior notes	25,000	1.775	1.383	3.158

     See “Subsequent Events”, note 18, regarding the Company’s January 2003 unwind of $85.0 million of the $135.0 million interest rate swap related to the 9 7/8% senior subordinated notes.

     Under the provisions of SFAS No. 133, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The December 31, 2002 aggregate fair value of the swaps was $15.2 million and is classified as a component of other long-term assets and long-term debt. The December 31, 2001 aggregate fair value of the swaps was $7.4 million and is classified as a component of other long-term liabilities and long-term debt.

7. Commitments and Contingencies

Leases

     The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Minimum rentals	$16,993	$14,312	$13,026
Contingent rentals	322	507	347

Total	$17,315	$14,819	$13,373

     The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 (in thousands):

2003	$16,502
2004	13,671
2005	9,827
2006	7,942
2007	5,616
Thereafter	14,913

Total	$68,471

Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     8.     (Loss) Income Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for net (loss) income (in thousands, except per share information):

	For the Years Ended
	December 31,

	2002	2001	2000

Calculation of Basic (Loss) Income Per Share:
Net (loss) income	$(17,920)	$(14,602)	$8,175
Weighted average number of common shares outstanding	27,871	27,845	26,292

Basic (loss) income per share	$(0.64)	$(0.52)	$0.31

Calculation of Diluted (Loss) Income Per Share:
Net (loss) income	$(17,920)	$(14,602)	$8,175
Weighted average number of shares outstanding	27,871	27,845	26,301

Diluted (loss) income per share	$(0.64)	$(0.52)	$0.31

     Approximately 1.7 million and 1.8 million common stock equivalents are excluded from the diluted weighted average shares outstanding for the years ended December 31, 2002 and 2001, respectively. These common stock equivalents are excluded because they are antidilutive.

9. Stock Option and Deferred Compensation Plans

Director Equity Plan

     During 1996, the Company’s board of directors and shareholders approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) are paid a portion of their fees in the Company’s common stock. Additionally, each Eligible Director is granted an option to purchase 1,000 shares of the Company’s common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100 thousand shares of common stock may be granted under this plan. During 2002, 2001 and 2000, 9,000, 8,000 and 4,000 shares, respectively, of common stock and options to purchase 6,000 shares of common stock were issued under this plan in each year.

Incentive Stock Option and Bonus Plans

     During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The options expire after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. Compensation expense of approximately $62 thousand, $186 thousand and $246 thousand related to bonus shares was recorded in 2002, 2001 and 2000, respectively.

     During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. During 2002, 2001 and 2000, the Company issued 588 thousand, 108 thousand and 785 thousand options, respectively, under the 1998 Plan. During 2002, 2001 and 2000, the Company issued 2,000, 1,000 and 11,000 shares, respectively, of restricted stock. The Company recorded approximately $78 thousand, $82 thousand and $105 thousand of compensation expense related to the issuance of restricted stock during 2002, 2001 and 2000, respectively.

     The following is a summary of stock option activity for the years ended December 31, 2002, 2001 and 2000:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1999	1,223,145	$24.95
Granted	790,621	17.06
Forfeited	(46,853)	26.26
Exercised	(90,420)	4.76

Outstanding at December 31, 2000	1,876,493	22.57
Granted	114,323	10.00
Forfeited	(196,575)	21.39
Exercised	—	—

Outstanding at December 31, 2001	1,794,241	21.89
Granted	588,150	7.49
Forfeited	(187,364)	20.84
Exercised	(3,239)	9.36

Outstanding at December 31, 2002	2,191,788	$18.14

Options exercisable at:
December 31, 2002	1,076,420	$22.66
December 31, 2001	989,897	22.22
December 31, 2000	833,579	20.96

     The following table is a summary of information about the Company’s stock options outstanding at December 31, 2002:

	Outstanding at			Exercisable at
	December 31,	Weighted Average	Weighted Average	December 31,	Weighted Average
Range of Exercise Price	2002	Remaining Life	Exercise Price	2002	Exercise Price

		(In Years)
$7.05 — $16.88	872,418	8.8	$8.29	198,908	$9.73
17.75 — 23.75	692,866	5.3	19.54	398,538	19.53
24.44 — 29.75	231,696	5.8	25.84	149,118	25.86
30.13 — 40.80	394,808	4.3	32.92	329,856	32.79

$7.05 — $40.80	2,191,788	6.6	$18.14	1,076,420	$22.66

Deferred Compensation Plans

     The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $223 thousand, $226 thousand and $227 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. Accruals of approximately $1.5 million and $1.7 million related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 2002 and 2001, respectively.

10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

     Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $7.1 million, $8.3 million and $5.1 million in 2002, 2001 and 2000, respectively.

     During 1996, the Company adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 2002.

     Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Service cost of benefits earned	$4,179	$4,016	$3,628
Interest cost on projected benefit obligation	5,070	4,632	4,422
Actual loss on plan assets	11,340	310	844
Net amortization and deferral	(15,789)	(5,234)	(5,781)

Net pension expense	$4,800	$3,724	$3,113

     The table below represents a reconciliation of the funded status of the SERP and the Pension Plan to (accrued) prepaid pension cost as of December 31, 2002 and 2001 (in thousands):

	SERP		Pension Plan

	2002	2001	2002	2001

Change in benefit obligation:
Projected benefit obligation at end of prior year	$3,790	$3,450	$63,657	$59,236
Service cost	148	138	4,031	3,878
Interest cost	271	254	4,799	4,378
Actuarial loss (gain)	650	(209)	8,708	(351)
Plan amendments	(123)	157	583	91
Benefits paid	—	—	(3,937)	(3,575)

Projected benefit obligation at end of year	4,736	3,790	77,841	63,657

Change in plan assets:
Fair value of plan assets at end of prior year	—	—	60,495	56,068
Actual loss on plan assets	—	—	(11,340)	(311)
Employer contributions	—	—	7,068	8,313
Benefits paid	—	—	(3,938)	(3,575)

Fair value of plan assets at end of year	—	—	52,285	60,495

Funded status of the plans	(4,736)	(3,790)	(25,556)	(3,162)
Unrecognized transition obligation	1,024	1,138	—	—
Unrecognized prior service cost	18	143	1,270	913
Unrecognized net loss	989	339	39,970	15,130

(Accrued) prepaid pension cost before additional minimum liability adjustment	$(2,705)	$(2,170)	$15,684	$12,881

Other comprehensive loss:
(Increase) decrease in additional minimum liability	$(22)	$455	$(37,178)	$—
Increase (decrease) in intangible asset	22	(455)	1,270	—
Other comprehensive loss	$—	$—	$35,908	$—

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability related to its Pension Plan and SERP plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The Company recorded an additional minimum liability of $37.2 million at December 31, 2002. The December 31, 2002 additional minimum liability was offset by an intangible asset of $1.3 million to the extent of unrecognized prior service cost. The remaining minimum liability of $35.9 million was recorded as a component of other comprehensive loss, net of the tax benefit. The cumulative additional minimum liability for the SERP totaled $653 thousand and $675 thousand at December 31, 2002 and 2001, respectively, and has been offset by intangible assets to the extent of previously unrecognized prior service costs and unrecognized transition obligation.

     The determination of the Company’s pension expense and benefit obligation is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. Following is a summary of the significant assumptions used to determine net periodic pension expense and the projected benefit obligations:

	December 31,

	2002	2001

Weighted average discount rate	6.75%	7.50%
Weighted average expected rate of return on plan assets	9.00%	9.50%
Weighted average rate of compensation increase	3.00%	3.00%

     In developing the weighted average discount rate, the Company evaluated input from its actuaries, including reviewing the rating and maturity of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was lowered from 7.50% at December 31, 2001 to 6.75% at December 31, 2002. A .25% change in the discount rate would result in a change in the additional minimum pension liability of approximately $2.2 million. Based on analysis of the rating and maturity of the long-term bonds and the input from the Company’s actuaries, the Company believes that a discount rate of 6.75% is reasonable. Future actual pension expense and benefit obligation will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in the Company’s pension plans.

In developing the Company’s expected long-term rate of return, the Company evaluated such criteria as return expectation by asset class and long-term inflation assumptions. The Company’s expected long-term rate of return is based on an asset allocation assumption of 80% equity and 20% fixed income. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. As a result of this analysis, the Company lowered the expected rate of return from 9.5% at December 31, 2001 to 9.0% at December 31, 2002. The actual value of the Pension Plan assets decreased from approximately $60.5 million to approximately $52.3 million as a result of the recent market downturn, however, the Company continues to believe that 9.0% is a reasonable long-term rate of return. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

Other Postretirement Benefits

     The Company provides postretirement medical benefits at certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

     Net periodic postretirement benefit cost for the years ended December 31, 2002, 2001 and 2000 included the following components (in thousands):

	2002	2001	2000

Service cost of benefits earned	$89	$103	$108
Interest cost on accumulated postretirement benefit obligation	459	404	389

Net periodic postretirement benefit cost	$548	$507	$497

     Postretirement benefits totaling $695 thousand, $650 thousand and $683 thousand were paid during 2002, 2001 and 2000, respectively.

     The accrued postretirement benefit cost as of December 31, 2002 and 2001 consists of the following (in thousands):

	2002	2001

Change in benefit obligation:
Projected benefit obligation at end of prior year	$6,248	$5,234
Service cost	89	103
Interest cost	459	404
Actuarial loss	779	1,017
Acquisition	—	140
Benefits paid	(695)	(650)

Projected benefit obligation at end of year	$6,880	$6,248

Funded status	$(6,880)	$(6,248)
Unrecognized net loss	2,688	1,954

Net amount recognized	$(4,192)	$(4,294)

     The accumulated postretirement benefit obligations at December 31, 2002 and 2001 were determined using a weighted average discount rate of 6.75% and 7.5%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 8.5% in 2002, decreasing 0.5% each year to 4.5% by the year 2010. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $811 thousand and would increase net periodic postretirement benefit cost by approximately $71 thousand for the year ended December 31, 2002.

11. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.

     The (benefit) provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

	2002	2001	2000

Current:
Federal	$(17,624)	$(24,418)	$2,650
State	780	1,094	3,056

	(16,844)	(23,324)	5,706
Deferred	7,221	15,811	(221)

	$(9,623)	$(7,513)	$5,485

     The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Federal statutory tax rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal tax benefit	(2.9)	(2.4)	2.4
Other	3.3	4.3	2.8

Effective tax rate	(34.6)%	(33.1)%	40.2%

     Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Deferred income tax assets:
Deferred employee benefits	$169	$1,078
Postretirement benefits other than pension	659	810
Postemployment benefits	9,181	—
Accounts receivable	1,180	554
Insurance	1,545	1,259
Tax loss carryforwards and credits	13,792	11,934
Inventories	2,377	2,261
Other	3,254	3,348

Total deferred income tax assets	32,157	21,244

Deferred income tax liabilities:
Depreciation and amortization	(78,171)	(69,018)
Asset revaluation	(3,846)	(3,846)
Postemployment benefits	—	(5,060)
Losses on contractual sales commitments	(4,446)	(4,244)
Other	(781)	(42)

Total deferred income tax liabilities	(87,244)	(82,210)

Valuation allowance	(5,543)	(5,794)

	$(60,630)	$(66,760)

     At December 31, 2002, the Company has state net operating losses of $11.0 million which will expire in varying amounts between 2005 and 2022. The Company has a valuation allowance of $3.3 million at December 31, 2002 for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $2.8 million which will expire in varying amounts between 2004 and 2017. The Company recorded a valuation allowance of $2.3 million and $2.4 million at December 31, 2002 and 2001, respectively for estimated future impairment related to the state tax credit carryforwards.

12. Quarterly Financial Data (Unaudited)

     The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Sales	$222,163	$233,220	$240,016	$254,527
Gross profit(1)	56,429	58,950	52,682	57,820
Net income (loss)	499	(581)	(4,489)	(13,349)
Diluted income (loss) per common share	$0.02	$(0.02)	$(0.16)	$(0.48)
2001:
Sales	$233,088	$229,759	$234,851	$215,988
Gross profit	54,681	64,144	62,044	52,645
Net (loss) income	(10,826)	376	955	(5,107)
Diluted (loss) income per common share	$(0.39)	$0.01	$0.03	$(0.18)

(1)	Quarterly results, as reported in previously filed Form 10-Q’s, are adjusted to reflect the reclassification of losses on fixed asset disposals from other expense to cost of sales. The amounts reclassified were $254 thousand, $68 thousand and $12 thousand for the first, second and third quarters, respectively.

13. Guarantor Condensed Consolidating Financial Statements

     These condensed consolidating financial statements reflect Caraustar Industries, Inc. and its “Subsidiary Guarantors,” which consist of all of the Company’s wholly-owned subsidiaries other than foreign subsidiaries and two domestic subsidiaries that are not wholly-owned. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,544	$—	$770	$—	$34,314
Intercompany funding	80,940	(71,516)	(9,424)	—	—
Receivables, net of allowances	514	99,977	5,658	—	106,149
Intercompany accounts receivable	—	459	135	(594)	—
Inventories	—	102,698	4,946	—	107,644
Refundable income taxes	14,578	149	199	—	14,926
Other current assets	1,934	5,497	1,067	—	8,498

Total current assets	131,510	137,264	3,351	(594)	271,531

PROPERTY, PLANT, AND EQUIPMENT	11,660	782,734	29,265	—	823,659
Less accumulated depreciation	(6,220)	(357,259)	(16,785)	—	(380,264)

Property, plant, and equipment, net	5,440	425,475	12,480	—	443,395

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	594,464	129,849	—	(724,313)	—

GOODWILL, net	—	177,578	2,967	—	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	52,130	700	—	—	52,830

OTHER ASSETS	27,479	9,294	140	—	36,913

	$811,023	$880,160	$18,938	$(724,907)	$985,214

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$—	$—	$—	$70
Accounts payable	20,162	36,320	3,545	—	60,027
Accrued liabilities	12,184	43,336	2,936	—	58,456
Intercompany accounts payable	—	135	459	(594)	—
Accrued pension	11,279	—	—	—	11,279

Total current liabilities	43,695	79,791	6,940	(594)	129,832

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	524,515	8,200	—	—	532,715

DEFERRED INCOME TAXES	46,994	12,243	1,393	—	60,630

PENSION LIABILITY	13,572	—	—	—	13,572

DEFERRED COMPENSATION	1,447	53	—	—	1,500

OTHER LIABILITIES	—	4,584	—	—	4,584

MINORITY INTEREST	—	—	—	700	700

SHAREHOLDER’S EQUITY
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	207,891	600,379	7,922	(633,968)	182,224
Retained (deficit) earnings	(7,508)	174,013	2,747	(89,686)	79,566
Accumulated other comprehensive loss	(22,313)	—	(587)	—	(22,900)

	180,800	775,289	10,605	(725,013)	241,681

	$811,023	$880,160	$18,938	$(724,907)	$985,214

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,277	$432	$535	$—	$64,244
Intercompany funding	139,496	(132,948)	(6,548)	—	—
Receivables, net of allowances	1,817	81,669	2,811	—	86,297
Intercompany accounts receivable	—	270	288	(558)	—
Inventories	—	98,063	3,760	—	101,823
Refundable income taxes	17,689	140	120	—	17,949
Prepaid pension	10,036	—	—	—	10,036
Other current assets	2,132	3,648	640	—	6,420

Total current assets	234,447	51,274	1,606	(558)	286,769

PROPERTY, PLANT, AND EQUIPMENT	9,830	753,133	25,401	—	788,364
Less accumulated depreciation	(4,523)	(318,010)	(15,455)	—	(337,988)

Property, plant, and equipment, net	5,307	435,123	9,946	—	450,376

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	522,958	126,774	—	(649,732)	—

GOODWILL, net	—	145,515	950	—	146,465

INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,134	2,151	—	—	62,285

OTHER ASSETS	12,289	2,754	43	—	15,086

	$835,135	$763,591	$12,545	$(650,290)	$960,981

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$—	$48	$—	$—	$48
Accounts payable	16,861	32,866	2,406	—	52,133
Accrued liabilities	8,371	28,596	782	—	37,749
Intercompany accounts payable	—	288	270	(558)	—
Dividends payable	833	—	—	—	833

Total current liabilities	26,065	61,798	3,458	(558)	90,763

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	500,491	8,200	—	—	508,691

DEFERRED INCOME TAXES	53,366	12,244	1,150	—	66,760

DEFERRED COMPENSATION	1,687	54	—	—	1,741

OTHER LIABILITIES	8,475	4,037	—	—	12,512

MINORITY INTEREST	—	—	—	935	935

SHAREHOLDER’S EQUITY
Common stock	2,738	883	142	(978)	2,785
Additional paid-in capital	207,241	598,597	5,227	(630,949)	180,116
Retained earnings (deficit)	35,072	77,778	3,378	(18,740)	97,488
Accumulated other comprehensive loss	—	—	(810)	—	(810)

	245,051	677,258	7,937	(650,667)	279,579

	$835,135	$763,591	$12,545	$(650,290)	$960,981

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
SALES	$—	$1,104,507	$26,289	$(180,870)	$949,926
COST OF SALES	—	883,751	21,164	(180,870)	724,045

Gross profit	—	220,756	5,125	—	225,881
FREIGHT COSTS	—	55,962	1,095	—	57,057
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,192	125,557	5,382	—	150,131
RESTRUCTURING COSTS	—	12,713	—	—	12,713

Operating (loss) income	(19,192)	26,524	(1,352)	—	5,980
OTHER (EXPENSE) INCOME:
Interest expense	(37,772)	(326)	(401)	384	(38,115)
Interest income	2,024	7	5	(384)	1,652
Gain on extinguishment of debt	87	—	—	—	87
Equity in income (loss) of unconsolidated affiliates	2,652	(164)	—	—	2,488
Other, net	—	258	(128)		130

	(33,009)	(225)	(524)	—	(33,758)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,201)	26,299	(1,876)	—	(27,778)
MINORITY INTEREST IN LOSSES	—	—	—	235	235
BENEFIT FOR INCOME TAXES	(9,623)	—	—	—	(9,623)

NET (LOSS) INCOME	$(42,578)	$26,299	$(1,876)	$235	$(17,920)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
SALES	$—	$1,044,442	$22,453	$(153,209)	$913,686
COST OF SALES	(7,308)	823,058	17,631	(153,209)	680,172

Gross profit	7,308	221,384	4,822	—	233,514
FREIGHT COSTS	—	51,968	838	—	52,806
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,386	126,910	5,638	—	146,934
RESTRUCTURING COSTS	—	7,083	—	—	7,083

Operating (loss) income	(7,078)	35,423	(1,654)	—	26,691
OTHER (EXPENSE) INCOME:
Interest expense	(40,773)	(857)	(370)	847	(41,153)
Interest income	1,773	42	18	(847)	986
Loss on extinguishment of debt	(4,305)	—	—	—	(4,305)
Equity in loss of unconsolidated affiliates	(2,525)	(85)	—	—	(2,610)
Other, net	—	(1,836)	(68)	—	(1,904)

	(45,830)	(2,736)	(420)	—	(48,986)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,908)	32,687	(2,074)	—	(22,295)
MINORITY INTEREST IN LOSSES	—	—	—	180	180
BENEFIT FOR INCOME TAXES	(7,513)	—	—	—	(7,513)

NET (LOSS) INCOME	$(45,395)	$32,687	$(2,074)	$180	$(14,602)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Net cash (used in) provided by operating activities	$(24,519)	$86,505	$1,214	$—	$63,200

Investing activities:
Purchases of property, plant and equipment	(1,687)	(20,177)	(678)	—	(22,542)
Acquisitions of businesses, net of cash acquired	—	(69,432)	(115)	—	(69,547)
Proceeds from disposal of property, plant, and equipment	—	2,145	—	—	2,145
Investment in unconsolidated affiliates	—	(200)	—	—	(200)
Other	(819)	775	(186)	—	(230)

Net cash used in investing activities	(2,506)	(86,889)	(979)	—	(90,374)

Financing activities:
Proceeds from senior credit facility	38,000	—	—	—	38,000
Repayments of senior credit facility	(38,000)	—	—	—	(38,000)
Repayments of other long and short-term debt	(6,645)	(48)	—	—	(6,693)
Swap agreement unwind proceeds	6,163	—	—	—	6,163
Dividends paid	(833)	—	—	—	(833)
Proceeds from issuances of stock	135	—	—	—	135
Other	(1,528)	—	—	—	(1,528)

Net cash used in financing activities	(2,708)	(48)	—	—	(2,756)

Net (decrease) increase in cash and cash equivalents	(29,733)	(432)	235	—	(29,930)
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$33,544	$—	$770	$—	$34,314

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2001

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Net cash provided by operating activities	$30,807	$26,011	$385	$—	$57,203

Investing activities:
Purchases of property, plant and equipment	(1,471)	(25,399)	(1,189)	—	(28,059)
Acquisitions of businesses, net of cash acquired	—	(34)	—	—	(34)
Proceeds from disposal of property, plant, and equipment, net	—	267	—	—	267
Other	74	49	313	—	436

Net cash used in investing activities	(1,397)	(25,117)	(876)	—	(27,390)

Financing activities:
Proceeds from note issuance	291,200	—	—	—	291,200
Proceeds from senior credit facility	18,000	—	—	—	18,000
Repayments of senior credit facility	(212,000)	—	—	—	(212,000)
Repayments of other long and short –term debt	(66,277)	(833)	—	—	(67,110)
Swap agreement unwind proceeds	9,093	—	—	—	9,093
7.74% senior notes prepayment penalty	(3,565)	—	—	—	(3,565)
Dividends paid	(8,870)	—	—	—	(8,870)
Other	(1,052)	(165)	—	—	(1,217)

Net cash provided by (used in) financing activities	26,529	(998)	—	—	25,531

Net increase (decrease) in cash and cash equivalents	55,939	(104)	(491)	—	55,344
Cash and cash equivalents at beginning of period	7,338	536	1,026	—	8,900

Cash and cash equivalents at end of period	$63,277	$432	$535	$—	$64,244

14. Segment Information

     The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding carton and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 6.6%, 7.3% and 6.4% of the Company’s sales for 2002, 2001 and 2000, respectively.

     Operating income includes all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative and unallocated information systems expenses.

     Identifiable assets are accumulated by facility within each business segment. Corporate assets consist primarily of cash and cash equivalents; refundable income taxes; property, plant and equipment; and investments in unconsolidated affiliates.

     The following table presents certain business segment information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Sales (aggregate):
Paperboard	$489,775	$462,326	$566,060
Tube, core, and composite container	292,716	265,985	281,613
Carton and custom packaging	321,386	325,743	309,118

Total	$1,103,877	$1,054,054	$1,156,791

Less sales (intersegment):
Paperboard	$148,766	$135,854	$136,796
Tube, core, and composite container	4,344	3,921	4,389
Carton and custom packaging	841	593	991

Total	$153,951	$140,368	$142,176

Sales (external customers):
Paperboard	$341,009	$326,472	$429,264
Tube, core, and composite container	288,372	262,064	277,224
Carton and custom packaging	320,545	325,150	308,127

Total	$949,926	$913,686	$1,014,615

Operating income:
Paperboard (A)	$12,415	$31,418	$28,477
Tube, core, and composite container	11,579	7,051	18,483
Carton and custom packaging (B)	1,123	2,706	8,673

	25,117	41,175	55,633
Corporate expense (C)	(19,137)	(14,484)	(13,768)

Operating income	5,980	26,691	41,865
Interest expense	(38,115)	(41,153)	(34,063)
Interest income	1,652	986	412
Gain (loss) on extinguishment of debt	87	(4,305)	—
Equity in income (loss) of unconsolidated affiliates	2,488	(2,610)	6,533
Other, net	130	(1,904)	(918)

(Loss) income before income taxes and minority interest	(27,778)	(22,295)	13,829
Minority interest in losses (income)	235	180	(169)
(Benefit) provision for income taxes	(9,623)	(7,513)	5,485

Net (loss) income	$(17,920)	$(14,602)	$8,175

Identifiable assets:
Paperboard	$410,534	$400,035	$429,646
Tube, core, and composite container	202,441	134,462	134,069
Carton and custom packaging	236,796	252,207	275,408
Corporate	135,443	174,277	94,974

Total	$985,214	$960,981	$934,097

Depreciation and amortization:
Paperboard	$29,272	$35,916	$36,623
Tube, core, and composite container	6,723	7,537	7,196
Carton and custom packaging	13,456	16,827	15,531
Corporate	4,795	4,060	1,508

Total	$54,246	$64,340	$60,858

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$13,992	$15,334	$28,953
Tube, core, and composite container	2,347	6,536	12,274
Carton and custom packaging	4,516	4,718	15,495
Corporate	1,687	1,471	1,584

Total	$22,542	$28,059	$58,306

(A)	Results for 2002 include a charge to operations of $985 thousand related to the revised estimate of fixed asset disposals at the Camden and Chicago paperboard mills. Results for 2002 also include a charge to operations of $9.4 million for restructuring costs related to the closing of the Halifax Paper Board Co. in Roanoke Rapids, North Carolina ($3.4 million) and the consolidation of Carolina Converting, Inc. in Fayetteville, North Carolina into Carolina Component Concepts in Mooresville, North Carolina ($6.0 million). Results for 2001 include a charge to operations of $4.4 million for restructuring costs related to the closing of the Chicago, Illinois paperboard mill. Results for 2001 also include a $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill. Results for 2000 include charges to operations of $6.9 million and $8.6 million for restructuring costs related to the closing of the Baltimore, Maryland and Camden, New Jersey paperboard mills, respectively. These were related to the paperboard segment and are reflected in the segment’s operating income. (Note 15)

(B)	Results for 2002 include a charge to operations of $2.4 million for restructuring costs related to the restructuring of the Ashland Carton Plant. Results for 2001 include a charge to operations of $2.6 million related to the consolidation of the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant. These were related to the carton and custom packaging segment and are reflected in the segment’s operating income. (Note 15)

(C)	Results for 2000 include a nonrecurring charge of $1.3 million related to the settlement of a dispute over abandoned property.

15. Restructuring and Other Costs

2002 Restructuring Costs

     In June 2002 the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision while the Camden mill overestimated the fixed asset write-off and recorded a credit of $500 thousand.

     In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the 2002 decision to permanently close and dismantle the mill based on the current and foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million noncash write-down of assets to estimated net realizable value and a $370 thousand accrual for other exit costs. As of December 31, 2002, 2 salaried employees remained at the mill to administer benefits and manage the dismantling of the mill and marketing the real estate. No accrual for severance costs was recorded because the plan was not communicated to the employees until the first quarter of 2003. The remaining other exit costs are expected to be paid by December 31, 2003. The Company is currently marketing the property.

     In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included a $2.4 million noncash impairment charge for assets and a $3.6 million accrual for other exit costs. A substantial portion of the other exit costs is related to a real estate lease for which no future economic benefit will be derived. No accrual for severance costs was recorded because the plan was not communicated to the employees until the first quarter of 2003. The Carolina Converting, Inc. facility will cease operations in the first quarter of 2003. The other exit costs will be paid through the end of 2006, the end of the real estate lease. The Company will complete the exit plan upon fulfilling its obligations under the real estate lease which will end December 2006.

     Also in December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included a noncash impairment charge of $1.2 million for assets, a $494 thousand accrual for severance and termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs. The remaining other exit costs are expected to be paid by December 31, 2003.

2001 Restructuring Costs

     In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The $4.4 million charge included a $2.2 million noncash asset impairment write-down of fixed assets to estimated net realizable value and a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989 thousand accrual for other exit costs. The remaining other exit costs are expected to be paid by December 31, 2003. As of December 31, 2002, one employee remained to assist in the closing of the mill. The Company has completed the exit plan with the exception of the sale of the property. The property is being actively marketed for sale at a price that is reasonable in relation to its fair value. The mill closure did not have a material impact on the Company’s operating performance.

     In March 2001, the Company initiated a plan to consolidate the operations of the Salt Lake City, Utah carton plant into the Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million noncash asset impairment write-down of fixed assets to estimated net realizable value and a $464 thousand accrual for severance and termination benefits for 5 salaried and 31 hourly employees terminated in connection with this plan as well as a $422 thousand accrual for other exit costs. All exit costs were paid as of December 31, 2001, and the exit plan was completed.

2000 Restructuring and Other Costs

     In February 2000, the Company initiated a plan to close its paperboard mill located in Baltimore, Maryland and recorded a pretax charge to operations of approximately $6.9 million. The plan to close the mill was adopted in conjunction with the Company’s ongoing efforts to increase manufacturing efficiency and reduce costs in its mill system. The $6.9 million charge included a $5.7 million noncash asset impairment write-down of fixed assets to estimated net realizable value. The charge also included a $604 thousand accrual for severance and termination benefits for 21 salaried and 83 hourly employees terminated in connection with this plan and a $613 thousand accrual for other exit costs. All exit costs were paid as of December 31, 2000. As of December 31, 2002, one employee remained to assist in marketing the land and building. The Company has completed the exit plan with the exception of the sale of the property. The property is being actively marketed for sale at a price that is reasonable in relation to its fair value. The mill closure did not have a material impact on the Company’s operations.

     In September 2000, the Company initiated a plan to close its paperboard mill located in Camden, New Jersey and recorded a pretax charge to operations of approximately $8.6 million. The mill experienced a slowdown in gypsum facing paper shipments during the third quarter of 2000, and the shut down was precipitated by the refusal of the Company’s largest gypsum facing paper customer to continue purchasing facing paper under a long-term supply agreement. The $8.6 million charge included a $7.0 million noncash asset impairment write-down of fixed assets to estimated net realizable value and a $558 thousand accrual for severance and termination benefits for 19 salaried and 46 hourly employees terminated in connection with this plan as well as a $968 thousand accrual for other exit costs. All exit costs were paid as of June 30, 2002. As of December 31, 2002, no employees remained at the mill. The Company has completed the exit plan with the exception of the sale of the property. The property is being actively marketed for sale at a price that is reasonable in relation to its fair value. The mill closure did not have a material impact on the Company’s operating performance.

     In December 2000, the Company recognized a charge of $1.3 million related to the settlement of a dispute over abandoned property.

     The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2002, 2001 and 2000:

		Severance and
		Other			Total Restructuring
	Asset	Termination	Other Exit	Restructuring	and Impairment
	Impairment	Benefits	Costs	Liability	Charge

2000 charges	$12,734	$1,162	$2,881	$4,043	$16,777

Expenditures		(984)	(2,259)	(3,243)

Liability balance, December 31, 2000		$178	$622	$800

2001 charges	$3,987	$1,685	$1,411	$3,096	$7,083

Expenditures		(1,863)	(1,567)	(3,430)

Liability balance, December 31, 2001		$—	$466	$466

2002 charges	$7,591	$494	$4,628	$5,122	$12,713

Expenditures		—	(289)	(289)

Liability balance, December 31, 2002		$494	$4,805	$5,299

16. Disclosures About Fair Value of Financial Instruments

     The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair	Carrying
	Value	Amount(1)

9 7/8 % senior subordinated notes	$294,975	$286,333
7 1/4 % senior notes	28,420	25,745
7 3/8 % senior notes	191,318	195,674

	$514,713	$507,752

(1)	The carrying amount excludes the $15.1 million adjustment for the fair value of the interest rate swap agreements discussed in Note 6.

17. Related Party

     The Company’s Chairman of the Board of Directors is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel which performed services for the company during the last two years. The amount of fees paid were $1.1 million and $1.9 million for the years ended December 31, 2002 and 2001.

18. Subsequent Events

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

     Also in January 2003, the Company completed the purchase of its venture partners 50% of equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, will become a part of the Industrial & Consumer Products Group.

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

     On March 28, 2003, the Company completed a sixth amendment to its senior credit facility. This amendment increased the Company's maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered the Company's minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered the Company's minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered the Company's maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with the leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to the Company's defined benefit pension plan. This amendment also increases to $43.0 million our subfacility for the issuance of letters of credit under the facility, in order to permit the Company to obtain a letter of credit to replace its Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed our maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable the Company to avoid possible violations of its leverage ratio covenant for the third and fourth quarters of 2003, our fixed charge coverage ratio covenant for all quarters during 2003 and its net worth covenant for the second quarter of 2003.

     In exchange for these modifications, the Company's lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2003 equal to 1.0% of the aggregate commitments under the facility. The Company's lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company's net hedging obligations owed to lenders under the facility and by the amount of the Company's guarantee obligations under its joint venture guarantees that are not secured or replaced by letters of credit. Additionally, the Company will not be permitted to borrow or request the issuance of letters of credit under the facility unless the Company has less than $10.0 million in freely available cash and cash equivalents on its consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires the Company to prepay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. The amendment further requires the Company to provide consolidated financial statements and joint venture financial statements to the lenders on a monthly basis. Finally, the amendment prohibits the Company from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless the Company's fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates the Company's ability to pay dividends or repurchase shares of our stock.

     In connection with this amendment, the Company was also required to amend its security agreement to provide for a springing lien on its machinery and equipment that will become effective on July 1, 2003.

     Prior to this amendment to the Company’s senior credit facility, its Standard Gypsum joint venture guarantee contained financial maintenance covenants that were identical to those contained in its senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modifications that the Company made under the amendment to the senior credit facility. In order to avoid an event of default under that guarantee, the Company obtained a letter of credit under its senior credit facility in the face amount of $28.4 million. This letter of credit, which expires on January 15, 2004, is issued in favor of the Standard Gypsum lenders and replaces the Company’s guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated the Company’s guarantee agreement and released its security interests in the Company’s accounts receivable and inventory. The Company must also pay a fee on October 28, 2003 in the amount of 2% of the full amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit may be drawn in the event of a default under the Standard Gypsum credit facility.

     Concurrently with the amendments to the Company’s senior credit facility and the issuance of the letter of credit to the Standard Gypsum lenders as described above, the Company entered into an amendment of its Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to the Company’s senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring the Company to fund Premier Boxboard's operations from its internal cash flow and from any cash contributions that the Company and its joint venture partner are permitted to make. In addition, the Company will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstandings under the facility are fully paid.

     In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company expects to record a restructuring charge of approximately $5.0 million in connection with this closure. The Buffalo mill had an annual production capacity of approximately 72 thousand tons. In 2002, the mill operated at approximately 50% of capacity and recorded approximately $9.0 million in trade sales. Buffalo sales will be transferred to the Company’s other paperboard mills.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Caraustar Industries, Inc.
Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2002 and 2001 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 and 2001 financial statements and financial statement schedule based on our audits. We did not audit the 2002 financial statements of Standard Gypsum LP, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $9,605,000 in Standard Gypsum’s net assets at December 31, 2002 and in $8,182,000 in that company’s net income for the year then ended are included in the accompanying consolidated financial statements. The financial statements of Standard Gypsum were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company is based solely on the report of such other auditors. The financial statements and financial statement schedule of the Company as of December 31, 2000 and for the year then ended, before the revisions described in Note 4 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated 2002 and 2001 financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002.

As discussed above, the consolidated financial statements and financial statement schedule of the Company as of December 31, 2000 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and adopted the provisions of SFAS 142 as of January 1, 2002. These consolidated financial statements have been revised to include the transitional disclosures required by SFAS 142. Our audit procedures with respect to the 2000 disclosures in Note 4 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts.

In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements and financial statement schedule of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 3, 2003
(March 28, 2003 as to Note 18)

The following reports of Arthur Andersen LLP (“Andersen”) are copies (which have not been manually signed) of the reports previously issued by Andersen on February 5, 2002. The reports of Andersen are included in this annual report on Form 10-K pursuant to rule 2-02(e) of regulation S-X. The Company has not been able to obtain reissued reports from Andersen. Andersen has not consented to the inclusion of its reports in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its reports in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired. See Note to Exhibit 23.01 in the Exhibit Index following the signature page.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 5, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 8, 2002, the Company filed a current report on Form 8-K to report certain information with respect to the changes in its independent public accounts Deloitte & Touche LLP. Otherwise, the Company has had no change in, or disagreements on accounting or financial disclosure matters with, its independent public accountants to report under this Item 9.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

     Information contained under the caption “Executive Compensation” in the Proxy Statement, except the item captioned “Compensation Committee Report” is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Russell M. Robinson, II, Chairman of the Company’s Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 116,000 of the Company’s common shares as of March 14, 2003.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”), and our internal controls and procedures for financial reporting (“internal controls”). Disclosure controls mean those controls and other procedures that are designed for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls are procedures designed for the purpose of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. This evaluation was performed under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer.

     Immediately following the signature pages of this annual report are “certifications” of our Chief Executive Officer and Chief Financial Officer, which are required to be furnished by SEC rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The information discussed in this section of our annual report relates to the evaluations of disclosure controls and internal controls referenced in these certifications and should be read in conjunction with these certifications.

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

     In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. The Company is implementing improvements to its policies and has engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual internal controls certification that will be required as of December 31, 2003 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls generally.

     In accordance with SEC requirements, our Chief Executive Officer and Chief Financial Officer note that, since the date of their above-referenced evaluation, otherwise than as discussed above, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the disclosures and limitations noted above, our disclosure controls are effective to timely alert management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to Caraustar and its consolidated subsidiaries, required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a.     Documents filed as part of the Report

(1) The following financial statements of the Company and Report of Independent Auditor’s Report are included in Part II, Item 8 above.

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Report of Independent Auditor’s Report

Independent Auditor’s Report of Deloitte and Touch LLP for the consolidated financial statements and consolidated financial statement schedule as of December 31, 2001 and 2002 and for the two years then ended and the Report of Independent Public Accountants of Arthur Andersen LLP as of December 31, 2001 and 2000 and for the three years then ended.

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

     b.     Reports on Form 8-K.

We filed one current report on Form 8-K, which we amended by filing a subsequent current report on Form 8-K/A, and furnished Regulation FD disclosure in four other current reports during the quarter ending December 31, 2002.

The first report, filed on October 9, 2002, furnished information regarding the hiring of Ronald J. Domanico as Vice President and Chief Financial Officer.

The second report, filed on October 15, 2002 announced the acquisition of certain assets of the Industrial Packaging Group of Jefferson Smurfit Corporation (U.S.), a wholly owned subsidiary of Smurfit-Stone Container Corporation.

The third report, filed on October 29, 2002, furnished the contents of our press release announcing our financial results for the third quarter of 2002.

The fourth report, dated November 14, 2002, furnished the Certifications of Thomas V. Brown, its President and Chief Executive Officer, and Ronald J. Domanico, its Vice President and Chief Financial Officer, with respect to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002

The fifth report, filed November 19, 2002, furnished excerpts from a management presentation under Item 9 of Form 8-K.

The final report, filed December 16, 2002, amended the Form 8-K filed on October 15, 2002, which announced the acquisition of certain assets of the Industrial Packaging Group of Jefferson Smurfit Corporation (U.S.). This amended report included the financial statements of the Industrial Packaging Group of Jefferson Smurfit (U.S.) as of and for the year ended December 31, 2001 as required by Item 7(a) of Form 8-K.

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2000, 2001 and 2002
(In Thousands)

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions*	End of Year

2000: Allowances for doubtful accounts receivable, returns and discounts	$2,418	$10,723	$(9,809)	$3,332
2001: Allowances for doubtful accounts receivable, returns and discounts	$3,332	$9,091	$(8,173)	$4,250
2002: Allowances for doubtful accounts receivable, returns and discounts	$4,250	$10,082	$(8,946)	$5,386

*	Principally charges for which reserves were provided, net of recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico

Ronald J. Domanico Vice President and Chief Financial Officer

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on.

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

1.     I have reviewed this annual report on Form 10-K of Caraustar;

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

b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

CERTIFICATIONS

I, Ronald J. Domanico, Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of Caraustar;

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

b) evaluated the effectiveness of Caraustar’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Ronald J. Domanico Vice President and Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])
4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])
10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646]
10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.07	—	Amendment No. 4 to Credit Agreement, dated as of September 23, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.07 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])

Exhibit
No.		Description

10.08	—	Amendment No. 5 to Credit Agreement, dated as of December 27, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.09	—	Amendment No. 6 to Credit Agreement, dated as of March 28, 2003, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.9 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.10	—	Security Agreement, dated as of September 23, 2002, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646})
10.11	—	First Amendment to Security Agreement, dated as of March 28, 2003, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.11 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.12*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.13*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.14*	—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.15*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.16*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])
10.17*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.18*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.19*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.20	—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])
10.21	—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.22	—	Fifth Amendment to Guaranty Agreement, dated as of September 20, 2002, of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.23	—	Seventh Amendment to Guaranty Agreement, dated as of March 28, 2003, of the Company in favor of SunTrust Bank (Incorporated by reference — Exhibit 10.23 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.24	—	Third amendment to Amended and Restated Revolving Credit Agreement, dated as of March 28, 2003, between Premier Boxboard Limited LLC and SunTrust Bank (Incorporated by reference — Exhibit 10.24 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.25	—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.26	—	Revised Fifth Amendment to Parent Guaranty, dated as of September 23, 2002, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.27	—	First Agreement Regarding Amendments to Loan Documents, dated as of March 28, 2003, among Standard Gypsum L.L.C., Temple-Inland, Inc., Temple-Inland Forest Products Corporation, the Company and Toronto Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.27 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.28	—	Irrevocable Standby Letter of Credit, dated March 28, 2003, in favor of Toronto Dominion (Texas), Inc. upon application of the Company (Incorporated by reference — Exhibit 10.28 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])
10.29	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.30	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])
10.31		Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference – Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)
10.32	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference – Exhibit 10.25 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.33*	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough (Incorporated by reference – Exhibit 10.26 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

Exhibit
No.		Description

10.34*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.35*	—	Resignation Agreement, dated October 8, 2002, between the Company and Henry L. Thrash, III (Incorporated by reference – Exhibit 10.28 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.36	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference – Exhibit 10.29 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
10.37#*	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.30 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])
12.01†	—	Computation of Ratio of Earnings to Fixed Charges
21.01†	—	Subsidiaries of the Registrant
23.01	—	Consent of Arthur Andersen LLP (omitted Pursuant to Rule 437a)**
23.02†	—	Consent of Deloitte and Touche LLP
23.03†	—	Consent of Ernst & Young LLP (with respect to financial statements of Smurfit Industrial Packaging Group (a business unit of Jefferson Smurfit Corporation (U.S.)) as of and for the years ended December 31, 2001)
23.04†	—	Consent of Ernst & Young LLP (with respect to financial statements of Standard Gypsum LP as of and for the year ended December 28, 2002)
99.01***	—	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02***	—	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.03	—	Entire contents of Items 2 and 7 of Form 8-K/A filed December 16, 2002 (financial statements and related information with respect to Smurfit Industrial Packaging Group (a business unit of Jefferson Smurfit Corporation (U.S.)). (Incorporated by reference — Form 8-K/A filed December 16, 2002 [SEC File No. 0-20646])
99.04†	—	Financial statements of Standard Gypsum LP as of and for the year ended December 28, 2002

† Filed herewith

*	Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.

#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, H. Lee Thrash, III, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals

**	Because the Company has not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen LLP to the inclusion of their reports dated February 5, 2002 in this 10-K (copies of which have been reproduced in this 10-K) and to the incorporation by reference of such reports into the Company’s previously filed registration statements, the Company has dispensed with the filing of their consent in reliance on Rule 437a under the Securities Act. Because Arthur Andersen LLP has not consented to the inclusion of their report in this Report on Form 10-K or in such registration statements, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act, or under other rules or theories of liability under federal or state securities laws, based on any untrue statement of a material fact contained in the Company’s financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated in those financial statements. Additional information regarding the risks associated with the Company’s former engagement of Arthur Andersen LLP as its independent auditors is contained in this Report under “— Risk Factors—The conviction of our former independent auditors, Arthur Andersen, LLP on federal obstruction of justice charges may adversely after Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing service to us and may impede our access to the capital markets” and in the Company’s periodic reports filed with the Securities and Exchange Commission.

***	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as part of, this Annual Report on Form 10-K.