Form 10-Q
period 2003-03-31
CARAUSTAR INDUSTRIES INC
filed 2003-05-14
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, May 9, 2003.

Common Stock, $.10 par value	27,910,819

(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

CARAUSTAR INDUSTRIES, INC.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,001	$34,314
Receivables, net of allowances	109,668	106,149
Inventories	109,699	107,644
Refundable income taxes	752	14,926
Other current assets	10,767	8,498

Total current assets	277,887	271,531

PROPERTY, PLANT AND EQUIPMENT:
Land	14,495	14,337
Buildings and improvements	149,258	150,565
Machinery and equipment	632,050	643,863
Furniture and fixtures	14,967	14,894

	810,770	823,659
Less accumulated depreciation	(373,534)	(380,264)

Property, plant and equipment, net	437,236	443,395

GOODWILL	180,629	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	51,651	52,830

OTHER ASSETS	35,088	36,913

	$982,491	$985,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$70
Accounts payable	64,435	60,027
Accrued liabilities	58,420	58,456
Accrued pension	11,279	11,279

Total current liabilities	134,204	129,832

SENIOR CREDIT FACILITY	—	—

LONG-TERM DEBT, less current maturities	531,209	532,715

DEFERRED INCOME TAXES	59,193	60,630

PENSION LIABILITY	16,232	13,572

DEFERRED COMPENSATION	1,480	1,500

OTHER LIABILITIES	4,659	4,584

MINORITY INTEREST	705	700

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 27,910,819 and 27,906,674 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	2,791	2,791
Additional paid-in capital	182,284	182,224
Retained earnings	72,438	79,566
Accumulated other comprehensive loss	(22,704)	(22,900)

	234,809	241,681

	$982,491	$985,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For The Three Months Ended March 31,

	2003	2002

SALES	$252,902	$218,902
COST OF SALES	206,346	175,493

Gross profit	46,556	43,409
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	43,594	33,995
RESTRUCTURING COSTS	4,332	—

Operating (loss) income	(1,370)	9,414
OTHER (EXPENSE) INCOME:
Interest expense	(10,337)	(9,302)
Interest income	201	376
Gain on extinguishment of debt	—	87
Equity in income of unconsolidated affiliates	20	3
Other, net	98	134

Total other expense	(10,018)	(8,702)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(11,388)	712
MINORITY INTEREST IN (INCOME) LOSSES	(5)	23
(BENEFIT) PROVISION FOR INCOME TAXES	(4,265)	236

NET (LOSS) INCOME	$(7,128)	$499

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	196	(55)

Comprehensive (loss) income	$(6,932)	$444

BASIC
NET (LOSS) INCOME PER COMMON SHARE	$(0.26)	$0.02

Weighted average number of shares outstanding	27,911	27,857

DILUTED
NET (LOSS) INCOME PER COMMON SHARE	$(0.26)	$0.02

Diluted weighted average number of shares outstanding	27,911	27,888

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2003	2002

Cash (used in) provided by
Operating activities:
Net (loss) income	$(7,128)	$499
Gain from extinguishment of debt	—	(87)
Depreciation and amortization	7,748	15,492
Disposal of property, plant and equipment	294	253
Restructuring costs	5,627	—
Other noncash adjustments	(1,383)	189
Equity in income of unconsolidated affiliates, net of distributions	480	997
Changes in operating assets and liabilities	10,457	(1,277)

Net cash provided by operating activities	16,095	16,066

Investing activities:
Purchases of property, plant and equipment	(6,290)	(5,832)
Acquisitions of businesses, net of cash acquired	(707)	—
Proceeds from disposal of fixed assets	134	22
Other, net	—	692

Net cash used in investing activities	(6,863)	(5,118)

Financing activities:
Repayments of long-term debt	—	(6,581)
Proceeds from swap agreement unwind	4,264	—
Dividends paid	—	(833)
Other	(809)	(328)

Net cash provided by (used in) financing activities	3,455	(7,742)

Net change in cash and cash equivalents	12,687	3,206
Cash and cash equivalents at beginning of period	34,314	64,244

Cash and cash equivalents at end of period	$47,001	$67,450

Supplemental Disclosures:
Cash payments for interest	$850	$3,167

Cash payments for income taxes	$237	$22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year balances to conform with the 2003 presentation.  Freight costs were reported as a single caption in 2002 and are now classified as a component of cost of sales for 2002 and 2003.

Note 2. New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 effective January 1, 2003 and is accounting for current exit and disposal activities in accordance with this pronouncement. The impact of the adoption of this statement has resulted in the accrual of liabilities as incurred.

On December 31, 2002 the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123.

In addition, regardless of the method a company elects to account for stock-based compensation arrangements, SFAS No. 148 requires additional disclosures in the footnotes of both interim and annual financial statements regarding the method the Company uses to account for stock-based compensation and the effect of such method on the Company’s reported results.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, interim pro forma information regarding net income and earnings per share is required by SFAS No. 148, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

2002

Risk-free interest rate	3.39% — 4.94%
Expected dividend yield	0%
Expected option lives	8-10 years
Expected volatility	39%

The total fair values of the options granted during the year ended December 31, 2002 were computed to be approximately $2.3 million, which would be amortized over the vesting period of the options. As of March 31, 2003 no additional options had been granted.  If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported and pro forma net (loss) income and net (loss) income per share for the three months ended March 31, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net (loss) income:
As reported	$(7,128)	$499
Pro forma	$(8,144)	$(504)
Diluted (loss) income per common share:
As reported	$(0.26)	$0.02
Pro forma	$(0.29)	$(0.02)

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003. The adoption of this pronouncement did not have a material effect on  the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB 51” (“FIN 46”).  The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE.  The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003.  The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise maintains an interest after that date.  The Company believes that adoption of this interpretation will not impact its condensed consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Acquisitions

Each of the following acquisitions is being accounted for under the purchase method of accounting, applying the provisions of Statements of Financial Accounting Standards No. 141. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill.  Actual allocation of goodwill and other identifiable assets may change during the allocation period, generally one year following the date of the acquisition.  The financial statements reflect the operating results of the acquired businesses for the periods after their respective dates of acquisition.

              Smurfit Industrial Packaging Group

On September 30, 2002, the Company acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group (“Smurfit”), a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. Goodwill of approximately $32.0 million and intangible assets of approximately $8.7 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition.  The intangible assets are associated with the value of acquired customer relationships and will be amortized over 15 years.

Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants.  These facilities are located in 16 states across the U.S. and in Canada.  The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market.  In conjunction with the acquisition, the Company is evaluating its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies.  As of March 2003, the Company announced the closure of six tube plants, including the four closures communicated in December 2002.  The Company expects to continue the evaluation throughout 2003.

The following unaudited pro forma financial data gives effect to the acquisition of Smurfit Industrial Packaging Group as if it had occurred on January 1, 2002.  The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the Smurfit Industrial Packaging Group acquisition had been effected at that date (in thousands, except per share amounts):

Three Months Ended March 31,

2002

Total revenues	$254,858
Net (loss) income	$1,873
Net (loss) income per share:
Basic	$0.07
Diluted	$0.07

              Caraustar Northwest

In January 2003, the Company completed the purchase of its venture partner’s 50% interests in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of the Industrial & Consumer Products Group.

Note 4. Inventory

Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. The Company estimates write-offs for inventory obsolescence and shrinkage based on management’s judgment of future realization.  All inventories are valued using the first-in, first-out method.

Inventories at March 31, 2003 and December 31, 2002 were as follows (in thousands):

	March 31, 2003	December 31, 2002

Raw materials and supplies	$46,289	$46,781
Finished goods and work in process	63,410	60,863

Total inventory	$109,699	$107,644

Note 5. Senior Credit Facility and Other Long-Term Debt

At March 31, 2003 and December 31, 2002, total long-term debt consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Senior credit facility	$—	$—
9 7/8 senior subordinated notes	293,822	295,312
7 3/8 senior notes	201,755	201,848
7 1/4 senior notes	25,822	25,745
Other notes payable	9,880	9,880

Total debt	531,279	532,785
Less current maturities	(70)	(70)

Total long-term debt	$531,209	$532,715

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $47.0 million, subject to borrowing base requirements established by eligible accounts receivable and inventory.  The facility includes subfacilities of $10.0 million for swingline loans and $43.0 million for letters of credit, usage of which reduces availability under the facility. The facility matures on April 1, 2004. As of March 31, 2003 and December 31, 2002, no borrowings were outstanding under the facility; however, an aggregate of $38.5 million and $10.0 million in letter of credit obligations were outstanding as of March 31, 2003 and December 31, 2002, respectively. The Company intends to use the remaining balance of the facility for working capital, capital expenditures and other general corporate purposes, if necessary. In conjunction with a previous amendment, the Company and its subsidiary guarantors under the senior credit facility granted a first priority security interest in the Company’s respective accounts receivable and inventory to secure its obligations under the credit facility and the Company’s obligations under its 50% credit support of the credit facilities of Standard Gypsum and Premier Boxboard.

Borrowings under the facility bear interest at a rate equal to our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin of 3.25% for Eurodollar rate loans and 2.00% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate that is set at 0.55%.

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

On March 28, 2003, the Company completed a sixth amendment to its senior credit facility. This amendment increased the Company’s maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered the Company’s minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered the Company’s minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered the Company’s maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with the leverage ratio and net worth covenants, this amendment also established a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. This amendment also increased to $43.0 million our subfacility for the issuance of letters of credit under the facility, in order to permit the Company to obtain a letter of credit to replace its Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed our maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable the Company to avoid possible violations of its leverage ratio covenant for the third and fourth quarters of 2003, its fixed charge coverage ratio covenant for all quarters during 2003 and its net worth covenant for the second quarter of 2003.

In exchange for these modifications, the Company’s lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004, and to pay a monthly fee beginning on July 1, 2003 equal to 1.0% of the aggregate commitments under the facility. The Company’s lenders also required the establishment of a borrowing base that restricts availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company’s net hedging obligations owed to lenders under the facility and by the amount of the Company’s guarantee obligations under its joint venture guarantees that are not secured or replaced by letters of credit. Additionally, the Company is not permitted to borrow or request the issuance of letters of credit under the facility unless the Company has less than $10.0 million in freely available cash and cash equivalents on its consolidated balance sheet both before and immediately after giving effect to the application of the proceeds of such borrowing. The amendment also requires the Company to prepay outstanding loans under the facility and/or cash collateralize outstanding letters of credit with the net cash proceeds from any issuance of debt or equity or, to the extent not reinvested in similar assets, from any sale of assets or insurance or condemnation award. Finally, the amendment prohibits the Company from incurring capital leases or other indebtedness, making acquisitions or other investments, or prepaying other indebtedness unless the Company’s fixed charge coverage ratio for the most recently reported fiscal quarter exceeds 1.50:1.0 (calculated on a pro forma basis with regard to acquisitions), and completely eliminates the Company’s ability to pay dividends or repurchase shares of our stock.

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

Senior Subordinated and Senior Notes

On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7 3/8% notes due June 1, 2009. The 7 3/8% notes were issued at a discount to yield an effective interest rate of 7.473% and pay interest semiannually. The 7 3/8% notes are unsecured obligations of the Company.

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. See “- Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 9 7/8% senior subordinated notes. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than two that are not wholly-owned.

Interest Rate Swap Agreements

During 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285.0 million. As described below, the Company unwound one of the swaps and a portion of another, leaving $100 million outstanding at March 31, 2003. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted a portion of the Company’s fixed rate 9 7/8% senior subordinated notes and a portion of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at March 31, 2003 for each of the Company’s interest rate swaps. The March 31, 2003 three-month LIBOR is presented for informational purposes only and does not represent the Company’s actual effective rates in place at March 31, 2003.

Debt Instrument	Notional Amount (000’s)	Fixed Spread	Three-Month LIBOR at March 31, 2003	Total Variable Rate

7 3/8 senior notes	$25,000	1.445%	1.288%	2.733%
7 3/8 senior notes	25,000	1.775	1.288	3.063
9 7/8 senior subordinated notes	50,000	4.495	1.288	5.783

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

In August 2002, the Company unwound its $185 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $5.5 million from the bank counter-party.  Simultaneously, the Company executed a new swap agreement with a fixed spread that was 17 basis points higher than the original swap agreement.  The new swap agreement is the same notional amount, has the same terms and covers the same notes as the original agreement.  In September 2002, the Company repaid the $5.5 million and entered into a new swap agreement that lowered the fixed spread by 7.5 basis points.

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

In January 2003, the Company effectively unwound $85.0 million of its $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning the Company’s rights and obligations under the swap to one of the Company’s lenders under the senior credit facility. In exchange, the Company received approximately $4.3 million. The Company will accrete this gain into interest expense over the remaining term of the notes, which will partially offset the increase in interest expense. The gain lowered the effective interest rate of the 9 7/8% senior subordinated notes from 9.8% to 9.5%.

Under the provisions of SFAS No. 133, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The aggregate fair value of the swap agreements of approximately $9.5 million as of March 31, 2003 and $15.2 million as of December 31, 2002 is classified as a component of long-term assets and with a corresponding adjustment to long-term debt in the accompanying balance sheet.

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

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

Sales (external customers):
Paperboard	$89,740	$74,568
Tube, core and composite container	89,121	64,858
Carton and custom packaging	74,041	79,476

Total	$252,902	$218,902

Sales (intersegment):
Paperboard	$44,363	$32,258
Tube, core and composite container	1,482	879
Carton and custom packaging	334	157

Total	$46,179	$33,294

Operating income (loss):
Paperboard(A)	$2,025	$9,015
Tube, core and composite container	2,189	3,121
Carton and custom packaging	(81)	775

Total	4,133	12,911
Corporate expense	(5,503)	(3,497)

Operating (loss) income	(1,370)	9,414
Interest expense	(10,337)	(9,302)
Interest income	201	376
Gain on extinguishment of debt	—	87
Equity in income of unconsolidated affiliates	20	3
Other, net	98	134

(Loss) income before minority interest and income taxes	$(11,388)	$712

(A)

Results include a first quarter 2003 charge to operations of $4.2 million for restructuring costs related to the closing of the Buffalo Paperboard mill located in Lockport, New York, a $72 thousand charge for severance and termination benefits at the Halifax Paperboard mill, located in Roanoke Rapids, North Carolina, and a $100 thousand charge related to severance and termination benefits related to Carolina Converting, Inc. located in Fayetteville, North Carolina (See Note 8).  These charges are related to the paperboard segment and are reflected in the segment’s operating results.

Note 7. Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company no longer amortizes goodwill, but instead reviews goodwill on at least an annual basis to determine if there is an impairment.

The following is a summary of the changes in the carrying amount of goodwill from December 31, 2002 to March 31, 2003:

	Paperboard	Carton and Custom Packaging	Tube, Core and Composite Containers	Total

Balance as of December 31, 2002	$82,688	$43,340	$54,517	$180,545
Goodwill acquired	—	—	84	84

Balance as of March 31, 2003	$82,688	$43,340	$54,601	$180,629

Intangible Assets

As of March 31, 2003 the Company had an other intangible asset of $8.2 million, net of $432 thousand of amortization, which is classified with other assets. Amortization expense for the three months ended March 31, 2003 was $142 thousand.  The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships.  This intangible asset is being amortized over 15 years.  Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2003	$578
2004	578
2005	578
2006	578
2007	578

$2,890

Note 8. Restructuring Costs

In June 2002 the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision while the Camden mill overestimated the fixed asset write-off and recorded a credit of $500 thousand. As of March 31 2003, an accrual of $85 thousand remained related to the Chicago mill’s other exit costs.

In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the 2002 decision to permanently close and dismantle the mill based on the current and foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million impairment charge and a $370 thousand accrual for other exit costs. As of March 31, 2002, there were no employees remaining at the mill.  During the first quarter of 2003, $72 thousand was accrued for severance and other termination benefits and as of March 31, 2003, $66 thousand had been paid, leaving an accrual of $6 thousand for severance and other termination benefits.  Also remaining at March 31, 2003 is an accrual of $295 thousand related to other exit costs. The remaining other exit costs are expected to be paid by December 31, 2003. The Company is currently marketing the property.

In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included a $2.4 million impairment charge for assets and a $3.7 million accrual for other exit costs. A substantial portion of the other exit costs is related to a real estate lease for which no future economic benefit will be derived. As of March 31, 2003, $100 thousand had been expensed and paid for severance and other termination benefits and an accrual of $3.7 million remained for other exit costs.  The Carolina Converting, Inc. facility ceased operations in the first quarter of 2003. The other exit costs will be paid through the end of 2006, the end of the real estate lease. The Company will complete the exit plan upon fulfilling its obligations under the real estate lease, which will end December 2006.

Also in December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included an impairment charge of $1.2 million for assets, a $494 thousand accrual for severance and termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs. As of March 31, 2003, an accrual of $379 thousand remained, consisting of $292 thousand for severance and other termination benefits and $87 thousand for other exit costs. The remaining other exit costs are expected to be paid by December 31, 2003.

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.2 million in connection with this closure. The $4.2 million charge included a $3.4 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $53 thousand accrual for other exit costs. As of March 31, 2003, 7 salaried employees remained at the mill to administer severance benefits, collect accounts receivable and dismantle machinery and equipment. All mill closure activities are expected to be completed by June 2003.  Buffalo’s sales will be transferred to the Company’s other paperboard mills.

The following is a summary of restructuring and other costs and the restructuring liability from January 1, 2002 to March 31, 2003 (in thousands):

	Asset Impairment	Severance and Other Termination Benefits	Other Exit Costs	Restructuring Liability	Total Restructuring and Impairment Charge

Liability balance, December 31, 2002		$494	$4,805	$5,299

First quarter 2003 charges	$3,437	$842	$53	$895	$4,332

Expenditures		(368)	(582)	(950)

Liability balance, March 31, 2003		$968	$4,276	$5,244

Note 9. (Loss) Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for (loss) income (in thousands, except share and per share information):

	Three Months Ended March 31,

	2003	2002

Calculation of Basic (Loss) Income Per Share:
Net (loss) income	$(7,128)	$499
Weighted average number of common shares outstanding	27,911	27,857

Basic (loss) income per share	$(0.26)	$0.02

Calculation of Diluted (Loss) Income Per Share:
Net (loss) income	$(7,128)	$499
Diluted weighted average number of common shares outstanding	27,911	27,888

Diluted (loss) income per share	$(0.26)	$0.02

Approximately 2.1 million and 1.8 million common stock equivalents are excluded from the three month periods ended March 31, 2003 and 2002, respectively. These common stock equivalents are excluded because they are antidilutive.

Note 10. Equity Interest in Unconsolidated Affiliate

The Company owns 50% of Standard Gypsum, L.P. (“Standard”).  Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland Forest Products Corporation, and is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company for the year ended December 31, 2002, Standard’s summarized income statement for the three month periods ended March 31, 2003 and 2002 is presented below (in thousands):

	Three Months Ended March 31,

	2003	2002

Sales	$22,374	$22,268
Gross profit	2,891	5,705
Operating income	2,114	4,824
Net income	1,562	4,142

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	As of March 31, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,592	$—	$409	$—	$47,001
Intercompany funding	76,269	(65,287)	(10,982)	—	—
Receivables, net of allowances	1,489	103,105	5,074	—	109,668
Intercompany accounts receivable	—	276	156	(432)	—
Inventories	—	103,262	6,437	—	109,699
Refundable income taxes	379	149	224	—	752
Other current assets	4,241	5,316	1,210	—	10,767

Total current assets	128,970	146,821	2,528	(432)	277,887

PROPERTY, PLANT AND EQUIPMENT	11,881	769,131	29,758	—	810,770
Less accumulated depreciation	(6,738)	(349,689)	(17,107)	—	(373,534)

Property, plant and equipment, net	5,143	419,442	12,651	—	437,236

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	594,506	131,245	—	(725,751)	—

GOODWILL, net	—	177,535	3,094	—	180,629

INVESTMENT IN UNCONSOLIDATED AFFILIATES	51,651	—	—	—	51,651

OTHER ASSETS	25,613	9,334	141	—	35,088

	$805,883	$884,377	$18,414	$(726,183)	$982,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$—	$—	$—	$70
Accounts payable	19,290	40,933	4,212	—	64,435
Accrued liabilities	19,479	37,104	1,837	—	58,420
Intercompany accounts payable	—	156	276	(432)	—
Accrued pension	11,279	—	—	—	11,279

Total current liabilities	50,118	78,193	6,325	(432)	134,204

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	523,009	8,200	—	—	531,209

DEFERRED INCOME TAXES	45,546	12,243	1,404	—	59,193

PENSION LIABILITY	16,232	—	—	—	16,232

DEFERRED COMPENSATION	1,427	53	—	—	1,480

OTHER LIABILITIES	—	4,659	—	—	4,659

MINORITY INTEREST	—	—	—	705	705

SHAREHOLDERS’ EQUITY:
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	207,950	601,777	7,922	(635,365)	182,284
Retained earnings	(18,816)	178,355	2,631	(89,732)	72,438
Accumulated other comprehensive loss	(22,313)	—	(391)	—	(22,704)

	169,551	781,029	10,685	(726,456)	234,809

	$805,883	$884,377	$18,414	$(726,183)	$982,491

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	As of December 31, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,544	$—	$770	$—	$34,314
Intercompany funding	80,940	(71,516)	(9,424)	—	—
Receivables, net of allowances	514	99,977	5,658	—	106,149
Intercompany accounts receivable	—	459	135	(594)	—
Inventories	—	102,698	4,946	—	107,644
Refundable income taxes	14,578	149	199	—	14,926
Other current assets	1,934	5,497	1,067	—	8,498

Total current assets	131,510	137,264	3,351	(594)	271,531

PROPERTY, PLANT, AND EQUIPMENT	11,660	782,734	29,265	—	823,659
Less accumulated depreciation	(6,220)	(357,259)	(16,785)	—	(380,264)

Property, plant, and equipment, net	5,440	425,475	12,480	—	443,395

INVESTMENT IN CONSOLIDATED SUBSIDARIES	594,464	129,849	—	(724,313)	—

GOODWILL, net	—	177,578	2,967	—	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	52,130	700	—	—	52,830

OTHER ASSETS	27,479	9,294	140	—	36,913

	$811,023	$880,160	$18,938	$(724,907)	$985,214

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$—	$—	$—	$70
Accounts payable	20,162	36,320	3,545	—	60,027
Accrued liabilities	12,184	43,336	2,936	—	58,456
Intercompany accounts payable	—	135	459	(594)	—
Accrued pension	11,279	—	—	—	11,279

Total current liabilities	43,695	79,791	6,940	(594)	129,832

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	524,515	8,200	—	—	532,715

DEFERRED INCOME TAXES	46,994	12,243	1,393	—	60,630

PENSION LIABILITY	13,572	—	—	—	13,572

DEFERRED COMPENSATION	1,447	53	—	—	1,500

OTHER LIABILITIES	—	4,584	—	—	4,584

MINORITY INTEREST	—	—	—	700	700

SHAREHOLDER’S EQUITY
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	207,891	600,379	7,922	(633,968)	182,224
Retained (deficit) earnings	(7,508)	174,013	2,747	(89,686)	79,566
Accumulated other comprehensive loss	(22,313)	—	(587)	—	(22,900)

	180,800	775,289	10,605	(725,013)	241,681

	$811,023	$880,160	$18,938	$(724,907)	$985,214

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Three Months Ended March 31, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

SALES	$—	$298,236	$9,255	$(54,589)	$252,902
COST OF SALES	—	253,517	7,418	(54,589)	206,346

Gross profit	—	44,719	1,837	—	46,556
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,637	36,061	1,896	—	43,594
RESTRUCTURING COSTS	—	4,332	—	—	4,332

Operating (loss) income	(5,637)	4,326	(59)	—	(1,370)
OTHER (EXPENSE) INCOME:
Interest expense	(10,257)	(76)	(104)	100	(10,337)
Interest income	301	—	—	(100)	201
Equity in income of unconsolidated affiliates	20	—	—	—	20
Other, net	—	51	47	—	98

	(9,936)	(25)	(57)	—	(10,018)

(LOSS) INCOME BEFORE MINORITY
INTEREST AND INCOME TAXES	(15,573)	4,301	(116)	—	(11,388)
MINORITY INTEREST IN INCOME	—	—	—	(5)	(5)
BENEFIT FOR INCOME TAXES	(4,265)	—	—	—	(4,265)

NET (LOSS) INCOME	$(11,308)	$4,301	$(116)	$(5)	$(7,128)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Three Months Ended March 31, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

SALES	$—	$251,837	$5,254	$(38,189)	$218,902
COST OF SALES	—	209,282	4,400	(38,189)	175,493

Gross profit	—	42,555	854	—	43,409
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	3,408	29,365	1,222	—	33,995

Operating (loss) income	(3,408)	13,190	(368)	—	9,414
OTHER (EXPENSE) INCOME:
Interest expense	(9,220)	(79)	(100)	97	(9,302)
Interest income	458	13	2	(97)	376
Gain on extinguishment of debt	87	—	—	—	87
Equity in income (loss) of unconsolidated affiliates	79	(76)	—	—	3
Other, net	—	130	4	—	134

	(8,596)	(12)	(94)	—	(8,702)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(12,004)	13,178	(462)	—	712
MINORITY INTEREST IN LOSSES	—	—	—	23	23
PROVISION FOR INCOME TAXES	236	—	—	—	236

NET (LOSS) INCOME	$(12,240)	$13,178	$(462)	$23	$499

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Three Months Ended March 31, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$9,870	$6,248	$(23)	$—	$16,095

Investing activities:
Purchases of property, plant and equipment	(277)	(5,675)	(338)	—	(6,290)
Acquisitions of businesses, net of cash acquired	—	(707)	—	—	(707)
Proceeds from disposal of fixed assets	—	134	—	—	134
Other, net	—	—	—	—	—

Net cash used in investing activities	(277)	(6,248)	(338)	—	(6,863)

Financing activities:
Proceeds from swap agreement unwind	4,264	—	—	—	4,264
Other	(809)	—	—	—	(809)

Net cash provided by financing activities	3,455	—	—	—	3,455

Net change in cash and cash equivalents	13,048	—	(361)	—	12,687
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$46,592	$—	$409	$—	$47,001

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Three Months Ended March 31, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$11,475	$4,057	$534	$—	$16,066

Investing activities:
Purchases of property, plant and equipment	(565)	(5,002)	(265)	—	(5,832)
Proceeds from disposal of fixed assets	—	22	—	—	22
Other, net	(222)	1,290	(376)	—	692

Net cash used in investing activities	(787)	(3,690)	(641)	—	(5,118)

Financing activities:
Repayments of long-term debt	(6,581)	—	—	—	(6,581)
Dividends paid	(833)	—	—	—	(833)
Other	(328)	—	—	—	(328)

Net cash used in financing activities	(7,742)	—	—	—	(7,742)

Net change in cash and cash equivalents	2,946	367	(107)	—	3,206
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$66,223	$799	$428	$—	$67,450

Note 12. Commitments and Contingencies

The Company is involved in certain litigation arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 13. Subsequent Event

Subsequent to March 31, 2003, the Company entered into a commitment with new lenders to replace its current $47.0 million facility with a new asset based revolving line of credit in the amount of $75.0 million secured primarily by accounts receivable and inventory.  The Company expects to close the new facility prior to June 30, 2003.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 41% in the first quarter of 2003. The remaining 59% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $85 during 2002 and $81 during the first quarter of 2003.

We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 2, “— Risk Factors – Our business and financial performance may be harmed by future increases in raw material costs.”

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton.  During the first quarter of 2003, energy costs were $66 per ton compared with $49 per ton in the first quarter of 2002, a 34.7 % increase.  The increase was due primarily to an increase in natural gas costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred.  As a result, our operating margins were adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last two years, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities.  During the third quarter of 2002, we acquired certain operating assets (excluding accounts receivable) of Smurfit-Stone’s Industrial Packaging Group.  In addition, during the first quarter of 2003 we completed the purchase of our venture’s partner’s interest in Caraustar Northwest, LLC located in Tacoma, WA.  See “Liquidity and Capital Resources – Acquisitions” below.

We are a holding company that currently operates our business through 25 subsidiaries at March 31, 2003. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.

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

Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, then we must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference will be written-off. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and results of operations.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-

insured workers compensation liability is estimated based on actual claims that are established by a third party administrator. The actual claims are then increased by factors that reflect our historical claim development. The “developed” claim is the liability that we record in our financial statements. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a lag factor. The lag factor represents claims that have been incurred and should be recorded as a liability, but have not been reported. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We record valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating losses carried forward and state tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could have a material negative impact on our statement of operations and our balance sheet.

Pension and Other Postretirement Benefits. We maintain a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During the quarter ended March 31, 2003, no contributions were made to the Pension Plan.  During 2003 we can make contributions to the Pension Plan between $0 and approximately $11.7 million. We currently plan to make the maximum deductible contribution of $11.7 million.

During 1996, we adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP was unfunded at March 31, 2003.

The determination of our pension expense and benefit obligation is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. Following is a summary of the significant assumptions we are using to determine our net periodic pension expense and the projected benefit obligation for 2003:

2003

Weighted average discount rate	6.75%
Weighted average expected rate of return on plan assets	9.00%
Weighted average rate of compensation increase	3.00%

In developing our weighted average discount rate, we evaluated input from our actuaries, including reviewing the rating and maturity of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Future actual pension expense and benefit obligation will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in our pension plans. A .25% change in the discount rate would result in a change in the minimum pension liability of approximately $2.2 million.  Based on our analysis of the rating and maturity of long term bonds and the input from our actuaries, we believe that a discount rate of 6.75% is reasonable.

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

Three Months Ended March 31, 2003 and 2002

The following table shows volume, gross paper margins and related data for the periods indicated. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines. Additional financial information is reported by segment in the notes to the condensed consolidated financial statements.

	Three Months Ended March 31,		Change	% Change

	2003	2002

Production source of paperboard tons sold (in thousands):
From paperboard mill production	256.1	227.0	29.1	12.8%
Outside purchases	33.9	32.0	1.9	5.9%

Total paperboard tonnage	290.0	259.0	31.0	12.0%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	62.3	44.4	17.9	40.3%
Outside purchases	10.8	5.6	5.2	92.9%

Tube, core and composite container converted products	73.1	50.0	23.1	46.2%
Unconverted paperboard	12.4	8.4	4.0	47.6%

Tube, core and composite container volume	85.5	58.4	27.1	46.4%
Folding carton volume
Paperboard (internal)	25.9	22.9	3.0	13.1%
Outside purchases	18.3	25.0	(6.7)	(26.8)%

Folding carton converted products	44.2	47.9	(3.7)	(7.7)%
Unconverted paperboard	75.4	58.7	16.7	28.4%

Folding carton volume	119.6	106.6	13.0	12.2%
Gypsum wallboard facing paper volume
Unconverted paperboard	29.3	39.7	(10.4)	(26.2)%
Other specialty products volume
Paperboard (internal)	16.2	16.4	(0.2)	(1.2)%
Outside purchases	4.8	1.4	3.4	242.9%

Other specialty converted products	21.0	17.8	3.2	18.0%
Unconverted paperboard	34.6	36.5	(1.9)	5.2%

Other specialty products volume	55.6	54.3	1.3	2.4%

Total paperboard tonnage	290.0	259.0	31.0	12.0%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$414	$394	$20	5.1%
Average same-mill recovered fiber cost	81	60	21	35.0%

Paperboard mill gross paper margin	$333	$334	$(1)	(0.3)%

Tube and core:
Average same-facility net selling price	$804	$771	$33	4.3%
Average same-facility paperboard cost	461	434	27	6.2%

Tube and core gross paper margin	$343	$337	$6	1.8%

Paperboard tonnage. Total paperboard tonnage for the first quarter of 2003 increased 12.0% to 290.0 thousand tons from 259.0 thousand tons in the first quarter of 2002. Excluding acquisitions completed during 2002 and 2003, total paperboard tonnage decreased 1.4% to 255.2 thousand tons. This decrease was primarily due to the following:

•

A decrease in unconverted paperboard to external customers in the gypsum facing and other specialty end use markets.  Including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum facing paper volume increased 1% compared to prior year.

•	A decrease in internal conversion of paperboard by the carton and custom packaging segment.

These decreases were offset by:

•	Higher sales of unconverted paperboard to external customers in the folding carton end-use market.

•	An increase in internal conversion by the tube, core and composite container segment.

Tons sold from paperboard mill production increased 12.8% for the first quarter of 2003 to 256.1 thousand tons, compared with 227.0 thousand tons for the same period last year. Total tonnage converted increased 19.5% for the first quarter of 2003 to 138.3 thousand tons compared to 115.7 thousand tons in the first quarter of 2002, and increased 2.6% from 2002, excluding acquisitions. Excluding acquisitions completed during 2002 and 2003, volumes in the folding carton and tube, core and composite container end-use markets increased 5.7% and 13.9%, respectively.

Sales. Our consolidated sales for the three months ended March 31, 2003 increased 15.5% to $252.9 million from $218.9 million in the same period of 2002 and 2003. Acquisitions completed during 2002 and 2003 accounted for $36.7 million of sales during 2003. These acquisitions included certain assets of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), Design Tubes Co., Ltd., and Caraustar Northwest, LLC. The results of operations for these acquisitions were included only from and after the date of the acquisition.  The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change

	2003	2002

Paperboard	$89,740	$74,568	$15,172	20.3%
Tube, core and composite container	89,121	64,858	24,263	37.4
Carton and custom packaging	74,041	79,476	(5,435)	(6.8)

Total	$252,902	$218,902	$34,000	15.5%

Paperboard Segment

Sales for the paperboard segment increased primarily due to acquisitions, combined with higher sales from our recovered fiber sales operations and other non-paperboard products.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions, combined with higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in volume, lower selling prices and lower contract packaging sales.

Gross Profit Margin. Gross profit margin for the first quarter of 2003 decreased to 18.4% of sales from 19.8% in 2002.  This margin decrease was primarily the result of higher raw material, energy, insurance and pension costs, partially offset by lower depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.6 million in the first quarter of 2003 compared to the first quarter of 2002.  This increase was a result of the following:

•	Selling, general and administrative expenses associated with acquired operations.

•	Costs of idling one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Higher pension and insurance costs.

•	Higher write-offs of uncollectible accounts receivable.

•	Costs of consolidating operations.

Restructuring Costs. In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located in Lockport, New York. We recorded a charge of approximately $4.2 million in connection with this closure.  The Buffalo mills sales will be transferred to our other paperboard mills.

In March 2003, we recorded $172 thousand in severance expense related to the Halifax paperboard mill closure and the consolidation of our converting operations in Fayetteville, North Carolina.

In December 2002, we initiated a plan to restructure our carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included a $1.2 million  impairment charge for long-lived assets.

In December 2002, we initiated a plan to permanently close our Halifax paperboard mill located in Roanoke Rapids, North Carolina and recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million impairment charge for long-lived assets.

In December 2002, we initiated a plan to consolidate our converting operations in Fayetteville, North Carolina into Carolina Component Concepts, also located in North Carolina, and recorded a pretax charge to operations of approximately $6.0 million. The $6.0 million charge included a $2.4 million impairment charge for long-lived assets.

In June 2002, we recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Operating (Loss) Income. Operating (loss) income for the first quarter of 2003 was a loss of $1.4 million, a $10.8 million decline from operating income of $9.4 million for the same period last year.  The following table presents operating income (loss) by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change

	2003	2002

Paperboard	$2,025	$9,015	$(6,990)	(77.5)%
Tube, core and composite container	2,189	3,121	(932)	(29.9)
Carton and custom packaging	(81)	775	(856)	N/A
Corporate expense	(5,503)	(3,497)	(2,006)	(57.6)

Total	$(1,370)	$9,414	$(10,784)	N/A

Paperboard Segment

The decrease in operating income is the result of the following:

•	Higher energy costs.

•	Restructuring costs related to the permanent closure of the Buffalo paperboard mill in the first quarter of 2003.

•	Costs of idling one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Higher write-offs of uncollectible accounts receivable.

•	Higher raw material, pension and insurance costs.

Partially offset by:

•	Lower depreciation expense.

Tube, Core and Composite Container Segment

The decrease in operating income is the result of higher energy, pension and insurance costs, combined with costs of consolidating operations. These higher costs were partially offset by lower depreciation expense.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	Lower selling prices.

•	Increased paperboard costs.

•	Lower sales volume.

•	Increased energy, pension and insurance costs.

Partially offset by:

•	Lower depreciation expense.

Other Income (Expense). Interest expense increased 11.1% to $10.3 million for the first quarter of 2003 from $9.3 million in the same period of 2002. This increase was primarily due to the decrease in average notional amount of interest rate swaps outstanding. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $20 thousand in the first quarter of 2003, an improvement of $17 thousand from equity in income from unconsolidated affiliates of $3 thousand in the first quarter of 2002. This increase was primarily due to improved operating results for Premier Boxboard Limited (“PBL”), our paper mill joint venture with Temple-Inland. The improved results were due primarily to decreased depreciation expense and higher sales volume, partially offset by higher energy costs. PBL’s improved results were partially offset by a decline in income  at Standard Gypsum, L.P,  our gypsum wallboard joint venture with Temple-Inland. The decline in income at Standard Gypsum was primarily due to lower selling prices and higher raw material costs, partially offset by increased sales volume and lower depreciation expense.

Net (Loss) Income. Net loss for the first quarter of 2003 was $7.1 million, or $0.26 net loss per common share, compared to net income of $499 thousand, or $0.02 net income per diluted common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under the various debt facilities described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this Report under “— Risk Factors” in Part I, Item 2. In the first quarter of 2003, we generated $16.1 million in cash from operations, which is essentially unchanged from the first quarter of 2002. Included in the $16.1 million in cash from operations is a federal tax refund of approximately $17.2 million. Although the timing or certainty cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills. Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, we could require additional funds from external sources. However, availability for borrowings under our senior credit facility has been substantially reduced in connection with the sixth amendment to the facility completed on March 28, 2003. We have obtained a commitment for a new credit facility from a new lender (see “- Subsequent Events” below) and intend to replace our existing senior credit facility during the second quarter of 2003. However, we can give no assurance that we will be able to replace this credit facility at all or on terms that are acceptable to us. In the event we are unable to do so, we can give no assurance that we will have sufficient liquidity to meet our cash needs should we face an unexpected downturn in operations.

The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the debt agreements governing these facilities, including the payment of interest and compliance with various covenants and financial maintenance tests. In addition, as described below under “— Off-Balance Sheet Arrangements — Joint Venture Financings,” to the extent we are unable to comply with financial maintenance tests under our senior credit facility, we will fail to comply with identical financial maintenance covenant tests under our guarantee of the credit facilities of one of our joint ventures, which could potentially materially and adversely affect us through a series of cross-defaults under both our joint ventures’ and our own debt obligations if we were unable to obtain appropriate waivers or amendments with respect to the underlying violations and any related cross-defaults.

At March 31, 2003 we would not have been in compliance with our senior credit facility and our joint venture guarantees, but we were able to obtain the appropriate amendments. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 2, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is unlikely that we will breach our covenants under our debt agreements or joint venture credit support arrangements during 2003 due to the completion of the sixth amendment to our credit facility on March 28, 2003. However, we cannot give assurance that we will achieve our expected future operating results or continued compliance with our debt covenants, or that, in such event, necessary waivers and amendments from our lenders would be available at all or on acceptable terms. If our debt or that of our joint venture were placed in default, or if we were called upon to satisfy our joint venture support obligations, our liquidity and financial condition would be materially and adversely affected.

Borrowings. At March 31, 2003 and December 31, 2002, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	March 31, 2003	December 31, 2002

Senior credit facility	$—	$—
9 7/8 senior subordinated notes	293,822	295,312
7 1/4 senior notes	25,822	25,745
7 3/8 senior notes	201,755	201,848
Other notes payable	9,880	9,880

Total debt	$531,279	$532,785

Our senior credit facility provides for a revolving line of credit of $47.0 million. The facility includes subfacilities of $10.0 million for swingline loans and $43.0 million for letters of credit, usage of which reduces availability under the facility. The facility matures on April 1, 2004. As of March 31, 2003 and March 31, 2002, no borrowings were outstanding under the facility; however, an aggregate of $38.5 million and $10.0 million in letter of credit obligations were outstanding as of March 31, 2003 and 2002, respectively. Borrowing availability was approximately $8.5 million at March 31, 2003. We intend to use the remaining balance of the facility for working capital, capital expenditures and other general corporate purposes, if necessary. In conjunction with an amendment to the facility, we entered into a security agreement under which we and our subsidiary guarantors under the senior credit facility granted a first priority security interest in our respective accounts receivable and inventory to secure our obligations under the credit facility and our obligations under our 50% credit support of the credit facilities of Standard Gypsum and Premier Boxboard.

Borrowings under the facility bear interest at a rate equal to our option, either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin of 3.25% for Eurodollar rate loans and 2.00% for base rate loans. Additionally, the undrawn portion of the facility is subject to a facility fee at an annual rate of 0.55%.

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

On March 28, 2003, we completed a sixth amendment to our senior credit facility. This amendment increased our maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered our minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarter ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered our minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered our maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with our leverage ratio and net worth covenants, this amendment also establishes a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to our defined benefit pension plan. This amendment also increases to $43.0 million our subfacility for the issuance of letters of credit under the facility, in order to permit us to obtain a letter of credit to replace our Standard Gypsum joint venture guarantee as described below. Finally, this amendment terminated the quarterly pricing increase established under the fourth amendment to the facility entered into in September 2002 and fixed our maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable us to avoid possible violations of our leverage ratio covenant for the third and fourth quarters of 2003, our fixed charge coverage ratio covenant for all quarters during 2003 and our net worth covenant for the second quarter of 2003.

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

See “ – Subsequent Event” below regarding the proposed refinancing our current senior credit facility.

Prior to the sixth amendment to our senior credit facility, our Standard Gypsum joint venture guarantee contained financial maintenance covenants that were identical to those contained in our senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modifications that we made under the amendment to the senior credit facility. In order to avoid an event of default under that guarantee, we obtained a letter of credit under our senior credit facility in the face amount of $28.4 million. This letter of credit expires on January 15, 2004, is issued in favor of the Standard Gypsum lenders and replaces our guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated our guarantee agreement and released their security interests in our accounts receivable and inventory. We must also pay a fee on October 28, 2003 in the amount of 2% of the undrawn amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit may be drawn in the event of a default under the Standard Gypsum credit facility. In the event we are unable to replace or refinance our senior credit facility, or to obtain a replacement letter of credit from another financing source, the lenders under the Standard Gypsum facility will be entitled to draw under the letter of credit to satisfy our support obligations, and as a result we may be unable to reimburse our senior lenders for the amount of such drawing.

Concurrently with the sixth amendment to our senior credit facility and the issuance of the letter of credit to the Standard Gypsum lenders as described above, we entered into an amendment of our Premier Boxboard guarantee that made changes to the financial covenants corresponding to those made in the sixth amendment to our senior credit facility. In exchange for this amendment, the Premier Boxboard lenders required that the maturity of the Premier Boxboard credit facility be shortened from June 26, 2005 to January 5, 2004 and that the aggregate commitments under the facility be reduced to equal the amount of outstanding loans and letters of credit of $20.3 million. Any reductions of outstanding loans under the facility may not be reborrowed and will permanently reduce the commitments, thereby effectively requiring us to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that we and our joint venture partner are permitted to make. In addition, we will be required to pay a fee to the Premier Boxboard lenders of $100,000 on July 1, 2003 and on the first day of each month thereafter until the facility is terminated and all outstandings under the facility are fully paid. If we are not able fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if we are unable to refinance this facility prior to January 5, 2004, the entire facility would become immediately due and payable and we would be required to satisfy our guarantee of 50% of the obligations under the facility. Any acceleration of the obligations under either or both of our joint venture facilities, or any failure to satisfy our support obligations of either joint venture when due, could also cause further defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our Company and pay interest semiannually. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. In February 2002, we purchased $6.75 million in principal amount of our 7 3/8% senior notes in the open market. This purchase will lower our interest expense by approximately $500 thousand annually.

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011.The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. See “-Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 9 7/8% senior subordinated notes. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries (“subsidiary guarantors”), other than two that are not wholly-owned.

Interest Rate Swap Agreements. During 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. As described below, we unwound one of the swaps and a portion of another leaving $100.0 million outstanding at March 31, 2003. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted a portion of our fixed rate 9 7/8% senior subordinated notes and a portion of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements decreased interest expense by $9.3 million in 2002 and $1.3 million in the first quarter of 2003. We expect our swap agreements to continue to lower our interest expense; however, if the three-month LIBOR increases significantly, our interest expense could be adversely affected. Based on notional amounts hedged and the three-month LIBOR at March 31, 2003, our swaps would reduce our interest expense by approximately $4.5 million million in 2003. If the three-month LIBOR increases 100 basis points, our savings on interest expense would be reduced by approximately $1.0 million.

The following table identifies the debt instrument hedged, the notional amount, the fixed spread and the three-month LIBOR at March 31, 2003 for each of our interest rate swaps. The March 31, 2003 three-month LIBOR is presented for informational purposes only and does not represent our actual effective rates in place at March 31, 2003.

Debt Instrument	Notional Amount (000’s)	Fixed Spread	Three Month LIBOR at March 31, 2003	Total Variable Rate

9 7/8 senior subordinated notes	$50,000	4.495%	1.288%	5.783%
7 3/8 senior notes	25,000	1.445	1.288	2.733
7 3/8 senior notes	25,000	1.775	1.288	3.063

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

Off-Balance Sheet Arrangements – Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Prior to March 28, 2003, we guaranteed 50% of certain obligations of these joint ventures. On March 28, 2003 we entered into the sixth amendment to our senior credit facility, which enabled us to replace our guarantee agreement for the Standard Gypsum facility with a letter of credit issued under our senior credit facility. The replaced guarantee agreement for Standard Gypsum contained independent financial maintenance covenants that were identical to the covenants under our senior credit facility, and we are no longer obligated to comply with those covenants for the benefit of the Standard Gypsum lenders. However, our guarantee agreement for the Premier Boxboard credit facility remains in effect and contains the same independent financial maintenance covenants. A default under this guarantee also constitutes a default under the credit facilities of these joint ventures and a default under our senior credit facility. Our default under one or more of these covenants would technically permit the lenders under the joint venture credit facilities and our joint venture partner’s respective guarantees of those facilities, as well as the lenders under our senior credit facility, if they so elected, to prohibit any future borrowings under these facilities and to accelerate all such outstanding obligations under these facilities. The resulting acceleration of our obligations could also cause further defaults and accelerations under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes. During 2002, we entered into agreements with the Premier Boxboard Limited and Standard Gypsum lenders that correspond to the amendments made in the third, fourth and fifth amendments to the senior credit facility, as described above. At March 31, 2003, we and our joint venture partner were in compliance with all covenants under these guarantees. However, to the extent that we are unable to comply with, or are required to seek waivers under, or modifications of, the financial maintenance covenants under our senior credit facility in order to avoid possible events of noncompliance, as described above, we will need similar waivers or modifications under the Premier Boxboard guarantee.

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We are severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of March 31, 2003, the outstanding letters of credit totaled approximately $56.2 million, for one-half of which we are obligated (approximately $28.1 million). If either joint venture partner defaults under their respective support arrangements, our total obligation is $28.1 million at March 31, 2003. On March 28, 2003 we entered into an amendment of the Standard Gypsum facility under which we replaced our guarantee with a letter of credit issued under our senior credit facility. This letter of credit is in the amount of $28.4 million and expires on January 15, 2004. If we are unable to replace or refinance our existing senior credit facility or to obtain a replacement letter of credit from another financing source prior to such date, or if prior to such date there is an event of default under the Standard Gypsum facility, the lenders under the Standard Gypsum facility will be entitled to draw under this letter of credit to satisfy our support obligations.

Premier Boxboard is the borrower under a credit facility, the aggregate principal amount of which was reduced from $30.0 million to $20.3 million pursuant to an amendment completed on March 28, 2003. Pursuant to this amendment, the maturity date of the facility was shortened from June 29, 2005 to January 5, 2004. We have severally and unconditionally guaranteed 50% of Premier Boxboard’s obligations under the credit facility for principal (including reimbursement of letter of credit drawings), interest, fees and other amounts. Temple-Inland has similarly guaranteed 50% of Premier Boxboard’s obligations. As of March 31, 2003, the outstanding principal amount of borrowings under the facility was approximately $20.2 million (including a $200 thousand undrawn letter of credit), one-half of which we guarantee (approximately $10.1 million). If either joint venture partner defaults under their respective guarantee agreements, our total obligation is $10.1 million at March 31, 2003.

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

We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and currently do not anticipate experiencing material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2003. However, in light of the recent amendments to the Premier Boxboard credit facility, as described above, we could be required to fund Premier Boxboard’s operations with additional cash contributions to the extent it is unable to fund operations with internally generated cash. We cannot give assurance that material liquidity events will not arise with respect to our joint ventures, and the occurrence of any such events could materially and adversely affect our liquidity and financial condition.

Cash from Operations. Cash generated from operations was $16.1 million for the three month period ended March 31, 2003, which is essentially unchanged from the same period of 2002. Included in the 2003 results was a federal tax refund of $17.2 million which offset the significantly lower operating results compared with the prior year.

Capital Expenditures. Capital expenditures were $6.3 million in the first quarter of 2003 versus $5.8 million in the first quarter of 2002. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2003. To conserve cash, we intend to limit capital expenditures for 2003 to cost reduction, productivity improvement and replacement projects.

Acquisitions. On September 30, 2002, we acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill and intangible assets of approximately $40.7 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada.

In January 2003, we completed the purchase of our venture partner’s 50% equity of Caraustar Northwest, LLC, located in Tacoma, Washington, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of our Industrial & Consumer Products Group.

Dividends. We paid cash dividends of $833 thousand in the first quarter of 2002. Then in February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. We made these decisions to reduce the quarterly dividends to preserve our financial flexibility in light of difficult industry conditions. As described under ”— Liquidity and Capital Resources,” our senior credit facility prohibits us from paying any dividends.

Share Purchases. We did not purchase any shares of our common stock during the first quarter of 2003 under our common stock purchase plan. We have cumulatively purchased 3.2 million shares since January 1996. Our board of directors has authorized purchases of up to 831 thousand additional shares. However, our 9 7/8% senior subordinated notes and our senior credit facility currently preclude us from purchasing our common stock based on our operating results for the last twelve months.

Inflation

Raw material price changes have had, and continue to have, a material negative effect on our operations. Energy prices had a material effect on our operations in 2003 and 2002. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that, except as it relates to energy prices, it has a material effect on our operations.

Subsequent Event

Subsequent to March 31, 2003, we obtained a commitment from Bank of America, N.A. to replace our current $47.0 million senior credit facility with a new asset based revolving line of credit in the amount of $75.0 million, secured primarily by accounts receivable and inventory.  The closing of the facility is subject to customary closing conditions, including the absence of any material adverse change in our business, the completion of due diligence and the completion of final loan documentation. Although we expect to close the new facility prior to June 30, 2003, we cannot give assurance that we will be able to complete the facility on terms that are favorable to us.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. We adopted SFAS No. 143 effective January 1, 2003. The adoption of this pronouncement did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS No. 146 effective on January 1, 2003 and have accounted for exit and disposal activities in accordance with this pronouncement.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. We have included the required disclosures in our consolidated financial statements. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the FIN 45 requirements did not have a material effect on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB 51” (“FIN 46”).  The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE.  We are required to adopt this interpretation no later than July 1, 2003 for any VIEs in which we hold a variable interest that were acquired before February 1, 2003.  The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise maintains an interest after that date.  We believe that adoption of this interpretation will not impact our condensed consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on our financial statements.

Contractual Obligations

For a discussion of our contractual obligations, see Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to our contractual obligations since December 31, 2002.

Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified below under “Risk Factors” and other factors discussed elsewhere in this Report and our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. The documents that we file with the Securities and Exchange Commission are available from us free of charge on our website www.caraustar.com via hyperlink to a third party database of documents filed electronically with the SEC, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.  We do not undertake any obligation to update any forward-looking statements we make.

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

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton.  During the first quarter of 2003, energy costs were $66 per ton compared with $49 per ton in the first quarter of 2002, a 36.0% increase.  The increase was due primarily to an increase in natural gas costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred.  As a result, our operating margins were adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (with the exception of our purchase of certain assets of the Smurfit Industrial Packaging Group), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $5.8 million in 2002 and $1.8 million for the first quarter of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

Acquisitions also involve specific risks. Some of these risks include:

•	assumption of unanticipated liabilities and contingencies;

•	diversion of management’s attention; and

•	possible reduction of our reported earnings because of:

•	goodwill and intangible asset write-offs;

•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses.

As we grow, we can give no assurance that we will be able to:

•	use the increased production capacity of any new or improved facilities;

•	identify suitable acquisition candidates;

•	complete additional acquisitions; or

•	integrate acquired businesses into our operations.

If we cannot raise the necessary capital for, or use our stock to finance, acquisitions, expansion plans or other significant corporate opportunities, our growth may be impaired.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources,” we have entered into an amendment to our senior credit facility that, among other things, effectively prohibits us from making acquisitions or other strategic investments unless our financial performance significantly improves. Without additional capital, or replacement of our existing senior credit facility, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources” and “Financial Statements and Supplemental Data” included in Part I of this Report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have guaranteed indebtedness of, or provided similar credit support to, our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2001, we entered into four interest rate swap agreements in order to take advantage of market conditions. These agreements converted a significant portion of our fixed rate 9 7/8% senior subordinated notes and our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates are based on the three-month LIBOR plus a fixed margin. These swap agreements lowered our interest expense in 2001 and 2002, and we expect these agreements to continue to positively impact our interest expense. If, however, LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to our exposure to interest rate market risk.  The only change in our exposure to interest rate risk since December 31, 2002 is the unwind of $85.0 million in interest rate swaps in January 2003. See Note 5 to the condensed consolidated financial statements for additional information about our interest rate swap agreements.

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

In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. The Company is in the process of implementing improvements to its policies and has engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual internal controls certification that will be required as of December 31, 2003 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls generally.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

PART II, ITEM 6.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)     Reports on Form 8-K

We filed three current reports on Form 8-K during the quarter ended March 31, 2003. The first report, filed on January 17, 2003, incorporated by reference the contents of our press release announcing that we had recognized an additional minimum liability related to our pension plan, we completed the purchase of Caraustar Northwest, we permanently closed the Halifax paperboard mill located in Roanoke Rapids, North Carolina, we consolidated Carolina Converting, Inc in Fayetteville, North Carolina, and we restructured the Ashland, Ohio carton facility to serve a smaller, more focused carton market.  Additionally, we announced the completion of a comprehensive review of the remaining estimated useful lives of our machinery and equipment.

The second report, filed on February 4, 2003, incorporated by reference the contents of our press release announcing our financial results for the year ended December 31, 2002.

The third report, filed on February 21, 2003, incorporated by reference the contents of our press release announcing that we had indefinitely idled one of two coated recycled paperboard machines at our Rittman, Ohio facility.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ RONALD J. DOMANICO

Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 14, 2003

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

President and Chief Executive Officer
Date: May 14, 2003

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

Vice President and Chief Financial Officer
Date: May 14, 2003

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

11.01†	—	Computation of Earnings Per Share

99.01*	—	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02*	—	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as part of, this Quarterly Report on Form 10-Q.