Form 10-Q
period 2003-06-30
CARAUSTAR INDUSTRIES INC
filed 2003-08-14
CIK 825692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 1, 2003.

Common Stock, $.10 par value (Class)	27,917,556 (Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

CARAUSTAR INDUSTRIES, INC.

SIGNATURES	43

EXHIBIT INDEX	44

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,815	$34,314
Receivables, net of allowances	104,005	106,149
Inventories	104,311	107,644
Refundable income taxes	596	14,926
Other current assets	9,049	8,498

Total current assets	271,776	271,531

PROPERTY, PLANT AND EQUIPMENT:
Land	14,487	14,337
Buildings and improvements	149,438	150,565
Machinery and equipment	634,301	643,863
Furniture and fixtures	15,240	14,894

	813,466	823,659
Less accumulated depreciation	(379,539)	(380,264)

Property, plant and equipment, net	433,927	443,395

GOODWILL	181,429	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	51,733	52,830

OTHER ASSETS	24,439	36,913

	$963,304	$985,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$101	$70
Accounts payable	64,117	60,027
Accrued interest	8,723	8,687
Accrued compensation	10,235	12,828
Accrued pension	11,700	11,279
Other accrued liabilities	30,928	36,941

Total current liabilities	125,804	129,832

SENIOR CREDIT FACILITY	—	—

LONG-TERM DEBT, less current maturities	533,172	532,715

DEFERRED INCOME TAXES	53,309	60,630

PENSION LIABILITY	18,605	13,572

DEFERRED COMPENSATION	1,409	1,500

OTHER LIABILITIES	4,719	4,584

MINORITY INTEREST	763	700

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 27,910,819 and 27,906,674 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	2,791	2,791
Additional paid-in capital	182,306	182,224
Retained earnings	62,603	79,566
Accumulated other comprehensive loss	(22,177)	(22,900)

	225,523	241,681

	$963,304	$985,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2003	2002	2003	2002

SALES	$246,843	$229,122	$499,745	$448,024
COST OF SALES	204,072	184,886	410,418	360,379

Gross profit	42,771	44,236	89,327	87,645
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,237	36,396	88,831	70,391
RESTRUCTURING AND IMPAIRMENT COSTS	1,835	985	6,167	985

Operating (loss) income	(4,301)	6,855	(5,671)	16,269
OTHER (EXPENSE) INCOME:
Interest expense	(11,244)	(9,377)	(21,581)	(18,679)
Interest income	235	492	436	868
Write-off of deferred debt costs	(1,812)	—	(1,812)	—
Gain on extinguishment of debt	—	—	—	87
Equity in income of unconsolidated affiliates	1,444	1,032	1,464	1,035
Other, net	253	(6)	351	128

Total other expense	(11,124)	(7,859)	(21,142)	(16,561)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(15,425)	(1,004)	(26,813)	(292)
MINORITY INTEREST IN (INCOME) LOSSES	(58)	55	(63)	78
BENEFIT FOR INCOME TAXES	(5,648)	(368)	(9,913)	(132)

NET LOSS	$(9,835)	$(581)	$(16,963)	$(82)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	527	291	723	236

Comprehensive (loss) income	$(9,308)	$(290)	$(16,240)	$154

BASIC
NET LOSS PER COMMON SHARE	$(0.35)	$(0.02)	$(0.61)	$(0.00)

Weighted average number of shares outstanding	27,911	27,857	27,911	27,857

DILUTED
NET LOSS PER COMMON SHARE	$(0.35)	$(0.02)	$(0.61)	$(0.00)

Weighted average number of shares outstanding	27,911	27,857	27,911	27,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2003	2002

Cash (used in) provided by
Operating activities:
Net loss	$(16,963)	$(82)
Gain from extinguishment of debt	—	(87)
Depreciation and amortization	14,924	30,896
Write-off of deferred debt costs	1,812	—
Disposal of property, plant and equipment	687	326
Restructuring costs	5,670	985
Other noncash adjustments	(7,226)	(347)
Equity in income of unconsolidated affiliates, net of distributions	686	1,920
Changes in operating assets and liabilities	17,343	7,056

Net cash provided by operating activities	16,933	40,667

Investing activities:
Purchases of property, plant and equipment	(10,839)	(10,701)
Acquisitions of businesses, net of cash acquired	(707)	(115)
Proceeds from disposal of fixed assets	175	50
Other, net	—	499

Net cash used in investing activities	(11,371)	(10,267)

Financing activities:
Repayments of short and long-term debt	(8)	(6,581)
Proceeds from swap agreement unwind	15,950	—
Dividends paid	—	(833)
Deferred debt costs	(2,003)	(728)

Net cash provided by (used in) financing activities	13,939	(8,142)

Net change in cash and cash equivalents	19,501	22,258
Cash and cash equivalents at beginning of period	34,314	64,244

Cash and cash equivalents at end of period	$53,815	$86,502

Supplemental Disclosures:
Cash payments for interest	$19,978	$18,244

Income tax refunds, net of payments	$17,373	$15,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited, however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year balances to conform with the 2003 presentation. Freight costs were reported as a single caption in 2002 and are now classified as a component of cost of sales for 2002 and 2003.

Note 2. New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, interim pro forma information regarding net income and earnings per share is required by SFAS No. 148, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using a Black-Scholes option pricing model. The following assumptions were used for options granted during the year-ended December 31, 2002:

2002

Risk-free interest rate	3.39% -4.94%
Expected dividend yield	0%
Expected option lives	8-10 years
Expected volatility	39%

The total fair values of the options granted during the year ended December 31, 2002 were computed to be approximately $2.3 million, which would be amortized over the vesting period of the options. If the Company had accounted for these and other options issued prior to 2002 in accordance with SFAS No. 123, the Company’s reported and pro forma net loss and net loss per share for the three months and six months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(9,835)	$(581)	$(16,963)	$(82)
Pro forma	$(10,129)	$(941)	$(17,606)	$(762)
Diluted loss per common share:
As reported	$(0.35)	$(0.02)	$(0.61)	$(0.00)
Pro forma	$(0.36)	$(0.03)	$(0.63)	$(0.03)

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity for which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise maintains an interest after that date. The Company does not currently hold any VIEs and does not expect adoption of this interpretation to impact its condensed consolidated financial statements or disclosures.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which the Company adopted on June 1, 2003, did not have an impact on the Company’s consolidated financial statements.

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

Smurfit Industrial Packaging Group

On September 30, 2002, the Company acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group (“Smurfit”), a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. Goodwill of approximately $32.8 million and intangible assets of approximately $8.7 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. The intangible assets are associated with the value of acquired customer relationships and will be amortized over 15 years.

Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market. In conjunction with the acquisition, the Company is evaluating its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies. In March 2003, the Company announced the closure of six tube plants, including the four closures communicated in December 2002. The Company announced the closure of two additional tube plants during the second quarter of 2003, bringing the total number of tube plant closures to eight.

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

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Total revenues	$263,610	$518,468
Net income	$807	$2,680
Net income per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

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

Inventories at June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003	December 31, 2002

Raw materials and supplies	$44,451	$46,781
Finished goods and work in process	59,860	60,863

Total inventory	$104,311	$107,644

Note 5. Senior Credit Facility and Other Long-Term Debt

At June 30, 2003 and December 31, 2002, total long-term debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Senior credit facility	$—	$—
9 7/8 senior subordinated notes	285,000	285,000
7 3/8 senior notes	193,250	193,250
7 1/4 senior notes	29,000	29,000
Other notes payable	9,981	9,880
Mark-to-market value of interest swap agreements	—	15,153
Realized interest rate swap gains (1)	16,042	502

Total debt	533,273	532,785
Less current maturities	(101)	(70)

Total long-term debt	$533,172	$532,715

(1)	Net of discounts and amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

Effective June 24, 2003, the Company completed a refinancing of its senior credit facility. The new facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. In addition to outstanding letters of credit, certain other reserves reduce borrowing availability. These reserves totaled $2.4 million at June 30, 2003. The facility matures in June 2006. As of June 30, 2003, no borrowings were outstanding under the facility; however, an aggregate of $48.5 million in letter of credit obligations were outstanding. The Company is subject to a fixed charge ratio covenant if borrowing availability falls below $10.0 million or if “suppressed availability” (discussed below) falls below $20.0 million. The fixed charge ratio covenant did not require measurement at June 30, 2003. Availability under the facility at June 30, 2003 was limited to $14.1 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of 0.50% or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of 2.50%. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar-based loans.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of their business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million.

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

In conjunction with refinancing the senior credit facility, a letter of credit of approximately $10.1 million was issued under the new facility in favor of the lenders to the Company’s 50% owned Premier Boxboard joint venture. In exchange for this letter of credit, the lenders terminated the Company’s guarantee agreement and relinquished its interest in any security related to Premier Boxboard’s credit facility. The Company is required to maintain this letter of credit in place during the term of the Premier Boxboard credit facility.

For information regarding the Company’s former senior credit facility, see the Form 10-K and Form 10-Q for the periods ended December 31, 2002 and March 31, 2003, respectively.

Senior Subordinated and Senior Notes

On June 1, 1999, the Company issued $200 million in aggregate principal amount of its 7 3/8% notes due June 1, 2009. The 7 3/8% notes were issued at a discount to yield an effective interest rate of 7.473% and pay interest semiannually. The 7 3/8% notes are unsecured obligations of the Company. In February 2002, the Company purchased $6.75 million of these notes in the open market.

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. See “- Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 9 7/8% senior subordinated notes and the 7 3/8% senior notes. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than two that are not wholly-owned.

Interest Rate Swap Agreements

In January 2003, the Company effectively unwound $85.0 million of its $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning the Company’s rights and obligations under the swap to one of the Company’s lenders under the senior credit facility. In exchange, the Company received approximately $4.3 million. The $4.3 million gain, which is classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

In May 2003, the Company unwound the remaining $50.0 million of its interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. Simultaneously, the Company unwound $50.0 million of its remaining interest rate swap agreement related to the 7 3/8% senior notes, and received approximately $7.1 million. The $11.7 million gain, which is classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points. The $7.1 million gain lowered the effective interest rate of the 7 3/8% senior subordinated notes by approximately 80 basis points.

In July 2003 the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on six-month LIBOR plus a fixed margin.

Under the provisions of SFAS No. 133, the Company designated and accounted for its interest rate swap agreements as fair value hedges. The Company assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The aggregate fair value of the swap agreements of approximately $15.2 million as of December 31, 2002 was classified as a component of long-term assets and with a corresponding adjustment to long-term debt in the accompanying balance sheet.

Note 6. Long-term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, restricted common shares, or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price equal to the fair market value of the common shares. Fair market value of the shares will be determined based on a ten day average share price. Options will have a vesting schedule of up to five years and expire after ten years. The Company’s board of directors authorized and shareholders approved, an aggregate of 4.0 million common shares for issuance under this plan. As of June 30, 2003 no awards have been granted under this plan.

Note 7. Segment Information

The Company operates principally in three business segments organized by product. The paperboard segment consists of facilities that manufacture 100% recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores and composite cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales (external customers):
Paperboard	$85,496	$77,201	$175,236	$151,769
Tube, core and composite container	89,771	68,942	178,892	133,800
Carton and custom packaging	71,576	82,979	145,617	162,455

Total	$246,843	$229,122	$499,745	$448,024

Sales (intersegment):
Paperboard	$43,799	$36,317	$88,162	$68,575
Tube, core and composite container	1,082	956	2,564	1,835
Carton and custom packaging	232	214	566	371

Total	$45,113	$37,487	$91,292	$70,781

Operating income (loss):
Paperboard(A)	$4,667	$4,511	$6,692	$13,525
Tube, core and composite container	2,654	3,105	4,843	6,227
Carton and custom packaging(B)	(6,193)	2,710	(6,274)	3,485

Total	1,128	10,326	5,261	23,237
Corporate expense	(5,429)	(3,471)	(10,932)	(6,968)

Operating (loss) income	(4,301)	6,855	(5,671)	16,269
Interest expense	(11,244)	(9,377)	(21,581)	(18,679)
Interest income	235	492	436	868
Write-off of deferred debt costs	(1,812)	—	(1,812)	—
Gain on extinguishment of debt	—	—	—	87
Equity in income of unconsolidated affiliates	1,444	1,032	1,464	1,035
Other, net	253	(6)	351	128

Loss before minority interest and income taxes	$(15,425)	$(1,004)	$(26,813)	$(292)

______________

(A)	Second quarter 2003 results include charges to operations of $272 thousand for restructuring costs related to the closing of the Buffalo paperboard mill and the Carolina Converting, Inc. operation. Second quarter and year-to-date 2002 results include a $985 thousand charge to operations related to the revised estimate of fixed asset disposals at the Camden and Chicago paperboard mills. Year-to-date 2003 results include charges to operations for restructuring costs of $4.5 million related to the Buffalo paperboard mill, the Carolina Converting, Inc. operation and the Halifax paperboard mill. These charges are related to the paperboard segment and are reflected in the segment’s operating results. (See Note 9).

(B)	Second quarter 2003 and year-to-date 2003 results include a charge to operations of $1.6 million for impairment of assets related to the closing of the Ashland Carton plant. These charges are related to the carton and custom packaging segment and are reflected in the segment’s operating results. (See Note 9).

Note 8. Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company no longer amortizes goodwill, but instead reviews goodwill on at least an annual basis to determine if there is an impairment. The next test will be performed on October 1, 2003.

The following is a summary of the changes in the carrying amount of goodwill from December 31, 2002 to June 30, 2003:

	Paperboard	Carton and Custom Packaging	Tube, Core and Composite Containers	Total

Balance as of December 31, 2002	$82,688	$43,340	$54,517	$180,545
Goodwill acquired and purchase adjustments	—	—	884	884

Balance as of June 30, 2003	$82,688	$43,340	$55,401	$181,429

Intangible Assets

As of June 30, 2003 the Company had an other intangible asset of $8.1 million, net of $574 thousand of amortization, which is classified as other assets. Amortization expense for the six months ended June 30, 2003 was $284 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2003	$578
2004	578
2005	578
2006	578
2007	578

$2,890

Note 9. Restructuring Costs

In June 2002 the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision, while the Camden mill overestimated the fixed asset write-off and recorded a credit of $0.5 million. As of June 30, 2003, an accrual of $68 thousand remained related to the Chicago mill’s other exit costs.

In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the decision to permanently close and dismantle the mill based on the foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million impairment charge and a $370 thousand accrual for other exit costs. As of June 30, 2003, there were no employees remaining at the mill. During the first six months of 2003, $72 thousand was accrued and paid for severance and other termination benefits and an accrual of $220 thousand remained related to other exit costs. The remaining other exit costs are expected to be paid by December 31, 2003. The Company is currently marketing the property.

In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included a $2.4 million impairment charge for assets and a $3.6 million accrual for other exit costs. A substantial portion of the other exit costs is related to a real estate lease for which no future economic benefit will be derived. During the first six months, $114 thousand had been accrued and paid for severance and other termination benefits and an accrual of $3.3 million remained for other exit costs. The Carolina Converting, Inc. facility ceased operations in the first quarter of 2003. As of June 30, 2003, several employees remained to wind down the business, dismantle the machinery and equipment and clean the facility. The other exit costs will be paid through the end of 2006, the end of the real estate lease. The Company will complete the exit plan upon fulfilling its obligations under the real estate lease, which will end December 2006.

Also in December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included an impairment charge of $1.2 million for assets, a $494 thousand accrual for severance and termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs. During the first six months, $767 thousand had been expensed and paid for other exit costs and an accrual of $263 thousand remained for severance and other termination benefits.

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.2 million in connection with this closure. The $4.2 million charge included a $3.4 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $53 thousand accrual for other exit costs. As of June 30, 2003, 2 salaried employees remained at the mill to collect accounts receivable and dismantle machinery and equipment. As of June 30, 2003, an accrual of $80 thousand remained for severance and other termination benefits and an accrual of $48 thousand remained for other exit costs. All mill closure activities are expected to be completed by December 31, 2003.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. As mentioned above, the Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. The Company recorded an asset impairment charge for long-lived assets of $1.6 million in June 2003 and expects to take an additional charge for severance and other shut down costs in the third quarter of 2003. The majority of the Ashland carton sales will be transferred to the Company’s other carton manufacturing facilities.

The following is a summary of restructuring and impairment costs and the activity in the restructuring liability from January 1, 2002 to June 30, 2003 (in thousands):

	Asset Impairment	Severance and Other Termination Benefits	Other Exit Costs	Restructuring Liability	Total Restructuring and Impairment Costs

Liability balance, December 31, 2002		$494	$4,805	$5,299
First quarter 2003 charges	$3,437	842	53	895	$4,332

Expenditures		(368)	(582)	(950)

Liability balance, March 31, 2003		968	4,276	5,244
Second quarter 2003 charges	$1,563	14	258	272	$1,835

Expenditures		(638)	(941)	(1,579)

Liability balance, June 30, 2003		$344	$3,593	$3,937

Note 10. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Calculation of Basic Loss Per Share:
Net loss	$(9,835)	$(581)	$(16,963)	$(82)
Weighted average number of common shares outstanding	27,911	27,857	27,911	27,857

Basic loss per share	$(0.35)	$(0.02)	$(0.61)	$(0.00)

Calculation of Diluted Loss Per Share:
Net loss	$(9,835)	$(581)	$(16,963)	$(82)
Weighted average number of common shares outstanding	27,911	27,857	27,911	27,857

Diluted loss per share	$(0.35)	$(0.02)	$(0.61)	$(0.00)

Approximately 2.0 million and 2.3 million common stock equivalents are excluded from the three-month periods ended June 30, 2003 and 2002, respectively and approximately 2.1 million and 2.3 million common stock equivalents are excluded from the first half of 2003 and 2002, respectively. These common stock equivalents are excluded because they are antidilutive.

Note 11. Equity Interest in Unconsolidated Affiliate

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland Forest Products Corporation, which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company for the year ended December 31, 2002, Standard’s summarized income statement for the three-month and six-month periods ended June 30, 2003 and 2002 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$21,755	$22,411	$44,129	$44,679
Gross profit	4,090	5,255	6,981	10,960
Operating income	3,323	4,503	5,437	9,327
Net income	2,682	3,914	4,244	8,056

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	As of June 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,619	$—	$1,196	$—	$53,815
Intercompany funding	58,245	(45,966)	(12,279)	—	—
Receivables, net of allowances	142	97,612	6,251	—	104,005
Intercompany accounts receivable	—	176	156	(332)	—
Inventories	—	99,467	4,844	—	104,311
Refundable income taxes	127	153	316	—	596
Other current assets	4,188	3,865	996	—	9,049

Total current assets	115,321	155,307	1,480	(332)	271,776

PROPERTY, PLANT AND EQUIPMENT	11,802	771,418	30,246	—	813,466
Less accumulated depreciation	(7,170)	(354,941)	(17,428)	—	(379,539)

Property, plant and equipment, net	4,632	416,477	12,818	—	433,927

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	594,506	131,204	—	(725,710)	—

GOODWILL	—	178,071	3,358	—	181,429

INVESTMENT IN UNCONSOLIDATED AFFILIATES	51,733	—	—	—	51,733

OTHER ASSETS	14,783	9,516	140	—	24,439

	$780,975	$890,575	$17,796	$(726,042)	$963,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$31	$—	$—	$101
Accounts payable	19,959	40,089	4,069	—	64,117
Intercompany accounts payable	—	156	176	(332)	—
Accrued interest	8,649	74	—	—	8,723
Accrued compensation	405	9,626	204	—	10,235
Accrued pension	6,989	4,711	—	—	11,700
Other accrued liabilities	1,871	27,367	1,690	—	30,928

Total current liabilities	37,943	82,054	6,139	(332)	125,804

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	524,901	8,271	—	—	533,172

DEFERRED INCOME TAXES	39,634	12,243	1,432	—	53,309

PENSION LIABILITY	18,605	—	—	—	18,605

DEFERRED COMPENSATION	1,356	53	—	—	1,409

OTHER LIABILITIES	—	4,719	—	—	4,719

MINORITY INTEREST	—	—	—	763	763

SHAREHOLDERS’ EQUITY:
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	207,972	601,777	7,922	(635,365)	182,306
Retained (deficit) earnings	(29,853)	180,561	1,644	(89,749)	62,603
Accumulated other comprehensive (loss) income	(22,313)	—	136	—	(22,177)

	158,536	783,235	10,225	(726,473)	225,523

	$780,975	$890,575	$17,796	$(726,042)	$963,304

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	As of December 31, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,544	$—	$770	$—	$34,314
Intercompany funding	80,940	(71,516)	(9,424)	—	—
Receivables, net of allowances	514	99,977	5,658	—	106,149
Intercompany accounts receivable	—	459	135	(594)	—
Inventories	—	102,698	4,946	—	107,644
Refundable income taxes	14,578	149	199	—	14,926
Other current assets	1,934	5,497	1,067	—	8,498

Total current assets	131,510	137,264	3,351	(594)	271,531

PROPERTY, PLANT, AND EQUIPMENT	11,660	782,734	29,265	—	823,659
Less accumulated depreciation	(6,220)	(357,259)	(16,785)	—	(380,264)

Property, plant, and equipment, net	5,440	425,475	12,480	—	443,395

INVESTMENT IN CONSOLIDATED SUBSIDARIES	594,464	129,849	—	(724,313)	—

GOODWILL	—	177,578	2,967	—	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	52,130	700	—	—	52,830

OTHER ASSETS	27,479	9,294	140	—	36,913

	$811,023	$880,160	$18,938	$(724,907)	$985,214

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$—	$—	$—	$70
Accounts payable	20,162	36,320	3,545	—	60,027
Intercompany accounts payable	—	135	459	(594)	—
Accrued interest	8,615	72	—	—	8,687
Accrued compensation	652	11,906	270	—	12,828
Accrued pension	7,279	4,000	—	—	11,279
Other accrued liabilities	6,917	27,358	2,666	—	36,941

Total current liabilities	43,695	79,791	6,940	(594)	129,832

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	524,515	8,200	—	—	532,715

DEFERRED INCOME TAXES	46,994	12,243	1,393	—	60,630

PENSION LIABILITY	13,572	—	—	—	13,572

DEFERRED COMPENSATION	1,447	53	—	—	1,500

OTHER LIABILITIES	—	4,584	—	—	4,584

MINORITY INTEREST	—	—	—	700	700

SHAREHOLDER’S EQUITY
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	207,891	600,379	7,922	(633,968)	182,224
Retained (deficit) earnings	(7,508)	174,013	2,747	(89,686)	79,566
Accumulated other comprehensive loss	(22,313)	—	(587)	—	(22,900)

	180,800	775,289	10,605	(725,013)	241,681

	$811,023	$880,160	$18,938	$(724,907)	$985,214

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Three Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

SALES	$—	$289,504	$9,972	$(52,633)	$246,843
COST OF SALES	—	248,290	8,415	(52,633)	204,072

Gross profit	—	41,214	1,557	—	42,771
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,568	37,471	2,198	—	45,237
RESTRUCTURING AND IMPAIRMENT COSTS	—	1,835	—	—	1,835

Operating (loss) income	(5,568)	1,908	(641)	—	(4,301)
OTHER (EXPENSE) INCOME:
Interest expense	(11,158)	(84)	(110)	108	(11,244)
Interest income	341	1	1	(108)	235
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	1,444	—	—	—	1,444
Other, net	—	422	(169)	—	253

	(11,185)	339	(278)	—	(11,124)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(16,753)	2,247	(919)	—	(15,425)
MINORITY INTEREST IN INCOME	—	—	—	(58)	(58)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,716)	—	68	—	(5,648)

NET (LOSS) INCOME	$(11,037)	$2,247	$(987)	$(58)	$(9,835)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Three Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

SALES	$—	$266,457	$6,521	$(43,856)	$229,122
COST OF SALES	(94)	223,492	5,344	(43,856)	184,886

Gross profit	94	42,965	1,177	—	44,236
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,645	31,454	1,297	—	36,396
RESTRUCTURING AND IMPAIRMENT COSTS	—	985	—	—	985

Operating (loss) income	(3,551)	10,526	(120)	—	6,855
OTHER (EXPENSE) INCOME:
Interest expense	(9,288)	(88)	(101)	100	(9,377)
Interest income	590	1	1	(100)	492
Equity in income (loss) of unconsolidated affiliates	1,038	(6)	—	—	1,032
Other, net	—	123	(129)	—	(6)

	(7,660)	30	(229)	—	(7,859)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(11,211)	10,556	(349)	—	(1,004)
MINORITY INTEREST IN LOSSES	—	—	—	55	55
BENEFIT FOR INCOME TAXES	(368)	—	—	—	(368)

NET (LOSS) INCOME	$(10,843)	$10,556	$(349)	$55	$(581)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

SALES	$—	$587,740	$19,227	$(107,222)	$499,745
COST OF SALES	—	501,807	15,833	(107,222)	410,418

Gross profit	—	85,933	3,394	—	89,327
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,205	73,532	4,094	—	88,831
RESTRUCTURING AND IMPAIRMENT COSTS	—	6,167	—	—	6,167

Operating (loss) income	(11,205)	6,234	(700)	—	(5,671)
OTHER (EXPENSE) INCOME:
Interest expense	(21,415)	(160)	(214)	208	(21,581)
Interest income	642	1	1	(208)	436
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	1,464	—	—	—	1,464
Other, net	—	473	(122)	—	351

	(21,121)	314	(335)	—	(21,142)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(32,326)	6,548	(1,035)	—	(26,813)
MINORITY INTEREST IN INCOME	—	—	—	(63)	(63)
(BENEFIT) PROVISION FOR INCOME TAXES	(9,981)	—	68	—	(9,913)

NET (LOSS) INCOME	$(22,345)	$6,548	$(1,103)	$(63)	$(16,963)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Six Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

SALES	$—	$518,294	$11,775	$(82,045)	$448,024
COST OF SALES	(94)	432,774	9,744	(82,045)	360,379

Gross profit	94	85,520	2,031	—	87,645
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,053	60,819	2,519	—	70,391
RESTRUCTURING AND IMPAIRMENT COSTS	—	985	—	—	985

Operating (loss) income	(6,959)	23,716	(488)	—	16,269
OTHER (EXPENSE) INCOME:
Interest expense	(18,508)	(167)	(201)	197	(18,679)
Interest income	1,048	14	3	(197)	868
Gain on extinguishment of debt	87	—	—	—	87
Equity in income (loss) of unconsolidated affiliates	1,117	(82)	—	—	1,035
Other, net	—	253	(125)	—	128

	(16,256)	18	(323)	—	(16,561)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(23,215)	23,734	(811)	—	(292)
MINORITY INTEREST IN LOSSES	—	—	—	78	78
BENEFIT FOR INCOME TAXES	(132)	—	—	—	(132)

NET (LOSS) INCOME	$(23,083)	$23,734	$(811)	$78	$(82)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$5,687	$10,095	$1,151	$—	$16,933

Investing activities:
Purchases of property, plant and equipment	(559)	(9,555)	(725)	—	(10,839)
Acquisitions of businesses, net of cash acquired	—	(707)	—	—	(707)
Proceeds from disposal of fixed assets	—	175	—	—	175
Other, net	—	—	—	—	—

Net cash used in investing activities	(559)	(10,087)	(725)	—	(11,371)

Financing activities:
Repayments of short and long-term debt	—	(8)	—	—	(8)
Proceeds from swap agreement unwind	15,950	—	—	—	15,950
Dividends paid	—	—	—	—	—
Deferred debt costs	(2,003)	—	—	—	(2,003)

Net cash provided by (used in) financing activities	13,947	(8)	—	—	13,939

Net change in cash and cash equivalents	19,075	—	426	—	19,501
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$52,619	$—	$1,196	$—	$53,815

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

	For The Six Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$30,931	$9,202	$534	$—	$40,667

Investing activities:
Purchases of property, plant and equipment	(787)	(9,503)	(411)	—	(10,701)
Acquisitions of businesses, net of cash acquired	—	—	(115)	—	(115)
Proceeds from disposal of fixed assets	—	50	—	—	50
Other, net	494	18	(13)	—	499

Net cash used in investing activities	(293)	(9,435)	(539)	—	(10,267)

Financing activities:
Repayments of long-term debt	(6,581)	—	—	—	(6,581)
Dividends paid	(833)	—	—	—	(833)
Deferred debt costs	(728)	—	—	—	(728)

Net cash used in financing activities	(8,142)	—	—	—	(8,142)

Net change in cash and cash equivalents	22,496	(233)	(5)	—	22,258
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$85,773	$199	$530	$—	$86,502

Note 13. Commitments and Contingencies

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

GENERAL

We are a manufacturer of recycled paperboard and converted paperboard products. We operate in three business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and collects recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment produces printed and unprinted folding carton and set-up boxes and provides contract manufacturing and packaging services.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 42% in the first six months of 2003. The remaining 58% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $85 during 2002 and $86 during the first half of 2003.

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

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton. During the first six months of 2003, energy costs were $63 per ton compared with $49 per ton in the first six months of 2002, a 29.5% increase. The increase was due primarily to an increase in natural gas costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we were not able to pass through to our customers all of the energy cost increases we incurred. As a result, our operating margins were adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last two years, the pace of our acquisition activity, and correspondingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities. During the third quarter of 2002, we acquired certain operating assets (excluding accounts receivable) of Smurfit-Stone’s Industrial Packaging Group. In addition, during the first quarter of 2003 we completed the purchase of our venture partner’s interest in Caraustar Northwest, LLC located in Tacoma, WA. See “Liquidity and Capital Resources – Acquisitions” below.

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

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.

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

Impairment of Long-Lived Assets. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically evaluate long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;

•	significant declines in demand for a product produced by an asset capable of producing only that product;

•	assets that are idled; or

•	assets that are likely to be divested.

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

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers compensation liability is estimated based on actual claims that are established by a third party administrator. The actual claims are then increased by factors that reflect our historical claim development. The “developed” claim is the liability that we record in our financial statements. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor. The lag factor represents claims that have been incurred and should be recorded as a liability, but have not been reported. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

Pension and Other Postretirement Benefits. We maintain a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During the six months ended June 30, 2003, no contributions were made to the Pension Plan. During the third quarter of 2003 we can make contributions to the Pension Plan between $0 and approximately $11.7 million related to the 2002 plan year. We currently plan to make the maximum deductible contribution of $11.7 million.

During 1996, we adopted a supplemental executive retirement plan (“SERP”), which provides benefits to certain named participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP was unfunded at June 30, 2003.

The determination of our pension expense and benefit obligation is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions we are using as of the last valuation date to determine our net periodic pension expense and the projected benefit obligation for 2003:

Weighted average discount rate	6.75%
Weighted average expected rate of return on plan assets	9.00%
Weighted average rate of compensation increase	3.00%

In developing our weighted average discount rate, we evaluated input from our actuaries, including reviewing the rating and maturity of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Future actual pension expense and benefit obligation will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the minimum pension liability of approximately $2.2 million.

In developing our expected weighted average rate of return on plan assets, we evaluated such criteria as return expectation by asset class and long-term inflation assumptions. Our expected long-term rate of return is based on an asset allocation assumption of 80% equity and 20% fixed income. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

The investment performance returns and declining discount rates increased our unfunded status of the Pension Plan and the SERP plan by approximately $23.3 million in 2002. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly impact depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet. During the fourth quarter of 2002, we engaged independent professional valuation advisors to assist management in evaluating the appropriate remaining estimated useful lives for the acquired Smurfit Industrial Packaging Group machinery and equipment and for our existing machinery and equipment. Management initiated this review based on industry practice, our actual experience and the lives assigned by the former owner of the acquired Smurfit assets. This review resulted in a change in the average estimated useful lives of new machinery and equipment from approximately 10 years to approximately 20 years. This change extended the average remaining useful lives of existing machinery and equipment from X to Y.

Three Months Ended June 30, 2003 and 2002

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

	Three Months Ended June 30,		Change	% Change

	2003	2002

Production source of paperboard tons sold (in thousands):
From paperboard mill production	235.5	237.7	(2.2)	(0.9)%
Outside purchases	30.6	30.5	0.1	0.3%

Total paperboard tonnage	266.1	268.2	(2.1)	(0.8)%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	63.2	48.5	14.7	30.3%
Outside purchases	10.1	8.9	1.2	13.5%

Tube, core and composite container converted products	73.3	57.4	15.9	27.7%
Unconverted paperboard	10.4	9.2	1.2	13.0%

Tube, core and composite container volume	83.7	66.6	17.1	25.7%
Folding carton volume
Paperboard (internal)	20.3	27.0	(6.7)	(24.8)%
Outside purchases	16.8	20.2	(3.4)	(16.8)%

Folding carton converted products	37.1	47.2	(10.1)	(21.4)%
Unconverted paperboard	63.8	60.4	3.4	5.6%

Folding carton volume	100.9	107.6	(6.7)	(6.2)%
Gypsum wallboard facing paper volume
Unconverted paperboard	24.9	34.4	(9.5)	(27.6)%
Other specialty products volume
Paperboard (internal)	19.0	17.2	1.8	10.5%
Outside purchases	3.7	1.4	2.3	164.3%

Other specialty converted products	22.7	18.6	4.1	22.0%
Unconverted paperboard	33.9	41.0	(7.1)	(17.3)%

Other specialty products volume	56.6	59.6	(3.0)	(5.0)%

Total paperboard tonnage	266.1	268.2	(2.1)	(0.8)%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$421	$390	$31	7.9%
Average same-mill recovered fiber cost	92	80	12	15.0%

Paperboard mill gross paper margin	$329	$310	$19	6.1%

Tube and core:
Average same-facility net selling price	$808	$776	$32	4.1%
Average same-facility paperboard cost	466	428	38	8.9%

Tube and core gross paper margin	$342	$348	$(6)	(1.7)%

Paperboard tonnage. Total paperboard tonnage for the second quarter of 2003 decreased 0.8% to 266.1 thousand tons from 268.2 thousand tons in the second quarter of 2002. This decrease was primarily due to the following:

•	A decrease in unconverted paperboard to external customers in all end use markets. The most significant declines were in the other specialty and gypsum wallboard facing paper end-use markets. The decline in gypsum wallboard facing paper volume was primarily the result of transferring volume from our closed Buffalo papermill to our 50% owned, unconsolidated, Premier Boxboard joint venture. Including gypsum wallboard facing paper volume from Premier Boxboard, volume decreased 1.5% compared to second quarter 2002.

•	A decrease in internal conversion of paperboard by the carton and custom packaging segment.

These decreases were partially offset by an improvement in the tube, core and composite container segment internal conversion.

Tons sold from paperboard mill production decreased 0.9% for the second quarter of 2003 to 235.5 thousand tons, compared with 237.7 thousand tons for the same period last year. Total tonnage converted by our converting operations increased 8.0% for the second quarter of 2003 to 133.1 thousand tons compared to 123.2 thousand tons in the second quarter of 2002.

Sales. Our consolidated sales for the three months ended June 30, 2003 increased 7.7% to $246.8 million from $229.1 million in the same period of 2002. Acquisitions completed during 2002 and 2003 accounted for $31.1 million of sales during the second quarter of 2003. These acquisitions included certain assets of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), Design Tubes Co., Ltd., and Caraustar Northwest, LLC. The results of operations for these acquisitions were included only from and after the date of the acquisition. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,

	2003	2002	$ Change	% Change

Paperboard	$85,496	$77,201	$8,295	10.7%
Tube, core and composite container	89,771	68,942	20,829	30.2%
Carton and custom packaging	71,576	82,979	(11,403)	(13.7)%

Total	$246,843	$229,122	$17,721	7.7%

Paperboard Segment

Sales for the paperboard segment increased primarily due to acquisitions, combined with higher selling prices and higher sales from our recovered fiber sales operations and other non-paperboard products. These increases were partially offset by lower volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions, combined with higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in volume, lower selling prices and lower contract packaging sales.

Gross Profit Margin. Gross profit margin for the second quarter of 2003 decreased to 17.3% of sales from 19.3% in 2002. This margin decrease was primarily the result of higher energy, insurance and pension costs, higher inventory write-offs and lower selling prices in the carton and custom packaging segment, partially offset by lower depreciation expense and higher gross paper margins in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $45.2 million in the second quarter of 2003, an increase of $8.8 million from the second quarter of 2002. This increase was a result of the following:

•	Selling, general and administrative expenses associated with acquired operations.

•	The write-off of an accounts receivable balance of $3.3 million related to a significant carton customer that filed Chapter 11 bankruptcy, combined with an overall increase in accounts receivable write-offs.

•	Higher pension and insurance costs.

•	Costs of consolidating operations.

Restructuring Costs. In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. As mentioned below, we restructured this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful. We recorded an asset impairment charge for long-lived assets of $1.6 million in June 2003 and expect to take an additional charge for severance and other shut down costs in the third quarter of 2003. The majority of the Ashland carton sales will be transferred to our other carton manufacturing facilities.

Operating (Loss) Income. The operating loss for the second quarter of 2003 was $4.3 million, a $11.2 million decline from operating income of $6.9 million for the same period last year. The following table presents operating income (loss) by business segment (in thousands):

	Three Months Ended June 30,

	2003	2002	$ Change	% Change

Paperboard	$4,667	$4,511	$156	3.5%
Tube, core and composite container	2,654	3,105	(451)	(14.5)%
Carton and custom packaging	(6,193)	2,710	(8,903)	N/A
Corporate expense	(5,429)	(3,471)	(1,958)	(56.4)%

Total	$(4,301)	$6,855	$(11,156)	N/A

Paperboard Segment

The increase in operating income was a result of the following:

•	Lower depreciation expense.

•	Higher gross paper margins.

•	Results from acquisitions.

Partially offset by:

•	Lower volume.

•	Higher energy costs.

•	Higher pension and insurance costs.

•	Higher accounts receivable write-offs.

Tube, Core and Composite Container Segment

The decrease in operating income is the result of higher energy, pension and insurance costs, and costs of consolidating operations, partially offset by higher gross paper margins, results from acquisitions and lower depreciation expense.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	The write-off of a $3.3 million accounts receivable balance from a significant customer that filed Chapter 11 bankruptcy.

•	Restructuring charges related to the permanent closure of the Ashland Carton Plant.

•	Lower selling prices.

•	Higher paperboard costs.

•	Lower sales volume.

•	Increased energy, pension and insurance costs.

Partially offset by:

•	Lower depreciation expense.

Other Income (Expense). Interest expense increased 19.9% to $11.2 million for the second quarter of 2003 from $9.4 million in the same period of 2002. This increase was primarily due to the decrease in average notional amount of interest rate swaps outstanding. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $1.4 million in the second quarter of 2003, an improvement of $412 thousand from equity in income from unconsolidated affiliates of $1.0 million in the second quarter of 2002. This increase was primarily due to improved operating results for Premier Boxboard Limited (“PBL”), our paper mill joint venture with Temple-Inland. The improved results were due primarily to higher volume, improved gross paper margin and lower depreciation expense partially offset by higher energy costs. PBL’s improved results were partially offset by a decline in income at Standard Gypsum, L.P, our gypsum wallboard joint venture with Temple-Inland. The decline in income at Standard Gypsum was primarily due to lower selling prices and higher raw material costs, partially offset by increased sales volume and lower depreciation expense.

Net Loss. Net loss for the second quarter of 2003 was $9.8 million, or $0.35 net loss per common share, compared to net loss of $581 thousand, or $0.02 net loss per common share, for the same period last year.

Six Months Ended June 30, 2003 and 2002

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

	Six Months Ended June 30,

	2003	2002	Change	% Change

Production source of paperboard tons sold (in thousands):
From paperboard mill production	491.7	464.7	27.0	5.8%
Outside purchases	64.5	62.5	2.0	3.2%

Total paperboard tonnage	556.2	527.2	29.0	5.5%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	125.5	92.9	32.6	35.1%
Outside purchases	20.9	14.5	6.4	44.1%

Tube, core and composite container converted products	146.4	107.4	39.0	36.3%
Unconverted paperboard	22.8	17.6	5.2	29.5%

Tube, core and composite container volume	169.2	125.0	44.2	35.4%
Folding carton volume
Paperboard (internal)	46.2	49.9	(3.7)	(7.4)%
Outside purchases	35.1	45.2	(10.1)	(22.3)%

Folding carton converted products	81.3	95.1	(13.8)	(14.5)%
Unconverted paperboard	139.2	119.1	20.1	16.9%

Folding carton volume	220.5	214.2	6.3	2.9%
Gypsum wallboard facing paper volume
Unconverted paperboard	54.2	74.1	(19.9)	(26.9)%
Other specialty products volume
Paperboard (internal)	35.2	33.6	1.6	4.8%
Outside purchases	8.5	2.8	5.7	203.6%

Other specialty converted products	43.7	36.4	7.3	20.1%
Unconverted paperboard	68.6	77.5	(8.9)	(11.5)%

Other specialty products volume	112.3	113.9	(1.6)	(1.4)%

Total paperboard tonnage	556.2	527.2	29.0	5.5%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$417	$392	$25	6.4%
Average same-mill recovered fiber cost	86	70	16	22.9%

Paperboard mill gross paper margin	$331	$322	$9	2.8%

Tube and core:
Average same-facility net selling price	$807	$774	$33	4.3%
Average same-facility paperboard cost	465	431	34	7.9%

Tube and core gross paper margin	$342	$343	$(1)	(0.3)%

Paperboard tonnage. Total paperboard tonnage for the first six months of 2003 increased 5.5% to 556.2 thousand tons from 527.2 thousand tons in the first half of 2002. This increase was primarily due to the following:

•	Higher sales of unconverted paperboard to external customers in the folding carton end-use market.

•	An increase in internal conversion by the tube, core and composite container segment and the other specialty market.

These increases were partially offset by:

•	A decrease in unconverted paperboard to external customers in the gypsum facing and other specialty end use markets. Including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum facing paper volume remained essentially unchanged from the first six months of 2002.

•	A decrease in internal conversion of paperboard by the carton and custom packaging segment.

Tons sold from paperboard mill production increased 5.8% for the first six months of 2003 to 491.7 thousand tons, compared with 464.7 thousand tons for the same period last year. Total tonnage converted by our converting operations increased 13.7% for the first half of 2003 to 271.4 thousand tons compared to 238.8 thousand tons in the second half of 2002.

Sales. Our consolidated sales for the six months ended June 30, 2003 increased 11.5% to $499.7 million from $448.0 million in the same period of 2002. Acquisitions completed during 2002 and 2003 accounted for $68.0 million of sales during 2003. These acquisitions included certain assets of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), Design Tubes Co., Ltd., and Caraustar Northwest, LLC. The results of operations for these acquisitions were included only from and after the date of the acquisition. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,

	2003	2002	$ Change	% Change

Paperboard	$175,236	$151,769	$23,467	15.5%
Tube, core and composite container	178,892	133,800	45,092	33.7%
Carton and custom packaging	145,617	162,455	(16,838)	(10.4)%

Total	$499,745	$448,024	$51,721	11.5%

Paperboard Segment

Sales for the paperboard segment increased primarily due to acquisitions, higher paperboard selling prices and higher sales from our recovered fiber sales operations and other non-paperboard products. These increases were partially offset by lower paperboard volume on a same-mill basis.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions and higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in volume, lower selling prices and lower contract packaging sales.

Gross Profit Margin. Gross profit margin for the first six months of 2003 decreased to 17.9% of sales from 19.6% in 2002. This margin decrease was primarily the result of higher energy, insurance and pension costs, higher inventory write-offs and lower selling prices in the carton and custom packaging segment, partially offset by lower depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $88.8 million in the first six months of 2003, an increase of $18.4 million compared to the same period last year. This increase was a result of the following:

•	Selling, general and administrative expenses associated with acquired operations.

•	The write-off of an accounts receivable balance of $3.3 million related to a significant carton customer that filed Chapter 11 bankruptcy, combined with an overall increase in accounts receivable write-offs.

•	Cost of idling one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Higher pension and insurance costs.

•	Costs of consolidating operations.

Restructuring Costs. In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. As mentioned below, we restructured this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful. We recorded an asset impairment charge for long-lived assets of $1.6 million in June 2003 and expect to take an additional charge for severance and other shut down costs in the third quarter of 2003. The majority of the Ashland carton sales will be transferred to our other carton manufacturing facilities.

In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located, in Lockport, New York. We recorded a charge of approximately $4.2 million in connection with this closure. During the second quarter of 2003, we recorded an additional $258 thousand of restructuring costs. The majority of the Buffalo mills sales will be transferred to our other paperboard mills and the PBL joint venture.

In March and May 2003, we recorded a total of $184 thousand in severance expense related to the Halifax paperboard mill closure and the consolidation of our converting operations in Fayetteville, North Carolina.

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

Operating (Loss) Income. Operating (loss) income for the first six months of 2003 was a loss of $5.7 million, a $21.9 million decline from operating income of $16.3 million for the same period last year. The following table presents operating income (loss) by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change

	2003	2002

Paperboard	$6,692	$13,525	$(6,833)	(50.5)%
Tube, core and composite container	4,843	6,227	(1,384)	(22.2)%
Carton and custom packaging	(6,274)	3,485	(9,759)	N/A
Corporate expense	(10,932)	(6,968)	(3,964)	(56.9)%

Total	$(5,671)	$16,269	$(21,940)	N/A

Paperboard Segment

The decrease in operating income was a result of the following:

•	Restructuring costs related to the permanent closure of the Buffalo paperboard mill in the first quarter of 2003.

•	Cost of idling one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Higher energy costs.

•	Higher write-offs of uncollectible accounts receivable.

•	Higher pension and insurance costs.

Partially offset by:

•	Lower depreciation expense.

•	Higher gross paper margins.

•	Results from acquisitions.

Tube, Core and Composite Container Segment

The decrease in operating income is the result of the costs of consolidating acquired operations, combined with higher energy, pension and insurance costs. These higher costs were partially offset by lower depreciation expense.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	The write-off of a $3.3 million accounts receivable balance from a significant customer that filed Chapter 11 bankruptcy.

•	Restructuring charges related to the permanent closure of the Ashland Carton Plant.

•	Lower selling prices.

•	Increased paperboard costs.

•	Lower sales volume.

•	Increased energy, pension and insurance costs.

Partially offset by:

•	Lower depreciation expense.

Other Income (Expense). Interest expense increased 15.5% to $21.6 million for the first six months of 2003 from $18.7 million in the same period of 2002. This increase was primarily due to the decrease in average notional amount of interest rate swaps outstanding. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $1.5 million in the first half of 2003, an improvement of $429 thousand from equity in income from unconsolidated affiliates of $1.0 million in the first half of 2002. This increase was primarily due to improved operating results for Premier Boxboard Limited (“PBL”), our paper mill joint venture with Temple-Inland. The improved results were due to higher volume, improved gross paper margin and lower depreciation expense, partially offset by higher energy costs. PBL’s improved results were partially offset by a decline in income at Standard Gypsum, L.P, our gypsum wallboard joint venture with Temple-Inland. The decline in income at Standard Gypsum was primarily due to lower selling prices and higher raw material costs, partially offset by increased sales volume and lower depreciation expense.

Net Loss. Net loss for the first six months of 2003 was $17.0 million, or $0.61 net loss per common share, compared to net loss of $82 thousand, or $0.00 net loss per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this Report under “— Risk Factors” in Part I, Item 2. In the first six months of 2003, we generated $16.9 million in cash from operations, which is a 58.4% or $23.7 million decline from the first six months of 2002. Although the timing or certainty of the following events cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills and internal cost reduction initiatives. However, although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, we could require additional funds from external sources.

The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 2, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is likely that we will be in compliance with our covenants under our senior credit agreement during 2003.

Borrowings. At June 30, 2003 and December 31, 2002, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	June 30, 2003	December 31, 2002

Senior credit facility	$—	$—
9 7/8 senior subordinated notes	285,000	285,000
7 3/8 senior notes	193,250	193,250
7 1/4 senior notes	29,000	29,000
Other notes payable	9,981	9,880
Mark-to-market value of interest swap agreements	—	15,153
Realized interest rate swap gains (1)	16,042	502

Total debt	$533,273	$532,785

(1)	Net of discounts and amortization. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Effective June 24, 2003, we completed a refinancing of our senior credit facility. The new facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. In addition to outstanding letters of credit, certain other reserves reduce borrowing availability. These reserves totaled $2.4 million at June 30, 2003. The facility matures in June 2006. As of June 30, 2003, no borrowings were outstanding under the facility; however, an aggregate of $48.5 million in letter of credit obligations were outstanding. We are subject to a fixed charge ratio covenant if borrowing availability falls below $10.0 million or if “suppressed availability” (discussed below) falls below $20.0 million. The fixed charge ratio covenant did not require measurement at June 30, 2003. Availability under the facility at June 30, 2003 was limited to $14.1 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of 0.50% or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of 2.50%. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar-based loans.

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million.

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

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. See “-Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 9 7/8% senior subordinated notes and 7 3/8% senior notes. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries (“subsidiary guarantors”), other than two that are not wholly-owned.

Interest Rate Swap Agreements. In January 2003, we effectively unwound $85.0 million of our $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning our rights and obligations under the swap to one of our lenders under the senior credit facility. In exchange, we received approximately $4.3 million. We will accrete this gain into interest expense over the remaining term of the notes, which will partially offset the increase in interest expense. The gain will lower the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

In May 2003, we unwound the remaining $50.0 million of our $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. Simultaneously, we unwound $50.0 million of our remaining interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $7.1 million. The $11.7 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points. The $7.1 million gain lowered the effective interest rate of the 7 3/8% senior subordinated notes by approximately 80 basis points.

In July 2003 we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on six–month LIBOR plus a fixed margin.

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

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate original amount of approximately $56.2 million have been issued for its account in support of industrial development bond obligations. We are severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of June 30, 2003, the outstanding letters of credit totaled approximately $56.8 million, for one-half of which we are obligated (approximately $28.4 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $28.4 million at June 30, 2003. Our obligation is supported by a letter of credit in the face amount of $28.4 million, issued in favor of the Standard Gypsum lenders. This letter of credit was issued in March 2003 under our previous senior credit facility in replacement of a guarantee agreement, and was transferred to our new senior credit facility in June 2003. The letter of credit expires on January 15, 2004. We must also pay a fee on October 28, 2003 in the amount of 2% of the undrawn amount of this letter of credit in the event the letter of credit remains outstanding on that date. The letter of credit may be drawn in the event of a default under the Standard Gypsum credit facility, and such a default would be triggered by our failure to renew or extend this letter of credit. In the event we are unable to renew, extend or otherwise replace this letter of credit, the lenders under the Standard Gypsum facility would be entitled to draw under the letter of credit to satisfy our support obligations, and we would then be obligated to reimburse our senior lenders for the amount of such drawing.

Premier Boxboard is the borrower under a credit facility, the aggregate principal amount of which was reduced from $30.0 million to $20.2 million pursuant to an amendment completed on March 28, 2003. Pursuant to this amendment, the maturity date of the facility was shortened from June 29, 2005 to January 5, 2004. We are severally obligated for 50% of Premier Boxboard’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. Temple-Inland has guaranteed 50% of Premier Boxboard’s obligations. As of June 30, 2003, the outstanding principal amount of borrowings under the facility was approximately $20.2 million (including a $200 thousand undrawn letter of credit), for one-half of which we are obligated (approximately $10.1 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $10.1 million at June 30, 2003. Our obligation is supported by a letter of credit in the face amount of $10.1 million, issued in favor of the Premier Boxboard lenders. This letter of credit was issued in June 2003 under our new senior credit facility in replacement of a guarantee agreement, and expires in June 2004.

Any reductions of outstanding loans under the Premier Boxboard credit facility may not be reborrowed and will permanently reduce the commitments. The reduction of the commitments under this credit facility eliminates availability for borrowings unless we are able to reduce outstandings under the facility, and effectively requires us to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that we and our joint venture partner are permitted to make. If we are not able to fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if we are unable to refinance this facility prior to January 5, 2004, the entire facility would become immediately due and payable and the lenders under the Premier Boxboard facility will be entitled to draw under the letter of credit to satisfy our support obligations.

In the event that we were called upon to reimburse drawings under either or both of our joint venture letter of credit support obligations, we believe that we would be able to satisfy such obligations by having our senior lenders treat these reimbursement obligations as revolving credit loans under our senior credit agreement. The full $38.5 million of these letter of credit obligations outstanding as of June 30, 2003 has already been counted in determining the $14.1 million in borrowing availability under our senior credit facility as of June 30, 2003. Our cash on hand is also a potential source of repayment of some or all of these reimbursement obligations. However, we can give no assurance that by January 2004 we will be able to obtain the renewals, extensions or refinancings necessary to avoid being called upon to satisfy either or both of our joint venture support obligations, or that we will be able to reimburse our senior lenders in the event of drawings under one or both of the letters of credit. Any resulting acceleration and default in repayment of these support obligations could cause further defaults and acceleration under our 9 7/8 senior subordinated notes, our 7 1/4 senior notes and our 7 3/8 senior notes.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by us. A default under the Premier Boxboard credit facility would also constitute an event of default under these notes. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, our interest in Premier Boxboard. Further, in such an event of default, these assets would not be available to satisfy obligations owing to unsecured creditors of Premier Boxboard, including the lenders under the credit facility, which might make it more likely that our guarantee of the Premier Boxboard credit facility would be the primary source of repayment under the facility in the event Premier Boxboard cannot pay.

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

Cash from Operations. Cash generated from operations was $16.9 million for the six-month period ended June 30, 2003 compared with $40.7 million for the same period of 2002. The decrease was primarily due to lower operating results, partially offset by changes in operating assets and liabilities.

Capital Expenditures. Capital expenditures were $10.8 million in the first half of 2003 versus $10.7 million in the first half of 2002. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2003. To conserve cash, we intend to limit capital expenditures for 2003 to cost reduction, productivity improvement and replacement projects.

Acquisitions. On September 30, 2002, we acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill and intangible assets of approximately $41.5 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the US and in Canada.

In January 2003, we completed the purchase of our venture partner’s 50% equity of Caraustar Northwest, LLC, located in Tacoma, Washington, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of our Industrial & Consumer Products Group.

Dividends. We paid cash dividends of $833 thousand in the first quarter of 2002. In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. As described under “— Liquidity and Capital Resources,” our new senior credit facility prohibits us from paying any dividends.

Inflation

Raw material and energy price changes have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. We adopted SFAS No. 143 effective January 1, 2003. The adoption of this pronouncement did not have a material impact on our financial statements.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. We are required to adopt this interpretation no later than July 1, 2003 for any VIEs in which we hold a variable interest that were acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise maintains an interest after that date. We do not currently hold any VIEs and do not expect adoption of this interpretation to impact our condensed consolidated financial statements.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which we adopted on June 1, 2003, did not have an impact on our consolidated financial statements.

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

Our operating margins and cash flow may be adversely affected by rising energy costs.

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton. During the second quarter of 2003, energy costs were $60 per ton compared with $49 per ton in the second quarter of 2002, a 22.4% increase. The increase was due primarily to an increase in natural gas costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (with the exception of our purchase of certain assets of the Smurfit Industrial Packaging Group), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $4.0 million in 2002 and $4.5 million for the first half of 2003. We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources,” we have entered into a new senior credit facility that, among other things, imposes limitations on our ability to make acquisitions or other strategic investments. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources” and the consolidated financial statements included in Part I of this Report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have provided credit support to our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at some facilities, and we have put into place response actions at those sites where we believe such actions are necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. Despite these compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give assurance that environmental liabilities, including compliance and response costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, or further investigation of the potential health hazards of certain products or business activities.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

PART I, ITEM 3.

CARAUSTAR INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to our exposure to interest rate market risk. See Note 5 to the condensed consolidated financial statements for additional information about our interest rate swap agreements and transactions since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”). Included with the exhibits to this quarterly report are “certifications” of our Chief Executive Officer and Chief Financial Officer, which are required to be furnished by SEC rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The information discussed in this section of our quarterly report relates to the evaluations of disclosure controls and disclosures regarding internal control over financial reporting referenced in these certifications and should be read in conjunction with these certifications.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the reality of resource constraints; accordingly the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and possible misstatements due to fraud or error, if any, within our company have been detected. Among the inherent limitations in controls are the potential for erroneous judgments and decisions or simple errors or mistakes in the chain of recording, processing, summarizing or reporting information. Additionally, controls can be circumvented by the intentional acts of individuals or multiple persons acting in concert, or by management override. The design of any system of controls also is based in part on assumptions about the likelihood of future events, and we can give no assurance that our controls, as designed, will succeed in achieving their stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. The Company is in the process of implementing improvements to its policies and has engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual internal controls certification that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls generally.

As reported in our press release issued on August 13, 2003 and furnished as an exhibit to our current report on Form 8-K dated August 13, 2003, the Company’s disclosure controls process related to the filing of this quarterly report on Form 10-Q identified additional charges at the Company’s Carolina Converting, Inc. operation that required the Company to revise its results for the quarter ended June 30, 2003 from those previously published in the Company’s press release dated July 29, 2003.

Based on the evaluation discussed above, and subject to the disclosures and limitations noted above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls, are effective to provide reasonable assurance that management, including the Chief Executive Officer and Chief Financial Officer is timely alerted to material information relating to Caraustar and its consolidated subsidiaries required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

Subject to the disclosures and limitations noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

PART II, ITEM 4.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 7, 2003. The matters voted upon at the meeting were (1) a proposal to elect three Class II directors (Michael J. Keough, Bob M. Prillaman, and Russell M. Robinson, II), (2) a proposal to approve a new Long-Term Equity Incentive Plan and (3) a proposal to ratify the selection of Deloitte & Touche LLP as our independent public accountants for fiscal 2003. Proposals (1), (2) and (3) were approved by the following margins:

Proposal	Votes for	Votes Against or Withheld	Abstentions	Broker Nonvotes

Election of Directors
Michael J. Keough	23,765,160	756,015	—	—
Bob M. Prillaman	23,764,533	756,642	—	—
Russell M. Robinson, II	16,618,981	7,902,194	—	—
Approval of Long-Term Equity Incentive Plan	15,391,308	5,553,355	199,609	—
Ratification of Selection of Independent Public Accountants	23,638,851	879,916	2,408	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b)          Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

b)          Reports on Form 8-K

We filed three current reports on Form 8-K during the quarter ended June 30, 2003. The first report, filed on April 29, 2003, incorporated by reference the contents of our press release announcing our financial results for the quarter ended March 31, 2003.

The second report, filed on May 6, 2003, incorporated by reference the transcript of the webcast held April 29, 2003 discussing our first quarter 2003 results.

The third report, filed on June 25, 2003, incorporated by reference the press release announcing that we obtained a new senior credit facility.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.
By:	/s/ RONALD J. DOMANICO

Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.01	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04

Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05

Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06

First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07

Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01†

Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million Senior Credit facility.

10.02†	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent

10.03†

First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent

11.01†	Computation of Earnings Per Share

31.01†	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith