Form 10-Q
period 2003-09-30
CARAUSTAR INDUSTRIES INC
filed 2003-11-14
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 6, 2003.

Common Stock, $.10 par value	28,147,732
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

CARAUSTAR INDUSTRIES, INC.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,476	$34,314
Receivables, net of allowances	105,597	106,149
Inventories	94,223	107,644
Refundable income taxes	615	14,926
Other current assets	7,924	8,498

Total current assets	284,835	271,531

PROPERTY, PLANT AND EQUIPMENT:
Land	13,534	14,337
Buildings and improvements	145,747	150,565
Machinery and equipment	630,605	643,863
Furniture and fixtures	15,535	14,894

	805,421	823,659
Less accumulated depreciation	(383,333)	(380,264)

Property, plant and equipment, net	422,088	443,395

GOODWILL	183,130	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	53,451	52,830

OTHER ASSETS	29,087	36,913

	$972,591	$985,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$101	$70
Accounts payable	69,541	60,027
Accrued interest	20,069	8,687
Accrued compensation	12,104	12,828
Accrued pension	—	11,279
Other accrued liabilities	31,713	36,941

Total current liabilities	133,528	129,832

SENIOR CREDIT FACILITY	—	—

OTHER LONG-TERM DEBT, less current maturities	532,666	532,715

DEFERRED INCOME TAXES	52,990	60,630

PENSION LIABILITY	21,320	13,572

DEFERRED COMPENSATION	1,411	1,500

OTHER LIABILITIES	5,642	4,584

MINORITY INTEREST	608	700

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,147,732 and 27,906,674 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	2,815	2,791
Additional paid-in capital	182,384	182,224
Retained earnings	61,456	79,566
Accumulated other comprehensive loss	(22,229)	(22,900)

	224,426	241,681

	$972,591	$985,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
SALES	$253,013	$236,729	$752,758	$684,753
COST OF SALES	208,392	198,525	618,810	558,904

Gross profit	44,621	38,204	133,948	125,849
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,138	37,353	123,969	107,657
RESTRUCTURING AND IMPAIRMENT COSTS	3,085	—	9,252	985

Income from operations	6,398	851	727	17,207
OTHER (EXPENSE) INCOME:
Interest expense	(11,251)	(9,431)	(32,832)	(28,110)
Interest income	286	493	722	1,361
Write-off of deferred debt costs	—	—	(1,812)	—
Equity in income of unconsolidated affiliates	3,217	826	4,681	1,861
Other, net	(93)	47	258	175

Total other expense	(7,841)	(8,065)	(28,983)	(24,713)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(1,443)	(7,214)	(28,256)	(7,506)
MINORITY INTEREST IN LOSSES	155	35	92	113
BENEFIT FOR INCOME TAXES	(141)	(2,690)	(10,054)	(2,822)

NET LOSS	$(1,147)	$(4,489)	$(18,110)	$(4,571)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(52)	(74)	671	162

Comprehensive loss	$(1,199)	$(4,563)	$(17,439)	$(4,409)

BASIC
NET LOSS PER COMMON SHARE	$(0.04)	$(0.16)	$(0.65)	$(0.16)

Weighted average number of shares outstanding	27,990	27,862	27,937	27,859

DILUTED
NET LOSS PER COMMON SHARE	$(0.04)	$(0.16)	$(0.65)	$(0.16)

Weighted average number of shares outstanding	27,990	27,862	27,937	27,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash (used in) provided by
Operating activities:
Net loss	$(18,110)	$(4,571)
Depreciation and amortization	22,130	46,148
Write-off of deferred debt costs	1,812	—
Disposal of property, plant and equipment	1,116	334
Restructuring costs	8,547	985
Other noncash adjustments	(7,640)	6,512
Equity in income of unconsolidated affiliates, net of distributions	(1,031)	4,794
Changes in operating assets and liabilities	36,024	1,590

Net cash provided by operating activities	42,848	55,792

Investing activities:
Purchases of property, plant and equipment	(14,707)	(16,126)
Acquisitions of businesses, net of cash acquired	(695)	(69,144)
Proceeds from disposal of fixed assets	984	244
Investment in unconsolidated affiliates	—	(200)
Other, net	—	478

Net cash used in investing activities	(14,418)	(84,748)

Financing activities:
Proceeds from senior credit facility	—	38,000
Repayments of short and long-term debt	(17)	(6,628)
Proceeds from swap agreement unwind	15,950	—
Dividends paid	—	(833)
Deferred debt costs	(2,201)	(1,320)

Net cash provided by financing activities	13,732	29,219

Net change in cash and cash equivalents	42,162	263
Cash and cash equivalents at beginning of period	34,314	64,244

Cash and cash equivalents at end of period	$76,476	$64,507

Supplemental Disclosures:
Cash payments for interest	$20,237	$21,673

Income tax refunds, net of payments	$17,157	$18,441

Stock issued for acquisitions	$—	$325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year balances to conform with the 2003 presentation. Freight costs were reported as a single caption in 2002 and are now classified as a component of cost of sales for 2002 and 2003.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. Interim pro forma information regarding net income and earnings per share is required by SFAS No. 148, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using the Black-Scholes option pricing model. The following assumptions were used for options granted during the nine months ended September 30, 2003 and the year-ended December 31, 2002:

	2003	2002
Risk-free interest rate	3.54% — 4.22%	3.39% — 4.94%
Expected dividend yield	0%	0%
Expected option lives	8-10 years	8-10 years
Expected volatility	39%	39%

The total fair values of the options granted during the nine months ended September 30, 2003 and the year ended December 31, 2002 were computed to be approximately $1.0 million and $2.3 million, respectively. If the Company had accounted for these and other options issued prior to 2002 in accordance with SFAS No. 123, the Company’s reported and pro forma net loss and net loss per share for the three months and nine months ended September 30, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(1,147)	$(4,489)	$(18,110)	$(4,571)
Pro forma	$(1,437)	$(4,830)	$(19,038)	$(5,592)
Diluted loss per common share:
As reported	$(0.04)	$(0.16)	$(0.65)	$(0.16)
Pro forma	$(0.05)	$(0.17)	$(0.68)	$(0.20)

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity for which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company adopted this interpretation effective July 1, 2003. The Company does not currently hold any VIEs and the adoption of this interpretation did not have a material impact the Company’s consolidated financial statements or disclosures.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement on June 1, 2003, did not have an impact on the Company’s consolidated financial statements.

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

Smurfit Industrial Packaging Group

On September 30, 2002, the Company acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group (“Smurfit”), a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. Goodwill of approximately $34.5 million and intangible assets of approximately $8.7 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. The intangible assets are associated with the value of acquired customer relationships and will be amortized over 15 years.

Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market. In conjunction with the acquisition, the Company evaluated its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies. In March 2003, the Company announced the closure of six tube plants, including the four closures communicated in December 2002. The Company announced the closure of two additional tube plants during the second quarter of 2003, bringing the total number of tube plant closures to eight. The Company does not expect to close any more tube plants in conjunction with this acquisition.

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

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Total revenues	$285,337	$803,805
Net loss	$(2,829)	$(149)
Net loss per share:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)

Caraustar Northwest

In January 2003, the Company completed the purchase of its venture partner’s 50% interest in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of the Industrial & Consumer Products Group.

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

Inventories at September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003	December 31, 2002
Raw materials and supplies	$40,320	$46,781
Finished goods and work in process	53,903	60,863

Total inventory	$94,223	$107,644

Note 5. Senior Credit Facility and Other Long-Term Debt

At September 30, 2003 and December 31, 2002, total long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	285,000
7 3/8% senior notes	193,250	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,973	9,880
Mark-to-market value of interest swap agreements	(34)	15,153
Realized interest rate swap gains (1)	15,578	502

Total debt	532,767	532,785
Less current maturities	(101)	(70)

Total long-term debt	$532,666	$532,715

(1)	Net of discounts, premiums and amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

Effective June 24, 2003, the Company completed a refinancing of its senior credit facility. The new facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. In addition to outstanding letters of credit, certain other reserves reduce borrowing availability. As of September 30, 2003, no borrowings were outstanding under the facility; however, an aggregate of $47.0 million in letter of credit obligations were outstanding, as well as $2.4 million in reserves that reduce borrowing availability. Availability under the facility at September 30, 2003 was limited to $15.6 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of their business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at September 30, 2003.

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

In conjunction with refinancing the senior credit facility, a letter of credit of approximately $10.1 million was issued under the new facility in favor of the lenders to the Company’s 50% owned Premier Boxboard joint venture. In exchange for this letter of credit, the lenders terminated the Company’s guarantee agreement and relinquished its interest in any security related to Premier Boxboard’s credit facility. The Company is required to maintain this letter of credit in place during the term of the Premier Boxboard credit facility. Premier Boxboard paid off a portion of the outstanding borrowings during the third quarter and the letter of credit was lowered to $8.6 million.

For information regarding the Company’s former senior credit facility, see the Form 10-K and Form 10-Q for the periods ended December 31, 2002 and March 31, 2003, respectively.

Senior Subordinated and Senior Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of its 7 3/8% notes due June 1, 2009. The 7 3/8% notes were issued at a discount to yield an effective interest rate of 7.473% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior subordinated notes is 6.4%. See “—Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 7 3/8% senior subordinated notes. The 7 3/8% notes are unsecured obligations of the Company. In February 2002, the Company purchased $6.75 million of these notes in the open market.

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. See “—Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 9 7/8% senior subordinated notes. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than two that are not wholly-owned.

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

Under the provisions of SFAS No. 133, the Company designated and accounted for its interest rate swap agreements as fair value hedges. The Company assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The aggregate fair value of the swap agreements of approximately $34 thousand as of September 30, 2003 is classified as a component of long-term liabilities, with a corresponding adjustment to long-term debt. The December 31, 2002 aggregate fair value of the swaps was $15.2 million and is classified as a component of long-term assets, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

Note 6. Long-term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, restricted common shares, or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The Company’s board of directors authorized and shareholders approved, an aggregate of 4.0 million common shares for issuance under this plan. As of September 30, 2003, 233 thousand stock options and 230 thousand restricted shares have been granted under this plan.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales (external customers):
Paperboard	$81,485	$85,981	$245,074	$237,750
Tube, core and composite container	96,583	68,563	287,122	202,363
Carton and custom packaging	74,945	82,185	220,562	244,640

Total	$253,013	$236,729	$752,758	$684,753

Sales (intersegment):
Paperboard	$49,067	$37,639	$137,226	$106,214
Tube, core and composite container	1,325	1,030	3,892	2,865
Carton and custom packaging	206	208	772	579

Total	$50,598	$38,877	$141,890	$109,658

Income (loss) from operations:
Paperboard(A)	$10,666	$1,882	$17,261	$15,407
Tube, core and composite container	2,712	2,798	7,652	9,025
Carton and custom packaging(B)	(1,687)	1,599	(7,961)	5,084

Total	11,691	6,279	16,952	29,516
Corporate expense	(5,293)	(5,428)	(16,225)	(12,309)

Income from operations	6,398	851	727	17,207
Interest expense	(11,251)	(9,431)	(32,832)	(28,110)
Interest income	286	493	722	1,361
Write-off of deferred debt costs	—	—	(1,812)	—
Equity in income of unconsolidated affiliates	3,217	826	4,681	1,861
Other, net	(93)	47	258	175

Loss before minority interest and income taxes	$(1,443)	$(7,214)	$(28,256)	$(7,506)

(A)	Third quarter 2003 results include an adjustment increasing income from operations $360 thousand to revise the estimate of fixed asset disposals related to closing the Buffalo paperboard mill. The third quarter 2003 results also include ongoing restructuring costs of $173 thousand related to closing the Buffalo paperboard mill. Year-to-date 2003 results include charges to operations for restructuring costs of $4.4 million related to the Buffalo paperboard mill, the Carolina Converting, Inc. operation and the Halifax paperboard mill. These charges are related to the paperboard segment and are reflected in the segment’s operating results. Year-to-date 2002 results include a $985 thousand charge to operations related to the revised estimate of fixed asset disposals at the Camden and Chicago paperboard mills. (See Note 9).
(B)	Third quarter and year-to-date 2003 results include charges to operations of $3.3 million and $4.8 million, respectively, for restructuring costs related to the closing of the Ashland Carton plant. These charges are related to the carton and custom packaging segment and are reflected in the segment’s operating results. (See Note 9).

Note 8. Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company no longer amortizes goodwill, but instead reviews goodwill on at least an annual basis to determine if there is an impairment. The next test will be performed during the fourth quarter of 2003.

The following is a summary of the changes in the carrying amount of goodwill from December 31, 2002 to September 30, 2003:

	Paperboard	Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2002	$82,688	$43,340	$54,517	$180,545
Goodwill acquired and purchase adjustments	—	—	2,585	2,585

Balance as of September 30, 2003	$82,688	$43,340	$57,102	$183,130

Intangible Assets

As of September 30, 2003 the Company had an other intangible asset of $8.0 million, net of $716 thousand of amortization, which is classified as other assets. Amortization expense for the nine months ended September 30, 2003 was $426 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2003	$578
2004	578
2005	578
2006	578
2007	578

$2,890

Note 9. Restructuring and Impairment Charges

In June 2002, the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision, while the Camden mill overestimated the fixed asset write-off and recorded a credit of $0.5 million. During the first nine months of 2003, the remaining $197 thousand of other exit costs were paid and no accrual remained at September 30, 2003.

In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the decision to permanently close and dismantle the mill based on the foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million impairment charge and a $370 thousand accrual for other exit costs. As of September 30, 2003, there were no employees remaining at the mill. During the first nine months of 2003, $276 thousand of the accrual was paid for other exit costs and an accrual of $94 thousand remained. The remaining other exit costs are expected to be paid by December 31, 2003. In addition to the original accrual, $72 thousand was expensed and paid for severance and other termination benefits incurred during the first nine months of 2003. The Company is currently marketing the property for sale.

In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included a $2.4 million impairment charge for assets and a $3.6 million accrual for other exit costs. A substantial portion of the other exit costs is related to a real estate lease for which no future economic benefit will be derived. During the first nine months of 2003, $628 thousand of the accrual was paid for other exit costs and an accrual of $2.9 million remained. In addition to the original accrual, $114 thousand was expensed and paid for severance and other termination benefits incurred during the first nine months of 2003. The Carolina Converting, Inc. facility ceased operations in the first quarter of 2003. As of September 30, 2003, several employees remained to wind down the business, dismantle the machinery and equipment and clean the facility. The other exit costs will be paid through the end of 2006, the end of the real estate lease. The Company will complete the exit plan upon fulfilling its obligations under the real estate lease, which will end December 2006.

Also in December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included an impairment charge of $1.2 million for assets, a $494 thousand accrual for severance and other termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs. During the first nine months of 2003, $494 thousand had been paid for severance and other termination benefits, $604 thousand had been paid for other exit costs and an accrual of $60 thousand remained for other exit costs.

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.2 million in connection with this closure. The $4.2 million charge included a $3.4 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $53 thousand accrual for other exit costs. As of September 30, 2003 there were no employees remaining at the mill. During the first nine months of 2003, $670 thousand of the original accrual had been paid for severance and other termination benefits, $28 thousand had been paid for other exit costs and an accrual of $25 thousand remained for other exit costs. An additional $432 thousand was expensed and paid for ongoing other exit costs incurred during the first nine months of 2003. In September 2003, the restructuring expense was reduced by $360 thousand related to the final disposition of fixed assets. All mill closure activities are expected to be completed by December 31, 2003.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. As mentioned above, the Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. The Company recorded an asset impairment charge for long-lived assets of $1.6 million in June 2003. During the third quarter of 2003, the Company recorded an additional charge of approximately $3.0 million, which includes a $1.5 million impairment charge for assets, a $1.4 million accrual for severance and other termination benefits and an accrual of $25 thousand for other exit costs. During the first nine months of 2003, $277 thousand of the accrual had been paid for severance and other termination benefits and an accrual of $1.1 million remained for severance and other termination benefits and $25 thousand remained for other exit costs. In addition, $281 thousand was expensed and paid for ongoing other exit costs incurred during the third quarter of 2003. Substantially all of the Ashland carton sales will be transferred to the Company’s other carton manufacturing facilities.

The following is a summary of restructuring and impairment costs and the activity in the restructuring liability from January 1, 2002 to September 30, 2003 (in thousands):

	Asset Impairment	Severance and Other Termination Benefits	Other Exit Costs	Restructuring Liability	Total Restructuring and Impairment Costs
Liability balance, December 31, 2002		$494	$4,805	$5,299
First quarter 2003 charges	$3,437	842	53	895	$4,332

Expenditures		(368)	(582)	(950)

Liability balance, March 31, 2003		968	4,276	5,244
Second quarter 2003 charges	$1,563	14	258	272	$1,835

Expenditures		(638)	(941)	(1,579)

Liability balance, June 30, 2003		344	3,593	3,937
Third quarter 2003 charges	$1,182	1,424	479	1,903	$3,085

Expenditures		(620)	(923)	(1,543)

Liability balance, September 30, 2003		$1,148	$3,149	$4,297

Note 10. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Calculation of Basic Loss Per Share:
Net loss	$(1,147)	$(4,489)	$(18,110)	$(4,571)
Weighted average number of common shares outstanding	27,990	27,862	27,937	27,859

Basic loss per share	$(0.04)	$(0.16)	$(0.65)	$(0.16)

Calculation of Diluted Loss Per Share:
Net loss	$(1,147)	$(4,489)	$(18,110)	$(4,571)
Weighted average number of common shares outstanding	27,990	27,862	27,937	27,859

Diluted loss per share	$(0.04)	$(0.16)	$(0.65)	$(0.16)

Approximately 2.2 million common stock equivalents are excluded from the three-month periods ended September 30, 2003 and 2002 and approximately 2.2 million and 2.3 million common stock equivalents are excluded from the first nine months of 2003 and 2002, respectively. These common stock equivalents are excluded because they are antidilutive.

Note 11. Equity Interest in Unconsolidated Affiliate

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland Forest Products Corporation, which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company for the year ended December 31, 2002, Standard’s summarized income statement for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$25,615	$25,145	$69,745	$69,824
Gross profit	5,206	6,101	12,189	17,061
Income from operations	4,335	5,240	9,774	14,567

Net income	$3,796	$4,478	$8,040	$12,534

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	As of September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,163	$—	$1,313	$—	$76,476
Intercompany funding	14,452	(2,883)	(11,569)	—	—
Receivables, net of allowances	495	100,040	5,062	—	105,597
Intercompany accounts receivable	—	138	212	(350)	—
Inventories	—	89,932	4,291	—	94,223
Refundable income taxes	145	149	321	—	615
Other current assets	3,477	3,417	1,030	—	7,924

Total current assets	93,732	190,793	660	(350)	284,835

PROPERTY, PLANT AND EQUIPMENT	12,465	762,849	30,107	—	805,421
Less accumulated depreciation	(7,596)	(358,081)	(17,656)	—	(383,333)

Property, plant and equipment, net	4,869	404,768	12,451	—	422,088

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	594,509	131,058	—	(725,567)	—

GOODWILL	—	179,791	3,339	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	53,451	—	—	—	53,451

OTHER ASSETS	14,474	14,613	—	—	29,087

	$761,035	$921,023	$16,450	$(725,917)	$972,591

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$31	$—	$—	$101
Accounts payable	13,210	52,750	3,581	—	69,541
Intercompany accounts payable	—	212	138	(350)	—
Accrued interest	19,865	204	—	—	20,069
Accrued compensation	666	11,197	241	—	12,104
Accrued pension	—	—	—	—	—
Other accrued liabilities	15,269	14,549	1,895	—	31,713

Total current liabilities	49,080	78,943	5,855	(350)	133,528

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	524,404	8,262	—	—	532,666

DEFERRED INCOME TAXES	39,318	12,241	1,431	—	52,990

PENSION LIABILITY	1,083	20,237	—	—	21,320

DEFERRED COMPENSATION	1,358	53	—	—	1,411

OTHER LIABILITIES	33	5,609	—	—	5,642

MINORITY INTEREST	—	—	—	608	608

SHAREHOLDERS’ EQUITY:
Common stock	2,754	772	523	(1,234)	2,815
Additional paid-in capital	208,050	601,759	7,922	(635,347)	182,384
Retained (deficit) earnings	(42,732)	193,147	635	(89,594)	61,456
Accumulated other comprehensive (loss) income	(22,313)	—	84	—	(22,229)

	145,759	795,678	9,164	(726,175)	224,426

	$761,035	$921,023	$16,450	$(725,917)	$972,591

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,544	$—	$770	$—	$34,314
Intercompany funding	80,940	(71,516)	(9,424)	—	—
Receivables, net of allowances	514	99,977	5,658	—	106,149
Intercompany accounts receivable	—	459	135	(594)	—
Inventories	—	102,698	4,946	—	107,644
Refundable income taxes	14,578	149	199	—	14,926
Other current assets	1,934	5,497	1,067	—	8,498

Total current assets	131,510	137,264	3,351	(594)	271,531

PROPERTY, PLANT, AND EQUIPMENT	11,660	782,734	29,265	—	823,659
Less accumulated depreciation	(6,220)	(357,259)	(16,785)	—	(380,264)

Property, plant, and equipment, net	5,440	425,475	12,480	—	443,395

INVESTMENT IN CONSOLIDATED SUBSIDARIES	594,464	129,849	—	(724,313)	—

GOODWILL	—	177,578	2,967	—	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	52,130	700	—	—	52,830

OTHER ASSETS	27,479	9,294	140	—	36,913

	$811,023	$880,160	$18,938	$(724,907)	$985,214

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$70	$—	$—	$—	$70
Accounts payable	20,162	36,320	3,545	—	60,027
Intercompany accounts payable	—	135	459	(594)	—
Accrued interest	8,615	72	—	—	8,687
Accrued compensation	652	11,906	270	—	12,828
Accrued pension	7,279	4,000	—	—	11,279
Other accrued liabilities	6,917	27,358	2,666	—	36,941

Total current liabilities	43,695	79,791	6,940	(594)	129,832

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	524,515	8,200	—	—	532,715

DEFERRED INCOME TAXES	46,994	12,243	1,393	—	60,630

PENSION LIABILITY	13,572	—	—	—	13,572

DEFERRED COMPENSATION	1,447	53	—	—	1,500

OTHER LIABILITIES	—	4,584	—	—	4,584

MINORITY INTEREST	—	—	—	700	700

SHAREHOLDER’S EQUITY
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	207,891	600,379	7,922	(633,968)	182,224
Retained (deficit) earnings	(7,508)	174,013	2,747	(89,686)	79,566
Accumulated other comprehensive loss	(22,313)	—	(587)	—	(22,900)

	180,800	775,289	10,605	(725,013)	241,681

	$811,023	$880,160	$18,938	$(724,907)	$985,214

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	For The Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$299,316	$8,637	$(54,940)	$253,013
COST OF SALES	—	253,863	9,469	(54,940)	208,392

Gross profit (loss)	—	45,453	(832)	—	44,621
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,434	29,763	(59)	—	35,138
RESTRUCTURING AND IMPAIRMENT COSTS	—	3,085	—	—	3,085

(Loss) income from operations	(5,434)	12,605	(773)	—	6,398
OTHER (EXPENSE) INCOME:
Interest expense	(11,175)	(74)	(105)	103	(11,251)
Interest income	389	—	—	(103)	286
Write-off of deferred debt costs	—	—	—	—	—
Equity in income of unconsolidated affiliates	3,217	—	—	—	3,217
Other, net	—	55	(148)	—	(93)

	(7,569)	(19)	(253)	—	(7,841)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(13,003)	12,586	(1,026)	—	(1,443)
MINORITY INTEREST IN LOSSES	—	—	—	155	155
BENEFIT FOR INCOME TAXES	(124)	—	(17)	—	(141)

NET (LOSS) INCOME	$(12,879)	$12,586	$(1,009)	$155	$(1,147)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	For The Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$277,600	$6,185	$(47,056)	$236,729
COST OF SALES	(47)	240,575	5,053	(47,056)	198,525

Gross profit	47	37,025	1,132	—	38,204
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,525	31,580	1,248	—	37,353
RESTRUCTURING AND IMPAIRMENT COSTS	—	—	—	—	—

(Loss) income from operations	(4,478)	5,445	(116)	—	851
OTHER (EXPENSE) INCOME:
Interest expense	(9,347)	(75)	(100)	91	(9,431)
Interest income	588	(5)	1	(91)	493
Equity in income (loss) of unconsolidated affiliates	870	(44)	—	—	826
Other, net	—	66	(19)	—	47

	(7,889)	(58)	(118)	—	(8,065)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(12,367)	5,387	(234)	—	(7,214)
MINORITY INTEREST IN LOSSES	—	—	—	35	35
BENEFIT FOR INCOME TAXES	(2,690)	—	—	—	(2,690)

NET (LOSS) INCOME	$(9,677)	$5,387	$(234)	$35	$(4,489)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	For The Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$887,056	$27,864	$(162,162)	$752,758
COST OF SALES	—	755,670	25,302	(162,162)	618,810

Gross profit	—	131,386	2,562	—	133,948
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,639	103,295	4,035	—	123,969
RESTRUCTURING AND IMPAIRMENT COSTS	—	9,252	—	—	9,252

(Loss) income from operations	(16,639)	18,839	(1,473)	—	727
OTHER (EXPENSE) INCOME:
Interest expense	(32,590)	(234)	(319)	311	(32,832)
Interest income	1,031	1	1	(311)	722
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	4,681	—	—	—	4,681
Other, net	—	528	(270)	—	258

	(28,690)	295	(588)	—	(28,983)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(45,329)	19,134	(2,061)	—	(28,256)
MINORITY INTEREST IN LOSSES	—	—	—	92	92
(BENEFIT) PROVISION FOR INCOME TAXES	(10,105)	—	51	—	(10,054)

NET (LOSS) INCOME	$(35,224)	$19,134	$(2,112)	$92	$(18,110)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	For The Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$795,894	$17,960	$(129,101)	$684,753
COST OF SALES	(141)	673,349	14,797	(129,101)	558,904

Gross profit	141	122,545	3,163	—	125,849
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,491	92,399	3,767	—	107,657
RESTRUCTURING AND IMPAIRMENT COSTS	—	985	—	—	985

(Loss) income from operations	(11,350)	29,161	(604)	—	17,207
OTHER (EXPENSE) INCOME:
Interest expense	(27,855)	(242)	(301)	288	(28,110)
Interest income	1,636	9	4	(288)	1,361
Equity in income (loss) of unconsolidated affiliates	1,987	(126)	—	—	1,861
Other, net	—	319	(144)	—	175

	(24,232)	(40)	(441)	—	(24,713)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(35,582)	29,121	(1,045)	—	(7,506)
MINORITY INTEREST IN LOSSES	—	—	—	113	113
BENEFIT FOR INCOME TAXES	(2,822)	—	—	—	(2,822)

NET (LOSS) INCOME	$(32,760)	$29,121	$(1,045)	$113	$(4,571)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	For The Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$29,092	$12,356	$1,400	$—	$42,848

Investing activities:
Purchases of property, plant and equipment	(1,222)	(12,446)	(1,039)	—	(14,707)
Acquisitions of businesses, net of cash acquired	—	(695)	—	—	(695)
Proceeds from disposal of fixed assets	—	802	182	—	984

Net cash used in investing activities	(1,222)	(12,339)	(857)	—	(14,418)

Financing activities:
Repayments of short and long-term debt	—	(17)	—	—	(17)
Proceeds from swap agreement unwind	15,950	—	—	—	15,950
Deferred debt costs	(2,201)	—	—	—	(2,201)

Net cash provided by (used in) financing activities	13,749	(17)	—	—	13,732

Net change in cash and cash equivalents	41,619	—	543	—	42,162
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$75,163	$—	$1,313	$—	$76,476

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

	For The Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(26,763)	$81,690	$865	$—	$55,792

Investing activities:
Purchases of property, plant and equipment	(1,284)	(14,273)	(569)	—	(16,126)
Acquisitions of businesses, net of cash acquired	—	(69,029)	(115)	—	(69,144)
Proceeds from disposal of fixed assets	—	240	4	—	244
Investment in unconsolidated affiliates	—	(200)	—		(200)
Other, net	(833)	1,338	(27)	—	478

Net cash used in investing activities	(2,117)	(81,924)	(707)	—	(84,748)

Financing activities:
Proceeds from senior credit facility	38,000	—	—	—	38,000
Repayments of short and long-term debt	(6,580)	(48)	—	—	(6,628)
Dividends paid	(833)	—	—	—	(833)
Deferred debt costs	(1,320)	—	—	—	(1,320)

Net cash provided by (used in) financing activities	29,267	(48)	—	—	29,219

Net change in cash and cash equivalents	387	(282)	158	—	263
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$63,664	$150	$693	$—	$64,507

Note 13. Commitments and Contingencies

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 14. Subsequent Event

On October 24, 2003, Standard Gypsum, L.P. put into place substitute direct-pay letters of credit in support of its industrial development bond obligations, in the aggregate amount of $57.4 million. Concurrently with the issuance by Standard Gypsum of the substitute letters of credit, the Company cancelled the $28.4 million supporting letter of credit previously issued under its senior credit facility in favor of the former issuing lender, and issued a new $28.7 million letter of credit in favor of the new issuing lender. This new letter of credit expires on October 24, 2004.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 42% in the first nine months of 2003. The remaining 58% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production between mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Same-mill recovered fiber cost per ton averaged $85 during 2002 and $87 during the first nine months of 2003.

We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 2, “— Risk Factors – Our business and financial performance may be harmed by future increases in raw material costs.”

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton. During the first nine months of 2003, energy costs were $62 per ton compared with $48 per ton in the first nine months of 2002, a 30.0% increase. The increase was due primarily to an increase in natural gas costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

We are a holding company that currently operates our business through 26 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources” below.

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

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence that an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period as the related revenues are recorded.

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We periodically monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

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

Pension and Other Postretirement Benefits. We maintain a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During September 2003, the maximum deductible contribution of $11.7 million was made to the Pension Plan relating to the 2002 plan year. Based on our current estimate of future funding requirements, we do not expect to make a contribution for the 2003 plan year.

During 1996, we adopted a supplemental executive retirement plan (“SERP”), which provides benefits to certain named participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP was unfunded at September 30, 2003.

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

Three Months Ended September 30, 2003 and 2002

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

	Three Months Ended September 30,			% Change
	2003	2002	Change
Production source of paperboard tons sold (in thousands):
From paperboard mill production	243.5	238.6	4.9	2.1%
Outside purchases	33.2	30.1	3.1	10.3%

Total paperboard tonnage	276.7	268.7	8.0	3.0%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	63.0	50.0	13.0	26.0%
Outside purchases	9.8	8.7	1.1	12.6%

Tube, core and composite container converted products	72.8	58.7	14.1	24.0%
Unconverted paperboard	10.4	10.1	0.3	3.0%

Tube, core and composite container volume	83.2	68.8	14.4	20.9%
Folding carton volume
Paperboard (internal)	22.5	24.4	(1.9)	(7.8)%
Outside purchases	19.1	20.3	(1.2)	(5.9)%

Folding carton converted products	41.6	44.7	(3.1)	(6.9)%
Unconverted paperboard	64.9	70.4	(5.5)	(7.8)%

Folding carton volume	106.5	115.1	(8.6)	(7.5)%
Gypsum wallboard facing paper volume
Unconverted paperboard	27.9	34.1	(6.2)	(18.2)%
Other specialty products volume
Paperboard (internal)	18.1	16.6	1.5	9.0%
Outside purchases	4.3	1.1	3.2	290.9%

Other specialty converted products	22.4	17.7	4.7	26.6%
Unconverted paperboard	36.7	33.0	3.7	11.2%

Other specialty products volume	59.1	50.7	8.4	16.6%

Total paperboard tonnage	276.7	268.7	8.0	3.0%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$424	$411	$13	3.2%
Average same-mill recovered fiber cost	88	113	(25)	(22.1)%

Paperboard mill gross paper margin	$336	$298	$38	12.8%

Tube and core:
Average same-facility net selling price	$819	$797	$22	2.8%
Average same-facility paperboard cost	465	451	14	3.1%

Tube and core gross paper margin	$354	$346	$8	2.3%

Paperboard tonnage. Total paperboard tonnage for the third quarter of 2003 increased 3.0% to 276.7 thousand tons from 268.7 thousand tons in the third quarter of 2002. This increase was primarily due to the following:

•	An increase in internal conversion of paperboard by the tube, core and composite container and other specialty end-use markets and an increase in sales of unconverted paperboard to external customers in the other specialty end-use market.

This increase was partially offset by the following:

•	A decrease in sales of unconverted paperboard to external customers in the gypsum wallboard facing paper and folding carton end-use markets and a decrease in internal conversion of paperboard by the folding carton end-use market. The decrease in sales of gypsum wallboard facing paper was the result of transferring volume from our Buffalo paper mill, which was closed in March 2003, to our 50% owned, unconsolidated, Premier Boxboard joint venture. Including the volume from Premier Boxboard, gypsum wallboard facing paper increased 10.5% in the third quarter of 2003 versus the same period last year. The decrease in unconverted paperboard volume sold to external customers was also caused by idling one of two coated recycled paperboard machines at the Rittman, Ohio facility in April 2003.

Tons sold from paperboard mill production increased 2.1% for the third quarter of 2003 to 243.5 thousand tons, compared with 238.6 thousand tons for the same period last year. Total tonnage converted by our converting operations increased 13.0% for the third quarter of 2003 to 136.8 thousand tons compared to 121.1 thousand tons in the third quarter of 2002.

Sales. Our consolidated sales for the three months ended September 30, 2003 increased 6.9% to $253.0 million from $236.7 million in the same period of 2002. The following table presents sales by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Paperboard	$81,485	$85,981	$(4,496)	-5.2%
Tube, core and composite container	96,583	68,563	28,020	40.9%
Carton and custom packaging	74,945	82,185	(7,240)	-8.8%

Total	$253,013	$236,729	$16,284	6.9%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume and lower sales from our recovered fiber sales operation. These decreases were partially offset by sales from acquisitions and higher selling prices.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions and higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in volume and lower selling prices.

Gross Profit Margin. Gross profit margin for the third quarter of 2003 increased to 17.6% of sales from 16.1% in 2002. This margin increase was primarily the result of lower depreciation expense and higher gross paper margins in the paperboard and the tube, core and composite container segments, partially offset by higher energy, insurance and pension costs and lower selling prices in the carton and custom packaging segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $35.1 million in the third quarter of 2003, a decrease of $2.2 million from the third quarter of 2002. This decrease was a result of the following:

•	Reductions through savings initiatives, which includes facility closures.

•	A $1.9 million recovery of accounts receivable previously written-off related to a significant carton customer that filed Chapter 11 bankruptcy.

•	Lower expense related to uncollectible accounts receivable.

This decrease was partially offset by:

•	Selling, general and administrative expenses associated with acquired operations.

•	Higher pension and insurance costs.

•	Costs of consolidating operations.

Restructuring and Impairment Costs. In June 2003, we initiated a plan to permanently close our Ashland, Ohio facility. As mentioned below, we restructured this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful. We recorded an additional $3.0 million charge in the third quarter in connection with this closure. Most of the Ashland carton sales will be transferred to our other carton manufacturing facilities.

Income (loss) from operations. Income from operations for the third quarter of 2003 was $6.4 million, a $5.5 million increase from the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Paperboard	$10,666	$1,882	$8,784	466.7%
Tube, core and composite container	2,712	2,798	(86)	-3.1%
Carton and custom packaging	(1,687)	1,599	(3,286)	N/A
Corporate expense	(5,293)	(5,428)	135	-2.5%

Total	$6,398	$851	$5,547	651.8%

Paperboard Segment

The increase in income from operations was a result of the following:

•	Lower depreciation expense.

•	Higher gross paper margins.

•	Results from acquisitions.

•	Savings from cost reduction initiatives.

This increase was partially offset by:

•	Lower same-mill volume.

•	Higher energy costs.

•	Higher pension and insurance costs.

•	Higher short-term operating costs related to idling one of two coated recycled paperboard machines at the Rittman, Ohio facility.

Tube, Core and Composite Container Segment

The decrease in income from operations is the result of higher energy, pension and insurance costs, and costs of consolidating operations, partially offset by higher gross paper margins, results from acquisitions and lower depreciation expense.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	Restructuring charges related to the permanent closure of the Ashland Carton Plant. See notes to the consolidated financial statements for additional information regarding this restructuring plan.

•	Lower selling prices.

•	Higher paperboard costs.

•	Lower sales volume.

•	Increased energy, pension and insurance costs.

This decline was partially offset by:

•	Lower depreciation expense.

•	A $1.9 million recovery of accounts receivable previously written-off in relation to a significant carton customer that filed Chapter 11 bankruptcy.

Other Income (Expense). Interest expense increased 19.3% to $11.3 million for the third quarter of 2003 from $9.4 million in the same period of 2002. This increase was primarily due to the decrease in average notional amount of interest rate swaps outstanding. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $3.2 million in the third quarter of 2003, an improvement of $2.4 million from equity in income from unconsolidated affiliates of $826 thousand in the third quarter of 2002. This increase was primarily due to improved operating results for Premier Boxboard Limited (“PBL”), our paper mill joint venture with Temple-Inland. The improved results were due primarily to higher volume, improved gross paper margin and lower depreciation expense, partially offset by higher energy costs. PBL’s improved results were partially offset by a decline in income at Standard Gypsum, L.P, our gypsum wallboard joint venture with Temple-Inland. The decline in income at Standard Gypsum was primarily due to lower selling prices and higher raw material costs, partially offset by increased sales volume and lower depreciation expense.

Benefit for income taxes. The effective income tax benefit for the third quarter of 2003 was 9.8% compared with 37.3% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the third quarter of 2003 included $300 thousand of additional tax expense relating to an estimated future impairment of state net operating losses.

Net Loss. Net loss for the third quarter of 2003 was $1.1 million, or $0.04 net loss per common share, compared to net loss of $4.5 million, or $0.16 net loss per common share, for the same period last year.

Nine Months Ended September 30, 2003 and 2002

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

	Nine Months Ended September 30,			% Change
	2003	2002	Change
Production source of paperboard tons sold (in thousands):
From paperboard mill production	735.1	703.2	31.9	4.5%
Outside purchases	97.8	92.7	5.1	5.5%

Total paperboard tonnage	832.9	795.9	37.0	4.6%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	188.4	142.9	45.5	31.8%
Outside purchases	30.7	23.3	7.4	31.8%

Tube, core and composite container converted products	219.1	166.2	52.9	31.8%
Unconverted paperboard	33.3	27.7	5.6	20.2%

Tube, core and composite container volume	252.4	193.9	58.5	30.2%
Folding carton volume
Paperboard (internal)	68.7	74.3	(5.6)	(7.5)%
Outside purchases	54.2	65.5	(11.3)	(17.3)%

Folding carton converted products	122.9	139.8	(16.9)	(12.1)%
Unconverted paperboard	204.2	189.5	14.7	7.8%

Folding carton volume	327.1	329.3	(2.2)	(0.7)%
Gypsum wallboard facing paper volume
Unconverted paperboard	82.1	108.2	(26.1)	(24.1)%
Other specialty products volume
Paperboard (internal)	53.3	50.1	3.2	6.4%
Outside purchases	12.9	3.9	9.0	230.8%

Other specialty converted products	66.2	54.0	12.2	22.6%
Unconverted paperboard	105.1	110.5	(5.4)	(4.9)%

Other specialty products volume	171.3	164.5	6.8	4.1%

Total paperboard tonnage	832.9	795.9	37.0	4.6%

Gross paper margins ($/ton):
Paperboard mill:
Average same-mill net selling price	$420	$398	$22	5.5%
Average same-mill recovered fiber cost	87	84	3	3.6%

Paperboard mill gross paper margin	$333	$314	$19	6.1%

Tube and core:
Average same-facility net selling price	$811	$782	$29	3.7%
Average same-facility paperboard cost	465	438	27	6.2%

Tube and core gross paper margin	$346	$344	$2	0.6%

Paperboard tonnage. Total paperboard tonnage for the first nine months of 2003 increased 4.6% to 832.9 thousand tons from 795.9 thousand tons in the first nine months of 2002. This increase was primarily due to the following:

•	An increase in internal conversion of paperboard by the tube, core and composite container and other specialty end-use markets and an increase in unconverted paperboard to external customers in the folding carton end-use market.

This increase was partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the gypsum wallboard facing paper end-use market and a decrease in internal conversion of paperboard by the folding carton end-use market. The decrease in sales of gypsum wallboard facing paper was the result of transferring volume from our Buffalo paper mill, which was closed in March 2003, to our 50% owned, unconsolidated, Premier Boxboard joint venture. Including the volume from Premier Boxboard, gypsum wallboard facing paper increased 3.4% during the first nine months of 2003 versus the same period last year. The decrease in unconverted paperboard volume sold to external customers was also caused by idling one of two coated recycled paperboard machines at the Rittman, Ohio facility in April 2003.

Tons sold from paperboard mill production increased 4.5% for the first nine months of 2003 to 735.1 thousand tons, compared with 703.2 thousand tons for the same period last year. Total tonnage converted by our converting operations increased 13.4% for the first nine months of 2003 to 408.2 thousand tons compared to 359.9 thousand tons in the first nine months of 2002.

Sales. Our consolidated sales for the nine months ended September 30, 2003 increased 9.9% to $752.8 million from $684.8 million in the same period of 2002. The following table presents sales by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2003	2002
Paperboard	$245,074	$237,750	$7,324	3.1%
Tube, core and composite container	287,122	202,363	84,759	41.9%
Carton and custom packaging	220,562	244,640	(24,078)	-9.8%

Total	$752,758	$684,753	$68,005	9.9%

Paperboard Segment

Sales for the paperboard segment increased primarily due to acquisitions, higher paperboard selling prices and higher sales from converted paperboard products. These increases were partially offset by lower paperboard volume on a same-mill basis.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions and higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in volume, lower selling prices and lower contract packaging sales.

Gross Profit Margin. Gross profit margin for the first nine months of 2003 decreased to 17.8% of sales from 18.4% in 2002. This margin decrease was primarily the result of higher energy, insurance and pension costs, higher inventory write-offs and lower selling prices in the carton and custom packaging segment, partially offset by lower depreciation expense and higher gross paper margins in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $124.0 million in the first nine months of 2003, an increase of $16.3 million compared to the same period last year. This increase was a result of the following:

•	Selling, general and administrative expenses associated with acquired operations.

•	Higher pension and insurance costs.

•	Higher expense related to uncollectible accounts receivable.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Costs of consolidating operations.

This decline was partially offset by:

•	Reductions through savings initiatives, which includes facility closures.

Restructuring and Impairment Costs. In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. As mentioned below, we restructured this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful. We recorded a charge of approximately $4.8 in connection with this closure. The $4.8 million charge included a $1.5 million impairment charge for long-lived assets. Most of the Ashland carton sales will be transferred to our other carton manufacturing facilities.

In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located, in Lockport, New York. We recorded a charge of approximately $4.2 million in connection with this closure. During the first nine months of 2003, we recorded an additional $71 thousand of restructuring costs. The majority of the Buffalo mills sales will be transferred to our other paperboard mills and the PBL joint venture.

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

Income (loss) from operations. Income from operations for the first nine months of 2003 was $727 thousand, a $16.5 million decline from income from operations of $17.2 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2003	2002
Paperboard	$17,261	$15,407	$1,854	12.0%
Tube, core and composite container	7,652	9,025	(1,373)	-15.2%
Carton and custom packaging	(7,961)	5,084	(13,045)	N/A
Corporate expense	(16,225)	(12,309)	(3,916)	31.8%

Total	$727	$17,207	$(16,480)	-95.8%

Paperboard Segment

The increase in income from operations was a result of the following:

•	Lower depreciation expense.

•	Higher gross paper margins.

•	Results from acquisitions.

This increase was partially offset by:

•	Restructuring costs.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Higher energy costs.

•	Higher expense related to uncollectible accounts receivable.

•	Higher pension and insurance costs.

Tube, Core and Composite Container Segment

The decrease in income from operations is the result of the costs of consolidating acquired operations, combined with higher energy, pension and insurance costs. These higher costs were partially offset by results from acquisitions and lower depreciation expense.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	Higher expense related to uncollectible accounts receivable.

•	Restructuring and impairment costs.

•	Lower selling prices.

•	Increased paperboard costs.

•	Lower sales volume.

•	Increased energy, pension and insurance costs.

This decline was partially offset by:

•	Lower depreciation expense.

Other Income (Expense). Interest expense increased 16.8% to $32.8 million for the first nine months of 2003 from $28.1 million in the same period of 2002. This increase was primarily due to the decrease in average notional amount of interest rate swaps outstanding. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $4.7 million in the first nine months of 2003, an improvement of $2.8 million from equity in income from unconsolidated affiliates of $1.9 million in the first nine months of 2002. This increase was primarily due to improved operating results for Premier Boxboard Limited (“PBL”), our paper mill joint venture with Temple-Inland. The improved results were due to higher volume, improved gross paper margin and lower depreciation expense, partially offset by higher energy costs. PBL’s improved results were partially offset by a decline in income at Standard Gypsum, L.P, our gypsum wallboard joint venture with Temple-Inland. The decline in income at Standard Gypsum was primarily due to lower selling prices and higher energy and raw material costs, partially offset by increased sales volume and lower depreciation expense.

Benefit for income taxes. The effective income tax benefit for the nine-month period ended September 30, 2003 was 35.6% compared with 38.4% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments.

Net Loss. Net loss for the first nine months of 2003 was $18.1 million, or $0.65 net loss per common share, compared to net loss of $4.6 million, or $0.16 net loss per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this Report under “— Risk Factors” in Part I, Item 2. In the first nine months of 2003, we generated $42.8 million in cash from operations, which is a 23.2% or $12.9 million decline from the first nine months of 2002. Although the timing or certainty of the following events cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills and internal cost reduction initiatives. Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, we could require additional funds from external sources.

The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 2, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is likely that we will be in compliance with our covenants under our senior credit agreement during 2003 and 2004.

Borrowings. At September 30, 2003 and December 31, 2002, total debt (consisting of current maturities of debt, senior credit facility, and other long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	September 30, 2003	December 31, 2002
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	285,000
7 3/8% senior notes	193,250	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,973	9,880
Mark-to-market value of interest swap agreements	(34)	15,153
Realized interest rate swap gains (1)	15,578	502

Total debt	$532,767	$532,785

(1)	Net of discounts, premiums and amortization. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Effective June 24, 2003, we completed a refinancing of our senior credit facility. The new facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. In addition to outstanding letters of credit, certain other reserves reduce borrowing availability. As of September 30, 2003, no borrowings were outstanding under the facility; however, an aggregate of $47.0 million in letter of credit obligations were outstanding, as well as $2.4 million in reserves that reduce borrowing availability. Availability under the facility at September 30, 2003 was limited to $15.6 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at September 30, 2003.

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

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our Company and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior subordinated notes is 6.4%. See “-Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 7 3/8% senior subordinated notes. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. In February 2002, we purchased $6.75 million in principal amount of our 7 3/8% senior notes in the open market. This purchase lowered our interest expense approximately $500 thousand annually.

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior subordinated notes is 9.2%. See “-Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 9 7/8% senior subordinated notes. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries (“subsidiary guarantors”), other than two that are not wholly-owned.

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

In July 2003 we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on the six–month LIBOR plus a fixed margin.

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

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of industrial development bond obligations. We are severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of September 30, 2003, the outstanding letters of credit totaled approximately $56.8 million, for one-half of which we are obligated (approximately $28.4 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $28.4 million at September 30, 2003.

As described below under “—Subsequent Event,” Standard Gypsum replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender. Our obligation with respect to these letters of credit is supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under our senior credit facility and expires on October 24, 2004. The letter of credit may be drawn in the event of a default under the Standard Gypsum reimbursement agreement, and such a default would be triggered by, among other things, our failure to renew or extend this letter of credit. In the event we are unable to renew, extend or otherwise replace this letter of credit, the lender under the Standard Gypsum facility would be entitled to draw under the letter of credit to satisfy our support obligations, and we would then be obligated to reimburse our senior lenders for the amount of such drawing.

Premier Boxboard is the borrower under a credit facility, the aggregate principal amount of which was reduced from $30.0 million to $20.2 million pursuant to an amendment completed on March 28, 2003. Pursuant to this amendment, the maturity date of the facility was shortened from June 29, 2005 to January 5, 2004. We are severally obligated for 50% of Premier Boxboard’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. Temple-Inland has guaranteed 50% of Premier Boxboard’s obligations. As of September 30, 2003, the outstanding principal amount of borrowings under the facility was approximately $17.2 million (including a $200 thousand undrawn letter of credit), for one-half of which we are obligated (approximately $8.6 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $8.6 million at September 30, 2003. Our obligation is supported by a letter of credit in the face amount of $8.6 million, issued in favor of the Premier Boxboard lenders. This letter of credit was issued in June 2003 under our new senior credit facility in replacement of a guarantee agreement, and expires in June 2004.

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

In the event that we were called upon to reimburse drawings under either or both of our joint venture letter of credit support obligations, we believe that we would be able to satisfy such obligations by having our senior lenders treat these reimbursement obligations as revolving credit loans under our senior credit agreement. The full $37.0 million of these letter of credit obligations outstanding as of September 30, 2003 has already been counted in determining the $15.6 million in borrowing availability under our senior credit facility as of September 30, 2003. Our cash on hand is also a potential source of repayment of some or all of these reimbursement obligations. However, we can give no assurance that we will be able to obtain, on a timely basis, the renewals, extensions or refinancings necessary to avoid being called upon to satisfy either or both of our joint venture support obligations, or that we will be able to reimburse our senior lenders in the event of drawings under one or both of the letters of credit. Any resulting acceleration and default in repayment of these support obligations could cause further defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

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

Cash from Operations. Cash generated from operations was $42.8 million for the nine-month period ended September 30, 2003 compared with $55.8 million for the same period of 2002. The decrease was primarily due to lower operating results, partially offset by a reduction in working capital. The reduction in working capital is the result of management initiatives to reduce inventory and lengthen payment terms to vendors towards industry averages.

Capital Expenditures. Capital expenditures were $14.7 million in the first nine months of 2003 versus $16.1 million in the first nine months of 2002. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2003. To conserve cash, we intend to limit capital expenditures for 2003 to cost reduction, productivity improvement and replacement projects.

Acquisitions. On September 30, 2002, we acquired certain operating assets (excluding accounts receivable) of the Smurfit Industrial Packaging Group, a business unit of Jefferson Smurfit Corporation (U.S.), for approximately $67.1 million, and assumed $1.7 million of indebtedness outstanding under certain industrial revenue bonds. The acquisition was funded with cash on hand. Goodwill and intangible assets of approximately $43.2 million were recorded in conjunction with the Smurfit Industrial Packaging Group acquisition. Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada.

In January 2003, we completed the purchase of our venture partner’s 50% interest in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $700 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of our Industrial & Consumer Products Group.

Dividends. We paid cash dividends of $833 thousand in the first quarter of 2002. In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance exceeds the dividend limitation provision of our senior subordinated notes. As described under ”— Liquidity and Capital Resources,” our new senior credit facility prohibits us from paying any dividends.

Inflation

Raw material and energy price changes have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material price increases or that it has a material effect on our operations.

Subsequent Event

On October 24, 2003, Standard Gypsum, L.P. put into place substitute direct-pay letters of credit in support of its industrial development bond obligations, in the aggregate amount of $57.4 million. Concurrently with the issuance by Standard Gypsum of the substitute letters of credit, we cancelled the $28.4 million supporting letter of credit previously issued under our senior credit facility in favor of the former issuing lender, and issued a new $28.7 million letter of credit in favor of the new issuing lender. This new letter of credit expires October 24, 2004. See “—Liquidity and Capital Resources” above.

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 effective January 1, 2003 and are accounting for current exit and disposal activities in accordance with this pronouncement. The adoption of this statement has resulted in the accrual of liabilities as incurred.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. We adopted this interpretation effective July 1, 2003. We do not currently hold any VIEs and the adoption of this interpretation did not have a material impact on our consolidated financial statements or disclosures.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement on June 1, 2003, did not have an impact on our consolidated financial statements.

Contractual Obligations

For a discussion of our contractual obligations, see Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant developments with respect to our contractual obligations since December 31, 2002.

Forward-Looking Information

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified below under “Risk Factors” and other factors discussed elsewhere in this Report and our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. The documents that we file with the Securities and Exchange Commission are available from us free of charge on our website www.caraustar.com via hyperlink to a third party database of documents filed electronically with the SEC, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the Securities and Exchange Commission (http://www.sec.gov). These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. We do not undertake any obligation to update any forward-looking statements we make.

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

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton. During the third quarter of 2003, energy costs were $58 per ton compared with $45 per ton in the third quarter of 2002, a 30.0% increase. The increase was due primarily to an increase in natural gas costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed increases in energy costs through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (with the exception of our purchase of certain assets of the Smurfit Industrial Packaging Group), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. For example, we have suffered significant unexpected losses at our Sprague mill in Versailles, Connecticut, which we acquired from International Paper Company in 1999, resulting from unfavorable fixed price contracts, low capacity utilization, high energy costs and higher fiber costs that we were unable to pass through to our customers. Sprague incurred operating losses of $4.0 million in 2002 and $4.6 million for the first nine months of 2003. We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

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

Interest rate swap agreements carry a certain inherent element of interest rate risk. In July 2003, we entered into an interest rate swap agreement in order to take advantage of market conditions. This agreement converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on the six-month LIBOR plus a fixed margin. This swap agreement will lower our interest expense in 2003, and we expect this agreement to continue to positively impact our interest expense. If, however, LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at some facilities. Where we believe necessary or appropriate, we have initiated response actions or obtained indemnities from predecessor owners. We regularly make capital and operating expenditures to stay in compliance with environmental laws. Despite these compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give assurance that environmental liabilities, including compliance and response costs, will not have a material adverse effect on us in the future. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, or further investigation of the potential health hazards of certain products or business activities.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART II, ITEM 4.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

2004 Annual Meeting Date

Our 2004 annual meeting of shareholders will be held on Wednesday May 19, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

b)	Reports on Form 8-K

We furnished three current reports on Form 8-K during the quarter ended September 30, 2003. The first report, furnished on August 5, 2003, attached our press release announcing our financial results for the quarter ended June 30, 2003.

The second report, furnished on August 14, 2003, attached our press release announcing our revised financial results for the quarter ended June 30, 2003.

The third report, furnished on September 25, 2003, attached excerpts from a management presentation.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2003

EXHIBIT INDEX

Exhibit No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million Senior Credit facility (Incorporated by reference — Exhibit 10.01 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).

10.02	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.03	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

11.01†	—	Computation of Earnings Per Share

31.01†	—	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith