Form 10-K
period 2003-12-31
CARAUSTAR INDUSTRIES INC
filed 2004-03-15
CIK 825692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-20646

CARAUSTAR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

North Carolina	581388387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Joe Jerkins Blvd. Austell, Georgia	30106
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003, computed by reference to the closing sale price on such date, was $223,565,660. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of March 5, 2004, 28,440,719 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

INTRODUCTION

Caraustar Industries, Inc. operates its business through 26 subsidiaries across the United States, Canada, Mexico and the United Kingdom. As used herein, “we,” “our,” “us,” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other filings with the Security and Exchange Commission (“SEC”), free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified under the caption “— Risk Factors” in Part I, Item 1 of this Report and other factors discussed elsewhere in this annual report and the Company’s other filings with the SEC. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a major manufacturer of 100% recycled paperboard and converted paperboard products. We manufacture products primarily from recovered fiber, which is derived from recycled paper. We operate in three business segments:

•	Paperboard

•	Tube, core and composite container

•	Carton and custom packaging

We report certain financial information, including sales, results from operations and assets, by segment in the notes to the consolidated financial statements included in Part II, Item 8 of this annual report.

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

We currently operate a total of 15 paperboard mills, including one owned in our 50% owned Premier Boxboard joint venture. These mills are located in the following states: Connecticut, Georgia, Indiana, Iowa, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington and Virginia.

In 2003, approximately 42% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 58% was sold to external customers. Sales of unconverted paperboard to external customers as a percentage of total sales by end-use market were as follows (excludes sales from the Premier Boxboard joint venture):

	Years Ended December 31,
End-use Market	2001	2002	2003
Tube, core and composite containers	1.6%	1.8%	1.9%
Folding cartons	11.5%	12.1%	12.0%
Gypsum wallboard facing paper	7.9%	6.8%	4.1%
Other specialty products(1)	10.7%	10.2%	11.9%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

Three of our paperboard mills operate specialty converting facilities that supply other specialty converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries. We operate a specialty converting facility that supplies die cut and foam laminated products and manufactures jigsaw puzzles and other specialty products. We also operate three partition plants that convert paperboard from our mill system into solid fiber interlocking partitions used by the food and beverage, cosmetic, pharmaceutical, and electronic industries.

Each of our paperboard mills and most of our converting plants have onsite recovered fiber facilities that collect and bale recovered fiber. In addition, we operate 7 stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Sales of recovered fiber to external customers accounted for 4.0%, 5.0% and 4.8% of our total sales in 2001, 2002 and 2003, respectively.

Tube, Core and Composite Container. Our largest converting operation is the production of tubes and cores. The principal applications of these products are cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 38 tube and core converting plants obtain approximately 89% of their paperboard needs from our paperboard mills and the remaining 11% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

We continually seek to expand our presence in the markets for more sophisticated tubes and cores, which require stronger paper grades, higher skill and new converting technology. These markets include the yarn carrier and plastic film markets, as well as the market for cores used in certain segments of the paper industry. We believe these markets offer growth potential, as well as potentially higher operating margins.

In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 22.1%, 23.9% and 29.9% of our total sales to external customers in 2001, 2002 and 2003, respectively.

Our tube, core and composite container division also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has three composite container plants located in Stevens Point, Wisconsin, Saint Paris, Ohio and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 4.4%, 4.5% and 4.3% of our total sales to external customers in 2001, 2002 and 2003, respectively.

We manufacture injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries and other specialized products. These plastic products are, to a large extent, complementary to our tube and core products. We own 80% of a company in Union, South Carolina that produces such plastic products.

We also produce injection-molded plastic parts at our facility in Georgetown, Kentucky. These parts are primarily used as components in the manufacture of our composite containers. We produce plastic cartridges at a facility located in New Smyrna Beach, Florida. Plastic products and related sales to external customers accounted for 2.1%, 1.9% and 1.9% of our total sales to external customers in 2001, 2002 and 2003, respectively.

Carton and Custom Packaging. Our other converting operations produce folding cartons and rigid set-up boxes at 14 plants. These plants obtain approximately 56% of their paperboard needs from our paperboard mills and the remaining 44% from other manufacturers. The paperboard purchased from other manufactures is primarily for paperboard not manufactured by our mill system. Our folding cartons and rigid set-up boxes are used principally as containers for paper goods, hardware, candy, sports-related items, frozen foods, dry food, film and various other industrial applications, including textile and apparel applications.

We operate seven specialty packaging facilities: three in Ohio, two in New Jersey and one each in Massachusetts and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. Additionally, we operate a digital imaging facility in Ohio and a prepress reproduction facility in Connecticut.

Carton and custom packaging sales accounted for 35.6% of our total sales to external customers in 2001, 33.7% in 2002 and 29.2% in 2003.

Our consolidated sales for the year ended December 31, 2003 were $992.2 million. Our three business segments accounted for the following percentages of sales for that period:

•	Paperboard — 32%

•	Tube, core and composite container — 38%

•	Carton and custom packaging — 30%

Joint Ventures. We also operate two joint ventures with Temple-Inland, Inc., in which we own 50% interests. One of the joint ventures, Premier Boxboard Limited LLC, produces a lightweight gypsum facing paper along with containerboard grades. We believe that Premier is the lowest cost mill in the industry. The other joint venture, Standard Gypsum, L.P. formed in 1996, manufactures gypsum wallboard. We manage the day-to-day operations of our Premier Boxboard joint venture, and Temple-Inland manages the day-to-day operations of our Standard Gypsum joint venture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings,” for more information.

Raw Materials. Recovered fiber derived from recycled paperstock is the only significant raw material we use in our mill operations. We purchase approximately 42% of our recovered fiber requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. We obtain the balance from a combination of other sources. We collect some recovered fiber from small collectors and waste collection businesses. Our recovered fiber recycling and processing facilities sort and bale this recovered fiber and then either transfer it to our mills for processing or sell it to third parties. We also obtain recovered fiber from customers of our converting operations and from waste handlers and collectors who deliver loose recovered fiber to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own recovered fiber for our periodic collection.

We closely monitor our recovered fiber costs, which can fluctuate significantly. See “— Risk Factors — Our business and financial performance may be harmed by future increases in raw material costs.” Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. One of these initiatives is to consolidate procurement of recovered fiber in order to maximize buying proficiency.

Energy Costs. Excluding raw materials and labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. For information about our rising energy costs, see “— Risk Factors — Our operating margins and cash flow may be adversely affected by rising energy costs.”

Product Distribution. Each of our manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 166 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

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

For information about our sales to external customers located in foreign countries, see Note 14 to our consolidated financial statements included in Part II, Item 8 of this annual report.

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

Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our largest competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total tube and core market in the United States in 2003. We also compete with several regional companies and numerous small local companies in the tube and core market.

Carton and custom packaging. The folding carton and custom packaging market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be dominant in particular geographic areas or market niches. In the markets served by our carton plants, the dominant competitors are Graphic Packaging, Inc, Rock-Tenn Company and Smurfit-Stone Container Corporation.

Gypsum wallboard facing paper. The gypsum wallboard industry is divided into independent gypsum wallboard manufacturers, which either do not produce their own gypsum wallboard facing paper or cannot fill all of their needs internally, and integrated wallboard manufacturers, which supply most of their own gypsum wallboard facing paper requirements internally. We believe that the two largest integrated gypsum wallboard manufacturers, USG Corporation and National Gypsum Company, do not have significant sales of gypsum wallboard facing paper to the independent gypsum wallboard manufacturers. We believe that we have the largest market share of the supply of gypsum wallboard facing paper to independent wallboard manufacturers in North America.

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

Competitive position. Recovered fiber costs were higher on average in 2003 compared to 2002. Our average cost for recovered fiber per ton of recycled paperboard produced was approximately $88 during 2003, a 3.5% increase from $85 per ton in 2002. Although no specific information is available about competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber.

Our relatively low recovered fiber costs are also attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into its pulpers. In 2003 and 2002, unbaled recovered fiber represented approximately 5% of our total recovered fiber purchases. We also use other fiber recovery methods — our small baler program and our recovery of fiber from customers — that result in lower recovered fiber costs.

Environmental Matters. Our operations are subject to various international, federal, state and local environmental laws and regulations that may be administered by international, federal, state and local agencies. Among other things, these laws and regulations regulate the discharge of materials into the water, air and land, and govern the use and disposal of hazardous substances. We believe that our operations are in substantial compliance with all applicable environmental laws and regulations, except for matters of non-compliance that we believe would not have a material adverse effect on our business or financial position. Where we believe necessary or appropriate, we have initiated response actions or obtained indemnities from predecessor owners.

Our recycled paperboard mills use substantial amounts of water in the papermaking process. Our mills discharge process wastewater pursuant to wastewater discharge permits into local sewer systems or directly into nearby waters. We use only small amounts of hazardous substances, and we believe the concentration of these substances in our wastewater discharge generally is below permitted maximums. From time to time, the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill’s wastewater requires us to alter the content of our wastewater. We can effect reductions by, among other things, additional screening of the wastewater, by otherwise changing the flow of process wastewater from the mill or from pretreatment ponds into the sewer system, and by adding chemicals to the wastewater. We also are subject to regulatory requirements related to the disposal of solid wastes and air emissions from our facilities. We are not currently aware of any required expenditures relating to wastewater discharge, solid waste disposal or air emissions that we expect to have a material adverse effect on our business or financial condition, but we are unable to give assurance that we will not incur material expenditures in these areas in the future.

In addition, under certain environmental laws, we can be held strictly liable if hazardous substances are found on real property we have owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at certain facilities. In each case we believe that any possible liabilities will not have a material adverse effect on our business or financial position. See “— Risk Factors — We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.”

Employees. As of the filing of this report, the 106 facilities we operate had approximately 5,800 employees, of whom approximately 4,600 are hourly and 1,200 are salaried. Approximately 2,800 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2004-2009. We consider our relations with our employees to be good.

Executive Officers. The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)
Thomas V. Brown (63)	President and Chief Executive Officer; Director	President since 1/1991; CEO since 10/1991; Director since 4/1991

Michael J. Keough (52)	Senior Vice President and Chief Operating Officer; Director

Since 3/2002; 2000-2002, President and Chief Operating Officer and 1993-2000, Vice President and General Manager, Container Operations, of Gaylord Container Corporation, a manufacturer and distributor of corrugated containers. Director since 10/2002

Ronald J. Domanico (45)	Vice President and Chief Financial Officer

Vice President and CFO since 10/2002; 2000-2002, Executive Vice President and Chief Financial Officer of AHL Services, Inc., a provider of marketing support services; 1997-2000, CFO, Nabisco International, a manufacturer and distributor of packaged foods; 1981-1997, Chief Financial Officer, Kraft, Inc., International Operations, a manufacturer and distributor of packaged foods.

William A. Nix, III (52)	Vice President, Treasurer and Controller	Since 4/2001; 1995-2000, Vice President, Treasurer, AGCO Corporation, a worldwide manufacturer and distributor of agricultural equipment.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)

Thomas C. Dawson (52)	Vice President, Mill Group	Vice President since 12/2003; Employed with Caraustar Mill Group since 1973.

Jimmy A. Russell (56)	Vice President, Industrial and Consumer Products Group	Vice President since 4/1993; CEO of Star Paper Tube, Inc., the predecessor of the Industrial and Consumer Products Group, since 1/1993

James L. Walden (58)	Vice President, Custom Packaging Group	Since 2/1993

Barry A. Smedstad (57)	Vice President, Human Resources and Public Relations

Since 1/1999; 1997-1998, Vice President, Human Resources, Box USA, a manufacturer of corrugated shipping containers; 1996-1997, Director of Human Resources, Northeast Region, Baxter Healthcare Corporation, a diversified healthcare products and technology manufacturer; 1985-1996, Director, Labor & Employee Relations, Federal Paper Board Company, Inc., a paper manufacturer.

John R. Foster (58)	Vice President, Sales and Marketing	Since 9/1996

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

Our business and financial performance may be harmed by future increases in raw material and other operating costs.

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

More recently, we have announced price increases on our products to help offset increases in other operating costs as well, such as energy, freight, employee benefits and insurance. Although we seek to realize the full benefit of these announced price increases, our ability to do so is dependent on numerous factors, such as customer acceptance of these increases, pricing strategies of our competitors, and contractual commitments that may limit our ability to raise prices. For all these reasons, we may not be able to realize the full benefits of pricing increases that we announce and attempt to implement.

Our operating margins and cash flow may be adversely affected by rising energy costs.

Excluding labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2003 compared to 2002. In 2002, the average energy cost in our mill system was approximately $50 per ton. In 2003, energy costs increased by 22.2% to $61 per ton. This increase was due primarily to increases in natural gas and fuel oil costs. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed energy cost increases through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods.

Demand for our products in our four principal end use markets is primarily driven by the following factors:

•	Tube, core and composite container — industrial production, construction spending and consumer nondurable consumption

•	Folding cartons — consumer nondurable consumption and industrial production

•	Gypsum wallboard facing paper — long-term interest rates, single and multifamily construction, repair and remodeling construction and commercial construction

•	Other specialty products — consumer nondurable consumption and consumer durable consumption

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity (with the exception of the 2002 purchase of certain assets of the Smurfit Industrial Packaging Group), and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue evaluating and pursuing acquisition opportunities on a selective basis, subject to available funding and credit flexibility. Growth through acquisitions involves risks, many of which may continue to affect us based on acquisitions we have completed in the past. We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

Acquisitions also involve specific risks. Some of these risks include:

•	assumption of unanticipated liabilities and contingencies;

•	diversion of management’s attention; and

•	possible reduction of our reported earnings because of:

•	goodwill and intangible asset impairment;

•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses.

As we grow, we can give no assurance that we will be able to:

•	use the increased production capacity of any new or improved facilities;

•	identify suitable acquisition candidates;

•	complete additional acquisitions; or

•	integrate acquired businesses into our operations.

If we cannot raise the necessary capital for, or use our stock to finance, acquisitions, expansion plans or other significant corporate opportunities, our growth may be impaired.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have entered into a new senior credit facility that, among other things, imposes limitations on our ability to make acquisitions or other strategic investments. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements included in Part II of this annual report. In addition, as described in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings,” we have provided credit support to our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including compliance with financial covenants;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a possible competitive disadvantage compared to our competitors that have less debt;

•	adversely affect the value of our common stock and;

•	affect our viability as a going concern.

Our interest expense could be adversely affected by risks associated with our interest rate swap agreements.

Interest rate swap agreements carry a certain inherent element of interest rate risk. During 2003 we entered into two interest rate swap agreements in order to take advantage of market conditions. These agreements effectively converted $100.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on the six-month LIBOR plus a fixed margin. These swap agreements lowered our interest expense in 2003, and we expect these agreements to continue to positively impact our interest expense. If, however, the six-month LIBOR increases significantly, our interest expense could be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our swap agreements.

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at some facilities. Where we believe necessary or appropriate, we have initiated response actions or obtained indemnities from predecessor owners. We regularly make capital and operating expenditures to stay in compliance with environmental laws. Despite these compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give assurance that environmental liabilities, including compliance and response costs, will not have a material adverse effect on our business. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, failure of indemnitors to fulfill their obligations, or further investigation of the potential health hazards of certain products or business activities.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have recently issued new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. In part to prepare for compliance with Section 404, as well as to generally improve our internal control environment, we have undertaken substantial measures, including, among other things, costly projects to centralize our accounting functions and reorganize our information technology department. These projects, which represent both operational and compliance risks, require significant resources and must be completed in a timely manner in order to enable us to comply with the Section 404 requirements. Although management believes that ongoing efforts to improve our internal control over financial reporting will enable management to provide the required report, and our independent auditors to provide the required attestation, under Section 404 as of December 31, 2004, we can give no assurance that such efforts will be completed on a timely and successful basis to enable our management and independent auditors to provide the required report and attestation.

Moreover, because the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ITEM 2. PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities as of the date of this report. Unless otherwise indicated, we own these facilities.

Type of Facility	Number of Facilities	Locations
PAPERBOARD

Paperboard Mills (1)	14

Versailles, CT; Austell, GA (Mill #1); Austell, GA (Mill #2); Austell, GA (Sweetwater); Tama, IA; Lafayette, IN; Charlotte, NC; Cincinnati, OH; Rittman, OH; Sinking Spring, PA; Taylors, SC; Chattanooga, TN; Richmond, VA; Tacoma, WA

Specialty Converting Plants	5	Austell, GA (one facility); Charlotte, NC; Marietta, GA; Mooresville, NC; Taylors, SC

Recovered Fiber Collection and Processing Plants (2)	7	Columbus, GA; Dalton, GA; Doraville, GA; Charlotte, NC; Cleveland, OH; Hardeeville, SC; Texarkana, TX (leased)

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants	38

Linden, AL; Mobile, AL; Crossett, AR; McGehee, AR (leased); Phoenix, AZ (leased); Vacaville, CA; Kingston, Ontario, Canada; Scarborough, Ontario, Canada; Cantonment, FL; Palatka, FL; Austell, GA; Cedar Springs, GA; Dalton, GA; Beardstown, IL; Franklin, KY; DeQuincy, LA; West Monroe, LA; Grand Rapids, MI; Saginaw, MI; Corinth, MS; Hendersonville, NC; Kernersville, NC; Minerva, OH; Toledo, OH; Lancaster, PA (leased); Rock Hill, SC; Taylors, SC; Amarillo, TX (leased); Arlington, TX; Silsbee, TX; Texarkana, TX; Leyland, Lancaster, United Kingdom; Salt Lake City, UT (leased); Danville, VA; Franklin, VA; West Point, VA; Weyers Cave, VA; Tacoma, WA

Composite Container Plants	3	Orrville, OH; Saint Paris, OH; Stevens Point, WI

Specialty Converting Plants	7	Austell, GA; Lancaster, PA; Arlington, TX; Tacoma, WA; Covington, GA; Litchfield, IL; Frenchtown, NJ

Plastics Plants	3	New Smyrna Beach, FL (leased); Georgetown, KY; Union, SC (80% interest)

Special Services and Other Facilities	2	Kernersville, NC (leased); Saint Paris, OH

Type of Facility	Number of Facilities	Locations
CARTON AND CUSTOM PACKAGING

Carton Plants	14

Birmingham, AL (leased); Denver, CO; Versailles, CT; Thorndike, MA; Hunt Valley, MD; Burlington, NC; Charlotte, NC; Randleman, NC; Mentor, OH; Grand Rapids, MI; St. Louis, MO; York, PA; Kingston Springs, TN; Chicago, IL (leased)

Contract Packaging and Contract Manufacturing Plants	7	Thorndike, MA; Clifton, NJ; Pine Brook, NJ (leased); Robersonville, NC; Bucyrus, OH; Strasburg, OH (two facilities)

Special Services	3	Versailles, CT; Grand Rapids, MI; Cleveland, OH

JOINT VENTURES

Gypsum Wallboard(3)	2	Cumberland, TN (50% interest); McQueeney, TX (50% Interest)

Paperboard Mill	1	Newport, IN (50% interest)

Tube and Core Plant	1	Mexico City, Mexico (65% interest)

Tube and Core Specialty Converting Facility	1	Mexico City, Mexico (65% interest)

(1)	All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which produce clay-coated recycled boxboard.
(2)	Recovered fiber collection and/or processing also occurs at each of our mill sites and all of our carton plants and tube and core plants.
(3)	The two gypsum wallboard facilities are managed by our joint venture partner.

ITEM 3. LEGAL PROCEEDINGS

From time to time claims are asserted against the Company arising out of its operation in the normal course of business. Management does not believe that the Company is currently a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s security holders during the fourth fiscal quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares, $.10 par value (the “Common Shares”), are traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System (“NASDAQ”) under the symbol CSAR. As of March 8, 2004, there were approximately 660 shareholders of record and, as of that date, we estimate that there were approximately 3,000 beneficial owners holding stock in nominee or “street” name. The table below sets forth quarterly high and low stock prices during the years 2002 and 2003.

	High	Low
2002

First Quarter	$11.00	$6.80
Second Quarter	13.99	9.96
Third Quarter	13.40	7.97
Fourth Quarter	10.57	8.01

2003

First Quarter	$9.80	$6.20
Second Quarter	8.65	6.40
Third Quarter	9.89	7.51
Fourth Quarter	13.91	8.20

Beginning the first quarter of 2002, we suspended payments of quarterly dividends. Our debt agreements, as described in Item 7 (“Managements Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”), contain certain limitations on paying dividends and currently preclude us from doing so.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data and ratios)
Summary of Operations
Sales	$992,220	$936,779	$900,256	$1,014,615	$936,928
Cost of sales	819,349	767,955	720,018	810,705	730,611

Gross profit	172,871	168,824	180,238	203,910	206,317
Selling, general and administrative expenses	163,930	150,044	146,934	145,268	125,784
Restructuring and impairment costs	15,142	12,713	7,083	16,777	—

(Loss) income from operations	(6,201)	6,067	26,221	41,865	80,533
Other (expense) income:
Interest expense	(43,905)	(38,115)	(41,153)	(34,063)	(25,456)
Interest income	1,026	1,652	986	412	603
Loss on extinguishment of debt	—	—	(4,305)	—	—
Write-off of deferred debt costs	(1,812)	—	—	—	—
Equity in income (loss) of unconsolidated affiliates	8,354	2,488	(2,610)	6,533	9,224
Other, net	208	130	(1,434)	(918)	(459)

	(36,129)	(33,845)	(48,516)	(28,036)	(16,088)

(Loss) income before minority interest and income taxes	(42,330)	(27,778)	(22,295)	13,829	64,445
Minority interest in losses (income)	196	235	180	(169)	(356)
(Benefit) provision for income taxes	(15,099)	(9,623)	(7,513)	5,485	23,142

Net (loss) income	$(27,035)	$(17,920)	$(14,602)	$8,175	$40,947

Diluted weighted average shares outstanding	27,993	27,871	27,845	26,301	25,199
Per Share Data
Net (loss) income	(0.97)	(0.64)	(0.52)	0.31	1.62
Cash dividends declared	0.00	0.00	0.18	0.72	0.72
Market price on December 31	$13.80	$9.48	$6.93	$9.38	$24.00
Shares outstanding December 31	28,222	27,907	27,854	26,205	25,488
Total Market Value of Common Stock	$389,464	$264,558	$193,028	$245,803	$611,712
Balance Sheet Data
Cash and cash equivalents	$85,551	$34,314	$64,244	$8,900	$18,771
Property, plant and equipment, net	410,772	443,395	450,376	483,309	479,856
Depreciation and amortization	30,991	54,246	64,340	60,858	52,741
Capital expenditures	20,006	22,542	28,059	58,306	35,696
Total assets	960,545	990,333	960,981	934,097	879,880
Current maturities of long-term debt	106	70	48	1,259	16,615
Revolving credit loans	—	—	—	194,000	140,000
Long-term debt, less current maturities	531,001	532,715	508,691	272,813	269,739
Shareholders’ equity	219,877	241,681	279,579	279,808	279,184
Total shareholder’s equity and debt	$750,984	$774,466	$788,318	$747,880	$705,538

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 42% in 2003. The remaining 58% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $88 and $85 during 2003 and 2002, respectively.

We raise our selling prices in response to increases in raw material costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 1, “— Risk Factors — Our business and financial performance may be harmed by future increases in raw material costs.”

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our converting machinery. In 2001, the average energy cost in our mill system was approximately $57 per ton compared to $50 per ton in 2002, a 12.3% decline. In 2003 energy costs averaged $61 per ton, an increase of 22.2% from 2002. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “— Risk Factors — Our operating margins may be adversely affected by rising energy costs.”

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last three years, the pace of our acquisition activity, and correspondingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities. During the third quarter of 2002, we acquired certain operating assets (excluding accounts receivable) of Smurfit-Stone’s Industrial Packaging Group. In addition, during the first quarter of 2003 we completed the purchase of our venture partner’s interest in Caraustar Northwest, LLC located in Tacoma, WA. See “— Liquidity and Capital Resources — Acquisitions.”

We are a holding company that currently operates our business through 26 subsidiaries. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources” below.

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.

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

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We periodically monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable. During the second quarter of 2003 one of our significant carton customers, Spalding Sports, filed Chapter 11 bankruptcy unexpectedly, and we were required to write-off uncollectible accounts receivable of $2.2 million, net of the $1.1 million recovery recorded in the third quarter of 2003.

Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory.

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

Impairment of Long-Lived Assets. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically evaluate long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses

•	recurring operating losses

•	significant declines in demand for a product produced by an asset capable of producing only that product

•	assets that are idled or held for sale

•	assets that are likely to be divested

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

Impairment costs of $2.1 million were recorded in 2003 related to assets held for sale. The costs represent the difference between the carrying value of the assets and their estimated fair value.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid, represents the liability that we record in our financial statements. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor. The lag factor represents an estimate of claims that have been incurred and should be recorded as a liability, but have not been reported. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

Pension and Other Postretirement Benefits. We maintain a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During September 2003, the maximum deductible contribution of $11.7 million was made to the Pension Plan relating to the 2002 plan year. Based on our current estimate of future funding requirements, we do not expect to make a contribution during the year ended December 31, 2004.

During 1996, we adopted a supplemental executive retirement plan (“SERP”), which provides benefits to certain named participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP was unfunded at December 31, 2003.

The determination of our pension benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions we used to determine our projected benefit obligation as of:

	December 31,
	2002	2003
Weighted average discount rate	6.75%	6.25%
Weighted average rate of compensation increase	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	December 31,
	2001	2002	2003
Weighted average discount rate	7.75%	7.50%	6.75%
Weighted average expected rate of return on plan assets	9.50%	9.50%	9.00%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

In developing the weighted average discount rate, we evaluated input from our actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was lowered from 6.75% at December 31, 2002 to 6.25% at December 31, 2003. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from our actuaries, we concluded that a discount rate of 6.25% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2003 projected benefit obligation of approximately $3.3 million and estimated 2004 net pension expense of approximately $540 thousand.

In developing our weighted average expected rate of return on plan assets, we evaluated such criteria as return expectations by asset class and long-term inflation assumptions. Our expected weighted average rate of return is based on an asset allocation assumption of 70% equity and 30% fixed income. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As a result of this analysis, we concluded that the expected weighted average rate of return of 9.0% for December 31, 2003 is appropriate. A 0.25% change in the weighted average expected rate of return would change estimated 2004 net pension expense $186 thousand.

The investment performance during 2003, combined with the $11.7 million contribution, decreased our under-funded status of the Pension Plan and the SERP plan by approximately $5.9 million in 2003. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

We also provide postretirement medical benefits at certain of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $507 thousand, $593 thousand and $195 thousand for the years ended December 31, 2001, 2002 and 2003, respectively. The accumulated postretirement benefit obligations at December 31, 2002 and 2003 were determined using a weighted average discount rate of 6.75% and 6.25%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 8.0% in 2003, decreasing 0.5% each year to 4.5% by the year 2010. Increasing the assumed health care costs trend rate by one percentage point would have increased the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $672 thousand and would have increased net periodic postretirement benefit cost by approximately $66 thousand for the year ended December 31, 2003.

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly affect depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet. In the fourth quarter of 2002, we completed, with the assistance from independent professional valuation advisors, a comprehensive review of the remaining estimated useful lives of our machinery and equipment. As a result of this review, we revised our estimate of the useful lives for production machinery and equipment from an average of approximately 10 years to an average of approximately 20 years. We believe that the change more appropriately reflects the useful lives of the assets. The effect of this change in estimated useful lives has been accounted for on a prospective basis. The estimated impact of this change was a decrease in depreciation expense in the fourth quarter of 2002 of approximately $7.6 million and a decrease of $22.5 million in 2003.

Results of Operations 2002 — 2003

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

	Years Ended December 31,		Change	% Change
	2002	2003
Production source of paperboard tons sold (in thousands):
From paperboard mill production	952.8	958.9	6.1	0.6%
Outside purchases	118.5	118.5	0.0	0.0%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	206.5	248.1	41.6	20.1%
Outside purchases	27.0	32.7	5.7	21.1%

Tube, core and composite container converted products	233.5	280.8	47.3	20.3%
Unconverted paperboard	39.5	43.3	3.8	9.6%

Tube, core and composite container volume	273.0	324.1	51.1	18.7%
Folding carton volume
Paperboard (internal)	97.2	87.5	(9.7)	(10.0)%
Outside purchases	82.8	69.3	(13.5)	(16.3)%

Folding carton converted products	180.0	156.8	(23.2)	(12.9)%
Unconverted paperboard	265.6	261.4	(4.2)	(1.6)%

Folding carton volume	445.6	418.2	(27.4)	(6.1)%
Gypsum wallboard facing paper volume
Unconverted paperboard	138.1	106.6	(31.5)	(22.8)%
Other specialty products volume
Paperboard (internal)	64.7	70.7	6.0	9.3%
Outside purchases	8.7	16.5	7.8	89.7%

Other specialty converted products	73.4	87.2	13.8	18.8%
Unconverted paperboard	141.2	141.3	0.1	0.1%

Other specialty products volume	214.6	228.5	13.9	6.5%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

Gross paper margins ($/ton):
Paperboard mill:
Average net selling price	$402	$418	$16	4.0%
Average recovered fiber cost	85	88	3	3.5%

Paperboard mill gross paper margin	$317	$330	$13	4.1%

Tube and core:
Average net selling price	$789	$807	$18	2.3%
Average paperboard cost	445	464	19	4.3%

Tube and core gross paper margin	$344	$343	$(1)	(0.3)%

Paperboard tonnage. Total paperboard tonnage for 2003 was nearly flat, increasing only 0.6% from 2002. Likewise, tons sold from paperboard mill production increased by only 0.6% in 2003. Total tonnage converted increased 7.8% in 2003.

The positive effects on 2003 tonnage were primarily related to:

•	Higher internal conversion by our tube, core and composite container segment. The higher conversion was primarily driven by the tube and core plants acquired in September 2002.

•	Higher internal conversion by our other specialty converting operations, primarily the partition plants that were acquired in September of 2002.

These improvements were largely offset by:

•	A decrease in internal conversion by our folding carton operations due to weak demand.

•	A decrease in sales of unconverted paperboard to the gypsum wallboard facing paper end-use market. This decrease was primarily due to the transfer of volume from our Buffalo paperboard mill, which was closed in March 2003, to our 50% owned, unconsolidated, Premier Boxboard joint venture. Including the volume from Premier Boxboard, gypsum volume increased 5.2% to 187 thousand tons in 2003 compared with 178 thousand tons for the same period in 2002.

•	The decision to stop serving certain customers in conjunction with idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility.

•	A decrease in sales of unconverted paperboard to the folding carton end-use market due to weak demand in that end-use market.

Sales. Our consolidated sales for the year ended December 31, 2003 increased 5.9% to $992.2 million from $936.8 million in 2002. The following table presents sales by business segment (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2002	2003
Paperboard	$323,017	$321,987	$(1,030)	(0.3)%
Tube, core and composite container	293,217	380,144	86,927	29.6%
Carton and custom packaging	320,545	290,089	(30,456)	(9.5)%

Total	$936,779	$992,220	$55,441	5.9%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower sales from our coated paperboard mill operations. These decreases were partially offset by sales from acquisitions and higher selling prices.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions and higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in volume, lower selling prices and lower contract packaging sales.

Gross Profit Margin. Gross profit margin for 2003 decreased to 17.4% of sales from 18.0% in 2002. This margin decrease was due primarily to the following:

•	Costs to consolidate and reconfigure operations.

•	Higher energy, insurance and pension costs.

•	Higher inventory write-offs and lower selling prices in the carton and custom packaging segment.

These factors were partially offset by:

•	Lower depreciation expense and higher gross paper margins in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $163.9 million in 2003, an increase of 9.3% from 2002. The increase in selling, general and administrative expenses was the result of the following:

•	Selling, general and administrative expenses associated with acquired locations.

•	Higher pension and insurance costs.

•	Higher expense related to uncollectible accounts receivable.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Costs of consolidating operations, including the downsizing and the eventual closure of the Ashland carton facility.

These increases were partially offset by reductions through savings initiatives, including facility closures.

Restructuring and Impairment Costs. In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located, in Lockport, New York. We recorded a charge of approximately $4.4 million in connection with this closure. The majority of the Buffalo mills sales were transferred to our other paperboard mills and our Premier Boxboard joint venture.

In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. We recorded a charge of $6.7 million in connection with this closure. We restructured this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful so the facility was permanently closed.

In December 2003, we recorded a $986 thousand asset impairment charge related to the closing of the Hendersonville tube and core facility located in Hendersonville, North Carolina, a $223 thousand asset impairment charge related to the closing of the Jacksonville tube and core facility located in Jacksonville, Florida and a $609 thousand asset impairment charge related to the closure of the Halifax recycling plant located in Roanoke Rapids, North Carolina.

In June 2002, we recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of our Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. In 2003 we recorded an additional $82 thousand asset impairment charge and an additional $477 thousand related to other exit costs.

In December 2002, we initiated a plan to restructure our carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included a $1.2 million asset impairment charge.

In December 2002, we initiated a plan to permanently close our Halifax paperboard mill located in Roanoke Rapids, North Carolina and recorded a pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million noncash write down of assets. In 2003 we recorded a reduction in expenses of $581 thousand due to a revised estimate of impaired assets and expensed and paid an additional $72 thousand for severance and other termination benefits.

In December 2002, we initiated a plan to consolidate our specialty products converting operations in Fayetteville, North Carolina into Carolina Component Concepts, Inc., also located in North Carolina, and recorded a pretax charge to operations of approximately $6.0 million. The $6.0 million charge included a $2.4 million asset impairment charge. In 2003, we recorded a $2.2 million charge which included a $914 thousand asset impairment charge, a $113 thousand charge for severance and other termination benefits and a $1.1 million charge for other exit costs.

See the notes to the consolidated financial statements for additional information regarding our restructuring plans.

Income (loss) from operations. Loss from operations for 2003 was $6.2 million, a decrease of $12.3 million compared with operating income of $6.1 million in 2002. The following table presents income (loss) from operations by business segment (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2002	2003
Paperboard	$12,268	$20,013	$7,745	63.1%
Tube, core and composite container	11,383	8,688	(2,695)	(23.7)%
Carton and custom packaging	973	(12,758)	(13,731)	N/A
Corporate expense	(18,557)	(22,144)	(3,587)	19.3%

Total	$6,067	$(6,201)	$(12,268)	N/A

Paperboard Segment

The increase in income from operations was a result of the following:

•	Lower depreciation expense.

•	Higher gross paper margins.

•	Results from acquisitions.

This increase was partially offset by:

•	Restructuring costs.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Higher energy costs.

•	Higher expense related to uncollectible accounts receivable.

•	Higher pension and insurance costs.

Tube, Core and Composite Container Segment

The decrease in income from operations is the result of the costs of consolidating acquired operations, combined with higher pension and insurance costs. These higher costs were partially offset by results from acquisitions and lower depreciation expense.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	Lower selling prices and margins.

•	Higher expense related to uncollectible accounts receivable.

•	Restructuring and impairment costs.

•	Higher paperboard costs.

•	Lower sales volume.

•	Higher energy, pension and insurance costs.

This decline was partially offset by lower depreciation expense.

Other Income (Expense). Interest expense increased 15.2% to $43.9 million for 2003 from $38.1 million in 2002. This increase was due to the unwinding of fixed to floating interest rate swaps. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $8.4 million in 2003, an improvement of $5.9 million over 2002. This increase was primarily due to improved operating results for Premier Boxboard Limited, our paper mill joint venture with Temple-Inland. The improved results were due primarily to an increase in gross paper margins and volume and lower depreciation expense. Standard Gypsum’s results declined slightly in 2003 compared to 2002 primarily due to increased raw material and energy costs, which were partially offset by increased volume and lower depreciation expense.

Benefit for income taxes. The effective rate of income tax benefit for the year ended December 31, 2003 was 35.7% compared with 34.6% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the year ended December 31, 2003 included $700 thousand of additional tax expense relating to an estimated future impairment of state net operating losses.

Net Loss. Due to the factors discussed above, net loss for 2003 was $27.0 million, or $0.97 net loss per common share, compared to net loss of $17.9 million, or $0.64 net loss per common share, in 2002.

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

	Years Ended December 31,		Change	% Change
	2001	2002
Production source of paperboard tons sold (in thousands):
From paperboard mill production	892.4	952.8	60.4	6.8%
Outside purchases	123.1	118.5	(4.6)	(3.7)%

Total paperboard tonnage	1,015.5	1,071.3	55.8	5.5%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	187.6	206.5	18.9	10.1%
Outside purchases	25.9	27.0	1.1	4.2%

Tube, core and composite container converted products	213.5	233.5	20.0	9.4%
Unconverted paperboard	32.7	39.5	6.8	20.8%

Tube, core and composite container volume	246.2	273.0	26.8	10.9%
Folding carton volume
Paperboard (internal)	85.2	97.2	12.0	14.1%
Outside purchases	92.2	82.8	(9.4)	(10.2)%

Folding carton converted products	177.4	180.0	2.6	1.5%
Unconverted paperboard	232.4	265.6	33.2	14.3%

Folding carton volume	409.8	445.6	35.8	8.7%
Gypsum wallboard facing paper volume
Unconverted paperboard	151.5	138.1	(13.4)	(8.8)%
Other specialty products volume
Paperboard (internal)	68.0	64.7	(3.3)	(4.9)%
Outside purchases	5.0	8.7	3.7	74.0%

Other specialty converted products	73.0	73.4	0.4	0.5%
Unconverted paperboard	135.0	141.2	6.2	4.6%

Other specialty products volume	208.0	214.6	6.6	3.2%

Total paperboard tonnage	1,015.5	1,071.3	55.8	5.5%

Gross paper margins ($/ton):
Paperboard mill:
Average net selling price	$413	$402	$(11)	(2.7)%
Average recovered fiber cost	65	85	20	30.8%

Paperboard mill gross paper margin	$348	$317	$(31)	(8.9)%

Tube and core:
Average net selling price	$783	$789	$6	0.8%
Average paperboard cost	447	445	(2)	(0.4)%

Tube and core gross paper margin	$336	$344	$8	2.4%

Paperboard Tonnage. Total paperboard tonnage for 2002 increased 5.5% to 1,071.3 thousand tons from 1,015.5 thousand tons in 2001. Tons sold from paperboard mill production increased 6.8% in 2002. Total tonnage converted increased 5.0% in 2002. These increases were primarily due to the following:

•	Higher shipments of unconverted paperboard to external customers in the folding carton, tube, core and composite container and other specialty markets.

•	Higher internal conversion by our operations in the tube, core and composite container segments and the carton and custom packaging segments.

These improvements were partially offset by a decrease in gypsum wallboard facing paper volume. However, including gypsum facing paper volume transferred to our 50% owned, unconsolidated Premier Boxboard joint venture, gypsum facing paper volume was essentially unchanged compared to prior year.

Sales. Our consolidated sales for the year ended December 31, 2002 increased 4.1% to $936.8 million from $900.3 million in 2001. The following table presents sales by business segment (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2001	2002
Paperboard	$313,042	$323,017	$9,975	3.2%
Tube, core and composite container	262,064	293,217	31,153	11.9%
Carton and custom packaging	325,150	320,545	(4,605)	(1.4)%

Total	$900,256	$936,779	$36,523	4.1%

Paperboard Segment

Sales for the paperboard segment increased primarily due to higher sales of unconverted coated paperboard to external customers, sales from acquired mills, partially offset by a decline in selling prices.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions and higher selling prices.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in selling prices, partially offset by an increase in volume.

Gross Profit Margin. Gross profit margin for 2002 decreased to 18.0% of sales from 20.0% in 2001. This decrease was due primarily to the following:

•	Lower margins in the paperboard segment due to a decline in selling prices and higher recovered fiber costs.

•	The comparative effect of the $7.1 reduction in reserves recorded in 2001 related to expiring unfavorable supply contracts at the Sprague paperboard mill.

These factors were partially offset by:

•	Improved margins in the tube, core and composite container segment.

•	Lower depreciation expense.

Restructuring and Impairment Costs. In January 2001, we initiated a plan to close our paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The $4.4 million charge included a $2.2 million asset impairment charge.

In March 2001, we initiated a plan to consolidate the operations of our Salt Lake City, Utah carton plant into our Denver, Colorado carton plant and recorded a pretax charge to operations of approximately $2.6 million. The $2.6 million charge included a $1.8 million asset impairment charge.

See the notes to the consolidated financial statements for additional information regarding our restructuring plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $150.0 million in 2002, an increase of $3.1 million compared to 2001. This increase was a result of the following:

•	Higher corporate expenses related to amendment fees for our senior credit facility.

•	Higher executive recruiting and severance costs.

•	Costs related to a proposed debt issuance that was aborted.

•	Noncapitalized costs related to acquisitions.

These increases were partially offset by:

•	Lower goodwill amortization of $4.4 million.

•	Reductions through savings initiatives, including facility closures.

Income from Operations. Income from operations for 2002 was $6.1 million, a decrease of $20.2 million, or 76.9% from 2001. The following table presents income (loss) from operations by business segment (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2001	2002
Paperboard	$31,365	$12,268	$(19,097)	(60.9)%
Tube, core and composite container	7,016	11,383	4,367	62.2%
Carton and custom packaging	2,324	973	(1,351)	(58.1)%
Corporate expense	(14,484)	(18,557)	(4,073)	(28.1)%

Total	$26,221	$6,067	$(20,154)	(76.9)%

Paperboard Segment

The decline in income from operations was a result of the following:

•	Higher recovered fiber costs and lower selling prices.

•	Higher restructuring costs.

•	The comparative effect of the $7.1 million reduction in reserves recorded in 2001 related to expiring unfavorable supply contracts at the Sprague paperboard mill.

This decline was partially offset by:

•	Lower depreciation expense.

•	Lower goodwill amortization expense.

•	Results from acquisitions.

Tube, Core and Composite Container Segment

The increase in income from operations was primarily from acquisition results and lower depreciation and goodwill amortization expense.

Carton and Custom Packaging Segment

The decline in income from operations was a result of lower selling prices, partially offset by lower depreciation and goodwill amortization expense.

Other Income (Expense). Interest expense decreased 7.4% to $38.1 million for 2002 from $41.2 million in 2001. This decrease was due to savings from interest rate swap agreements that effectively converted portions of our fixed rate notes into variable rate obligations. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $2.5 million in 2002, and improvement of $5.1 million from equity in loss from unconsolidated affiliates of $2.6 million in 2001. This increase was primarily due to improved operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to higher selling prices in 2002 compared to 2001. Standard Gypsum’s improved results were partially offset by increased losses at Premier Boxboard Limited, our paper mill joint venture with Temple-Inland. The increased losses at Premier Boxboard were due to lower selling prices and higher recovered fiber costs.

Benefit for income taxes. The effective rate of income tax benefit for the year ended December 31, 2002 was 34.6% compared with 33.7% for 2001. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments

Net Loss. For the reasons discussed above, net loss was $17.9 million in 2002, or $0.64 net loss per common share compared with a net loss of $14.6 million, or $0.52 net loss per common share in 2001.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “— Risk Factors” in Part I, Item 1. In 2003, we generated $55.4 million in cash from operations, which is $7.8 million lower than 2002. Although the timing or certainty of the following events cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills and internal cost reduction initiatives. We believe that our cash on hand at December 31, 2003 of $85.6 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ended December 31, 2004. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could impact our future ability to generate cash from operations:

•	Continued contraction in domestic demand for recycled paperboard and related packaging products that our industry experienced in 2001 and 2002.

•	Substitution of paperboard packaging products by alternative products such as flexible packaging and plastics.

•	Continued export of domestic manufacturing operations to countries where the costs of manufacturing are lower.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, we could require additional funds from external sources.

The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2003. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is likely that we will be in compliance with our covenants under the senior credit agreement during 2004.

Borrowings. At December 31, 2002 and 2003, total debt (consisting of current maturities of debt and long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	2002	2003
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	285,000
7 3/8% senior notes	193,250	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,880	9,895
Mark-to-market value of interest swap agreements	15,153	(1,145)
Realized interest rate swap gains (1)	502	15,107

Total debt	$532,785	$531,107

(1)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Effective June 24, 2003, we completed a refinancing of our senior credit facility. The new facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of December 31, 2003, no borrowings were outstanding under the facility; however, an aggregate of $44.0 million in letter of credit obligations were outstanding. Availability under the facility at December 31, 2003 was limited to $21.0 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at December 31, 2003. Based on levels of accounts receivable and inventory and liquidity at December 31, 2003 and expectations for 2004, we do not expect to be required to measure the fixed charge ratio covenant in 2004.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our Company.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our Company and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. See “-Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 7 3/8% senior notes. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. In February 2002, we purchased $6.75 million in principal amount of our 7 3/8% senior notes in the open market. This purchase lowered our interest expense approximately $500 thousand annually.

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 9 7/8% senior subordinated notes. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries (“subsidiary guarantors”), other than two that are not wholly-owned.

We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See “— Contractual Obligations” below and the notes to the consolidated financial statements, which detail these future obligations and commitments.

Interest Rate Swap Agreements. During 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which had payment and expiration dates that corresponded to the terms of the note obligations they covered, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on the three-month LIBOR plus a fixed margin.

In October 2001, we unwound our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, we executed a new swap agreement with a fixed spread that was 85 basis points higher than the original swap agreement. The new swap agreement was the same notional amount, had the same terms and covered the same notes as the original agreement. The $9.1 million gain will be accreted to interest expense over the remaining term of the notes and will partially offset the increase in interest expense. The $9.1 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 50 basis points.

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

In November 2002, we unwound $50.0 million of our $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, we unwound $50.0 million of one of our interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $3.4 million. The $6.2 million gain will be accreted to interest expense over the remaining term of the notes and will partially offset the increase in interest expense. The $2.8 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 20 basis points. The $3.4 million gain lowered the effective interest rate of the 7 3/8% senior notes by approximately 30 basis points.

In January 2003, we effectively unwound $85.0 million of our $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning our rights and obligations under the swap to one of the lenders under our senior credit facility. In exchange, we received approximately $4.3 million. We will accrete this gain into interest expense over the remaining term of the notes, which will partially offset the increase in interest expense. The gain will lower the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

In May 2003, we unwound the remaining $50.0 million of our $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. Simultaneously, we unwound $50.0 million of our remaining interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $7.1 million. We will accrete the $11.7 million gain into interest expense over the life of the notes, and it will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points. The $7.1 million gain lowered the effective interest rate of the 7 3/8% senior notes by approximately 80 basis points.

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

In December 2003 we entered into a second interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on the six-month LIBOR plus a fixed margin.

See “— Subsequent Events” regarding the unwind of the $50.0 million interest rate swap in March 2004.

Off-Balance Sheet Arrangements – Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Standard Gypsum manufactures gypsum wallboard, and Premier Boxboard is a low-cost recycled paperboard mill that produces a lightweight gypsum facing paper along with containerboard grades. See Note 5 to our consolidated financial statements in Part II, Item 8 of this report for summarized financial information for these joint ventures.

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of industrial revenue bond obligations. Standard Gypsum replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender. We are severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of December 31, 2003, the outstanding letters of credit totaled approximately $57.4 million, for one-half of which we are obligated (approximately $28.7 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $28.7 million at December 31, 2003.

As of December 31, 2003, our obligation with respect to these letters of credit is supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under our senior credit facility and expires on October 24, 2004. The letter of credit may be drawn in the event of a default under the Standard Gypsum reimbursement agreement, and such a default would be triggered by, among other things, our failure to renew or extend this letter of credit. In the event we are unable to renew, extend or otherwise replace this letter of credit, the lender under the Standard Gypsum facility would be entitled to draw under the letter of credit to satisfy our support obligations, and we would then be obligated to reimburse our senior lenders for the amount of such drawing.

Premier Boxboard is the borrower under a credit facility, the aggregate principal amount of which was reduced from $30.0 million to $20.2 million pursuant to an amendment completed on March 28, 2003. Pursuant to this amendment, the maturity date of the facility was shortened from June 29, 2005 to January 5, 2004. On December 22, 2003, an additional amendment was completed that extended the maturity date of the facility to January 5, 2005. We are severally obligated for 50% of Premier Boxboard’s obligations for reimbursement letter of credit drawings, interest, fees and other amounts. Temple-Inland has guaranteed 50% of Premier Boxboard’s obligations. As of December 31, 2003, the outstanding principal amount of borrowings under the facility was approximately $10.6 million (including a $632 thousand undrawn letter of credit), for one-half of which we are obligated (approximately $5.3 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $5.3 million at December 31, 2003. Our obligation is supported by a letter of credit in the face amount of $5.3 million, issued in favor of the Premier Boxboard lenders. This letter of credit was issued in June 2003 under our new senior credit facility in replacement of a guarantee agreement, and expires in January 2005.

Any reductions of outstanding loans under the Premier Boxboard credit facility may not be reborrowed and will permanently reduce the commitments. The reduction of the commitments under this credit facility eliminates availability for borrowings unless we are able to reduce outstandings under the facility, and effectively requires us to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that we and our joint venture partner are permitted to make. If we are not able to fund Premier Boxboard’s operations in this manner, its performance could be adversely affected. Further, if we are unable to refinance this facility prior to January 5, 2005, the entire facility would become immediately due and payable and the lenders under the Premier Boxboard facility would be entitled to draw under the letter of credit to satisfy our support obligations.

In the event that we were called upon to reimburse drawings under either or both of our joint venture letter of credit support obligations, we believe that we would be able to satisfy such obligations by having our senior lenders treat these reimbursement obligations as revolving credit loans under our senior credit agreement. The full $34.0 million of these letter of credit obligations and other letter of credit obligations outstanding as of December 31, 2003 has already been included in determining the $21.0 million in borrowing availability under our senior credit facility as of December 31, 2003. Our cash on hand is also a potential source of repayment of some or all of these reimbursement obligations. However, we can give no assurance that we will be able to obtain, on a timely basis, the renewals, extensions or refinancings necessary to avoid being called upon to satisfy either or both of our joint venture support obligations, or that we will be able to reimburse our senior lenders in the event of drawings under one or both of the letters of credit. Any resulting acceleration and default in repayment of these support obligations could cause defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

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

Additional contingencies relating to our joint ventures that could affect our liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give us and our joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of both partners. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time, either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that we are always the party entitled, or obligated, as the case may be, to purchase.

We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and currently do not anticipate experiencing material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2004. However, in light of the recent amendments to the Premier Boxboard credit facility, as described above, we could be required to fund Premier Boxboard’s operations with additional cash contributions to the extent it is unable to fund operations with internally generated cash. We cannot give assurance that material liquidity events will not arise with respect to our joint ventures, and the occurrence of any such events could materially and adversely affect our liquidity and financial condition.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$517,145	$106	$219	$195	$516,625
Capital lease obligations	280	154	126	—	—
Operating lease obligations	82,428	20,323	28,272	19,889	13,944
Purchase obligations	6,705	4,789	994	922	—
Other long-term liabilities	78	18	50	10	—

Total[1]	$606,636	$25,390	$29,661	$21,016	$530,569

[1]	Total does not include certain obligations under purchase orders as discussed below.

Purchase orders for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, purchase obligations are defined as agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.

Cash from Operations. Cash generated from operations was $55.4 million for the year ended December 31, 2003, compared with $63.2 million in 2002. The decrease in 2003 compared to the same period in 2002 was due primarily to lower operating results, partially offset by a reduction in working capital. The reduction in working capital is the result of management initiatives to reduce inventory, lengthen payment terms to vendors to be more consistent with industry averages and improve collections of accounts receivable.

Capital Expenditures. Capital expenditures were $20.0 million in 2003 versus $22.5 million in 2002. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2004. To conserve cash, we intend to limit capital expenditures for 2004 to cost reduction, productivity improvement and replacement projects.

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

Dividends. In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow performance improve. As described under “— Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

Inflation

Raw material and energy cost changes have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

Subsequent Events

On January 13, 2004, we announced the closure of the Cedartown paperboard mill located in Cedartown, Georgia. All of the paperboard produced at this facility had been consumed internally by our converting operations. The paperboard production will be transitioned to our other paperboard mills. This closure is not expected to have a significant impact on our operations and is expected to improve operating results and capacity utilization.

In March 2004, we unwound one of our two $50.0 million interest rate swap agreements related to our 9 7/8% senior subordinated notes and received approximately $400 thousand from the bank counter-party. The $400 thousand gain will be recorded as a component of debt and will be accreted to interest expense over the remaining life of the notes.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 effective January 1, 2003 and are accounting for exit and disposal activities initiated during 2003 in accordance with this pronouncement. The adoption of this statement has resulted in the accrual of liabilities as incurred.

See “Item 8 — Notes to the Consolidated Financial Statements” regarding other new accounting pronouncements that did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, we had outstanding borrowings of approximately $507.3 million related to the issuance of debt securities registered with the SEC. In June of 1999, we issued $200.0 million of 7 3/8% senior notes at a discount to yield an effective interest rate of 7.473%. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate is 6.4%. The 7 3/8% senior notes pay interest semiannually, and are our unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% senior notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. These 9 7/8% senior subordinated notes and the 7 1/4% senior notes pay interest semiannually, and are unsecured, but they are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than two that are not wholly-owned.

We have a senior credit facility that provides for a revolving line of credit of $75.0 million and is secured by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of 0.50% or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of 2.50%. No borrowings were outstanding under the facility as of December 31, 2003, although approximately $44.0 million in letter of credit obligations were outstanding.

In 2003, we entered into two interest rate swap agreements in notional amounts totaling $100.0 million. The agreements, which have payment and expiration dates that correspond to the terms of the note obligations they cover, effectively converted $100.0 million of our 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on the six-month LIBOR plus a fixed margin. A one hundred basis point increase in the six-month LIBOR would cause interest expense to increase by $1.0 million annually.

Our senior management establishes parameters, which are approved by the board of directors, for our financial risk. We do not utilize derivatives for speculative purposes.

The table below provides information about our debt obligations and interest rate derivatives that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates for our interest rate swaps. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the contractual fixed spread plus the six-month LIBOR in effect at December 31, 2003.

	Contractual Maturity Dates
	2004 to 2008	Thereafter	Total
	(In thousands)
Debt Obligations
9 7/8% Senior Subordinated Notes(1)	—	$285,000	$285,000
Average interest rate	—	9.875%	9.875%
7 1/4% Senior Notes(1)	—	$29,000	$29,000
Average interest rate	—	7.25%	7.25%
7 3/8% Senior Notes(1)	—	$193,250	$193,250
Average interest rate	—	7.375%	7.375%
Interest Rate Derivatives
Fixed to Variable(1)	—	$100,000	$100,000
Average pay rate	—	9.875%	9.875%
Average receive rate(2)	—	6.796%	6.796%

(1)	See the notes to the consolidated financial statements.
(2)	The average receive rate represents the actual rates in effect at December 31, 2003.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,551	$34,314
Receivables, net of allowances for doubtful accounts, returns, and discounts of $5,302 and $5,386 in 2003 and 2002, respectively	93,892	105,669
Inventories	87,608	107,644
Refundable income taxes	250	13,681
Current deferred tax asset	7,457	6,364
Other current assets	12,461	8,978

Total current assets	287,219	276,650

PROPERTY, PLANT AND EQUIPMENT:
Land	12,211	14,337
Buildings and improvements	141,022	150,565
Machinery and equipment	617,688	643,863
Furniture and fixtures	15,225	14,894

	786,146	823,659
Less accumulated depreciation	(375,374)	(380,264)

Property, plant and equipment, net	410,772	443,395

GOODWILL	183,130	180,545
INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,623	52,830
OTHER ASSETS	24,801	36,913

	$960,545	$990,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$106	$70
Accounts payable	75,013	60,027
Accrued interest	8,832	8,749
Accrued compensation	9,800	12,841
Accrued pension	—	11,279
Other accrued liabilities	31,307	36,866

Total current liabilities	125,058	129,832

SENIOR CREDIT FACILITY	—	—
OTHER LONG-TERM DEBT, less current maturities	531,001	532,715
DEFERRED INCOME TAXES	58,920	65,749
PENSION LIABILITY	18,632	13,572
DEFERRED COMPENSATION	1,522	1,500
OTHER LIABILITIES	5,031	4,584
MINORITY INTEREST	504	700
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,222,205 and 27,906,674 shares issued and outstanding at December 31, 2003 and 2002, respectively	2,822	2,791
Additional paid-in capital	185,031	182,369
Unearned compensation	(1,865)	(145)
Retained earnings	52,531	79,566
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	(22,313)
Foreign currency translation	602	(587)

Total accumulated other comprehensive loss	(18,642)	(22,900)

Total Shareholders’ Equity	219,877	241,681

	$960,545	$990,333

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
SALES	$992,220	$936,779	$900,256
COST OF SALES	819,349	767,955	720,018

Gross profit	172,871	168,824	180,238
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	163,930	150,044	146,934
RESTRUCTURING AND IMPAIRMENT COSTS	15,142	12,713	7,083

(Loss) income from operations	(6,201)	6,067	26,221
OTHER (EXPENSE) INCOME:
Interest expense	(43,905)	(38,115)	(41,153)
Interest income	1,026	1,652	986
Write-off of deferred debt costs	(1,812)	—	—
Loss on extinguishment of debt	—	—	(4,305)
Equity in income (loss) of unconsolidated affiliates	8,354	2,488	(2,610)
Other, net	208	130	(1,434)

	(36,129)	(33,845)	(48,516)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(42,330)	(27,778)	(22,295)
MINORITY INTEREST IN LOSSES	196	235	180
BENEFIT FOR INCOME TAXES	(15,099)	(9,623)	(7,513)

NET LOSS	$(27,035)	$(17,920)	$(14,602)

OTHER COMPREHENSIVE LOSS:
Minimum pension liability adjustment	3,069	(22,313)	—
Foreign currency translation adjustment	1,189	223	(57)

COMPREHENSIVE LOSS	$(22,777)	$(40,010)	$(14,659)

BASIC
NET LOSS PER COMMON SHARE	$(0.97)	$(0.64)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,993	27,871	27,845

DILUTED
NET LOSS PER COMMON SHARE	$(0.97)	$(0.64)	$(0.52)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,993	27,871	27,845

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2000	26,204,567	$2,620	$161,378	$(554)	$117,117	$(753)	$279,808
Net loss	—	—	—	—	(14,602)	—	(14,602)
Issuance of common stock for acquisitions	1,643,192	165	18,634	—	—	—	18,799
Benefit from issuance of common stock under nonqualified stock option plan	—	—	408	—	—	—	408
Forfeiture of common stock under 1993 stock purchase plan	(5,526)	(1)	(115)	—	—	—	(116)
Issuance of common stock under 1998 stock purchase plan	451	—	—	—	—	—	—
Issuance of common stock under director equity plan	8,339	1	75	—	—	—	76
Amortization of unearned compensation expense	—	—	—	265	—	—	265
Foreign currency translation adjustment	—	—	—	—	—	(57)	(57)
Dividends declared of $.18 per share	2,874	—	25	—	(5,027)	—	(5,002)

BALANCE, December 31, 2001	27,853,897	2,785	180,405	(289)	97,488	(810)	279,579
Net loss	—	—	—	—	(17,920)	—	(17,920)
Issuance of common stock for acquisitions	34,003	3	321	—	—	—	324
Issuance of common stock under nonqualified stock option plan	3,239	1	30	—	—	—	31
Forfeiture of common stock under 1993 stock purchase plan	(8,864)	(1)	(73)	—	—	—	(74)
Issuance of common stock under 1998 stock purchase plan	1,332	—	—	—	—	—	—
Issuance of common stock under director equity plan	8,690	1	78	—	—	—	79
Issuance of common stock under employee benefit plan	14,068	2	134	—	—	—	136
Amortization of unearned compensation expense	—	—	—	144	—	—	144
Convertible shares issued for acquisition	—	—	1,472	—	—	—	1,472
Minimum pension liability adjustment, net of taxes of $13,595	—	—	—	—	—	(22,313)	(22,313)
Foreign currency translation adjustment	—	—	—	—	—	223	223
Stock dividend paid	309	—	2	—	(2)	—	—

BALANCE, December 31, 2002	27,906,674	2,791	182,369	(145)	79,566	(22,900)	241,681
Net loss	—	—	—	—	(27,035)	—	(27,035)
Forfeiture of common stock under 1993 stock purchase plan	(572)	—	(4)	—	—	—	(4)
Issuance of common stock under 1998 stock purchase plan	75,402	7	718	—	—	—	725
Issuance of common stock under long-term equity incentive plan	229,900	23	1,855	(1,878)	—	—	—
Issuance of common stock under director equity plan	10,801	1	93	—	—	—	94
Amortization of unearned compensation expense	—	—	—	158	—	—	158
Minimum pension liability adjustment, net of taxes of $1,871	—	—	—		—	3,069	3,069
Foreign currency translation adjustment	—	—	—	—	—	1,189	1,189

BALANCE, December 31, 2003	28,222,205	$2,822	$185,031	$(1,865)	$52,531	$(18,642)	$219,877

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(27,035)	$(17,920)	$(14,602)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	—	—	4,305
Depreciation and amortization	30,991	54,246	64,340
Write-off of deferred debt costs	1,812	—	—
Disposal of property, plant and equipment, net	3,507	1,267	470
Equity in income of unconsolidated affiliates, net of distributions	(2,204)	8,167	3,610
Deferred income taxes	(9,631)	5,976	15,811
Provision for deferred compensation	190	223	226
Minority interest	(196)	(235)	(180)
Restructuring costs	11,862	5,167	3,987
Changes in operating assets and liabilities, net of acquisitions:
Receivables	12,180	(18,547)	6,848
Inventories	20,036	5,580	9,737
Other assets and liabilities	(5,108)	(4,729)	(8,951)
Accounts payable and accrued liabilities	5,630	19,737	(14,770)
Income taxes	13,348	4,268	(13,628)

Total adjustments	82,417	81,120	71,805

Net cash provided by operating activities	55,382	63,200	57,203

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,006)	(22,542)	(28,059)
Acquisition of businesses, net of cash acquired	(695)	(69,547)	(34)
Proceeds from disposal of property, plant and equipment	2,321	2,145	267
Investment in unconsolidated affiliates	—	(200)	—
Other, net	—	(230)	436

Net cash used in investing activities	(18,380)	(90,374)	(27,390)

FINANCING ACTIVITIES:
Proceeds from note issuance	—	—	291,200
Proceeds from senior credit facility	—	38,000	18,000
Repayments of senior credit facility	—	(38,000)	(212,000)
Repayments of short and long-term debt	(95)	(6,693)	(67,110)
Proceeds from swap agreement unwind	15,950	6,163	9,093
7.74% senior notes prepayment penalty	—	—	(3,565)
Dividends paid	—	(833)	(8,870)
Deferred debt costs	(2,214)	(1,528)	(1,217)
Issuances of stock, net of forfeitures	594	135	—

Net cash provided by (used in) financing activities	14,235	(2,756)	25,531

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,237	(29,930)	55,344
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,314	64,244	8,900

CASH AND CASH EQUIVALENTS AT END OF YEAR	$85,551	$34,314	$64,244

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$42,990	$36,199	$35,352

Income tax refunds, net of payments	$18,783	$18,784	$7,980

Stock issued for acquisitions	$—	$324	$18,799

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

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

Inventories

Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. The Company estimates reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. All inventories are valued using the first-in, first-out method.

Inventories at December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Raw materials and supplies	$37,294	$46,781
Finished goods and work in process	50,314	60,863

Total inventory	$87,608	$107,644

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance not considered to substantially lengthen the asset lives or increase capacity or efficiency are charged to expense as incurred. The recoverability of property, plant, and equipment is periodically reviewed by management based on current and anticipated conditions.

In the fourth quarter of 2002, the Company completed, with the assistance from independent professional valuation advisors, a comprehensive review of the remaining estimated useful lives of its machinery and equipment. As a result of this review, the Company revised its estimate of the useful lives for production machinery and equipment from an average of approximately 10 years to an average of approximately 20 years. The Company believes that the change more appropriately reflects the useful lives of the assets. The effect of this change in estimated useful lives was accounted for on a prospective basis. The impact of this change was a decrease in depreciation expense in the fourth quarter of 2002 of approximately $7.6 million and a decrease of $22.5 million in 2003.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings and improvements	10-45 years
Machinery and equipment	3-25 years
Furniture and fixtures	5-10 years

Depreciation expense was $29.4 million, $50.9 million, and $57.4 million for the years ended December 2003, 2002 and 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant management judgment is required in determining: the credit worthiness of customers and collectibility of accounts receivable; excess, obsolete or unsaleable inventory reserves; the potential impairment of long-lived assets, goodwill and intangibles; the accounting for income taxes; the liability for self-insured claims; and the Company’s obligation and expense for pension and other postretirement benefits. Actual results could differ from the Company’s estimates and the differences could be significant.

Revenue Recognition

The Company recognizes revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of the Company’s accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured products or when it completes a service and title and risk of loss passes to its customers. Provisions for discounts, returns, allowances, customer rebates, and other adjustments are provided for in the same period as the related revenues are recorded.

Freight Costs

The costs of delivering finished goods to the Company’s customers are recorded as a component of cost of sales. Those costs include the amounts paid to a third party to deliver the finished goods or the Company’s cost of using its own delivery trucks and drivers. Any freight costs billed to and paid by a customer are included in revenue.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims. The Company’s self-insured workers compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect the Company’s historical claim development. The “developed” claim, net of amounts paid, represents the liability that the Company records in its financial statements. The Company’s self-insured health care liability is estimated based on its actual claim experience and multiplied by a time lag factor. The lag factor represents an estimate of claims that have been incurred and should be recorded as a liability, but have not been reported to the Company.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the non-U.S. subsidiaries are translated at current rates of exchange. The resulting translation adjustments were recorded in accumulated other comprehensive loss. Income and expense items were translated at the average exchange rate for the year. Gains and losses were reported in the net loss and were not material in any year.

Goodwill

Goodwill was amortized using the straight-line method over periods ranging up to 40 years for fiscal years prior to 2002. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, goodwill is no longer amortized, but instead requires the Company to perform a goodwill impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2003 and did not result in an impairment charge.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;

•	recurring operating losses;

•	significant declines in demand for a product produced by an asset capable of producing only that product;

•	assets that are idled or held for sale;

•	assets that are likely to be divested

The impairment review requires the Company to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, the Company must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference will be written-off. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations.

Impairment costs of $2.1 million was recorded in 2003 related to assets held for sale. These assets are land and buildings for operations that have been permanently closed in conjunction with the Company’s restructuring activities. The costs represent the difference between the carrying value of the assets and the estimated fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

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

Income or Loss Per Share

The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if convertible securities were converted into common stock, or other contracts to issue common stock resulted in the issuance of common stock. Since the years ended December 31, 2003, 2002 and 2001 were net losses, the impact of the dilutive effect of stock options, if any, were not added to the weighted average shares.

Stock-Based Compensation

On December 31, 2002 the Company was required to adopt SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS No. 123.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using a Black-Scholes option pricing model. The following assumptions were used for options granted for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	3.54% — 4.22%	3.39% — 4.94%	4.92% — 5.36%
Expected dividend yield	0%	0%	1.16% — 1.63%
Expected option lives	8-10 years	8-10 years	8-10 years
Expected volatility	39%	39%	41%

The total fair values of the options granted during the years ended December 31, 2003, 2002 and 2001 were computed to be approximately $1.0 million, $2.3 million and $470 thousand, respectively. If the Company had

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

accounted for these plans in accordance with SFAS No. 123 and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net loss and net loss per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows (in thousands, except per share data):

	2003	2002	2001
Net loss:
As reported	$(27,035)	$(17,920)	$(14,602)
Stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(1,440)	(1,692)	(1,154)

Pro forma	(28,475)	(19,612)	(15,756)
Diluted loss per common share:
As reported	$(0.97)	$(0.64)	$(0.52)
Pro forma	(1.02)	(0.70)	(0.57)

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

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 effective January 1, 2003 and is accounting for exit and disposal activities initiated during 2003 in accordance with this pronouncement. The adoption of this statement has resulted in the accrual of liabilities as incurred.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”) which requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN 45 were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity if either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company adopted this interpretation effective July 1, 2003. The Company does not currently hold any VIEs and the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements or disclosures.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement on June 1, 2003 did not have an impact on the Company’s consolidated financial statements.

Reclassifications

Reclassifications of previously recorded amounts have been made to conform with 2003 presentations. Freight costs were reclassified as a component of cost of sales. The loss on disposals of property, plant and equipment was reported as a component of other non-operating expenses in prior years. These expenses are now classified as a component of cost of sales. In addition, certain items which were classified as a component of freight costs are now classified as a reduction in sales.

2. Shareholders’ Equity

Preferred Stock

The Company has authorized 5.0 million shares of $0.10 par value preferred stock. The preferred stock is issuable in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the board of directors of the Company. The board of directors is authorized by the Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company.

3. Acquisitions

Each of the following acquisitions was accounted for applying the provisions of SFAS No. 141. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

other identifiable assets may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2003, 2002 and 2001 reflect the operating results of the acquired businesses for the periods after their respective dates of acquisition.

Caraustar Northwest

In January 2003, the Company acquired its venture partner’s 50% interest in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $695 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of the tube, core and composite container segment.

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

The Company also entered into operating lease agreements with a third party to lease machinery and equipment at certain acquired Smurfit locations. The terms of the agreements are six years. The future minimum rental payments required under these leases are approximately $1.7 million each year in 2004 through 2007 and $1.3 million in 2008. The Company will recognize operating lease expense of approximately $2.0 million each year in 2004 through 2007 and $1.4 million in 2008.

Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market. In conjunction with the acquisition, the Company is evaluating its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies. As of December 31, 2003, the Company has closed a total of eight of the acquired tube and core locations and announced the closure of the acquired Cedartown paperboard mill in January 2004.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid to Jefferson Smurfit Corporation (U.S)		$67,140
Acquisition expenses		2,342

Total allocable cost		69,482

Assets acquired:
Current assets	$11,279
Intangible asset	8,672
Property, plant & equipment	29,052

Total assets purchased		49,003

Liabilities assumed:
Current liabilities	12,273
Long-term debt	1,745

Total liabilities assumed		14,018

Net assets acquired		34,985

Total goodwill		$34,497

The following unaudited pro forma financial data gives effect to the acquisition of Smurfit Industrial Packaging Group as if it had occurred on the first day of each period presented. The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results which would have occurred if the Smurfit Industrial Packaging Group acquisition had been effected at that date (in thousands, except per share information):

	For the Years Ended December 31,
	2002	2001
Total revenues	$1,058,332	$1,051,442
Net loss	$(13,079)	$(13,602)
Net loss per share:
Basic and diluted	$(0.47)	$(0.49)

Vivid Graphics

In September 2002, the Company acquired a provider of digital imaging services for 34 thousand shares of its common stock valued at approximately $324 thousand. Goodwill of approximately $170 thousand was recorded in connection with the acquisition.

4. Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company no longer amortizes goodwill but instead performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2003 and did not result in an impairment charge.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Net loss and related loss per share for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense, is as follows, net of tax (in thousands, except per share information):

	For the Year Ended December 31, 2001	Income Per Share
		Basic(A)	Diluted(A)
Reported net loss	$(14,602)	$(0.52)	$(0.52)
Goodwill amortization	2,996	0.11	0.11

Adjusted net loss	$(11,606)	$(0.42)	$(0.42)

(A)	Column does not sum due to rounding.

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2002 and 2003 (in thousands):

	Paperboard	Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2001	$77,648	$43,170	$25,647	$146,465
Goodwill acquired	5,040	170	28,870	34,080

Balance as of December 31, 2002	82,688	43,340	54,517	180,545
Goodwill acquired	—	—	2,585	2,585

Balance as of December 31, 2003	$82,688	$43,340	$57,102	$183,130

Intangible Assets

As of December 31, 2003 and 2002, the Company had an intangible asset of $7.8 million, net of $858 thousand of accumulated amortization, and $8.3 million, net of $290 thousand of accumulated amortization, respectively, which is classified with other assets. Amortization expense for the year ended December 31, 2003 and 2002 was $568 thousand and $290 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2004	$568
2005	568
2006	568
2007	568
2008	568

Five year total	$2,840

5. Equity Interest in Unconsolidated Affiliates

The Company owns a 50% interest in a limited liability company, Standard Gypsum, L.P. Standard Gypsum owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. Standard Gypsum is operated as a joint venture and is managed by Temple-Inland, Inc., which also owns 50% of the joint venture. The Company accounts for its interest in Standard

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Gypsum under the equity method of accounting. The Company’s equity interest in the earnings or loss of Standard Gypsum for the years ended December 31, 2003, 2002 and 2001 was earnings of $6.8 million, earnings of $8.2 million, and a loss of $946 thousand, respectively. The Company received distributions based on its equity interest in Standard Gypsum of $6.2 million, $10.7 million, and $1.0 million in 2003, 2002 and 2001, respectively.

During 1999, Standard Gypsum received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56.2 million, in order to complete the financing for the construction of the Cumberland City, Tennessee facility. Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of the outstanding industrial revenue bond obligations. Standard Gypsum replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender. The Company is severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees, and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of December 31, 2003 and 2002, the outstanding letters of credit totaled approximately $57.4 million and $56.2 million, respectively, for one-half of which the Company is obligated (approximately $28.7 million and $28.1 million, respectively). If either joint venture partner had defaulted under its support arrangements, the Company’s total obligation would have been $28.7 million at December 31, 2003.

As of December 31, 2003, the Company’s obligation with respect to these letters of credit is supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under the Company’s senior credit facility and expires on October 24, 2004. The letter of credit may be drawn in the event of a default under the Standard Gypsum reimbursement agreement, and such a default would be triggered by, among other things, the Company’s failure to renew or extend this letter of credit. In the event the Company is unable to renew, extend or otherwise replace this letter of credit, the lender under the Standard Gypsum facility would be entitled to draw under the letter of credit to satisfy the Company’s support obligations, and the Company would then be obligated to reimburse its senior lenders for the amount of such drawing.

In March 2003, the Company completed an amendment to its former senior credit facility. Prior to this amendment, the Company’s obligation related to Standard Gypsum’s letter of credit was supported by a guarantee agreement and the guarantee agreement contained financial maintenance covenants that were identical to those contained in the Company’s former senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to the modification that the Company made under the amendment to the former senior credit facility. In order to avoid an event of default under that guarantee, the Company obtained a letter of credit under its former senior credit facility in the face amount of $28.4 million. This letter of credit replaced the Company’s guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated the Company’s guarantee agreement and released its security interest in the Company’s accounts receivable and inventory. In June 2003, the letter of credit issued under the Company’s former senior credit facility was replaced with a letter of credit issued under the Company’s current senior credit facility.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Summarized financial information for Standard Gypsum at January 3, 2004 and December 28, 2002 and for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively, is as follows (in thousands):

	2003	2002
Current assets	$15,834	$13,680
Noncurrent assets	64,189	67,098
Current liabilities	7,394	6,434
Long-term debt	56,200	56,200
Long-term liabilities	7	20
Net assets	16,422	18,124

	2003	2002	2001
Sales	$103,850	$98,558	$71,297
Gross profit	23,669	26,103	5,886
Operating income	15,946	18,881	292
Net income (loss)	13,598	16,364	(1,892)

Note that Standard Gypsum’s fiscal year-end is the Saturday closest to December 31.

During 1999, the Company formed a joint venture with Temple-Inland to own and operate a containerboard mill located in Newport, Indiana. Under the joint venture agreement, the Company contributed $50.0 million to the joint venture, Premier Boxboard Limited, LLC, and Temple-Inland contributed the net assets of the mill valued at approximately $98.0 million, and received $50.0 million in notes issued by Premier Boxboard. Upon formation, Premier Boxboard undertook an $82.0 million project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. Premier Boxboard is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple-Inland each have a 50% interest in the joint venture, which is being accounted for under the equity method of accounting. There have been no cash distributions to the joint venture partners since formation of the joint venture. The Company’s equity interest in the earnings or loss of Premier Boxboard for 2003, 2002 and 2001 were approximately $2.1 million in earnings, a $4.6 million loss and a $1.9 million loss, respectively.

Premier Boxboard is the borrower under a credit facility, the aggregate principal amount of which was reduced from $30.0 million to $20.2 million pursuant to an amendment completed on March 28, 2003. Pursuant to this amendment, the maturity date of the facility was shortened from June 29, 2005 to January 5, 2004. On December 22, 2003, an additional amendment was completed that extended the maturity date of the facility to January 5, 2005. The Company is severally obligated for 50% of Premier Boxboard’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. Temple-Inland has guaranteed 50% of Premier Boxboard’s obligations. As of December 31, 2003, the outstanding principal amount of borrowings under the facility was approximately $10.6 million (including a $632 thousand undrawn letter of credit), for one-half of which the Company is obligated (approximately $5.3 million). If either joint venture partner had defaulted under its support arrangements, the Company’s total obligation would have been $5.3 million at December 31, 2003. The Company’s obligation is supported by a letter of credit in the face amount of $5.3 million, issued in favor of the Premier Boxboard lenders. This letter of credit was issued in June 2003 under the Company’s new senior credit facility in replacement of a guarantee agreement, and expires in January 2005.

Any reductions of outstanding loans under the Premier Boxboard credit facility may not be reborrowed and will permanently reduce the commitments. The reduction of the commitments under this credit facility eliminates availability for borrowings unless the Company is able to reduce outstandings under the facility, and effectively requires the Company to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that the Company and its joint venture partner are permitted to make. If the Company is not able to

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

fund Premier Boxboard’s operations in this manner, Premier Boxboard’s performance could be adversely affected. Further, if the Company is unable to refinance this facility prior to January 5, 2005, the entire facility will become immediately due and payable and the lenders under the Premier Boxboard facility will be entitled to draw under the letter of credit to satisfy the Company’s support obligations.

In the event that the Company is called upon to reimburse drawings under either or both of its joint venture letter of credit support obligations, the Company believes that it would be able to satisfy such obligations by having the Company’s senior lenders treat these reimbursement obligations as revolving credit loans under its senior credit agreement. The full $34.0 million of these letter of credit obligations and other letter of credit obligations outstanding as of December 31, 2003 has already been included in determining the $21.0 million in borrowing availability under the Company’s senior credit facility as of December 31, 2003. The Company’s cash on hand is also a potential source of repayment of some or all of these reimbursement obligations. Any resulting acceleration and default in repayment of these support obligations could cause defaults and acceleration under the Company’s 9 7/8% senior subordinated notes, the 7 1/4% senior notes and the 7 3/8% senior notes.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by the Company. A default under the Premier Boxboard credit facility would also constitute an event of default under these notes. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, the Company’s interest in Premier Boxboard. Further, in such an event of default, these assets would not be available to satisfy obligations owing to unsecured creditors of Premier Boxboard, including the lenders under the credit facility, which might make it more likely that the Company’s guarantee of the Premier Boxboard credit facility would be the primary source of repayment under the facility in the event Premier Boxboard cannot pay.

Summarized financial information for Premier Boxboard at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001, respectively, is as follows (in thousands):

	2003	2002
Current assets	$18,021	$12,983
Noncurrent assets	144,655	149,640
Current liabilities	11,723	6,074
Long-term liabilities	624	228
Long-term debt	60,000	70,000
Net assets	90,329	86,321

	2003	2002	2001
Sales	$89,818	$74,649	$75,171
Gross profit	23,161	7,923	16,463
Operating income (loss)	9,016	(4,555)	1,640
Net income (loss)	4,125	(9,335)	(3,784)

Additional contingencies relating to the Company’s joint ventures that could affect the Company’s liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

the Company and its joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of the other. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that the Company is always the party entitled, or obligated, as the case may be, to purchase.

The Company had an additional joint venture with an unrelated entity during 2001 and 2002. In January 2003, the Company acquired its venture partner’s 50% equity interest. Prior to acquiring the 50% interest, the Company accounted for the joint venture using the equity method of accounting.

6. Senior Credit Facility and Long-Term Debt

At December 31, 2003 and 2002, total long-term debt consisted of the following (in thousands):

	2003	2002
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	285,000
7 3/8% senior notes	193,250	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,895	9,880
Mark-to-market value of interest rate swap agreements	(1,145)	15,153
Realized interest rate swap gains (1)	15,107	502

Total debt	531,107	532,785
Less current maturities	(106)	(70)

Total long-term debt	$531,001	$532,715

(1)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at December 31, 2003 maturing during the next five years and thereafter is as follows (in thousands):

2004	$106
2005	127
2006	92
2007	95
2008	100
Thereafter	530,587

Total debt	$531,107

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Senior Credit Facility

Effective June 24, 2003, the Company completed a refinancing of its senior credit facility. The new facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of December 31, 2003, no borrowings were outstanding under the facility; however, an aggregate of $44.0 million in letter of credit obligations were outstanding. Availability under the facility at December 31, 2003 was limited to $21.0 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility plus a margin of 0.50% or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of 2.50%. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar-based loans.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of the Company’s business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at December 31, 2003.

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

In conjunction with refinancing the senior credit facility in June 2003, a letter of credit of approximately $10.1 million was issued under the new facility in favor of the lenders to the Company’s 50% owned Premier Boxboard joint venture. In exchange for this letter of credit, the lenders terminated the Company’s former Premier Boxboard guarantee agreement and released their security interest in certain assets of the Company and its subsidiaries that were pledged to secure such guarantee. The Company is required to maintain this letter of credit in place during the term of the Premier Boxboard credit facility. Premier Boxboard paid off a portion of the outstanding borrowings during the third and fourth quarters of 2003, and the letter of credit was lowered to $5.3 million as of December 31, 2003.

Former Senior Credit Facility

The Company’s former senior credit facility provided for a revolving line of credit of $75.0 million, subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility included subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduced

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

availability under the facility. No borrowings were outstanding under the facility at December 31, 2002. The Company’s obligations under the facility were unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries and were secured by a first priority security interest in the accounts receivable and inventory of the Company and all of its existing and subsequently acquired wholly-owned domestic subsidiaries (see discussion below of amendments to the senior credit facility).

Borrowings under the former facility were subject to interest at a rate equal, at the Company’s option, to either (1) the base rate (which is equal to the greater of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, or the federal funds rate plus one-half of 1%) or (2) the adjusted Eurodollar Interbank Offered Rate, in each case plus an applicable margin of 3.00% for Eurodollar rate loans and 1.50% for base rate loans. Additionally, the undrawn portion of the facility was subject to a facility fee at an annual rate that is set at 0.55%.

The former facility contained covenants that restricted, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of its business. The former facility also contained several financial maintenance covenants, including covenants establishing a maximum leverage ratio, minimum tangible net worth and a minimum fixed charge coverage ratio.

The former facility contained events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

During 2001 and 2002, the Company completed five amendments to its former senior credit facility agreement. The first amendment, dated September 10, 2001, allowed the Company to acquire up to $30.0 million of its senior subordinated notes so long as no default or event of default exists on the date of the transaction, or will result from the transaction.

The second amendment, dated November 30, 2001, provided for the issuance of letters of credit under the former senior credit facility having an original expiration date more than one year from the date of issuance, if required under related industrial revenue bond documents and agreed to by the issuing lender.

The third amendment was completed on January 22, 2002 with an effective date of September 30, 2001. The Company obtained this amendment in order to avoid the occurrence of an event of default under its former senior credit facility agreement resulting from a violation of the interest coverage ratio covenant contained in the agreement. This amendment modified the definitions of “Interest Expense,” “Premier Boxboard Interest Expense” and “Standard Gypsum Interest Expense” to include interest income and the benefit or expense derived from interest rate swap agreements or other interest hedge agreements. Additionally, the amendment lowered the minimum allowable interest coverage ratio for the fourth quarter of 2001 from 2.5:1.0 to 2.25:1.0, for the first quarter of 2002 from 2.75:1.0 to 2.25:1.0, and for the second quarter of 2002 from 2.75:1.0 to 2.50:1.0.

In connection with the Company’s acquisition of the Smurfit Industrial Packaging Group, the Company entered into a fourth amendment to its former senior credit facility in September 2002. The purpose of this amendment was to obtain the required lender consent for the consummation of the acquisition (and the incurrence of up to $60.0 million in subordinated debt financing to refinance borrowings under the former credit facility and restore cash used to fund a portion of the acquisition price), to lower the minimum allowable tangible

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

net worth for all periods after the effective date of the amendment, and to increase the maximum permitted leverage ratio covenant to 70.0% for the fiscal quarters ending December 31, 2002, March 31, 2003 and June 30, 2003, and 67.5% for the fiscal quarter ending September 30, 2003. Additionally, the minimum interest coverage ratio covenant was replaced with a minimum fixed charge coverage ratio covenant beginning with the third quarter of 2002. These modifications, in addition to increasing the Company’s flexibility to finance the acquisition, were necessary to enable the Company to avoid violations of the leverage ratio and interest coverage ratio covenants for the third quarter of 2002 and violations of the leverage ratio covenant in future periods.

In exchange for these modifications, the Company’s lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment provided for a margin pricing increase of 0.25% effective November 15, 2002, if the Company had not issued at least $50.0 million in senior subordinated notes by that date, and an increase of 0.25% every three months after that date until the first date on which the Company’s balance of cash and cash equivalents was at least $50.0 million and the Company had no loans outstanding under the facility (subject to a maximum interest margin of 3.75% for Eurodollar rate loans and 2.50% for base rate loans). In addition, under the terms of the fourth amendment, the Company was required to enter into a security agreement under which the Company and its subsidiary guarantors under the senior credit facility granted a first priority security interest in their respective accounts receivable and inventory to secure their obligations under the credit facility and the Company’s obligations under its 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

On December 27, 2002, the Company completed a fifth amendment to its former senior credit facility. This amendment modified the calculation of net worth for purposes of the Company’s leverage ratio and tangible net worth financial maintenance covenants to exclude adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. This amendment also allowed the Company to exclude from these financial maintenance covenant calculations any restructuring costs recorded in the fourth quarter of 2002 and first quarter of 2003 as long as the aggregate of these restructuring costs did not exceed $16.0 million, on an after-tax basis.

During the first quarter of 2003, the Company completed a sixth amendment to its former senior credit facility. This amendment increased the Company’s maximum permitted leverage ratio to 70.0% for the fiscal quarters ending September 30, 2003 and December 31, 2003 and 67.5% for each succeeding fiscal quarter, lowered the Company’s minimum fixed charge coverage ratio from 1.50:1.0 for all fiscal quarters to 0.95:1.0 for the fiscal quarter ending March 31, 2003, 0.85:1.0 for the fiscal quarters ending June 30, 2003 and September 30, 2003 and 1.05:1.0 for the fiscal quarter ending December 31, 2003, lowered the Company’s minimum tangible net worth covenant for all periods on and after the effective date of the amendment, and lowered the Company’s maximum permitted capital expenditures to $30.0 million per fiscal year. For purposes of calculating compliance with the leverage ratio and net worth covenants, this amendment also established a maximum of $30.0 million for aggregate adjustments to other comprehensive loss related to the Company’s defined benefit pension plan. This amendment also increased to $43.0 million the Company’s subfacility for the issuance of letters of credit under the facility, in order to permit the Company to obtain a letter of credit to replace its Standard Gypsum joint venture guarantee as described above. This amendment fixed the Company’s maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable the Company to avoid possible violations of its leverage ratio covenant for the third and fourth quarters of 2003, its fixed charge coverage ratio covenant for all quarters during 2003 and its net worth covenant for the second quarter of 2003.

In exchange for these modifications, the Company’s lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

March 29, 2005 to April 1, 2004. The Company’s lenders also required the establishment of a borrowing base that restricted availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company’s net hedging obligations owed to lenders under the facility and by the amount of the Company’s guarantee obligations under its joint venture guarantees that were not secured or replaced by letters of credit.

In connection with this amendment, the Company was also required to amend its security agreement to provide for a springing lien on its machinery and equipment that was to become effective on July 1, 2003.

The former senior credit facility was replaced with the current senior credit facility on June 24, 2003 as described above. All obligations under the former senior credit facility were extinguished upon replacement with the new senior credit facility.

Senior and Senior Subordinated Notes

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 9 7/8% senior subordinated notes. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than two that are not wholly-owned.

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 7 3/8% senior notes. The 7 3/8% senior notes are unsecured obligations of the Company. In February 2002, the Company purchased $6.75 million of these notes in the open market.

Interest Rate Swap Agreements

During 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which had payment and expiration dates that corresponded to the terms of the note obligations they covered, effectively converted $185.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes and $100.0 million of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on the three-month LIBOR plus a fixed margin.

In October 2001, the Company unwound its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received $9.1 million from the bank counter-party. Simultaneously, the Company executed a new swap agreement with a fixed spread that was 85 basis points higher than the original swap agreement. The new swap agreement was the same notional amount, had the same terms and covered the same notes as the original agreement. The $9.1 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $9.1 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 50 basis points.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

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

In November 2002, the Company unwound $50.0 million of its $185.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $2.8 million from the bank counter-party. Simultaneously, the Company unwound $50.0 million of one of its interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $3.4 million. The $6.2 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $2.8 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 20 basis points. The $3.4 million gain lowered the effective interest rate of the 7 3/8% senior subordinated notes by approximately 30 basis points.

In January 2003, the Company effectively unwound $85.0 million of its $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning the Company’s rights and obligations under the swap to one of the Company’s lenders under the senior credit facility. In exchange, the Company received approximately $4.3 million. The $4.3 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

In May 2003, the Company unwound the remaining $50.0 million of its interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. Simultaneously, the Company unwound $50.0 million of its remaining interest rate swap agreement related to the 7 3/8% senior notes, and received approximately $7.1 million. The $11.7 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points. The $7.1 million gain lowered the effective interest rate of the 7 3/8% senior notes by approximately 80 basis points.

In July 2003, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on six-month LIBOR plus a fixed margin.

In December 2003, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligation it covers, effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on six-month LIBOR plus a fixed margin.

See Note 18 “Subsequent Events” regarding the unwind of the $50.0 million interest rate swap in March 2004.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The following table identifies the debt instrument hedged, the notional amount, the fixed rate and the variable rate in effect at December 31, 2003 for each of the Company’s interest rate swaps.

Debt Instrument	Notional Amount (000’s)	Fixed Rate	Variable Rate (1)	Total Variable Rate
9 7/8% senior subordinated notes	$50,000	5.700%	1.180%	6.880%
9 7/8% senior subordinated notes	50,000	5.505	1.206	6.711

(1)	The variable rate is the six-month LIBOR and is the rate in effect at inception of the swap. The variable rate resets every six months.

Under the provisions of SFAS No. 133, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The December 31, 2003 aggregate estimated liability related to the swaps was $1.1 million and is classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet. The December 31, 2002 aggregate fair value of the swaps was $15.2 million and is classified as a component of other long-term assets, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

7. Commitments and Contingencies

Leases

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Minimum rentals	$21,363	$16,993	$14,312
Contingent rentals	463	322	507

Total	$21,826	$17,315	$14,819

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003 (in thousands):

2004	$20,323
2005	15,805
2006	12,467
2007	11,558
2008	8,331
Thereafter	13,944

Total	$82,428

Litigation

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations or cash flows.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

8. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	For the Years Ended December 31,
	2003	2002	2001
Calculation of Basic Loss Per Share:
Net loss	$(27,035)	$(17,920)	$(14,602)
Weighted average number of common shares outstanding	27,993	27,871	27,845

Basic loss per share	$(0.97)	$(0.64)	$(0.52)

Calculation of Diluted Loss Per Share:
Net loss	$(27,035)	$(17,920)	$(14,602)
Weighted average number of shares outstanding	27,993	27,871	27,845

Diluted loss per share	$(0.97)	$(0.64)	$(0.52)

Since 2003, 2002 and 2001 were net losses, the impact of the dilutive effect of stock options, if any, were not added to the weighted average shares.

9. Stock Option and Deferred Compensation Plans

Director Equity Plan

During 1996, the Company’s board of directors and shareholders approved a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) are paid a portion of their fees in the Company’s common stock. Additionally, each Eligible Director is granted options each year to purchase 1,000 shares of the Company’s common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100 thousand shares of common stock may be granted under this plan. During 2003, 2002 and 2001, 11 thousand, 9 thousand and 8 thousand shares, respectively, of common stock were issued under this plan. Options to purchase 7 thousand, 6 thousand and 6 thousand shares of common stock were issued under this plan in 2003, 2002 and 2001, respectively.

Incentive Stock Option and Bonus Plans

During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan are subject to four-year and five-year respective vesting periods. The options expire after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. No compensation expense was recorded in 2003 related to this plan. Compensation expense of approximately $62 thousand and $186 thousand related to bonus shares was recorded in 2002 and 2001, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management may receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provides for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. No options were issued during 2003 under this plan. The Company issued 588 thousand and 108 thousand options during 2002 and 2001, respectively, under the 1998 Plan. During 2003, 2002 and 2001, the Company issued 1 thousand, 2 thousand and 1 thousand shares, respectively, of restricted stock. The Company recorded approximately $69 thousand, $78 thousand and $82 thousand of compensation expense related to the issuance of restricted stock during 2003, 2002 and 2001, respectively.

Long-term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, restricted common shares, or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The Company’s board of directors authorized and shareholders approved, an aggregate of 4.0 million common shares for issuance under this plan. As of December 31, 2003, 233 thousand stock options and 230 thousand restricted shares have been granted under this plan. The Company recorded compensation expense of $89 thousand related to the issuance of restricted stock in 2003.

The following is a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,876,493	$22.57
Granted	114,323	10.00
Forfeited	(196,575)	21.39
Exercised	—	—

Outstanding at December 31, 2001	1,794,241	21.89
Granted	588,150	7.49
Forfeited	(187,364)	20.84
Exercised	(3,239)	9.36

Outstanding at December 31, 2002	2,191,788	18.14
Granted	239,600	8.13
Forfeited	(255,747)	20.02
Exercised	(76,426)	7.78

Outstanding at December 31, 2003	2,099,215	$17.14

Options exercisable at:
December 31, 2003	1,173,649	$21.75
December 31, 2002	1,076,420	22.66
December 31, 2001	989,897	22.22

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The following table is a summary of information about the Company’s stock options outstanding at December 31, 2003:

Range of Exercise Price	Outstanding at December 31, 2003	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 6.94 — $16.88	995,906	8.2	$8.30	301,092	$9.04
17.94 — 23.75	529,208	5.2	19.57	351,280	19.58
24.44 — 29.75	216,432	4.8	25.84	178,646	25.86
30.13 — 40.80	357,669	3.3	32.92	342,631	33.01

$ 6.94 — $40.80	2,099,215	6.3	$17.14	1,173,649	$21.75

Deferred Compensation Plans

The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $190 thousand, $223 thousand and $226 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. Accruals of approximately $1.5 million related to these plans are included in deferred compensation in the accompanying balance sheets at December 31, 2003 and 2002.

The Company also provides a voluntary nonqualified deferred compensation plan for key employees and the Company’s Board of Directors. The plan is funded by the participants. The plan allows employees to defer compensation on a pre-tax basis via contributions to a grantor trust. The plan provides the participants with six investment options to invest on a tax deferred basis.

10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $11.7 million, $7.1 million and $8.3 million in 2003, 2002 and 2001, respectively. Based on estimates at December 31, 2003 no contributions will be required for the year ended December 31, 2004.

During 1996, the Company adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at December 31, 2003.

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Service cost of benefits earned	$5,266	$4,179	$4,016
Interest cost on projected benefit obligation	5,600	5,070	4,632
Actual (return) loss on plan assets	(13,594)	11,340	310
Net amortization and deferral	12,718	(15,789)	(5,234)

Net pension expense	$9,990	$4,800	$3,724

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Net pension expense for 2004 is estimated to be $8.7 million.

The table below presents various obligation, plan asset and financial statement information for the SERP and the Pension Plan as of December 31, 2003 and 2002 (in thousands):

	SERP		Pension Plan
	2003	2002	2003	2002
Change in benefit obligation:
Projected benefit obligation at end of prior year	$4,736	$3,790	$77,840	$63,657
Service cost	238	148	5,027	4,031
Interest cost	359	271	5,241	4,798
Actuarial loss	786	650	7,299	8,708
Plan amendments	—	(123)	466	583
Benefits paid	—	—	(4,289)	(3,937)

Projected benefit obligation at end of year	$6,119	$4,736	$91,584	$77,840

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$52,285	$60,495
Actual return (loss) on plan assets	—	—	13,594	(11,340)
Employer contributions	—	—	11,732	7,068
Benefits paid	—	—	(4,289)	(3,938)

Fair value of plan assets at end of year	$—	$—	$73,322	$52,285

Funded status of the plans:
Ending funded status	$(6,119)	$(4,736)	$(18,262)	$(25,555)
Unrecognized transition obligation	911	1,024	—	—
Unrecognized prior service cost	16	18	1,458	1,270
Unrecognized net loss	1,678	989	35,039	39,970

Net amount recognized	$(3,514)	$(2,705)	$18,235	$15,685

Amounts recognized in the balance sheet:
Accrued benefit liability	$(5,016)	$(3,358)	$(13,616)	$(21,493)
Intangible asset	927	653	1,458	1,270
Deferred tax asset	218	—	11,506	13,595
Accumulated other comprehensive loss	357	—	18,887	22,313

Net amount recognized	$(3,514)	$(2,705)	$18,235	$15,685

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$6,119	$4,736	$91,585	$77,841
Accumulated benefit obligation	5,016	3,358	86,938	73,780
Plan assets	$—	$—	$73,322	$52,285

Other comprehensive income (loss):
(Increase) decrease in additional minimum liability	$(849)	$22	$5,327	$(37,178)
Increase (decrease) in intangible asset	274	(22)	188	1,270
(Increase) decrease in deferred tax liability	218	—	(2,089)	13,595

Other comprehensive income (loss)	$(357)	$—	$3,426	$(22,313)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability related to its Pension Plan and SERP plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The Company’s additional minimum liability for its Pension Plan was $31.9 million and $37.2 million at December 31, 2003 and 2002, respectively. The December 31, 2003 and 2002 additional minimum liability was offset by an intangible asset of $1.5 million and $1.3 million, respectively, which represents unrecognized prior service cost. The cumulative additional minimum liability for the SERP totaled $1.5 million and $653 thousand at December 31, 2003 and 2002, respectively, and has been offset by intangible assets of $927 thousand and $653 thousand in 2003 and 2002, respectively.

The determination of the Company’s pension expense and benefit obligation is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions used to determine the projected benefit obligations as of:

	December 31,
	2003	2002
Weighted average discount rate	6.25%	6.75%
Weighted average rate of compensation increase	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	December 31,
	2003	2002	2001
Weighted average discount rate	6.75%	7.50%	7.75%
Weighted average expected rate of return on plan assets	9.00%	9.50%	9.50%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

In developing the weighted average discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was lowered from 6.75% at December 31, 2002 to 6.25% at December 31, 2003. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from the Company’s actuaries, the Company concluded that a discount rate of 6.25% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in the Company’s pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2003, projected benefit obligation of approximately $3.3 million and estimated 2004 net pension expense of approximately $540 thousand.

In developing the Company’s weighted average expected rate of return on plan assets, the Company evaluated such criteria as return expectations by asset class, historical returns by asset class and long-term inflation assumptions. The Company’s expected weighted average rate of return is based on an asset allocation assumption of 70% equity and 30% fixed income. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. As a result of this analysis, the Company concluded that the expected weighted average rate of return of 9.0% for December 31, 2003 is appropriate. A 0.25% change in the weighted average expected rate of return would change estimated 2004 net pension expense $186 thousand.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The Company’s pension plan weighted-average asset allocations as of December 31, 2003 and 2002, respectively, were as follows:

	2003	2002
Large capitalization U.S. equity	46%	51%
Small-capitalization U.S. equity	15%	15%
Mid-capitalization U.S. equity	14%	10%
International equity	—	4%

Total equity	75%	80%

Short term fixed	6%	5%
Fixed income (intermediate-term maturities)	19%	15%

Total fixed income	25%	20%

The Company’s investment policy includes the following objectives:

•	Provide a long-term investment return greater than the actuarial assumptions.

•	Maximize investment return commensurate with appropriate levels of risk.

•	Comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

The Company’s policy for 2004 is to allocate pension plan funds based on percentages for each major asset category as follows:

Large capitalization U.S. equity	44%
Small-capitalization U.S. equity	13%
Mid-capitalization U.S. equity	13%

Total equity	70%

Short term fixed	5%
Fixed income (intermediate-term maturities)	25%

Total fixed income	30%

The Company’s actual investment allocation at December 31, 2003 was not consistent with the policy above because the Company was in the process of shifting its allocation from the former 80% equity and 20% fixed income allocation to the current allocation policy.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Net periodic postretirement benefit cost for the years ended December 31, 2003, 2002 and 2001 included the following components (in thousands):

	2003	2002	2001
Service cost of benefits earned	$80	$89	$103
Interest cost on accumulated postretirement benefit obligation	405	459	404
Amortization	(290)	45	—

Net periodic postretirement benefit cost	$195	$593	$507

Postretirement benefits totaling $541 thousand, $695 thousand and $650 thousand were paid during 2003, 2002 and 2001, respectively. Benefit payments of $595 thousand are estimated for 2004.

The accrued postretirement benefit cost as of December 31, 2003 and 2002 consists of the following (in thousands):

	2003	2002
Change in benefit obligation:
Projected benefit obligation at end of prior year	$6,880	$6,248
Service cost	80	89
Interest cost	405	459
Actuarial (gain) loss	(133)	779
Plan curtailment gains	(1,149)	—
Benefits paid	(541)	(695)

Projected benefit obligation at end of year	$5,542	$6,880

Funded status	$(5,542)	$(6,880)
Unrecognized net loss	2,561	2,688

Net amount recognized	$(2,981)	$(4,192)

The curtailment gain was the result of eliminating postretirement medical benefits pursuant to two collective bargaining agreements which were amended during 2003.

The accumulated postretirement benefit obligations at December 31, 2003 and 2002 were determined using a weighted average discount rate of 6.25% and 6.75%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 8.0% in 2003, decreasing 0.5% each year to 4.5% by the year 2010. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $672 thousand and would increase net periodic postretirement benefit cost by approximately $66 thousand for the year ended December 31, 2003.

Retirement Savings Plan (401(k) Plan)

The Company sponsors and maintains a 401(k) retirement savings plan that permits participants to make contributions by salary reductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the 401(k) Plan. During the years ended December 31, 2003, 2002, and 2001, the Company recorded matching expense of approximately $4.0 million, $3.9 million, and $3.5 million, respectively, related to the 401(k) Plan.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.

The (benefit) provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	2003	2002	2001
Current:
Federal	$(6,248)	$(16,379)	$(24,418)
State	780	780	1,094

	(5,468)	(15,599)	(23,324)
Deferred	(9,631)	5,976	15,811

	$(15,099)	$(9,623)	$(7,513)

The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 2003, 2001 and 2000 are as follows:

	2003	2002	2001
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(2.9)	(2.9)	(2.4)
Other	2.2	3.3	3.7

Effective tax rate	(35.7)%	(34.6)%	(33.7)%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Deferred income tax assets:
Deferred employee benefits	$283	$169
Postretirement benefits other than pension	2,065	659
Postemployment benefits	6,523	9,181
Accounts receivable	861	1,180
Insurance	1,619	1,545
Tax loss carryforwards and credits	37,387	13,792
Inventories	2,495	2,377
Other	2,301	4,499

Total deferred income tax assets	53,534	33,402

Deferred income tax liabilities:
Depreciation and amortization	(90,407)	(78,171)
Asset revaluation	(3,846)	(3,846)
Losses on contractual sales commitments	(4,446)	(4,446)
Other	—	(781)

Total deferred income tax liabilities	(98,699)	(87,244)

Valuation allowance	(6,298)	(5,543)

	$(51,463)	$(59,385)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

At December 31, 2003, the tax effect of the Company’s federal net operating losses was $21.2 million. The federal loss carryforwards will expire in 2023. The tax effect of the Company’s state net operating losses was $13.3 million and $11.0 million at December 31, 2003 and 2002, respectively, which will expire in varying amounts between 2004 and 2023. The Company has a valuation allowance of $4.0 million at December 31, 2003 which increased $700 thousand from $3.3 million at December 31, 2002, for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $2.9 million and $2.8 million at December 31, 2003 and 2002, respectively, which will expire in varying amounts between 2004 and 2018. The Company recorded a valuation allowance of $2.3 million at December 31, 2003 and 2002 for estimated future impairment related to the state tax credit carryforwards.

12. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Sales	$252,902	$246,843	$253,013	$239,462
Gross profit	46,556	42,771	44,621	38,923
Net loss	(7,128)	(9,835)	(1,147)	(8,925)
Diluted loss per common share	$(0.26)	$(0.35)	$(0.04)	$(0.32)
2002:
Sales	$218,902	$229,122	$236,729	$252,026
Gross profit	43,409	44,236	38,204	42,975
Net income (loss)	499	(581)	(4,489)	(13,349)
Diluted income (loss) per common share	$0.02	$(0.02)	$(0.16)	$(0.48)

13. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries, Inc. and its Subsidiary Guarantors, which consist of all of the Company’s wholly-owned subsidiaries other than foreign subsidiaries and two domestic subsidiaries that are not wholly-owned. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,303	$—	$1,248	$—	$85,551
Intercompany funding	(15,638)	26,415	(10,777)	—	—
Receivables, net of allowances	—	88,937	4,955	—	93,892
Intercompany accounts receivable	—	77	212	(289)	—
Inventories	—	83,941	3,667	—	87,608
Refundable income taxes	250	—	—	—	250
Current deferred tax asset	7,457	—	—	—	7,457
Other current assets	3,942	8,034	485	—	12,461

Total current assets	80,314	207,404	(210)	(289)	287,219

PROPERTY, PLANT, AND EQUIPMENT	12,101	752,601	21,444	—	786,146
Less accumulated depreciation	(7,601)	(358,851)	(8,922)	—	(375,374)

Property, plant, and equipment, net	4,500	393,750	12,522	—	410,772

INVESTMENT IN CONSOLIDATED SUBSIDARIES	572,865	131,108	—	(703,973)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,623	—	—	—	54,623

OTHER ASSETS	14,429	10,332	40	—	24,801

	$726,731	$922,222	$15,854	$(704,262)	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$75	$31	$—	$—	$106
Accounts payable	15,820	54,890	4,303	—	75,013
Intercompany accounts payable	—	212	77	(289)	—
Accrued interest	8,758	74	—	—	8,832
Accrued compensation	738	8,870	192	—	9,800
Accrued pension	—	—	—	—	—
Other accrued liabilities	10,551	19,756	1,000	—	31,307

Total current liabilities	35,942	83,833	5,572	(289)	125,058

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	522,747	8,254	—	—	531,001

DEFERRED INCOME TAXES	45,229	12,242	1,449	—	58,920

PENSION LIABILITY	1,366	17,266	—	—	18,632

DEFERRED COMPENSATION	1,469	53	—	—	1,522

OTHER LIABILITIES	1,222	3,809	—	—	5,031

MINORITY INTEREST	—	—	—	504	504

SHAREHOLDERS’ EQUITY
Common stock	2,708	772	523	(1,181)	2,822
Additional paid-in capital	189,676	601,239	7,922	(613,806)	185,031
Unearned compensation	(1,865)	—	—	—	(1,865)
Retained (deficit) earnings	(52,519)	194,754	(214)	(89,490)	52,531
Accumulated other comprehensive (loss) income	(19,244)	—	602	—	(18,642)

	118,756	796,765	8,833	(704,477)	219,877

	$726,731	$922,222	$15,854	$(704,262)	$960,545

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,544	$—	$770	$—	$34,314
Intercompany funding	80,974	(71,550)	(9,424)	—	—
Receivables, net of allowances	—	100,011	5,658	—	105,669
Intercompany accounts receivable	—	459	135	(594)	—
Inventories	—	102,698	4,946	—	107,644
Refundable income taxes	13,333	149	199	—	13,681
Current deferred tax asset	6,364	—	—	—	6,364
Other current assets	2,414	5,497	1,067	—	8,978

Total current assets	136,629	137,264	3,351	(594)	276,650

PROPERTY, PLANT, AND EQUIPMENT	11,660	782,734	29,265	—	823,659
Less accumulated depreciation	(6,220)	(357,259)	(16,785)	—	(380,264)

Property, plant, and equipment, net	5,440	425,475	12,480	—	443,395

INVESTMENT IN CONSOLIDATED SUBSIDARIES	594,464	129,849	—	(724,313)	—

GOODWILL	—	177,578	2,967	—	180,545

INVESTMENT IN UNCONSOLIDATED AFFILIATES	52,130	700	—	—	52,830

OTHER ASSETS	27,479	9,294	140	—	36,913

	$816,142	$880,160	$18,938	$(724,907)	$990,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$70	$—	$—	$—	$70
Accounts payable	20,162	36,320	3,545	—	60,027
Intercompany accounts payable	—	135	459	(594)	—
Accrued interest	8,677	72	—	—	8,749
Accrued compensation	652	11,919	270	—	12,841
Accrued pension	7,279	4,000	—	—	11,279
Other accrued liabilities	6,855	27,345	2,666	—	36,866

Total current liabilities	43,695	79,791	6,940	(594)	129,832

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	524,515	8,200	—	—	532,715

DEFERRED INCOME TAXES	52,113	12,243	1,393	—	65,749

PENSION LIABILITY	13,572	—	—	—	13,572

DEFERRED COMPENSATION	1,447	53	—	—	1,500

OTHER LIABILITIES	—	4,584	—	—	4,584

MINORITY INTEREST	—	—	—	700	700

SHAREHOLDERS’ EQUITY
Common stock	2,730	897	523	(1,359)	2,791
Additional paid-in capital	208,036	600,379	7,922	(633,968)	182,369
Unearned compensation	(145)	—	—	—	(145)
Retained (deficit) earnings	(7,508)	174,013	2,747	(89,686)	79,566
Accumulated other comprehensive loss	(22,313)	—	(587)	—	(22,900)

	180,800	775,289	10,605	(725,013)	241,681

	$816,142	$880,160	$18,938	$(724,907)	$990,333

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,170,003	$36,871	$(214,654)	$992,220
COST OF SALES	—	1,000,039	33,964	(214,654)	819,349

Gross profit	—	169,964	2,907	—	172,871
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,517	134,054	5,359	—	163,930
RESTRUCTURING AND IMPAIRMENT COSTS	—	15,142	—	—	15,142

(Loss) income from operations	(24,517)	20,768	(2,452)	—	(6,201)
OTHER (EXPENSE) INCOME:
Interest expense	(43,581)	(311)	(422)	409	(43,905)
Interest income	1,436	(2)	1	(409)	1,026
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	8,354	—	—	—	8,354
Other, net	—	286	(78)	—	208

	(35,603)	(27)	(499)	—	(36,129)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(60,120)	20,741	(2,951)	—	(42,330)
MINORITY INTEREST IN LOSSES	—	—	—	196	196
(BENEFIT) PROVISION FOR INCOME TAXES	(15,109)	—	10	—	(15,099)

NET (LOSS) INCOME	$(45,011)	$20,741	$(2,961)	$196	$(27,035)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,091,360	$26,289	$(180,870)	$936,779
COST OF SALES	—	926,566	22,259	(180,870)	767,955

Gross profit	—	164,794	4,030	—	168,824
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,105	125,557	5,382	—	150,044
RESTRUCTURING AND IMPAIRMENT COSTS	—	12,713	—	—	12,713

(Loss) income from operations	(19,105)	26,524	(1,352)	—	6,067
OTHER (EXPENSE) INCOME:
Interest expense	(37,772)	(326)	(401)	384	(38,115)
Interest income	2,024	7	5	(384)	1,652
Equity in income (loss) of unconsolidated affiliates	2,652	(164)	—	—	2,488
Other, net	—	258	(128)	—	130

	(33,096)	(225)	(524)	—	(33,845)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,201)	26,299	(1,876)	—	(27,778)
MINORITY INTEREST IN LOSSES	—	—	—	235	235
BENEFIT FOR INCOME TAXES	(9,623)	—	—	—	(9,623)

NET (LOSS) INCOME	$(42,578)	$26,299	$(1,876)	$235	$(17,920)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,031,012	$22,453	$(153,209)	$900,256
COST OF SALES	(7,308)	862,066	18,469	(153,209)	720,018

Gross profit	7,308	168,946	3,984	—	180,238
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,386	126,910	5,638	—	146,934
RESTRUCTURING AND IMPAIRMENT COSTS	—	7,083	—	—	7,083

Operating (loss) income	(7,078)	34,953	(1,654)	—	26,221
OTHER (EXPENSE) INCOME
Interest expense	(40,773)	(857)	(370)	847	(41,153)
Interest income	1,773	42	18	(847)	986
Loss on extinguishment of debt	(4,305)	—	—	—	(4,305)
Equity in loss of unconsolidated affiliates	(2,525)	(85)	—	—	(2,610)
Other, net	—	(1,366)	(68)	—	(1,434)

	(45,830)	(2,266)	(420)	—	(48,516)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,908)	32,687	(2,074)	—	(22,295)
MINORITY INTEREST IN LOSSES	—	—	—	180	180
BENEFIT FOR INCOME TAXES	(7,513)	—	—	—	(7,513)

NET (LOSS) INCOME	$(45,395)	$32,687	$(2,074)	$180	$(14,602)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$38,223	$15,615	$1,544	$—	$55,382

Investing activities:
Purchases of property, plant and equipment	(1,724)	(17,009)	(1,273)	—	(20,006)
Acquisitions of businesses, net of cash acquired	—	(695)	—	—	(695)
Proceeds from disposal of property, plant and equipment	—	2,114	207	—	2,321

Net cash used in investing activities	(1,724)	(15,590)	(1,066)	—	(18,380)

Financing activities:
Repayments of short and long-term debt	(70)	(25)	—	—	(95)
Proceeds from swap agreement unwind	15,950	—	—	—	15,950
Issuances of stock, net of forfeitures	594	—	—	—	594
Deferred debt costs	(2,214)	—	—	—	(2,214)

Net cash provided by (used in) financing activities	14,260	(25)	—	—	14,235

Net increase in cash and cash equivalents	50,759	—	478	—	51,237
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$84,303	$—	$1,248	$—	$85,551

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(24,519)	$86,505	$1,214	$—	$63,200

Investing activities:
Purchases of property, plant and equipment	(1,687)	(20,177)	(678)	—	(22,542)
Acquisitions of businesses, net of cash acquired	—	(69,432)	(115)	—	(69,547)
Proceeds from disposal of property, plant and equipment	—	2,145	—	—	2,145
Investment in unconsolidated affiliates	—	(200)	—	—	(200)
Other, net	(819)	775	(186)	—	(230)

Net cash used in investing activities	(2,506)	(86,889)	(979)	—	(90,374)

Financing activities:
Proceeds from senior credit facility	38,000	—	—	—	38,000
Repayments of senior credit facility	(38,000)	—	—	—	(38,000)
Repayments of short and long-term debt	(6,645)	(48)	—	—	(6,693)
Proceeds from swap agreement unwind	6,163	—	—	—	6,163
Dividends paid	(833)	—	—	—	(833)
Issuances of stock, net of forfeitures	135	—	—	—	135
Deferred debt costs	(1,528)	—	—	—	(1,528)

Net cash used in financing activities	(2,708)	(48)	—	—	(2,756)

Net (decrease) increase in cash and cash equivalents	(29,733)	(432)	235	—	(29,930)
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$33,544	$—	$770	$—	$34,314

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$30,841	$25,977	$385	$—	$57,203

Investing activities:
Purchases of property, plant and equipment	(1,471)	(25,399)	(1,189)	—	(28,059)
Acquisitions of businesses, net of cash acquired	(34)	—	—	—	(34)
Proceeds from disposal of property, plant, and equipment	—	267	—	—	267
Other, net	74	49	313	—	436

Net cash used in investing activities	(1,431)	(25,083)	(876)	—	(27,390)

Financing activities:
Proceeds from note issuance	291,200	—	—	—	291,200
Proceeds from senior credit facility	18,000	—	—	—	18,000
Repayments of senior credit facility	(212,000)	—	—	—	(212,000)
Repayments of other short and long–term debt	(66,277)	(833)	—	—	(67,110)
Proceeds from swap agreement unwind	9,093	—	—	—	9,093
7.74% senior notes prepayment penalty	(3,565)	—	—	—	(3,565)
Dividends paid	(8,870)	—	—	—	(8,870)
Deferred debt costs	(1,052)	(165)	—	—	(1,217)

Net cash provided by (used in) financing activities	26,529	(998)	—	—	25,531

Net increase (decrease) in cash and cash equivalents	55,939	(104)	(491)	—	55,344
Cash and cash equivalents at beginning of period	7,338	536	1,026	—	8,900

Cash and cash equivalents at end of period	$63,277	$432	$535	$—	$64,244

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

14. Segment Information

The Company operates principally in three business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated and clay-coated paperboard and facilities that collect recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 5.6%, 6.6% and 7.3% of the Company’s sales for 2003, 2002 and 2001, respectively.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative and unallocated information systems expenses.

Identifiable assets are accumulated by facility within each business segment. Corporate assets consist primarily of cash and cash equivalents; deferred tax assets; property, plant and equipment; and investments in unconsolidated affiliates.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The following table presents certain business segment information as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Sales (aggregate):
Paperboard	$499,525	$471,780	$448,896
Tube, core, and composite container	384,572	297,564	265,985
Carton and custom packaging	291,151	321,386	325,743

Total	$1,175,248	$1,090,730	$1,040,624

Sales (intersegment):
Paperboard	$177,538	$148,763	$135,854
Tube, core, and composite container	4,428	4,347	3,921
Carton and custom packaging	1,062	841	593

Total	$183,028	$153,951	$140,368

Sales (external customers):
Paperboard	$321,987	$323,017	$313,042
Tube, core, and composite container	380,144	293,217	262,064
Carton and custom packaging	290,089	320,545	325,150

Total	$992,220	$936,779	$900,256

Income (loss) from operations:
Paperboard (A)	$20,013	$12,268	$31,365
Tube, core, and composite container (B)	8,688	11,383	7,016
Carton and custom packaging (C)	(12,758)	973	2,324

	15,943	24,624	40,705
Corporate expense	(22,144)	(18,557)	(14,484)

(Loss) income from operations	(6,201)	6,067	26,221
Interest expense	(43,905)	(38,115)	(41,153)
Interest income	1,026	1,652	986
Write-off of deferred debt costs	(1,812)	—	—
Loss on extinguishment of debt	—	—	(4,305)
Equity in income (loss) of unconsolidated affiliates	8,354	2,488	(2,610)
Other, net	208	130	(1,434)

Loss before income taxes and minority interest	(42,330)	(27,778)	(22,295)
Minority interest in losses	196	235	180
Benefit for income taxes	(15,099)	(9,623)	(7,513)

Net loss	$(27,035)	$(17,920)	$(14,602)

(A)	Results for 2003, 2002 and 2001 include charges to operations for restructuring and impairment costs of $7.2 million, $10.4 million and $4.4 million, respectively, related to closing and consolidating operations within the paperboard segment. Results for 2001 also include a $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill.
(B)	Results for 2003 include charges to operations for asset and impairment costs of $1.2 million related to the decline in value of land and buildings that were permanently closed in conjunction with the Company’s restructuring activities within the tube, core and composite container segment.
(C)	Results for 2003, 2002 and 2001 include charges to operations for restructuring and impairment costs of $6.7 million, $2.4 million and $2.6 million, respectively, related to closing and consolidating operation within the carton and custom packaging segment.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

	2003	2002	2001
Identifiable assets:
Paperboard	$376,444	$410,534	$400,035
Tube, core, and composite container	204,124	202,441	134,462
Carton and custom packaging	212,035	236,796	252,207
Corporate	167,942	140,562	174,277

Total	$960,545	$990,333	$960,981

Depreciation and amortization:
Paperboard	$16,079	$29,272	$35,916
Tube, core, and composite container	5,184	6,723	7,537
Carton and custom packaging	6,821	13,456	16,827
Corporate	2,907	4,795	4,060

Total	$30,991	$54,246	$64,340

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$10,621	$13,992	$15,334
Tube, core, and composite container	3,698	2,347	6,536
Carton and custom packaging	3,963	4,516	4,718
Corporate	1,724	1,687	1,471

Total	$20,006	$22,542	$28,059

15. Restructuring and Impairment Costs

2003 Restructuring Initiatives

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.4 million in connection with this closure. The $4.4 million charge included a $3.2 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $607 thousand accrual for other exit costs. During 2003, $670 thousand of the original accrual was paid for severance and other termination benefits, $604 thousand was paid for other exit costs and an accrual of $3 thousand remained at December 31, 2003 for other exit costs. As of December 31, 2003 there were no employees remaining at the mill. The Company is currently marketing the property for sale.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. As mentioned below, the Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which includes a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. During 2003, $937 thousand of the accrual had been paid for severance and other termination benefits and almost all the other exit costs had been paid leaving an accrual of $302 thousand for severance and other termination benefits and $8 thousand for other exit costs. Substantially all of the Ashland carton sales will be transferred to the Company’s other carton manufacturing facilities.

In December 2003, the Company recorded a $986 thousand asset impairment charge related to closing the Hendersonville tube and core facility located in Hendersonville, North Carolina and a $223 thousand asset impairment charge related to closing the Jacksonville tube and core facility located in Jacksonville, Florida. The facilities were acquired as a part of the Smurfit Industrial Packaging Division. The Company previously announced the closure of these facilities. These impairment charges represent the decline in estimated fair value of the real estate held for sale subsequent to the acquisition.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In December 2003, the Company recorded a $609 thousand asset impairment charge related to the closure of the Halifax Recycling plant located in Roanoke Rapids, North Carolina. This facility was closed along with the Halifax paperboard mill in December 2002, but there were no significant restructuring or impairment charges related to this closure until December 2003.

For restructuring activities initiated during 2003, the paperboard segment recorded $5.0 million of restructuring and impairment costs. The estimated total restructuring and impairment costs related to these initiatives is $5.1 million. The carton and custom packaging segment recorded $6.7 million of restructuring and impairment costs. The estimated total restructuring and impairment costs related to these initiatives is $7.6 million.

2002 Restructuring Initiatives

In June 2002, the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision, while the Camden mill overestimated the fixed asset write-off and recorded a credit of $500 thousand. During 2003, $197 thousand of other exit costs were paid at the Chicago paperboard mill and an additional $82 thousand was accrued for asset impairments at Camden.

In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the decision to permanently close and dismantle the mill based on the foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a 2002 pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million impairment charge and a $370 thousand accrual for other exit costs. During 2003, $322 thousand of the accrual was paid for other exit costs and an accrual of $47 thousand remained. In addition, $72 thousand was expensed and paid for severance and other termination benefits incurred and a reduction of expense of $581 thousand was recorded as a result of a revised estimate of impaired assets. As of December 31, 2003, there were no employees remaining at the mill. The remaining other exit costs are expected to be paid by June 30, 2004. The Company is currently marketing the property for sale.

In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included a $2.4 million impairment charge for assets and a $3.6 million accrual for other exit costs. A substantial portion of the other exit costs is related to a real estate lease for which no future economic benefit will be derived. During 2003, the Company recorded a pretax charge to operations of $2.2 million. The $2.2 million charge included a $914 thousand impairment charge for assets, a $113 thousand charge for severance and other termination benefits and a $1.1 million accrual for other exit costs. As of December 31, 2003 the $113 thousand accrual had been paid for severance and other termination benefits and $1.0 million had been paid for other exit costs leaving an accrual of $3.7 million related to other exit costs. The Carolina Converting, Inc. facility ceased operations in the first quarter of 2003. As of December 31, 2003, two employees remained to wind down the business, dismantle the machinery and equipment and clean the facility. The other exit costs will be paid through December 2006, the end of the real estate lease. The Company will complete the exit plan upon fulfilling its obligations under the real estate lease.

Also in December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included an impairment charge of $1.2 million for assets, a $494 thousand

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

accrual for severance and other termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs. During 2003, all costs were paid related to severance and other termination benefits and a $35 thousand remaining over accrual for other exit costs was reclassified to other exit costs related to the 2003 Ashland closure. As of December 31, 2003, there was no liability remaining related to the 2002 restructuring of the Ashland carton plant.

2001 Restructuring Initiatives

In January 2001, the Company initiated a plan to close its paperboard mill located in Chicago, Illinois and recorded a pretax charge to operations of approximately $4.4 million. The $4.4 million charge included a $2.2 million noncash asset impairment write-down of fixed assets to estimated net realizable value and a $1.2 million accrual for severance and termination benefits for 16 salaried and 59 hourly employees terminated in connection with this plan as well as a $989 thousand accrual for other exit costs. No employees remained at the mill at the end of the year. During 2003 and additional $477 thousand was accrued for other exit costs at the Chicago paperboard mill. The remaining other exit costs are expected to be paid by September 30, 2004. The Company has completed the exit plan with the exception of the sale of the property. The property is being actively marketed for sale at a price that is reasonable in relation to its fair value. The mill closure did not have a material impact on the Company’s operating performance.

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

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Asset Impairment	Severance and Other Termination Benefits	Other Exit Costs	Restructuring Liability	Total Restructuring and Impairment Charge
Liability balance, December 31, 2000		$178	$622	$800

2001 charges	$3,987	1,685	1,411	3,096	$7,083

Expenditures		(1,863)	(1,567)	(3,430)

Liability balance, December 31, 2001		—	466	466

2002 charges	$7,591	494	4,628	5,122	$12,713

Expenditures		—	(289)	(289)

Liability balance, December 31, 2002		494	4,805	5,299

2003 charges	$9,498	2,094	3,550	5,644	$15,142

Expenditures and adjustment		(2,286)	(4,125)	(6,411)

Liability balance, December 31, 2003		$302	$4,230	$4,532

16. Disclosures About Fair Value of Financial Instruments

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments where the carrying amount differs from the fair value. The carrying amount of cash and cash

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount(1)
9 7/8% senior subordinated notes	$306,731	$294,510
7 1/4% senior notes	28,420	26,068
7 3/8% senior notes	202,188	201,779

	$537,339	$522,357

(1)	The carrying amount excludes the $1.1 million adjustment for the fair value of the interest rate swap agreements discussed in Note 6.

17. Related Party

A director and former Chairman of the Board of Directors is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel which performed services for the company during the last three years. The amount of fees paid were $1.2 million, $1.1 million, and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company sold $18.4 million, $16.0 million and $14.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, to Standard Gypsum, a 50% owned joint venture. There was no account receivable due from Standard Gypsum as of December 31, 2003. Accounts receivable due from Standard Gypsum were $45 thousand as of December 31, 2002.

The Company sold $7.8 million, $3.2 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, to Premier Boxboard, a 50% owned joint venture. Accounts receivable due from Premier Boxboard were $750 thousand and $183 thousand as of December 31, 2003 and 2002, respectively. The Company purchased paperboard totaling $3.8 million, $3.0 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, from Premier Boxboard. Payables due to Premier Boxboard were $437 thousand and $176 thousand as of December 31, 2003 and 2002, respectively.

The Company performs certain treasury functions on behalf of Premier Boxboard. As a result, the Company had a receivable due from Premier Boxboard of $500 thousand as of December 31, 2003 and a payable due to Premier Boxboard of $4.7 million as of December 31, 2002.

18. Subsequent Events

On January 13, 2004, the Company announced the closure of the Cedartown paperboard mill located in Cedartown, Georgia. All of the paperboard produced at this facility had been consumed internally by the Company’s converting operations. The paperboard production will be transitioned to the Company’s other paperboard mills. This closure is not expected to have a significant impact on the Company’s operations and is expected to improve operating results and capacity utilization.

In March 2004, the Company unwound one of its two $50.0 million interest rate swap agreements related to the 9 7/8% senior subordinated notes and received approximately $400 thousand from the bank counter-party. The $400 thousand gain will be recorded as a component of debt and will be accreted to interest expense over the remaining life of the notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2003 and 2002 financial statements of Standard Gypsum LP, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $9,557,000 and $9,605,000 in Standard Gypsum’s net assets at December 31, 2003 and 2002, respectively and in $6,799,000 and $8,182,000 in that company’s net income for the years ended December 31, 2003 and 2002, respectively, are included in the accompanying consolidated financial statements. The financial statements of Standard Gypsum were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for costs associated with exit or disposal activities to conform to Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, which was adopted by the Company as of January 1, 2003.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 11, 2004

REPORT OF INDEPENDENT AUDITORS

The Partners

Standard Gypsum LP

We have audited the accompanying balance sheets of Standard Gypsum LP (“Standard”) as of January 3, 2004 and December 28, 2002, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of Standard’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Standard as of December 29, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 1, 2002 expressed an unqualified opinion on those financial statements before the reclassification adjustments described in Note 2.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Gypsum LP as of January 3, 2004 and December 28, 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Standard as of December 29, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the reclassification adjustments described in Note 2 that were applied to revise the 2001 financial statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Standard other than with respect to such reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Austin, Texas

February 6, 2004

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”). Included with the exhibits to this annual report are “certifications” of our Chief Executive Officer and Chief Financial Officer, that are required to be furnished by SEC rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The information discussed in this section of our annual report relates to the evaluations of disclosure controls and internal control over financial reporting referenced in these certifications and should be read in conjunction with these certifications.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will timely and accurately alert us to matters that we must disclose, or that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the reality of resource constraints; accordingly the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and possible omissions or misstatements due to fraud or error, if any, within our company have been detected. Among the inherent limitations in controls are the potential for erroneous judgments and decisions or simple errors or mistakes in the chain of recording, processing, summarizing or reporting information. Additionally, controls can be circumvented by the intentional acts of individuals or multiple persons acting in concert, or by management override. The design of any system of controls also is based in part on assumptions about the likelihood of future events, and we can give no assurance that our controls, as designed, will succeed in achieving their stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. In 2003, the Company undertook a process of implementing improvements to its policies and engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual internal controls certification that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls generally. Our efforts to implement improvements in these areas continue, and further improvements will be necessary, in order for our Company to comply with the upcoming internal controls certification requirement mandated by Section 404. See “Risk Factors—Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.”

Based on the evaluation discussed above, and subject to the disclosures and limitations noted above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls, are effective to provide reasonable assurance that management, including the Chief Executive Officer and Chief Financial Officer, is timely alerted to material information relating to Caraustar and its consolidated subsidiaries required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

Subject to the disclosures and limitations noted above, there has been no change in our internal control over financial reporting during the fourth quarter of our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Executive Officers.”

The Board of Directors has determined that two members of the Audit Committee, Daniel P. Casey and Robert J. Clanin, are “audit committee financial experts,” as that term is defined in SEC regulations. Specifically, the Board determined that both Mr. Casey, by virtue of his background and experience as the retired chief financial officer of Gaylord Container Corporation, and Mr. Clanin, by virtue of his background and experience as the retired chief financial officer of United Parcel Service, have the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•	experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising persons engaged in such activities;

•	an understanding of internal controls and procedures for financial reporting; and

•	an understanding of audit committee functions.

The Board of Directors has also determined that both Mr. Casey and Mr. Clanin are “independent directors” within the meaning of existing Nasdaq rules and new Nasdaq rules that will take effect as of the Company’s upcoming annual meeting.

The Company has a code of ethics that governs the conduct of the Company’s directors and all salaried employees, including the Chief Executive Officer, Chief Financial Officer and principal accounting officer. This code, which we call “Standards of Business Conduct,” is posted on our corporate website at www.caraustar.com, and we intend to post on our website any substantive changes to the code and any waivers granted under it to the specified officers. The Company also has a code of ethics, called “Standards of Business Conduct,” that governs the conduct of the Company’s hourly employees. The Standards of Business Conduct for hourly employees are similar to those for salaried employees, with modifications that we believe appropriately reflect the hourly employees’ different employment circumstances. These Standards are also posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption “Executive Compensation” in the Proxy Statement, except the item captioned “Compensation Committee Report,” is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Russell M. Robinson, II, a member of the Board of Directors and former Chairman of the Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 129,254 shares of the Company’s common stock as of March 4, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Approval of Independent Public Accountants” in the Proxy Statement is incorporated herein in response to this Item 14.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Documents filed as part of the Report

(1) The following financial statements of the Company and Report of Independent Public Accountants are included in Part II, Item 8 above.

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the required information is included elsewhere in the financial statements.

(3) Exhibits:

The Exhibits to this report on Form 10-K are listed in the accompanying Exhibit Index.

b. Reports on Form 8-K.

We furnished three current reports during the quarter ended December 31, 2003.

The first report, furnished on October 8, 2003, included excerpts from a management presentation.

The second report, furnished on November 4, 2003, included the contents of our press release announcing our financial results for the third quarter of 2003.

The third report, furnished on November 19, 2003, included excerpts from a management presentation.

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2001, 2002 and 2003

(In Thousands)

		Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
2001:	Allowances for doubtful accounts receivable, returns and discounts	$3,332	$9,091	$(8,173)	$4,250
2002:	Allowances for doubtful accounts receivable, returns and discounts	$4,250	$10,082	$(8,946)	$5,386
2003:	Allowances for doubtful accounts receivable, returns and discounts	$5,386	$11,038	$(11,122)	$5,302

*	Principally charges for which reserves were provided, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ RONALD J. DOMANICO
Ronald J. Domanico
Vice President and Chief Financial Officer

Date: March 12, 2004

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

/s/ RONALD J. DOMANICO
Ronald J. Domanico, Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM A. NIX, III
William A. Nix, III, Vice President, Treasurer and Controller (Principal Accounting Officer)

/s/ James E. Rogers
James E. Rogers, Chairman of the Board

/s/ DANIEL P. CASEY
Daniel P. Casey, Director

/s/ ROBERT J. CLANIN
Robert J. Clanin, Director

/s/ RALPH M. HOLT
Ralph M. Holt, Jr., Director

EXHIBIT INDEX

Exhibit No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.03*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.04*	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough (Incorporated by reference – Exhibit 10.26 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.05*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.06#*	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.30 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

Exhibit No.		Description

10.07*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.08*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.09*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to report on Form 10-K for the year ended December 31, 1993 [SEC File No. 0-20646])

10.10*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

10.11*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to current report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.12*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

10.13*		2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to definitive schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])

10.14	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.15	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.16		Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference – Exhibit 2 to current report on Form 8-K dated October 15, 2002)

10.17		First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference – Exhibit 10.25 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.18	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference – Exhibit 10.29 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.19	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).

10.20	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.21	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

Exhibit No.		Description

10.22*†	—	Insurance Security Option Plan

12.01†	—	Computation of Ratio of Earnings to Fixed Charges

21.01†	—	Subsidiaries of the Registrant

23.01†	—	Consent of Ernst & Young LLP

23.02†		Consent of Deloitte & Touche LLP

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.03	—	Entire contents of Items 2 and 7 of Form 8-K/A filed December 16, 2002 (financial statements and related information with respect to Smurfit Industrial Packaging Group (a business unit of Jefferson Smurfit Corporation (U.S.)). (Incorporated by reference — Form 8-K/A filed December 16, 2002 [SEC File No. 0-20646])

†	Filed herewith
*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals.