Form 10-Q
period 2004-03-31
CARAUSTAR INDUSTRIES INC
filed 2004-05-10
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, April 30, 2004.

Common Stock, $.10 par value	28,441,579
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,377	$85,551
Receivables, net of allowances	109,107	93,892
Inventories	86,106	87,608
Refundable income taxes	193	250
Current deferred tax asset	8,796	7,457
Other current assets	13,872	12,461

Total current assets	299,451	287,219

PROPERTY, PLANT AND EQUIPMENT:
Land	12,067	12,211
Buildings and improvements	140,247	141,022
Machinery and equipment	617,982	617,688
Furniture and fixtures	14,978	15,225

	785,274	786,146
Less accumulated depreciation	(378,663)	(375,374)

Property, plant and equipment, net	406,611	410,772

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,955	54,623
OTHER ASSETS	28,932	24,801

	$973,079	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$106	$106
Accounts payable	80,953	75,013
Accrued interest	20,198	8,832
Accrued compensation	11,333	9,800
Other accrued liabilities	31,904	31,307

Total current liabilities	144,494	125,058

SENIOR CREDIT FACILITY	—	—
OTHER LONG-TERM DEBT, less current maturities	529,438	531,001
DEFERRED INCOME TAXES	56,746	58,920
PENSION LIABILITY	21,141	18,632
DEFERRED COMPENSATION	1,561	1,522
OTHER LIABILITIES	4,180	5,031
MINORITY INTEREST	668	504
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,440,719 and 28,222,205 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	2,844	2,822
Additional paid-in capital	186,735	185,031
Unearned compensation	(1,825)	(1,865)
Retained earnings	45,758	52,531
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	(19,244)
Foreign currency translation	583	602

Total accumulated other comprehensive loss	(18,661)	(18,642)

Total Shareholders’ Equity	214,851	219,877

	$973,079	$960,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
SALES	$257,095	$252,902
COST OF SALES	216,651	206,346

Gross profit	40,444	46,556
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	39,497	43,594
RESTRUCTURING AND IMPAIRMENT COSTS	3,042	4,332

Loss from operations	(2,095)	(1,370)
OTHER (EXPENSE) INCOME:
Interest expense	(10,857)	(10,337)
Interest income	340	201
Equity in income of unconsolidated affiliates	2,682	20
Other, net	(31)	98

	(7,866)	(10,018)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(9,961)	(11,388)
MINORITY INTEREST IN INCOME	(164)	(5)
BENEFIT FOR INCOME TAXES	(3,352)	(4,265)

NET LOSS	$(6,773)	$(7,128)

OTHER COMPREHENSIVE (GAIN) LOSS:
Foreign currency translation adjustment	(19)	196

COMPREHENSIVE LOSS	$(6,792)	$(6,932)

BASIC
NET LOSS PER COMMON SHARE	$(0.24)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,391	27,911

DILUTED
NET LOSS PER COMMON SHARE	$(0.24)	$(0.26)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,391	27,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES:
Net loss	$(6,773)	$(7,128)
Depreciation and amortization	7,251	7,748
Disposal of property, plant and equipment, net	130	294
Restructuring costs	1,175	5,627
Other noncash adjustments	(3,258)	(2,628)
Equity in income of unconsolidated affiliates, net of distributions	(182)	480
Changes in operating assets and liabilities, net of acquisitions	2,132	11,702

Net cash provided by operating activities	475	16,095

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,379)	(6,290)
Acquisition of businesses, net of cash acquired	—	(707)
Proceeds from disposal of property, plant and equipment	1,351	134
Investment in unconsolidated affiliates	(150)	—

Net cash used in investing activities	(3,178)	(6,863)

FINANCING ACTIVITIES:
Repayments of short and long-term debt	(3,509)	—
Proceeds from swap agreement unwind	380	4,264
Issuances of stock, net of forfeitures	1,658	—
Deferred debt costs	—	(809)

Net cash (used in) provided by financing activities	(1,471)	3,455

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,174)	12,687
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,551	34,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,377	$47,001

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$—	$850

Income tax payments (refunds), net	$116	$(16,992)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year balances to conform with the 2004 presentation.

Note 2. New Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106”. SFAS No. 132 requires disclosures about defined benefit pension plans’ and other postretirement plans’ assets, obligations, cash flows and net cost. The Company adopted the annual disclosure provisions for the fiscal year ended December 31, 2003. The Company adopted the interim disclosure provisions effective with this filing as provided in Note 10.

Note 3. Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Interim pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

2003
Risk-free interest rate	3.54% — 4.22%
Expected dividend yield	0%
Expected option lives	8-10 years
Expected volatility	39%

The total fair value of the options granted during the year ended December 31, 2003 was computed to be approximately $1.0 million. As of March 31, 2004 no additional options had been granted. If the Company had accounted for these plans in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net loss and net loss per share for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(6,773)	$(7,128)
Stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(699)	(1,011)

Pro forma	(7,472)	(8,139)
Diluted loss per common share:
As reported	$(0.24)	$(0.26)
Pro forma	(0.26)	(0.29)

Note 4. Acquisition

In January 2003, the Company acquired its venture partner’s 50% interest in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $695 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of the tube, core and composite container segment. This acquisition was accounted for under the purchase method of accounting, applying the provisions of Statements of Financial Accounting Standards No. 141 “Business Conditions”. As a result, the Company recorded the assets and liabilities of the acquired company at its estimated fair value. The financial statements reflect the operating results of the acquired business for the periods after the date of acquisition.

Note 5. Inventory

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

Inventories at March 31, 2004 and December 31, 2003 were as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials and supplies	$38,599	$37,294
Finished goods and work in process	47,507	50,314

Total inventory	$86,106	$87,608

Note 6. Senior Credit Facility and Other Long-Term Debt

At March 31, 2004 and December 31, 2003, total long-term debt consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	285,000	285,000
7 3/8 % senior notes	189,750	193,250
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,886	9,895
Mark-to-market value of interest rate swap agreements	1,042	(1,145)
Realized interest rate swap gains (1)	14,866	15,107

Total debt	529,544	531,107
Less current maturities	(106)	(106)

Total long-term debt	$529,438	$531,001

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of March 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $40.5 million in letter of credit obligations were outstanding. Availability under the facility at March 31, 2004 was limited to $24.5 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of the Company’s business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at March 31, 2004.

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

For information regarding the Company’s former senior credit facility, which was in place during the first quarter of 2003 and was replaced June 24, 2003, see the Form 10-K for the year ended December 31, 2003.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. The 7 3/8% senior notes are unsecured obligations of the Company. The Company purchased an aggregate of $10.3 million of these notes in the open market, including $3.5 million purchased in February 2004.

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

In May 2003, the Company unwound the remaining $50.0 million of its interest rate swap agreement related to the 9 7/8% senior subordinated notes and received approximately $4.6 million from the bank counter-party. The $4.6 million gain, which was classified as a component of debt, will be accreted to interest expense over the life of the notes and will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

In July 2003, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which had payment and expiration dates that corresponded to the terms of the note obligations it covered, effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on six-month LIBOR plus a fixed margin.

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

In March 2004, the Company unwound the July 2003 $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received approximately $380 thousand from the bank counter-party. The $380 thousand gain, which is classified as a component of debt, will be accreted to interest expense over the remaining life of the notes and will partially offset the increase in interest expense.

In April 2004, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on six-month LIBOR plus a fixed margin.

Under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The March 31, 2004 estimated fair value of the swap was $1.0 million and is classified as a component of other long-term assets, with a corresponding adjustment to long-term debt in the accompanying balance sheet. The December 31, 2003 aggregate estimated liability related to the swaps was $1.1 million and is classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Sales (external customers):
Paperboard	$87,859	$83,903
Tube, core, and composite container	94,223	94,958
Carton and custom packaging	75,013	74,041

Total	$257,095	$252,902

Sales (intersegment):
Paperboard	$44,139	$44,363
Tube, core, and composite container	2,153	1,482
Carton and custom packaging	391	334

Total	$46,683	$46,179

Income (loss) from operations:
Paperboard (A)	$4,820	$1,880
Tube, core, and composite container	3,279	2,334
Carton and custom packaging (B)	(4,536)	(81)

	3,563	4,133
Corporate expense (C)	(5,658)	(5,503)

(Loss) income from operations	(2,095)	(1,370)
Interest expense	(10,857)	(10,337)
Interest income	340	201
Equity in income of unconsolidated affiliates	2,682	20
Other, net	(31)	98

Loss before minority interest and income taxes	$(9,961)	$(11,388)

(A)	First quarter 2004 and 2003 results include charges to operations of $1.3 million and $4.3 million respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the paperboard segment (See Note 9).
(B)	First quarter 2004 results include charges to operations of $924 thousand for restructuring and impairment costs related to closing and consolidating operations within the carton and custom packaging segment (See Note 9).
(C)	First quarter 2004 results include charges to operations of $800 thousand for centralizing the accounting and finance operations (See Note 9).

Note 8. Goodwill and Other Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company no longer amortizes goodwill but instead performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2003 and did not result in an impairment charge. There were no changes in goodwill during the three months ended March 31, 2004.

Intangible Assets

As of March 31, 2004 and December 31, 2003, the Company had an intangible asset of $7.7 million, net of $1.0 million of accumulated amortization, and $7.8 million, net of $858 thousand of accumulated amortization, respectively, which is classified with other assets. Amortization expense for the three months ended March 31, 2004 and 2003 was $142 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2004	$568
2005	568
2006	568
2007	568
2008	568

Five year total	$2,840

Note 9. Restructuring and Impairment Costs

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.3 million in connection with this closure. The $4.3 million charge included a $3.1 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $607 thousand accrual for other exit costs leaving no accrual as of March 31, 2004. At December 31, 2003, a $3 thousand liability remained for other exit costs. During the first quarter of 2004, all remaining other exit costs were paid and an additional $45 thousand for other exit costs were expensed and paid leaving no accrual as of March 31, 2004. As of March 31, 2004 the exit plan for Buffalo was complete except for the sale of the property which the Company is currently marketing.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. The Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which includes a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. At December 31, 2003 an accrual of $302 thousand for severance and other termination benefits remained and an accrual of $43 thousand remained for other exit costs. Substantially all of the Ashland carton sales were transferred to the Company’s other carton manufacturing facilities. During the first quarter of 2004, the Company recorded an additional $429 thousand impairment charge for assets and an additional $495 thousand for other exit costs. During the first quarter of 2004, the Company paid $142 thousand related to severance and other termination benefits and $495 thousand for other exit costs, leaving accruals of $160 thousand and $43 thousand for severance and other termination benefits and other exit costs, respectively.

In January 2004, the Company announced the permanent closure of the Cedartown paperboard mill located in Cedartown, Georgia. The Company recorded a charge of approximately $1.0 million in connection with this closure. The $1.0 million charge included a $500 thousand impairment charge for assets, a $188 thousand charge for severance and other termination benefits and a $339 thousand charge for other exit costs. During the first quarter of 2004 all of these costs were paid and no accrual remained. As of March 31, 2004, there was one employee remaining at the mill. Substantially all of Cedartown’s paperboard production was transferred to the Company’s other paperboard mills. As of March 31, 2004, the exit plan for Cedartown was complete except for the sale of the property which the Company is currently marketing.

In January 2004, the Company initiated a plan to centralize the accounting and finance operations to the Company’s headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and reduce costs. The Company recorded a charge of approximately $800 thousand in connection with this plan related to consulting fees and relocation expenses that were paid during the period leaving no accrual as of March 31, 2004. The Company expects to incur an additional $300 thousand in restructuring charges and to complete this centralization plan during the second quarter of 2004.

During 2001 and 2002, the Company initiated restructuring activities to consolidate its Carolina Converting Inc. operation with its Carolina Components operation, to close the Chicago paperboard mill, and to close the Halifax paperboard mill. At December 31, 2003, a $4.2 million accrual remained for other exit costs related to these activities. During the first quarter of 2004, the Company incurred an additional $246 thousand charge for impairment of assets related to these restructuring activities. The Company also paid $573 thousand in other exit costs, leaving an accrual of $3.6 million at March 31, 2004. All of these restructuring activities are substantially complete except for selling the real estate or fulfilling the Company’s obligation under a real estate lease.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2003 to March 31, 2004 (in thousands):

	Asset Impairment	Severance and Other Termination Benefits	Other Exit Costs	Restructuring Liability	Total Restructuring and Impairment Charge
Liability balance, December 31, 2003		$302	$4,230	$4,532
First quarter 2004 charges	$1,175	188	1,679	1,867	$3,042

Expenditures		(330)	(2,255)	(2,585)

Liability balance, March 31, 2004		$160	$3,654	$3,814

For restructuring plans initiated during 2003 and 2004, the paperboard segment recorded $1.1 million of restructuring and impairment costs during the first quarter of 2004. The paperboard segment has recorded $6.1 million cumulatively related to these plans and expects to record an additional $300 thousand in other exit costs to complete the plans. The carton and custom packaging segment recorded $924 thousand of restructuring and impairment costs during the first quarter of 2004. The carton and custom packaging segment has recorded $7.6 million cumulatively related to these plans and expects to record an additional $700 thousand in other exit costs to complete the plans.

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

During 1996, the Company adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at March 31, 2004.

Pension expense for the Pension Plan and the SERP includes the following components for the three months ended March 31, 2004 and 2003 (in thousands):

	March 31,
	2004	2003
Service cost of benefits earned	$1,512	$1,317
Interest cost on projected benefit obligation	1,493	1,400
Estimated return on plan assets	(1,674)	(3,399)
Net amortization and deferral	849	3,180

Net pension expense	$2,180	$2,498

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months ended March 31, 2004 and 2003 included the following components (in thousands):

	March 31,
	2004	2003
Service cost of benefits earned	$5	$20
Interest cost on accumulated postretirement benefit obligation	83	101
Amortization	70	(73)

Net periodic postretirement benefit cost	$158	$48

Note 11. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	Three Months Ended March 31,
	2004	2003
Calculation of Basic Loss Per Share:
Net loss	$(6,773)	$(7,128)
Weighted average number of common shares outstanding	28,391	27,911

Basic loss per share	$(0.24)	$(0.26)

Calculation of Diluted Loss Per Share:
Net loss	$(6,773)	$(7,128)
Weighted average number of shares outstanding	28,391	27,911

Diluted loss per share	$(0.24)	$(0.26)

Since the three months ended March 31, 2004 and 2003 were net losses, the impact of the dilutive effect of stock options, if any, were not added to the weighted average shares.

Note 12. Equity Interests in Unconsolidated Affiliate

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland Forest Products Corporation, which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company for the year ended December 31, 2003 and the three-month period ended March 31, 2004, Standard’s summarized income statement and balance sheet are presented below (in thousands):

	March 31, 2004	December 31, 2003
Current assets	$21,769	$15,834
Noncurrent assets	63,557	64,189
Current liabilities	8,169	7,394
Long-term debt	56,200	56,200
Long-term liabilities	1	7
Net assets	20,956	16,422

	Three Months Ended March 31,
	2004	2003
Sales	$33,001	$26,283
Gross profit	8,152	2,891
Income from operations	7,168	2,114
Net income	$6,930	$1,562

Note 13. Guarantor Condensed Consolidating Financial Statements

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of March 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,308	$157	$912	$—	$81,377
Intercompany funding	(7,203)	18,555	(11,352)	—	—
Receivables, net of allowances	—	103,474	5,633	—	109,107
Intercompany accounts receivable	—	158	142	(300)	—
Inventories	—	82,826	3,280	—	86,106
Refundable income taxes	193	—	—	—	193
Current deferred tax asset	8,796	—	—	—	8,796
Other current assets	5,800	7,673	399	—	13,872

Total current assets	87,894	212,843	(986)	(300)	299,451

PROPERTY, PLANT AND EQUIPMENT	12,213	751,522	21,539	—	785,274
Less accumulated depreciation	(8,022)	(361,413)	(9,228)	—	(378,663)

Property, plant and equipment, net	4,191	390,109	12,311	—	406,611

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,669	—	(704,534)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,955	—	—	—	54,955

OTHER ASSETS	19,254	9,446	232	—	28,932

	$739,159	$923,695	$15,059	$(704,834)	$973,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$75	$31	$—	$—	$106
Accounts payable	13,407	64,459	3,087	—	80,953
Intercompany accounts payable	—	142	158	(300)	—
Accrued interest	19,994	204	—	—	20,198
Accrued compensation	555	10,520	258	—	11,333
Other accrued liabilities	7,216	23,366	1,322	—	31,904

Total current liabilities	41,247	98,722	4,825	(300)	144,494

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	521,193	8,245	—	—	529,438

DEFERRED INCOME TAXES	43,053	12,242	1,451	—	56,746

PENSION LIABILITY	21,141	—	—	—	21,141

DEFERRED COMPENSATION	1,508	53	—	—	1,561

OTHER LIABILITIES	51	3,929	200	—	4,180

MINORITY INTEREST	—	—	—	668	668

SHAREHOLDERS’ EQUITY:
Common stock	2,730	772	523	(1,181)	2,844
Additional paid-in capital	191,887	671,229	9,167	(685,548)	186,735
Unearned compensation	(1,825)	—	—	—	(1,825)
Retained (deficit) earnings	(62,582)	128,503	(1,690)	(18,473)	45,758
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	—	—	—	(19,244)
Foreign currency translation	—	—	583	—	583

Total accumulated other comprehensive (loss) income	(19,244)	—	583	—	(18,661)

Total Shareholders’ equity	110,966	800,504	8,583	(705,202)	214,851

	$739,159	$923,695	$15,059	$(704,834)	$973,079

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,303	$—	$1,248	$—	$85,551
Intercompany funding	1,628	9,149	(10,777)	—	—
Receivables, net of allowances	—	88,937	4,955	—	93,892
Intercompany accounts receivable	—	77	212	(289)	—
Inventories	—	83,941	3,667	—	87,608
Refundable income taxes	250	—	—	—	250
Current deferred tax asset	7,457	—	—	—	7,457
Other current assets	3,942	8,034	485	—	12,461

Total current assets	97,580	190,138	(210)	(289)	287,219

PROPERTY, PLANT AND EQUIPMENT	12,101	752,601	21,444	—	786,146
Less accumulated depreciation	(7,601)	(358,851)	(8,922)	—	(375,374)

Property plant, and equipment, net	4,500	393,750	12,522	—	410,772

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,162	—	(704,027)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,623	—	—	—	54,623

OTHER ASSETS	14,429	10,332	40	—	24,801

	$743,997	$905,010	$15,854	$(704,316)	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$75	$31	$—	$—	$106
Accounts payable	15,820	54,890	4,303	—	75,013
Intercompany accounts payable	—	212	77	(289)	—
Accrued interest	8,758	74	—	—	8,832
Accrued compensation	738	8,870	192	—	9,800
Other accrued liabilities	10,551	19,756	1,000	—	31,307

Total current liabilities	35,942	83,833	5,572	(289)	125,058

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	522,747	8,254	—	—	531,001

DEFERRED INCOME TAXES	45,229	12,242	1,449	—	58,920

PENSION LIABILITY	18,632	—	—	—	18,632

DEFERRED COMPENSATION	1,469	53	—	—	1,522

OTHER LIABILITIES	1,222	3,809	—	—	5,031

MINORITY INTEREST	—	—	—	504	504

SHAREHOLDERS’ EQUITY:
Common stock	2,708	772	523	(1,181)	2,822
Additional paid-in capital	189,676	671,229	9,167	(685,041)	185,031
Unearned compensation	(1,865)	—	—	—	(1,865)
Retained (deficit) earnings	(52,519)	124,818	(1,459)	(18,309)	52,531
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	—	—	—	(19,244)
Foreign currency translation	—	—	602	—	602

Total accumulated other comprehensive (loss) income	(19,244)	—	602	—	(18,642)

Total shareholders’ equity	118,756	796,819	8,833	(704,531)	219,877

	$743,997	$905,010	$15,854	$(704,316)	$960,545

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$313,790	$9,568	$(66,263)	$257,095
COST OF SALES	—	274,526	8,388	(66,263)	216,651

Gross profit	—	39,264	1,180	—	40,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,915	33,307	1,275	—	39,497
RESTRUCTURING AND IMPAIRMENT COSTS	800	2,242	—	—	3,042

(Loss) income from operations	(5,715)	3,715	(95)	—	(2,095)
OTHER (EXPENSE) INCOME:
Interest expense	(10,776)	(81)	(101)	101	(10,857)
Interest income	441	—	—	(101)	340
Equity in income of unconsolidated affiliates	2,682	—	—	—	2,682
Other, net	(47)	51	(35)	—	(31)

	(7,700)	(30)	(136)	—	(7,866)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(13,415)	3,685	(231)	—	(9,961)
MINORITY INTEREST IN INCOME	—	—	—	(164)	(164)
BENEFIT FOR INCOME TAXES	(3,352)	—	—	—	(3,352)

NET (LOSS) INCOME	$(10,063)	$3,685	$(231)	$(164)	$(6,773)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$298,236	$9,255	$(54,589)	$252,902
COST OF SALES	—	253,517	7,418	(54,589)	206,346

Gross profit	—	44,719	1,837	—	46,556
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	5,637	36,061	1,896	—	43,594
RESTRUCTURING AND IMPAIRMENT COSTS	—	4,332	—	—	4,332

(Loss) income from operations	(5,637)	4,326	(59)	—	(1,370)
OTHER (EXPENSE) INCOME:
Interest expense	(10,257)	(76)	(104)	100	(10,337)
Interest income	301	—	—	(100)	201
Equity in income of unconsolidated affiliates	20	—	—	—	20
Other, net	—	51	47	—	98

	(9,936)	(25)	(57)	—	(10,018)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(15,573)	4,301	(116)	—	(11,388)
MINORITY INTEREST IN INCOME	—	—	—	(5)	(5)
BENEFIT FOR INCOME TAXES	(4,265)	—	—	—	(4,265)

NET (LOSS) INCOME	$(11,308)	$4,301	$(116)	$(5)	$(7,128)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,270)	$2,920	$(175)	$—	$475

Investing activities:
Purchases of property, plant and equipment	(113)	(4,105)	(161)	—	(4,379)
Investment in unconsolidated affiliates	(150)	—	—	—	(150)
Proceeds from disposal of property, plant and equipment	—	1,351	—	—	1,351

Net cash used in investing activities	(263)	(2,754)	(161)	—	(3,178)

Financing activities:
Repayments of short and long-term debt	(3,500)	(9)	—	—	(3,509)
Proceeds from swap agreement unwind	380	—	—	—	380
Issuances of stock, net of forfeitures	1,658	—	—	—	1,658

Net cash used in financing activities	(1,462)	(9)	—	—	(1,471)

Net (decrease) increase in cash and cash equivalents	(3,995)	157	(336)	—	(4,174)
Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$80,308	$157	$912	$—	$81,377

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,870	$6,248	$(23)	$—	$16,095

Investing activities:
Purchases of property, plant and equipment	(277)	(5,675)	(338)	—	(6,290)
Acquisitions of businesses, net of cash acquired	—	(707)	—	—	(707)
Proceeds from disposal of property, plant and equipment	—	134	—	—	134

Net cash used in investing activities	(277)	(6,248)	(338)	—	(6,863)

Financing activities:
Proceeds from swap agreement unwind	4,264	—	—	—	4,264
Deferred debt costs	(809)	—	—	—	(809)

Net cash provided by financing activities	3,455	—	—	—	3,455

Net increase (decrease) in cash and cash equivalents	13,048	—	(361)	—	12,687
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$46,592	$—	$409	$—	$47,001

Note 14. Commitments and Contingencies

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 42.0% in the first three months of 2004. The remaining 58.0% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. During the past five years, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased $26 per ton or 33% from 1999 to 2000, and decreased $39 per ton or 38% from 2000 to 2001 and then increased again $20 per ton or 31% from 2001 to 2002. Recovered fiber cost per ton averaged $88 during 2003 and $100 during the first three months of 2004.

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

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our converting machinery. In 2003 energy costs averaged $61 per ton. During the first three months of 2004, energy costs were $59 per ton compared with $66 per ton in the first three months of 2003, a 10.6% decrease. The decrease was due primarily to a decrease in natural gas costs and an increased usage of lower cost energy sources, primarily coal. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

We are a holding company that currently operates our business through 26 subsidiaries as of March 31, 2004. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have an additional joint venture with an unrelated entity in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our annual report on Form 10-K for the year ended December 31, 2003. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the three-month period ended March 31, 2004.

Three Months Ended March 31, 2004 and 2003

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

	Three Months Ended March 31,		Change	%Change
	2004	2003
Production source of paperboard tons sold (in thousands):
From paperboard mill production	245.9	256.1	(10.2)	(4.0)%
Outside purchases	35.7	28.7	7.0	24.4%

Total paperboard tonnage	281.6	284.8	(3.2)	(1.1)%

Tons sold by market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	60.4	62.3	(1.9)	(3.0)%
Outside purchases	10.7	5.6	5.1	91.1%

Tube, core and composite container converted products	71.1	67.9	3.2	4.7%
Unconverted paperboard	13.4	12.4	1.0	8.1%

Tube, core and composite container volume	84.5	80.3	4.2	5.2%
Folding carton volume
Paperboard (internal)	24.7	25.9	(1.2)	(4.6)%
Outside purchases	22.9	18.3	4.6	25.1%

Folding carton converted products	47.6	44.2	3.4	7.7%
Unconverted paperboard	61.6	75.4	(13.8)	(18.3)%

Folding carton volume	109.2	119.6	(10.4)	(8.7)%
Gypsum wallboard facing paper volume
Unconverted paperboard	25.7	29.3	(3.6)	(12.3)%
Other specialty products volume
Paperboard (internal)	18.3	16.2	2.1	13.0%
Outside purchases	2.1	4.8	(2.7)	(56.3)%

Other specialty converted products	20.4	21.0	(0.6)	(2.9)%
Unconverted paperboard	41.8	34.6	7.2	20.8%

Other specialty products volume	62.2	55.6	6.6	11.9%

Total paperboard tonnage	281.6	284.8	(3.2)	(1.1)%

Gross paper margins ($/ton):
Paperboard mill:
Average net selling price	$417	$412	$5	1.2%
Average recovered fiber cost	100	82	18	22.0%

Paperboard mill gross paper margin	$317	$330	$(13)	(3.9)%

Tube and core:
Average net selling price	$821	$807	$14	1.7%
Average paperboard cost	468	464	4	0.9%

Tube and core gross paper margin	$353	$343	$10	2.9%

Paperboard tonnage. Total paperboard tonnage for the first quarter of 2004 decreased 1.1% to 281.6 thousand tons from 284.8 in the first quarter of 2003. Likewise, tons sold from paperboard mill production decreased 4.0% in the first quarter of 2004 compared to the same period last year. Total tonnage converted increased 4.6% during the first quarter of 2004.

The decreases in paperboard tonnage during first quarter 2004 were primarily related to:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily driven by the idling of one of two coated recycled paperboard machines of our Rittman, Ohio facility combined with weak demand in our coated paperboard mill system.

•	A decrease in sales of unconverted paperboard to the gypsum wallboard facing paper end-use market. This decrease was primarily due to the transfer of volume from our Buffalo paperboard mill, which was closed in March 2003, to our 50% owned, unconsolidated, Premier Boxboard joint venture. Including the volume from Premier Boxboard, gypsum volume increased 17.6% to 52.2 thousand tons in the first quarter of 2004 compared with 44.4 thousand tons for the same period in 2003.

These decreases were partially offset by:

•	An increase in sales of unconverted paperboard to the other specialty end-use market.

•	An increase in internal conversion by our folding carton and tube and core operations.

Sales. Our consolidated sales for the three months ended March 31, 2004 increased 1.7% to $257.1 million from $252.9 million in the same period of 2003. The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2004	2003
Paperboard	$87,859	$83,903	$3,956	4.7%
Tube, core and composite container	94,223	94,958	(735)	(0.8)%
Carton and custom packaging	75,013	74,041	972	1.3%

Total	$257,095	$252,902	$4,193	1.7%

Paperboard Segment

Sales for the paperboard segment increased primarily due to higher sales from our recovered fiber and converting operations and higher selling prices for paperboard. These increases were partially offset by lower paperboard volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased primarily due to lower sales in the plastics operations, partially offset by higher selling prices in the tube and core operations.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to an increase in contract packaging sales and higher carton volume, partially offset by lower selling prices.

Gross Profit Margin. Gross profit margin for the first quarter of 2004 decreased to 15.7% of sales from 18.4% in 2003. This margin decrease was due primarily to the following:

•	Lower gross paper margins in the paperboard segment.

•	Lower margins in the carton and custom packaging segment.

•	A $2.1 million reserve for inventory related to the potential bankruptcy of a specific customer.

These factors were partially offset by lower energy costs in the paperboard segment and higher margins in the tube, core and composite container segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $39.5 million in the first quarter of 2004, a decrease of 9.4% from the first quarter of 2003. The decrease in selling, general and administrative expenses was the result of the following:

•	Reductions through saving initiatives, including closed and consolidated facilities.

•	Severance costs associated with idling one of two coated recycled paperboard machines at our Rittman, Ohio facility during the first quarter of 2003.

These factors were partially offset by:

•	A $1.3 million reserve for of uncollectible accounts receivable related to the potential bankruptcy of a specific customer.

Restructuring and Impairment Costs. In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located in Lockport, New York. We recorded a charge of approximately $4.3 million in connection with this closure. The majority of the Buffalo mill’s sales were transferred to our other paperboard mill’s and our Premier Boxboard joint venture.

In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. We recorded a charge of $6.7 million in connection with this closure. We restructured this facility in 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful so the facility was permanently closed. Substantially all of Ashland’s carton sales were transferred to our other carton manufacturing facilities. During the first quarter of 2004, we recorded an additional $429 thousand charge for impairment of assets and $495 thousand for other exit costs related to this restructuring activity.

In January 2004, we announced the permanent closure of our Cedartown Paperboard mill located in Cedartown, Georgia. We recorded a charge of approximately $1.0 million in connection with this closure including a $500 thousand impairment charge for assets. All of the paperboard produced at this facility had been consumed internally by our converting operations. The paperboard production was transitioned to our other paperboard mills. This closure is not expected to have a significant impact on our operations and is expected to improve operating results and capacity utilization.

In January 2004, we initiated a plan to centralize the accounting and finance operations to our headquarters located in Austell, Georgia. This action was initiated to enhance the control environment and reduce costs. We recorded a charge of approximately $800 thousand in connection with this plan. This plan is expected to be completed by the second quarter of 2004.

During 2001 and 2002, we initiated restructuring activities to consolidate our Carolina Converting Inc. operation with our Carolina Components operation, to close the Chicago paperboard mill, and to close the Halifax paperboard mill. During the first quarter of 2004, we incurred an additional $246 thousand charge for impairment of assets related to these restructuring activities. All of these restructuring activities are substantially complete except for selling the real estate or fulfilling our obligation under a real estate lease.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (loss) from operations. Loss from operations for the first quarter of 2004 was $2.1 million, an increase of $725 thousand over the operating loss of $1.4 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2004	2003
Paperboard	$4,820	$1,880	$2,940	156.4%
Tube, core and composite container	3,279	2,334	945	40.5%
Carton and custom packaging	(4,536)	(81)	(4,455)	5,500%
Corporate expense	(5,658)	(5,503)	(155)	2.8%

Total	$(2,095)	$(1,370)	$(725)	52.9%

Paperboard Segment

The increase in income from operations was a result of the following:

•	Lower restructuring costs.

•	Savings from closing and consolidating operations.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility during the first quarter of 2003.

•	Lower energy costs.

These factors were partially offset by:

•	Lower gross paper margins.

•	Lower paperboard volume.

Tube, Core and Composite Container Segment

The increase in income from operations is the result of savings generated by consolidating operations and higher margins in the tube and core operations.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	A $3.4 million reserve for inventory and accounts receivable related to the potential bankruptcy of a specific customer.

•	Restructuring and impairment costs.

•	Higher paperboard costs.

•	Lower sales volume.

These factors were partially offset by lower selling, general and administrative expenses.

Other Income (Expense). Interest expense increased 5.0 % to $10.9 million for the first quarter of 2004 from $10.3 million in the same period of 2003. This increase was due to the unwinding of fixed to floating interest rate swaps. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $2.7 million in the first quarter of 2004, an improvement of $2.7 million over equity in income from unconsolidated affiliated of $20 thousand in the first quarter of 2003. This increase was primarily due to a significant improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume. Premier Boxboard’s results improved slightly in 2004 compared to 2003, primarily due to increased volume and higher selling prices.

Benefit for income taxes. The effective rate of income tax benefit for the three months ended March 31, 2004 was 33.7% compared to 37.5% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax provision for the three months ended March 31, 2004 included tax expense relating to an estimated future impairment of state net operating losses.

Net Loss. Due to the factors discussed above, net loss for the first quarter of 2004 was $6.8 million, or $0.24 net loss per common share, compared to net loss of $7.1 million, or $0.26 net loss per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. In the first quarter of 2004, we generated $475 thousand in cash from operations, which is $15.6 million lower than the first quarter of 2003. See “—Cash from Operations” below. Although the timing or certainty of the following events cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills and internal cost reduction initiatives. We believe that our cash on hand at March 31, 2004 of $81.4 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ended December 31, 2004 and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	Continued contraction in domestic demand for recycled paperboard and related packaging products that our industry experienced in 2000, 2001 and 2002.

•	Substitution of paperboard packaging products by alternative products such as flexible packaging and plastics.

•	Continued export of domestic manufacturing operations.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, the occurrence, continuation or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain such funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and some of which are out of our control. Availability of additional funds could also be materially adversely affected by our substantial existing indebtedness. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2003.

The availability of liquidity from borrowings under our senior credit facility is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2003 and the first quarter of 2004. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe it is likely that we will be in compliance with our covenants under the senior credit agreement for the balance of 2004 and the foreseeable future.

Borrowings. At March 31, 2004 and December 31, 2003, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	March 31, 2004	December 31, 2003
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	285,000
7 3/8% senior notes	189,750	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,886	9,895
Mark-to-market value of interest swap agreements	1,042	(1,145)
Realized interest rate swap gains (1)	14,866	15,107

Total debt	$529,544	$531,107

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of March 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $40.5 million in letter of credit obligations were outstanding. Availability under the facility at March 31, 2004 was limited to $24.5 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at March 31, 2004. Based on levels of accounts receivable and inventory and liquidity at March 31, 2004 and expectations for the remainder of 2004, we do not expect to be required to measure the fixed charge ratio covenant in 2004.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our Company.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47%, are unsecured obligations of our Company and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. We purchased an aggregate of $10.3 million in principal amount of our outstanding 7 3/8% senior notes in the open market, including $3.5 million purchased in February 2004. These purchases lowered our interest expense by approximately $700 thousand annually.

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

In May 2003, we unwound the remaining $50.0 million of our $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. We will accrete the $4.6 million gain into interest expense over the life of the notes, and it will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

In July 2003, we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which had payment and expiration dates that corresponded to the terms of the note obligations it covered, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on the six–month LIBOR plus a fixed margin.

In December 2003, we entered into a second interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on the six–month LIBOR plus a fixed margin.

In March 2004, we unwound our July 2003 $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received approximately $380 thousand from the bank counter-party. The $380 thousand gain, which is classified as a component of debt, will be accreted to interest expense over the remaining life of the notes and will partially offset the increase in interest expense.

In April 2004, we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates are based on six-month LIBOR plus a fixed margin.

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

Since December 31, 2003, there has been no material change in our obligations with respect to the letter of credit obligations of these joint ventures, or in the additional contingencies related to buy-sell agreements for our interests in the joint ventures. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cash from Operations. Cash generated from operations was $475 thousand for the three-month period ended March 31, 2004, compared with $16.1 million for the same period of 2003. The decrease in 2004 compared to the same period in 2003 was due primarily to a federal tax refund of $17.2 million received in the first quarter of 2003 combined with lower operating results, partially offset by a reduction in working capital.

Capital Expenditures. Capital expenditures were $4.4 million for the first quarter of 2004 versus $6.3 million in the first quarter of 2003. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2004. To conserve cash, we intend to limit capital expenditures for 2004 to cost reduction, productivity improvement and replacement projects.

Acquisitions. In January 2003, we acquired our venture partner’s 50% interest in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $695 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of the tube, core and composite container segment

Inflation

Raw material and energy cost changes have had, and continue to have, a significant effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

New Accounting Pronouncements

See “Item 1 — Notes to the Condensed Consolidated Financial Statements” regarding new accounting pronouncements.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant developments with respect to our contractual obligations since December 31, 2003.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, operating results or financial condition. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses (including specifically the acquired Smurfit-Stone industrial packaging operations), our ability to service our substantial indebtedness and unforeseen difficulties with the consolidation and relocation of our accounting and control operations and the integration of our IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements and are not responsible for any changes made to this 10-Q by wire or Internet services.

Risk Factors

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant developments with respect to our risk factors since December 31, 2003.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

PART I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant developments with respect to our exposure to interest rate market risk. See Note 6 to the condensed consolidated financial statements for additional information about our interest rate swap agreements and transactions since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”). Included with the exhibits to this quarterly report are “certifications” of our Chief Executive Officer and Chief Financial Officer that are required to be furnished by SEC rules adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The information discussed in this section of our quarterly report relates to the evaluations of disclosure controls and internal control over financial reporting referenced in these certifications and should be read in conjunction with these certifications.

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

In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. In 2003, the Company undertook a process of implementing improvements to its policies and engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual certification regarding internal control over financial reporting that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls generally. In 2003, Deloitte & Touche did not identify any “reportable conditions” in connection with the audit of the Company’s financial statements. Our efforts to implement improvements in these areas continue, and further improvements will be necessary, in order for our Company to comply with the upcoming internal controls certification requirement mandated by Section 404. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance,” for more information regarding these matters.

Based on the evaluation of our disclosure controls discussed above, and subject to the disclosures and limitations noted above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls, are effective to provide reasonable assurance that management, including the Chief Executive Officer and Chief Financial Officer, is timely alerted to material information relating to Caraustar and its consolidated subsidiaries required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

Subject to the disclosures and limitations noted above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2004.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2004	260	$14.07	—	—
February 1 – February 29, 2004	574	$13.99	—	—
March 1 – March 31, 2004	311	$11.58	—	—

Total	1,145	$13.21	—	—

(1)	These shares were surrendered by employees to satisfy the employees’ minimum tax withholding obligations in connection with the vesting of restricted common stock issued by the Company. The Company does not consider the purchase of shares from employees in this context to be pursuant to a publicly announced plan or program. The table excludes shares withheld from employees in “cashless exercises” to satisfy minimum tax withholding requirements and to pay the exercise price of options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

b)	Reports on Form 8-K

We furnished three current reports on Form 8-K during the quarter ended March 31, 2004. The first report, furnished on February 10, 2004, attached excerpts from a management presentation.

The second report, furnished on February 10, 2004, attached our press release announcing our financial results for the year ended December 31, 2003.

The third report, an amended report on Form 8K/A, furnished on March 23, 2004, attached revised excerpts from a management presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Vice President and Chief Financial Officer

Date: May 10, 2004

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