Form 10-Q
period 2004-06-30
CARAUSTAR INDUSTRIES INC
filed 2004-08-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 6, 2004.

Common Stock, $.10 par value	28,476,223
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,253	$85,551
Receivables, net of allowances	110,066	93,892
Inventories	87,770	87,608
Refundable income taxes	192	250
Current deferred tax asset	8,938	7,457
Other current assets	14,364	12,461

Total current assets	297,583	287,219

PROPERTY, PLANT AND EQUIPMENT:
Land	12,077	12,211
Buildings and improvements	140,448	141,022
Machinery and equipment	619,890	617,688
Furniture and fixtures	14,837	15,225

	787,252	786,146
Less accumulated depreciation	(384,243)	(375,374)

Property, plant and equipment, net	403,009	410,772

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	58,778	54,623
OTHER ASSETS	26,900	24,801

	$969,400	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$75	$106
Accounts payable	82,015	75,013
Accrued interest	8,863	8,832
Accrued compensation	12,746	9,800
Other accrued liabilities	34,383	31,307

Total current liabilities	138,082	125,058

SENIOR CREDIT FACILITY	—	—
OTHER LONG-TERM DEBT, less current maturities	525,147	531,001
DEFERRED INCOME TAXES	57,129	58,920
PENSION LIABILITY	23,241	18,632
DEFERRED COMPENSATION	1,600	1,522
OTHER LIABILITIES	6,961	5,031
MINORITY INTEREST	617	504
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,471,517 and 28,222,205 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2,847	2,822
Additional paid-in capital	186,960	185,031
Unearned compensation	(1,742)	(1,865)
Retained earnings	47,501	52,531
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	(19,244)
Foreign currency translation	301	602

Total accumulated other comprehensive loss	(18,943)	(18,642)

Total Shareholders’ Equity	216,623	219,877

	$969,400	$960,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
SALES	$268,471	$246,843	$525,566	$499,745
COST OF SALES	225,742	208,697	446,541	419,546

Gross profit	42,729	38,146	79,025	80,199
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,818	40,612	69,167	79,703
RESTRUCTURING AND IMPAIRMENT COSTS	1,631	1,835	4,673	6,167

Income (loss) from operations	7,280	(4,301)	5,185	(5,671)
OTHER (EXPENSE) INCOME:
Interest expense	(10,746)	(11,244)	(21,603)	(21,581)
Interest income	349	235	689	436
Write-off of deferred debt costs	—	(1,812)	—	(1,812)
Equity in income of unconsolidated affiliates	6,382	1,444	9,064	1,464
Other, net	(288)	253	(319)	351

	(4,303)	(11,124)	(12,169)	(21,142)

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	2,977	(15,425)	(6,984)	(26,813)
MINORITY INTEREST IN LOSSES (INCOME)	51	(58)	(113)	(63)
(PROVISION) BENEFIT FOR INCOME TAXES	(1,285)	5,648	2,067	9,913

NET INCOME (LOSS)	$1,743	$(9,835)	$(5,030)	$(16,963)

OTHER COMPREHENSIVE (LOSS) GAIN:
Foreign currency translation adjustment	(282)	527	(301)	723

COMPREHENSIVE INCOME (LOSS)	$1,461	$(9,308)	$(5,331)	$(16,240)

BASIC
NET INCOME (LOSS) PER COMMON SHARE	$0.06	$(0.35)	$(0.18)	$(0.61)

Weighted average number of shares outstanding	28,450	27,911	28,421	27,911

DILUTED
NET INCOME (LOSS) PER COMMON SHARE	$0.06	$(0.35)	$(0.18)	$(0.61)

Weighted average number of shares outstanding	28,492	27,911	28,421	27,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(5,030)	$(16,963)
Depreciation and amortization	14,265	14,924
Write-off of deferred debt costs	—	1,812
Disposal of property, plant and equipment, net	860	687
Restructuring costs	1,175	5,670
Other noncash adjustments	(2,967)	(8,337)
Equity in income of unconsolidated affiliates, net of distributions	(4,064)	686
Changes in operating assets and liabilities, net of acquisitions	(5,255)	18,454

Net cash (used in) provided by operating activities	(1,016)	16,933

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,892)	(10,839)
Acquisition of businesses, net of cash acquired	—	(707)
Proceeds from disposal of property, plant and equipment	2,011	175
Investment in unconsolidated affiliates	(150)	—

Net cash used in investing activities	(7,031)	(11,371)

FINANCING ACTIVITIES:
Repayments of short and long-term debt	(3,517)	(8)
Proceeds from swap agreement unwinds	380	15,950
Issuances of stock, net of forfeitures	1,886	—
Deferred debt costs	—	(2,003)

Net cash (used in) provided by financing activities	(1,251)	13,939

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,298)	19,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,551	34,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,253	$53,815

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$22,154	$19,978

Income tax payments (refunds), net	$1,136	$(17,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain notes and other information have been condensed or omitted from the interim financial statements; therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The Company reclassified certain packaging costs from selling, general and administrative expenses to cost of sales for both the three and six-month periods ended June 30, 2004 and 2003. For the three months ended June 30, 2004 and 2003, the Company reclassified $4.4 million and $4.6 million, respectively. For the six months ended June 30, 2004 and 2003, the Company reclassified $8.5 million and $9.1 million, respectively. Certain reclassifications have been made to prior year balances to conform with the 2004 presentation.

Note 2. New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP No. 106-2 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to account for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the third quarter of 2004. The amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effect of the Act. The Act is expected to reduce the Company’s post-retirement benefit obligations, but the effect is not expected to be material.

Note 3. Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Interim pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

2003
Risk-free interest rate	3.54% — 4.22%
Expected dividend yield	0%
Expected option lives	8-10 years
Expected volatility	39%

The total fair value of the options granted during the year ended December 31, 2003 was computed to be approximately $1.0 million. One thousand options with an approximate value of $4 thousand were granted during the six-month period ended June 30, 2004. If the Company had accounted for these plans in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net income (loss) and net income (loss) per share for the three and six-month periods ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,743	$(9,835)	$(5,030)	$(16,963)
Stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(137)	(165)	(837)	(1,176)

Pro forma	$1,606	$(10,000)	$(5,867)	$(18,139)

Diluted income (loss) per common share:
As reported	$0.06	$(0.35)	$(0.18)	$(0.61)
Pro forma	0.06	(0.36)	(0.21)	(0.65)

As of June 30, 2004, the Company had unamortized compensation expense related to restricted common shares of $1.7 million. These shares were issued to key employees under the Company’s 2003 Long-Term Equity Incentive Plan. Based on the provisions of the plan, if the closing stock price is equal to or above $13 per share for 20 consecutive trading days after September 1, 2004, then the restriction on the common shares is released and the Company will record compensation expense for the remaining unamortized compensation. If this occurs in the third quarter of 2004, the impact on selling general and administrative expense would be approximately $1.6 million.

Note 4. Inventory

Inventories are carried at the lower of cost or market. The costs included in inventory include raw materials (recovered fiber for paperboard products and paperboard for converted products), direct and indirect labor and employee benefits, energy and fuel, depreciation, chemicals, general manufacturing overhead and various other costs of manufacturing. General and administrative costs are not included in inventory costs.

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

Inventories at June 30, 2004 and December 31, 2003, were as follows (in thousands):

	June 30, 2004	December 31, 2003
Raw materials and supplies	$38,274	$37,294
Finished goods and work in process	49,496	50,314

Total inventory	$87,770	$87,608

Note 5. Senior Credit Facility and Other Long-Term Debt

At June 30, 2004 and December 31, 2003, total long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	285,000	285,000
7 3/8 % senior notes	189,750	193,250
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,810	9,895
Mark-to-market value of interest rate swap agreements	(2,711)	(1,145)
Realized interest rate swap gains (1)	14,373	15,107

Total debt	525,222	531,107
Less current maturities	(75)	(106)

Total long-term debt	$525,147	$531,001

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swap agreements are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of June 30,

2004, no borrowings were outstanding under the facility; however, an aggregate of $41.2 million in letter of credit obligations were outstanding. Availability under the facility at June 30, 2004, was limited to $23.8 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility, plus a margin of 0.50% or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of 2.50%. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar-based loans.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of the Company’s business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at June 30, 2004.

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

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. The 7 3/8% senior notes are unsecured obligations of the Company. The Company has purchased an aggregate of $10.3 million of these notes in the open market, including $3.5 million purchased in February 2004.

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

See Note 14 “Subsequent Event” regarding the Company’s purchase of $10.0 million of its 9 7/8% senior subordinated notes in the open market.

Interest Rate Swap Agreements

In January 2003, the Company effectively unwound $85.0 million of its $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning the Company’s rights and obligations under the swap to one of the Company’s lenders under the senior credit facility. In exchange, the Company received approximately $4.3 million. The $4.3 million gain, which was classified as a component of debt, will be accreted to interest expense over the remaining life of the notes and will partially offset the increase in interest expense. The $4.3 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

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

Under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The June 30, 2004 aggregate estimated liability of the swaps was $2.7 million and is classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet. The December 31, 2003 aggregate estimated liability related to the swaps was $1.1 million and is classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales (external customers):
Paperboard	$93,447	$79,686	$181,306	$163,589
Tube, core, and composite container	99,139	95,581	193,362	190,539
Carton and custom packaging	75,885	71,576	150,898	145,617

Total	$268,471	$246,843	$525,566	$499,745

Sales (intersegment):
Paperboard	$46,298	$43,799	$90,437	$88,162
Tube, core, and composite container	236	1,082	2,389	2,564
Carton and custom packaging	145	232	536	566

Total	$46,679	$45,113	$93,362	$91,292

Income (loss) from operations:
Paperboard (A)	$7,231	$4,715	$12,051	$6,595
Tube, core, and composite container	4,547	2,606	7,826	4,940
Carton and custom packaging (B)	473	(6,193)	(4,063)	(6,274)

	12,251	1,128	15,814	5,261
Corporate expense (C)	(4,971)	(5,429)	(10,629)	(10,932)

Income (loss) from operations	7,280	(4,301)	5,185	(5,671)
Interest expense	(10,746)	(11,244)	(21,603)	(21,581)
Interest income	349	235	689	436
Write-off of deferred debt costs	—	(1,812)	—	(1,812)
Equity in income of unconsolidated affiliates	6,382	1,444	9,064	1,464
Other, net	(288)	253	(319)	351

Income (loss) before minority interest and income taxes	$2,977	$(15,425)	$(6,984)	$(26,813)

(A)	The three-month periods ended June 30, 2004 and 2003 results include charges to operations of $476 thousand and $272 thousand, respectively, for restructuring and impairment costs. The six-month periods ended June 30, 2004 and 2003 results include charges to operations of $1.8 million and $4.6 million respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the paperboard segment (see Note 8).
(B)	The three-month periods ended June 30, 2004 and 2003 results include charges to operations of $364 thousand and $1.6 million, respectively for restructuring and impairment costs. The six-month periods ended June 30, 2004 and 2003 results include charges to operations of $1.3 million and $1.6 million, respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the carton and custom packaging segment (see Note 8).

(C)	The three and six-month periods ended June 30, 2004 results include charges to operations of $791 thousand and $1.6 million respectively, for centralizing the accounting and finance operations (see Note 8).

Note 7. Goodwill and Other Intangible Asset

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2003 and did not result in an impairment charge. There were no changes in goodwill during the six months ended June 30, 2004.

Intangible Asset

As of June 30, 2004 and December 31, 2003, the Company had an intangible asset of $7.5 million, net of $1.2 million of accumulated amortization, and $7.8 million, net of $858 thousand of accumulated amortization, respectively, which is classified with other assets. Amortization expense for the six months ended June 30, 2004 and 2003 was $284 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, a business unit of Smurfit-Stone Container Corporation, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2004	$568
2005	568
2006	568
2007	568
2008	568

Five year total	$2,840

Note 8. Restructuring and Impairment Costs

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.3 million in connection with this closure. The $4.3 million charge included a $3.1 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $607 thousand accrual for other exit costs. At December 31, 2003, a $3 thousand liability remained for other exit costs. During the first six months of 2004, the remaining accrued other exit costs were paid and an additional $23 thousand was paid and expensed for other exit costs. The exit plan for Buffalo was completed in May 2004, when the Company sold the property.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. The Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which included a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. At December 31, 2003, an accrual of $302 thousand for severance and other termination benefits remained and an accrual of $43 thousand remained for other exit costs. During the six months ended June 30, 2004, the Company recorded an additional $429 thousand impairment charge for assets and an additional $859 thousand for other exit costs. During the six months ended June 30, 2004, the Company paid $221 thousand related to severance and other termination benefits and $859 thousand for other exit costs, leaving accruals of $81 thousand and $43 thousand for severance and other termination benefits and other exit costs, respectively. Substantially all of the Ashland carton sales were transferred to the Company’s other carton manufacturing facilities. As of June 30, 2004, the exit plan was substantially complete except for the sale of property, which the Company is currently marketing.

In January 2004, the Company announced the permanent closure of the Cedartown paperboard mill located in Cedartown, Georgia. The Company recorded a charge of approximately $1.0 million in connection with this closure. The initial $1.0 million charge included a $500 thousand impairment charge for assets, a $188 thousand charge for severance and other termination benefits and a $339 thousand charge for other exit costs. During the six months ended June 30, 2004, the Company recorded an additional $220 thousand related to other exit costs. All of these costs were paid during the six-month period ending June 30, 2004 and no accrual remained as of June 30, 2004. As of June 30, 2004, there were no employees remaining at the mill. Substantially all of Cedartown’s paperboard production was transferred to the Company’s other paperboard mills. As of June 30, 2004, the exit plan for Cedartown was complete except for the sale of the property, which the Company is currently marketing.

In January 2004, the Company initiated a plan to centralize the accounting and finance operations to the Company’s headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and reduce costs. During the six months ended June 30, 2004, the Company recorded a charge of approximately $1.4 million for other exit costs related to consulting fees and relocation expenses and $213 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefit costs of $66 thousand were paid and all other exits costs were paid during the period and a $147 thousand accrual remained related to severance and other termination benefits as of June 30, 2004. The Company expects to incur an additional $250 thousand in restructuring charges in the third quarter of 2004 and will complete this centralization plan during the fourth quarter of 2004.

In June 2004, the Company announced the closure of its Charlotte, North Carolina carton plant and its Georgetown, Kentucky plastics plant. The closure of these two facilities is part of the previously announced initiatives to right-size operations to better utilize capacity and achieve greater cost efficiencies. As of June 30, 2004, no costs had been recorded in connection with these closures. The Company expects to incur total restructuring costs of approximately $3.2 million in the third and fourth quarter of 2004, for severance and other termination benefits, other exit costs and accelerated depreciation for assets that will be disposed of when production ends. Customers of these facilities will be served by the Company’s other carton and plastics operations.

During 2001 and 2002, the Company initiated restructuring activities to consolidate its Carolina Converting Inc. operation with its Carolina Components operation, to close the Chicago paperboard mill, and to close the Halifax paperboard mill. At December 31, 2003, a $4.2 million accrual remained for other exit costs related to these activities. During the six months ended June 30, 2004, the Company incurred an additional $246 thousand charge for impairment of assets and an additional $278 thousand for other exit costs related to these restructuring activities. The Company paid $1.1 million in other exit costs during this period, leaving an accrual of $3.3 million at June 30, 2004. All of these restructuring activities are substantially complete except for selling the real estate or fulfilling the Company’s obligation under a real estate lease.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2003 to June 30, 2004 (in thousands):

	Asset Impairment Charge	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total Restructuring Costs and Impairment Charges(1)
Liability balance, December 31, 2003		$302	$4,230	$4,532
First quarter 2004 costs	$1,175	188	1,679	1,867	$3,042

Expenditures		(330)	(2,255)	(2,585)

Liability balance, March 31, 2004		160	3,654	3,814
Second quarter 2004 costs	$—	213	1,418	1,631	$1,631

Expenditures		(145)	(1,685)	(1,830)

Liability balance, June 30, 2004		$228	$3,387	$3,615

(1)	Asset impairment charge, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

For restructuring plans initiated during 2003 and 2004, the paperboard segment recorded $1.3 million of restructuring and impairment costs during the six months ended June 30, 2004. The paperboard segment has recorded $6.3 million cumulatively related to these plans and expects to record an additional $117 thousand in restructuring and impairment costs to complete the plans. The carton and custom packaging segment recorded $1.3 million of restructuring and impairment costs during the six months ended June 30, 2004. The carton and custom packaging segment has recorded $8.0 million cumulatively related to these plans and expects to record an additional $1.2 million in restructuring and impairment costs to complete the plans.

Note 9. Pension Plan and Other Postretirement Benefits

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

During 1996, the Company adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at June 30, 2004.

Pension expense for the Pension Plan and the SERP includes the following components for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost of benefits earned	$1,483	$1,317	$2,966	$2,633
Interest cost on projected benefit obligation	1,509	1,400	3,017	2,800
Estimated 2004 and actual 2003 return on plan assets	(1,595)	(3,399)	(3,190)	(6,797)
Net amortization and deferral	881	3,180	1,762	6,359

Net pension expense	$2,278	$2,498	$4,555	$4,995

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months and six months ended June 30, 2004 and 2003 included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost of benefits earned	$5	$20	$9	$40
Interest cost on accumulated postretirement benefit obligation	83	101	166	202
Amortization	70	(73)	141	(145)

Net periodic postretirement benefit cost	$158	$48	$316	$97

Note 10. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$1,743	$(9,835)	$(5,030)	$(16,963)

Weighted average number of common shares outstanding - basic	28,450	27,911	28,421	27,911
Common share equivalents	42	—	—	—

Weighted average number of common shares outstanding - diluted	28,492	27,911	28,421	27,911

Income (loss) per share - basic	$0.06	$(0.35)	$(0.18)	$(0.61)

Income (loss) per share - diluted	$0.06	$(0.35)	$(0.18)	$(0.61)

Approximately 1.0 million stock options are excluded from the calculation of diluted weighted average shares for the three months ended June 30, 2004. These options are excluded because they are antidilutive. Since the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003 were net losses, the impact of the dilutive effect of stock options, if any, were not added to the weighted average shares.

Note 11. Equity Interest in Unconsolidated Affiliate

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland Forest Products Corporation, which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company for the year ended December 31, 2003 and the three-month and six-month periods ending June 30, 2004, Standard’s summarized balance sheet and income statement are presented below (in thousands):

	July 3, 2004	January 3, 2004
Current assets	$30,443	$15,834
Noncurrent assets	62,808	64,189
Current liabilities	9,983	7,394
Long-term debt	56,200	56,200
Long-term liabilities	—	7
Net assets	27,068	16,422

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$44,432	$25,267	$77,434	$51,550
Gross profit	13,044	4,090	21,196	6,981
Income from operations	11,836	3,323	19,004	5,437
Net income	$11,112	$2,682	$18,042	$4,244

Note 12. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries, Inc. and its Subsidiary Guarantors, which consist of all of the Company’s wholly-owned subsidiaries other than foreign subsidiaries and one domestic subsidiary that is not wholly-owned. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,743	$125	$385	$—	$76,253
Intercompany funding	(21,911)	32,024	(10,113)	—	—
Receivables, net of allowances	—	104,728	5,338	—	110,066
Intercompany accounts receivable	—	129	80	(209)	—
Inventories	—	84,600	3,170	—	87,770
Refundable income taxes	192	—	—	—	192
Current deferred tax asset	8,938	—	—	—	8,938
Other current assets	5,956	7,749	659	—	14,364

Total current assets	68,918	229,355	(481)	(209)	297,583

PROPERTY, PLANT AND EQUIPMENT	12,725	752,855	21,672	—	787,252
Less accumulated depreciation	(8,420)	(366,328)	(9,495)	—	(384,243)

Property, plant and equipment, net	4,305	386,527	12,177	—	403,009

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,669	—	(704,534)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	58,778	—	—	—	58,778

OTHER ASSETS	17,730	9,163	7	—	26,900

	$722,596	$936,342	$15,205	$(704,743)	$969,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$75	$—	$—	$—	$75
Accounts payable	17,439	60,930	3,646	—	82,015
Intercompany accounts payable	—	80	129	(209)	—
Accrued interest	8,793	70	—	—	8,863
Accrued compensation	1,117	11,284	345	—	12,746
Other accrued liabilities	6,334	26,408	1,641	—	34,383

Total current liabilities	33,758	98,772	5,761	(209)	138,082

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	516,947	8,200	—	—	525,147

DEFERRED INCOME TAXES	43,444	12,240	1,445	—	57,129

PENSION LIABILITY	23,241	—	—	—	23,241

DEFERRED COMPENSATION	1,547	53	—	—	1,600

OTHER LIABILITIES	2,761	4,000	200	—	6,961

MINORITY INTEREST	—	—	—	617	617

SHAREHOLDERS’ EQUITY:
Common stock	2,733	772	523	(1,181)	2,847
Additional paid-in capital	192,112	671,229	9,167	(685,548)	186,960
Unearned compensation	(1,742)	—	—	—	(1,742)
Retained (deficit) earnings	(72,961)	141,076	(2,192)	(18,422)	47,501
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	—	—	—	(19,244)
Foreign currency translation	—	—	301	—	301

Total accumulated other comprehensive (loss) income	(19,244)	—	301	—	(18,943)

Total shareholders’ equity	100,898	813,077	7,799	(705,151)	216,623

	$722,596	$936,342	$15,205	$(704,743)	$969,400

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,303	$—	$1,248	$—	$85,551
Intercompany funding	1,628	9,149	(10,777)	—	—
Receivables, net of allowances	—	88,937	4,955	—	93,892
Intercompany accounts receivable	—	77	212	(289)	—
Inventories	—	83,941	3,667	—	87,608
Refundable income taxes	250	—	—	—	250
Current deferred tax asset	7,457	—	—	—	7,457
Other current assets	3,942	8,034	485	—	12,461

Total current assets	97,580	190,138	(210)	(289)	287,219

PROPERTY, PLANT AND EQUIPMENT	12,101	752,601	21,444	—	786,146
Less accumulated depreciation	(7,601)	(358,851)	(8,922)	—	(375,374)

Property, plant and equipment, net	4,500	393,750	12,522	—	410,772

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,162	—	(704,027)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,623	—	—	—	54,623

OTHER ASSETS	14,429	10,332	40	—	24,801

	$743,997	$905,010	$15,854	$(704,316)	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$75	$31	$—	$—	$106
Accounts payable	15,820	54,890	4,303	—	75,013
Intercompany accounts payable	—	212	77	(289)	—
Accrued interest	8,758	74	—	—	8,832
Accrued compensation	738	8,870	192	—	9,800
Other accrued liabilities	10,551	19,756	1,000	—	31,307

Total current liabilities	35,942	83,833	5,572	(289)	125,058

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	522,747	8,254	—	—	531,001

DEFERRED INCOME TAXES	45,229	12,242	1,449	—	58,920

PENSION LIABILITY	18,632	—	—	—	18,632

DEFERRED COMPENSATION	1,469	53	—	—	1,522

OTHER LIABILITIES	1,222	3,809	—	—	5,031

MINORITY INTEREST	—	—	—	504	504

SHAREHOLDERS’ EQUITY:
Common stock	2,708	772	523	(1,181)	2,822
Additional paid-in capital	189,676	671,229	9,167	(685,041)	185,031
Unearned compensation	(1,865)	—	—	—	(1,865)
Retained (deficit) earnings	(52,519)	124,818	(1,459)	(18,309)	52,531
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	—	—	—	(19,244)
Foreign currency translation	—	—	602	—	602

Total accumulated other comprehensive (loss) income	(19,244)	—	602	—	(18,642)

Total shareholders’ equity	118,756	796,819	8,833	(704,531)	219,877

	$743,997	$905,010	$15,854	$(704,316)	$960,545

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$327,364	$9,889	$(68,782)	$268,471
COST OF SALES	—	285,847	8,677	(68,782)	225,742

Gross profit	—	41,517	1,212	—	42,729
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,119	28,142	1,557	—	33,818
RESTRUCTURING AND IMPAIRMENT COSTS	791	840	—	—	1,631

(Loss) income from operations	(4,910)	12,535	(345)	—	7,280
OTHER (EXPENSE) INCOME:
Interest expense	(10,665)	(79)	(101)	99	(10,746)
Interest income	448	—	—	(99)	349
Equity in income of unconsolidated affiliates	6,382	—	—	—	6,382
Other, net	(349)	117	(56)	—	(288)

	(4,184)	38	(157)	—	(4,303)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(9,094)	12,573	(502)	—	2,977
MINORITY INTEREST IN LOSSES	—	—	—	51	51
PROVISION FOR INCOME TAXES	(1,285)	—	—	—	(1,285)

NET (LOSS) INCOME	$(10,379)	$12,573	$(502)	$51	$1,743

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$289,504	$9,972	$(52,633)	$246,843
COST OF SALES	—	252,915	8,415	(52,633)	208,697

Gross profit	—	36,589	1,557	—	38,146
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,568	32,846	2,198	—	40,612
RESTRUCTURING AND IMPAIRMENT COSTS	—	1,835	—	—	1,835

(Loss) income from operations	(5,568)	1,908	(641)	—	(4,301)
OTHER (EXPENSE) INCOME:
Interest expense	(11,158)	(84)	(110)	108	(11,244)
Interest income	341	1	1	(108)	235
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	1,444	—	—	—	1,444
Other, net	—	422	(169)	—	253

	(11,185)	339	(278)	—	(11,124)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(16,753)	2,247	(919)	—	(15,425)
MINORITY INTEREST IN INCOME	—	—	—	(58)	(58)
BENEFIT (PROVISION) FOR INCOME TAXES	5,716	—	(68)	—	5,648

NET (LOSS) INCOME	$(11,037)	$2,247	$(987)	$(58)	$(9,835)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$641,154	$19,457	$(135,045)	$525,566
COST OF SALES	—	564,521	17,065	(135,045)	446,541

Gross profit	—	76,633	2,392	—	79,025
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,034	57,301	2,832	—	69,167
RESTRUCTURING AND IMPAIRMENT COSTS	1,591	3,082	—	—	4,673

(Loss) income from operations	(10,625)	16,250	(440)	—	5,185
OTHER (EXPENSE) INCOME:
Interest expense	(21,441)	(160)	(202)	200	(21,603)
Interest income	889	—	—	(200)	689
Equity in income of unconsolidated affiliates	9,064	—	—	—	9,064
Other, net	(396)	168	(91)	—	(319)

	(11,884)	8	(293)	—	(12,169)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(22,509)	16,258	(733)	—	(6,984)
MINORITY INTEREST IN INCOME	—	—	—	(113)	(113)
BENEFIT FOR INCOME TAXES	2,067	—	—	—	2,067

NET (LOSS) INCOME	$(20,442)	$16,258	$(733)	$(113)	$(5,030)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$587,740	$19,227	$(107,222)	$499,745
COST OF SALES	—	510,935	15,833	(107,222)	419,546

Gross profit	—	76,805	3,394	—	80,199
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,205	64,404	4,094	—	79,703
RESTRUCTURING AND IMPAIRMENT COSTS	—	6,167	—	—	6,167

(Loss) income from operations	(11,205)	6,234	(700)	—	(5,671)
OTHER (EXPENSE) INCOME:
Interest expense	(21,415)	(160)	(214)	208	(21,581)
Interest income	642	1	1	(208)	436
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	1,464	—	—	—	1,464
Other, net	—	473	(122)	—	351

	(21,121)	314	(335)	—	(21,142)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(32,326)	6,548	(1,035)	—	(26,813)
MINORITY INTEREST IN INCOME	—	—	—	(63)	(63)
BENEFIT (PROVISION) FOR INCOME TAXES	9,981	—	(68)	—	9,913

NET (LOSS) INCOME	$(22,345)	$6,548	$(1,103)	$(63)	$(16,963)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,551)	$5,948	$(413)	$—	$(1,016)

Investing activities:
Purchases of property, plant and equipment	(625)	(7,768)	(499)	—	(8,892)
Investment in unconsolidated affiliates	(150)	—	—	—	(150)
Proceeds from disposal of property, plant and equipment	—	1,962	49	—	2,011

Net cash used in investing activities	(775)	(5,806)	(450)	—	(7,031)

Financing activities:
Repayments of short and long-term debt	(3,500)	(17)	—	—	(3,517)
Proceeds from swap agreement unwind	380	—	—	—	380
Issuances of stock, net of forfeitures	1,886	—	—	—	1,886

Net cash used in financing activities	(1,234)	(17)	—	—	(1,251)

Net (decrease) increase in cash and cash equivalents	(8,560)	125	(863)	—	(9,298)
Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$75,743	$125	$385	$—	$76,253

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$5,687	$10,095	$1,151	$—	$16,933

Investing activities:
Purchases of property, plant and equipment	(559)	(9,555)	(725)	—	(10,839)
Acquisitions of businesses, net of cash acquired	—	(707)	—	—	(707)
Proceeds from disposal of property, plant and equipment	—	175	—	—	175

Net cash used in investing activities	(559)	(10,087)	(725)	—	(11,371)

Financing activities:
Repayments of short and long-term debt	—	(8)	—	—	(8)
Proceeds from swap agreement unwinds	15,950	—	—	—	15,950
Deferred debt costs	(2,003)	—	—	—	(2,003)

Net cash provided by (used in) financing activities	13,947	(8)	—	—	13,939

Net increase in cash and cash equivalents	19,075	—	426	—	19,501
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$52,619	$—	$1,196	$—	$53,815

Note 13. Commitments and Contingencies

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 14. Subsequent Event

In July 2004, the Company purchased $10.0 million of its 9 7/8% senior subordinated notes in the open market for $10.4 million. This purchase reduced the Company’s total long-term debt. In addition to the $10.0 million purchased in July 2004, the Company’s Board of Directors authorized purchases of up to $20.0 million of the Company’s senior or senior subordinated notes as market conditions warrant. However, these purchases may be limited by compliance with certain debt obligation agreements.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 42.3% in the first six months of 2004. The remaining 57.7% of our paperboard production is sold to external customers in any of four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

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

We are a holding company that operates our business through 25 subsidiaries as of June 30, 2004. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 – 5 years depending on such factors as gross domestic production (GDP), interest rates and other factors. As these demand drivers fluctuate, we typically experience decreases in volume and revenue in our business. Since late 1999, the recycled paperboard and converted paperboard products industry has been in a down cycle. While we believe that future operating results may improve we cannot ascertain when or to what extent this may occur.

The key operating indicator of our business is paperboard mill capacity utilization. Capacity utilization is calculated as the ratio of days operated versus available days at expected production rates, taking into consideration planned downtime for maintenance. As paperboard mill capacity utilization increases, cost per ton of paperboard generally decreases. As these tons are sold, profitability increases since fixed production costs are absorbed by more tons produced. Additionally, higher capacity utilization rates generally provide enhanced opportunity to recover material and labor increases through improved pricing. This positively affects paperboard and converted products’ income from operations and cash flow. Paperboard mill capacity utilization is affected by demand and by mill closures. Industry demand decreased from 2000 – 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to lower labor cost environments and product substitution, e.g. plastic standup pouches used for packaging instead of boxes. The decrease in demand resulted in a decrease in capacity utilization. We expect the migration of U.S. manufacturing offshore and product substitution to continue although at a slower rate, which could continue to negatively affect operating income and cash flow. We further expect these trends to be somewhat offset by the improving domestic economy and our own paperboard mill capacity reductions. Recent industry improvement in capacity utilization has been driven by paperboard mill closures, as over 1.7 million tons of capacity, or approximately 20% of the recycled paperboard mill total capacity, has been closed since 2000. We have closed or idled approximately 323 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand.

MILL CAPACITY UTILIZATION

Caraustar’s utilization rates exclude closed or idled machines

Industry source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and June 30, 2004, restructuring charges have totaled $39.6 million, of which approximately $22.2 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. Under current market conditions, we expect that restructuring charges will continue to decline and we believe that future earnings and cash flows will be favorably impacted by our efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. During the past five years, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased $26 per ton or 33% from 1999 to 2000, decreased $39 per ton or 38% from 2000 to 2001, and then increased again $20 per ton or 31% from 2001 to 2002. Recovered fiber cost per ton averaged $88 during 2003 and averaged $105 during the first six months of 2004, a 19% increase over 2003.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our converting machinery. In 2003 energy costs averaged $61 per ton. During the first six months of 2004, energy costs were $56 per ton compared with $63 per ton in the first six months of 2003, an 11.4% decrease. The decrease was primarily due to higher operating rates combined with a decrease in natural gas costs and an increased usage of lower cost energy sources, primarily fuel oil. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, as the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

We raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our annual report on Form 10-K for the year ended December 31, 2003. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There have been no material changes in our critical accounting policies during the six-month period ended June 30, 2004.

Three Months Ended June 30, 2004 and 2003

The following table shows paperboard shipment volume and gross paper margins for the periods indicated. The gross paper margin information shown below is presented because it is the most significant driver of profitability for the paperboard segment and the tube, core and composite container segment. However, these drivers are not the only factors that can impact these segments. See “ Risk Factors” in Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Three Months Ended June 30,
	2004	2003	Change	% Change
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	248.2	235.5	12.7	5.4%
Purchases from external sources	36.9	27.9	9.0	32.3%

Total paperboard tonnage	285.1	263.4	21.7	8.2%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	63.1	63.3	(0.2)	(0.3)%
Purchases from external sources	11.2	7.3	3.9	53.4%

Tube, core and composite container converted products	74.3	70.6	3.7	5.2%
Unconverted paperboard shipped to external customers	11.5	10.5	1.0	9.5%

Tube, core and composite container volume	85.8	81.1	4.7	5.8%
Folding carton volume
Paperboard (internal)	24.0	20.3	3.7	18.2%
Purchases from external sources	22.4	16.8	5.6	33.3%

Folding carton converted products	46.4	37.1	9.3	25.1%
Unconverted paperboard shipped to external customers	55.9	63.8	(7.9)	(12.4)%

Folding carton volume	102.3	100.9	1.4	1.4%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	26.1	24.9	1.2	4.8%
Other specialty products volume
Paperboard (internal)	18.6	18.9	(0.3)	(1.6)%
Purchases from external sources	3.3	3.8	(0.5)	(13.2)%

Other specialty converted products	21.9	22.7	(0.8)	(3.5)%
Unconverted paperboard shipped to external customers	49.0	33.8	15.2	45.0%

Other specialty products volume	70.9	56.5	14.4	25.5%

Total paperboard tonnage	285.1	263.4	21.7	8.2%

Gross paper margins ($/ton):
Paperboard mills:
Average net selling price	$421	$419	$2	0.5%
Average recovered fiber cost	111	93	18	19.4%

Paperboard mill gross paper margin	$310	$326	$(16)	(4.9)%

Tube and core facilities:
Average net selling price	$821	$808	$13	1.6%
Average paperboard cost	468	466	2	0.4%

Tube and core gross paper margin	$353	$342	$11	3.2%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Three Months Ended June 30,		Change	% Change
	2004	2003
Paperboard segment
Unconverted paperboard shipped to external customers	142.5	133.0	9.5	7.1%
Paperboard shipped internally to converters in the paperboard segment	11.8	12.0	(0.2)	(1.7)%
Paperboard purchased externally by converters in the paperboard segment	0.4	0.2	0.2	100.0%

Total volume	154.7	145.2	9.5	6.5%

Tube, core and composite container segment
Paperboard (internal)	69.9	70.2	(0.3)	(0.4)%
Purchases from external sources	14.1	10.9	3.2	29.4%

Total volume converted	84.0	81.1	2.9	3.6%

Carton and custom packaging segment
Paperboard (internal)	24.0	20.3	3.7	18.2%
Purchases from external sources	22.4	16.8	5.6	33.3%

Total volume converted	46.4	37.1	9.3	25.1%

Total paperboard tonnage	285.1	263.4	21.7	8.2%

Paperboard Tonnage. Total paperboard tonnage for the three months ended June 30, 2004, increased 8.2% to 285.1 thousand tons from 263.4 thousand tons for the same period in 2003. Likewise, tons sold from paperboard mill production and total tonnage converted increased 5.4% and 9.3%, respectively for the three months ended June 30, 2004, compared with the same period in 2003.

Total paperboard tonnage increased due to the following factors:

•	An increase in sales of unconverted paperboard to the other specialty end-use market.

•	An increase in internal conversion by our folding carton and tube, core and composite container operations.

These increases were partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily driven by the idling of one of two coated recycled paperboard machines at our Rittman, Ohio facility.

Sales. Our consolidated sales for the three months ended June 30, 2004, increased 8.8% to $268.5 million from $246.8 million in the same period in 2003. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2004	2003
Paperboard	$93,447	$79,686	$13,761	17.3%
Tube, core and composite container	99,139	95,581	3,558	3.7%
Carton and custom packaging	75,885	71,576	4,309	6.0%

Total	$268,471	$246,843	$21,628	8.8%

Paperboard Segment

Sales for the paperboard segment increased due to the following factors:

•	Sales from the paperboard segment’s non-mill operations, which include recovered fiber operations, chemical sales and converting operations, improved by approximately $9.9 million due to higher selling prices and an increase in brokered recovered fiber volume.

•	Higher volume of unconverted paperboard to external customers accounted for approximately $3.2 million of the increase.

•	Higher selling prices for unconverted paperboard accounted for approximately $500 thousand of the increase.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to the following factors:

•	Higher composite container products volume accounted for approximately $1.5 million of the increase.

•	Higher selling prices for tubes and cores accounted for approximately $1.1 million of the increase.

•	Higher volume for tubes and cores accounted for approximately $1.0 million of the increase.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher carton volume accounted for approximately $1.9 million of the increase.

•	Higher contract packaging volume accounted for approximately $1.8 million of the increase.

Gross Profit Margin. Gross profit margin for the three months ended June 30, 2004, increased to 15.9% of sales from 15.5% in the same period in 2003. This margin increase was due to the following factors:

•	A write-off of inventory and equipment in the second quarter of 2003 of $2.9 million in the paperboard and the tube, core and composite container segments.

•	A $1.6 million decrease in energy and fuel costs for our paperboard mills.

•	Higher tube and core gross paper margins accounted for approximately $900 thousand in higher gross profit.

•	In the second quarter of 2004, we recorded a $400 thousand reversal of an inventory reserve for a specific carton customer in Chapter 11 bankruptcy in 2004.

These factors were partially offset by:

•	A decrease in paperboard mill gross paper margins lowered gross profit by approximately $3.7 million. This decline was primarily due to an increase in recovered fiber costs.

•	An $8.2 million increase in brokered recovered fiber sales which have substantially lower gross margins compared with our other businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.8 million for the three months ended June 30, 2004, a 16.7% decrease from the same period in 2003. Selling, general and administrative expenses decreased due to the following factors:

•	A $3.3 million reserve for accounts receivable recorded in the second quarter of 2003 for a significant carton customer that filed Chapter 11 bankruptcy in 2003.

•	Savings of $1.5 million resulting from closing and consolidating facilities.

•	Lower information technology costs of approximately $600 thousand.

•	In the second quarter of 2004, we recorded a $530 thousand reversal of an accounts receivable reserve for a specific carton customer that filed Chapter 11 bankruptcy.

Income (Loss) From Operations. Income from operations for the three months ending June 30, 2004 was $7.3 million, an increase of $11.6 million compared with an operating loss of $4.3 million for the same period in 2003. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2004	2003
Paperboard	$7,231	$4,715	$2,516	53.4%
Tube, core and composite container	4,547	2,606	1,941	74.5%
Carton and custom packaging	473	(6,193)	6,666	N/A
Corporate expense	(4,971)	(5,429)	458	8.4%

Total	$7,280	$(4,301)	$11,581	N/A

Paperboard Segment

The increase in income from operations was due to the following factors:

•	Higher 2004 paperboard mill volume accounted for approximately $1.9 million of the increase.

•	A write-off of approximately $1.7 million for inventory in the second quarter of 2003.

•	Lower energy and fuel costs of approximately $1.6 million. The decrease in costs was primarily due to higher operating rates by producing more paperboard tons using fewer machines.

•	Lower selling, general and administrative expenses of approximately $900 thousand resulting from closing and consolidating facilities.

These increases were partially offset by:

•	Lower paperboard mill gross paper margins accounted for a decrease in income from operations of approximately $3.7 million.

Tube, Core and Composite Container Segment

The increase in income from operations was due to the following factors:

•	The write-off of inventory and equipment of approximately $1.2 million in the second quarter of 2003.

•	Higher tube and core gross paper margins accounted for approximately $900 thousand of the increase.

Carton and Custom Packaging Segment

The increase in income from operations was due to the following factors:

•	A $3.3 million reserve for accounts receivable recorded in the second quarter of 2003 for a significant carton customer that filed Chapter 11 bankruptcy.

•	Lower restructuring costs of $1.2 million.

•	In the second quarter of 2004, we recorded a $900 thousand reversal of an accounts receivable and inventory reserve for a specific carton customer that filed Chapter 11 bankruptcy.

•	Lower selling, general and administrative expenses of approximately $700 thousand resulting from the Ashland, Ohio carton facility closure.

•	Higher sales accounted for approximately $500 thousand of the increase.

Other Income (Expense). Interest expense decreased 4.4 % to $10.7 million for the three months ended June 30, 2004 from $11.2 million for the same period in 2003. This decrease was due to the benefits of fixed to floating interest rate swaps. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $6.4 million for the three months ended June 30, 2004, an improvement of $5.0 million over equity in income from unconsolidated affiliates of $1.4 million for the same period in 2003. This increase was primarily due to a $4.2 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume driven by the strong housing and remodeling markets. Premier Boxboard’s results also improved by approximately $400 thousand in 2004 compared to 2003, primarily due to increased volume and higher selling prices.

(Provision) Benefit for Income Taxes. The effective rate of income tax provision for the three months ended June 30, 2004 was 43.2% compared to a benefit of 36.6% for the same period in 2003. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax provision for the three months ended June 30, 2004 included tax expense relating to an increase in the valuation for state net operating losses.

Net Income (Loss). Due to the factors discussed above, net income for the three months ending June 30, 2004 was $1.7 million, or $0.06 net income per common share, compared to net loss of $9.8 million, or $0.35 net loss per common share, for the same period in 2003.

Six Months Ended June 30, 2004 and 2003

The following table shows paperboard shipment volume and gross paper margins for the periods indicated. The gross paper margin information shown below is presented because it is the most significant driver of profitability for the paperboard segment and the tube, core and composite container segment. However, these drivers are not the only factors that can impact these segments. See “ Risk Factors” in Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Six Months Ended June 30,		Change	% Change
	2004	2003
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	494.1	491.6	2.5	0.5%
Purchases from external sources	72.6	56.5	16.1	28.5%

Total paperboard tonnage	566.7	548.1	18.6	3.4%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	123.5	125.5	(2.0)	(1.6)%
Purchases from external sources	21.9	12.8	9.1	71.1%

Tube, core and composite container converted products	145.4	138.3	7.1	5.1%
Unconverted paperboard shipped to external customers	24.9	23.0	1.9	8.3%

Tube, core and composite container volume	170.3	161.3	9.0	5.6%
Folding carton volume
Paperboard (internal)	48.7	46.2	2.5	5.4%
Purchases from external sources	45.3	35.1	10.2	29.1%

Folding carton converted products	94.0	81.3	12.7	15.6%
Unconverted paperboard shipped to external customers	117.5	139.2	(21.7)	(15.6)%

Folding carton volume	211.5	220.5	(9.0)	(4.1)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	51.8	54.2	(2.4)	(4.4)%
Other specialty products volume
Paperboard (internal)	36.9	35.2	1.7	4.8%
Purchases from external sources	5.4	8.6	(3.2)	(37.2)%

Other specialty converted products	42.3	43.8	(1.5)	(3.4)%
Unconverted paperboard shipped to external customers	90.8	68.3	22.5	32.9%

Other specialty products volume	133.1	112.1	21.0	18.7%

Total paperboard tonnage	566.7	548.1	18.6	3.4%

Gross paper margins ($/ton):
Paperboard mills:
Average net selling price	$419	$415	$4	1.0%
Average recovered fiber cost	105	87	18	20.7%

Paperboard mill gross paper margin	$314	$328	$(14)	(4.3)%

Tube and core facilities:
Average net selling price	$821	$807	$14	1.7%
Average paperboard cost	468	465	3	0.6%

Tube and core gross paper margin	$353	$342	$11	3.2%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Six Months Ended June 30,		Change	% Change
	2004	2003
Paperboard segment
Unconverted paperboard shipped to external customers	285.0	284.7	0.3	0.1%
Paperboard shipped internally to converters in the paperboard segment	22.5	24.1	(1.6)	(6.6)%
Paperboard purchased externally by converters in the paperboard segment	0.2	0.3	(0.1)	(33.3)%

Total volume	307.7	309.1	(1.4)	(0.5)%

Tube, core and composite container segment
Paperboard (internal)	137.9	136.6	1.3	1.0%
Purchases from external sources	27.1	21.1	6.0	28.4%

Total volume converted	165.0	157.7	7.3	4.6%

Carton and custom packaging segment
Paperboard (internal)	48.7	46.2	2.5	5.4%
Purchases from external sources	45.3	35.1	10.2	29.1%

Total volume converted	94.0	81.3	12.7	15.6%

Total paperboard tonnage	566.7	548.1	18.6	3.4%

Paperboard Tonnage. Total paperboard tonnage for the six months ended June 30, 2004, increased 3.4% to 566.7 thousand tons from 548.1 thousand tons for the same period in 2003. Tons sold from paperboard mill production increased 0.5% for the six months ended June 30, 2004, compared to the same period in 2003. Total tonnage converted increased 6.9% for the six months ended June 30, 2004.

Total paperboard tonnage increased due to the following factors:

•	An increase in sales of unconverted paperboard to the other specialty end-use market.

•	An increase in internal conversion by our folding carton and tube and core operations.

These increases were partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily driven by the idling of one of two coated recycled paperboard machines at our Rittman, Ohio facility, combined with weak demand in our coated paperboard mill system.

Sales. Our consolidated sales for the six months ended June 30, 2004, increased 5.2% to $525.6 million from $499.7 million for the same period in 2003. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2004	2003
Paperboard	$181,306	$163,589	$17,717	10.8%
Tube, core and composite container	193,362	190,539	2,823	1.5%
Carton and custom packaging	150,898	145,617	5,281	3.6%

Total	$525,566	$499,745	$25,821	5.2%

Paperboard Segment

Sales in the paperboard segment increased due to higher sales from the paperboard segment’s non-mill operations, which include recovered fiber operations, chemical sales and converting operations, of approximately $17.6 million due to higher selling prices and an increase in brokered recovered fiber sales.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to the following factors:

•	Higher composite container products volume accounted for approximately $2.1 million of the increase.

•	Higher selling prices for tubes and cores accounted for approximately $1.8 million of the increase.

The increases were partially offset by a decline in sales of plastic cores of approximately $1.2 million.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher carton volume accounted for approximately $1.4 million of the increase.

•	Higher contract packaging volume accounted for approximately $3.1 million of the increase.

•	Higher average selling prices accounted for approximately $500 thousand of the increase.

Gross Profit Margin. Gross profit margin for the six months ended June 30, 2004, decreased to 15.0% of sales from 16.0% in the same period in 2003. This margin decrease was due to the following factors:

•	A decline in paperboard mill gross paper margins lowered gross profit by approximately $7.3 million. This decline was primarily due to an increase in recovered fiber costs.

•	A reserve for inventory of $1.7 million for a specific carton customer that filed Chapter 11 bankruptcy in 2004.

•	A $14.4 million increase in brokered recovered fiber sales which have substantially lower gross margins compared with our other businesses.

These factors were partially offset by:

•	A $3.5 million decrease in energy and fuel costs for our paperboard mills.

•	A write-off of inventory and equipment in the second quarter of 2003 of $2.9 million in the paperboard and tube, core and composite container segments.

•	Higher tube and core gross paper margins accounted for approximately $1.7 million in higher gross profits. The increase was primarily due to higher selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $69.2 million for the six months ended June 30, 2004, a 13.2% decrease from the same period in 2003. Selling, general and administrative expenses decreased due to the following factors:

•	Savings of $3.9 million resulting from closing and consolidating facilities.

•	A $3.3 million reserve for accounts receivable recorded in the second quarter of 2003 for a significant carton customer that filed Chapter 11 bankruptcy.

•	Expenses of $1.5 million related to idling one of two coated recycled paperboard machines at our Rittman, Ohio facility recorded in 2003.

•	Lower information technology costs of approximately $1.1 million.

Restructuring and Impairment Costs. In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located in Lockport, New York. We recorded a charge of approximately $4.3 million in connection with this closure. The majority of the Buffalo mill’s sales were transferred to our other paperboard mills and our 50 percent owned Premier Boxboard joint venture. The exit plan for Buffalo was competed in May 2004 when the property was sold.

In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. We recorded a charge of $6.7 million in connection with this closure. We restructured this facility in 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful so the facility was permanently closed. Substantially all of Ashland’s carton sales were transferred to our other carton manufacturing facilities. During the six months ended June 30, 2004, we recorded an additional $429 thousand charge for impairment of assets and $859 thousand for other exit costs related to this restructuring activity.

In January 2004, we announced the permanent closure of our Cedartown Paperboard mill located in Cedartown, Georgia. During the six months ended June 30, 2004, we recorded a charge of approximately $1.2 million in connection with this closure, including a $500 thousand impairment charge for assets. All of the paperboard produced at this facility had been consumed internally by our converting operations. The paperboard production was transitioned to our other paperboard mills. This closure is not expected to have a significant impact on our operations and is expected to improve operating results and capacity utilization.

In January 2004, we initiated a plan to centralize the accounting and finance operations to our headquarters located in Austell, Georgia. This action was initiated to enhance the control environment and reduce costs. During the six months ended June 30, 2004, we recorded a charge of approximately $1.6 million in connection with this plan. This plan is expected to be completed by the fourth quarter of 2004.

In June 2004, we announced the closure of our Charlotte, North Carolina carton plant and our Georgetown, Kentucky plastics plant. The closure of these two facilities is part of the previously announced initiatives to right-size operations to better utilize capacity and achieve greater cost efficiencies. As of June 30, 2004, no costs had been recorded in connection with these closures. We expect to incur total restructuring costs of approximately $3.2 million, of which approximately $1.2 million will be non-cash. Customers of these facilities will be served by our other carton and plastics operations.

During 2001 and 2002, we initiated restructuring activities to consolidate our Carolina Converting Inc. operation with our Carolina Components operation, to close the Chicago paperboard mill, and to close the Halifax paperboard mill. During the six months ended June 30, 2004, we incurred an additional $246 thousand charge for impairment of assets and an additional $278 thousand for other exit costs related to these restructuring activities. All of these restructuring activities are substantially complete except for selling the real estate or fulfilling our obligation under a real estate lease.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Income from operations for the six-month period ended June 30, 2004, was $5.2 million, an increase of $10.9 million compared with operating loss of $5.7 million for the same period in 2003. The following table presents income (loss) from operations by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2004	2003
Paperboard	$12,051	$6,595	$5,456	82.7%
Tube, core and composite container	7,826	4,940	2,886	58.4%
Carton and custom packaging	(4,063)	(6,274)	2,211	35.2%
Corporate expense	(10,629)	(10,932)	303	2.8%

Total	$5,185	$(5,671)	$10,856	N/A

Paperboard Segment

Income from operations increased due to the following factors:

•	Lower fuel and energy costs of $3.5 million. The decrease in costs was primarily due to higher operating rates by producing more paperboard tons using fewer machines.

•	Lower restructuring costs of $2.8 million.

•	Lower selling, general and administrative expenses of approximately $2.6 million resulting from closing and consolidating operations.

•	A write-off of inventory of $1.7 million in the second quarter of 2003.

•	Expenses of $1.5 million related to idling one of two coated recycled paperboard machines at our Rittman, Ohio facility recorded in 2003.

These increases were partially offset by lower paperboard mill gross paper margins, which accounted for a decrease in income from operations of approximately $7.3 million driven by recovered fiber cost increases.

Tube, Core and Composite Container Segment

Income from operations increased due to the following factors:

•	Higher tube and core gross paper margins accounted for approximately $1.7 million of the increase.

•	The write-off of inventory and equipment of $1.2 million in the second quarter of 2003.

Carton and Custom Packaging Segment

The decline in the loss from operations was due to the following factors:

•	A $3.3 million reserve for accounts receivable recorded in the 2003 for a significant carton customer that filed chapter 11 bankruptcy.

•	Lower selling, general and administrative expenses of approximately $1.3 million, resulting from closing the Ashland, Ohio carton facility.

•	Higher volume accounted for an improvement of approximately $650 thousand.

•	Lower restructuring costs of $275 thousand.

These factors were partially offset by:

•	A reserve for inventory and accounts receivable of $2.5 million for a specific carton customer that filed Chapter 11 bankruptcy in 2004.

•	Lower margins in our carton and custom packaging segment decreased operating results by approximately $1.1 million due to higher paperboard costs.

Other Income (Expense). Interest expense remained essentially flat during the six-month period ended June 30, 2004 compared to the same period in 2003. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $9.1 million for the six months ended June 30, 2004, an improvement of $7.6 million over equity in income from unconsolidated affiliates of $1.5 million for the same period in 2003. This increase was primarily due to a $6.9 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume driven by the strong housing and remodeling markets. Premier Boxboard’s results improved slightly for the six-month period ended June 30, 2004 compared to 2003, primarily due to increased volume and higher selling prices, partially offset by higher recovered fiber costs.

Benefit for Income Taxes. The effective rate of income tax benefit for the six months ended June 30, 2004, was 29.6% compared to 37.0% for the same period in 2003. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax benefit for the six months ended June 30, 2004 included tax expense relating to an increase in the valuation for state net operating losses.

Net Loss. Due to the factors discussed above, net loss for the six months ended June 30, 2004 was $5.0 million, or $0.18 net loss per common share, compared to net loss of $17.0 million, or $0.61 net loss per common share, for the same period in 2003.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. For the six-month period ended June 30, 2004, there was a use of cash in operating activities of $1.0 million compared with a source of cash of $16.9 million during the same period in 2003. See “—Cash from Operations” below. Although the timing or certainty of the following events cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our Chicago, Illinois and Baltimore, Maryland paperboard mills and internal cost reduction initiatives. We believe that our cash on hand at June 30, 2004 of $76.3 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Alternative products such as flexible packaging and plastics which replaced certain paper board packaging products.

•	Continued export of domestic manufacturing operations.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, the occurrence, continuation or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain such funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Availability of additional funds could also be materially adversely affected by our substantial existing indebtedness. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2003.

The availability of liquidity from borrowings under our senior credit facility is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2003 and the six months ended June 30, 2004. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe it is likely that we will be in compliance with our covenants under the senior credit agreement for the balance of 2004 and the foreseeable future.

Borrowings. At June 30, 2004 and December 31, 2003, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	June 30, 2004	December 31, 2003
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	285,000
7 3/8% senior notes	189,750	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,810	9,895
Mark-to-market value of interest swap agreements	(2,711)	(1,145)
Realized interest rate swap gains (1)	14,373	15,107

Total debt	$525,222	$531,107

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swap agreements are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of June 30, 2004, no borrowings were outstanding under the facility; however, an aggregate of $41.2 million in letter of credit obligations were outstanding. Availability under the facility at June 30, 2004, was limited to $23.8 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at June 30, 2004. Based on levels of accounts receivable and inventory and liquidity at June 30, 2004 and expectations for the remainder of 2004, we do not expect to be required to measure the fixed charge ratio covenant in 2004.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our Company.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47%, are unsecured obligations of our Company and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. We have purchased an aggregate of $10.3 million in principal amount of our outstanding 7 3/8% senior notes in the open market, including $3.5 million purchased in February 2004. These purchases lowered our interest expense by approximately $700 thousand annually.

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

See “—Subsequent Event” regarding our purchase of $10.0 million of our 9 7/8% senior subordinated notes in the open market.

Interest Rate Swap Agreements. In January 2003, we effectively unwound $85.0 million of our $135.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes by assigning our rights and obligations under the swap to one of the lenders under our senior credit facility. In exchange, we received approximately $4.3 million. The $4.3 million gain, which is classified as a component of debt, will be accreted to interest expense over the remaining life of the notes and will partially offset the increase in interest expense. The $4.3 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points.

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

Off-Balance Sheet Arrangements – Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Standard Gypsum manufactures gypsum wallboard, and Premier Boxboard is a low-cost recycled paperboard mill that produces a lightweight gypsum facing paper and containerboard grades.

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

Cash from Operations. Cash used in operations was $1.0 million for the six-month period ended June 30, 2004, compared with cash generated from operations of $16.9 million for the same period in 2003. The $17.9 million decline in operating cash flow was due to the following factors:

•	An $18.7 million use of cash related to an increase in accounts receivable. The increase in accounts receivable was due to higher sales for the comparative periods, partially offset by improved collections.

•	A $17.2 million federal tax refund was received in the first quarter of 2003.

•	A $3.5 million use of cash due to higher inventory balances.

In addition to improved operating results, the following factors partially offset those listed above:

•	A $9.4 million increase in accrued liabilities primarily due to the payment of liabilities owed to our 50% owned, unconsolidated joint venture, Premier Boxboard Limited in the first quarter of 2003 combined with higher accrued compensation.

•	A $3.1 million increase in accounts payable. The increase in accounts payable was a part of management’s initiatives to improve working capital and was accomplished by extending payment terms to vendors to be more consistent with industry averages.

•	A $2.9 million increase in cash distributions from our 50% owned, unconsolidated joint venture, Standard Gypsum.

Capital Expenditures. Capital expenditures were $8.9 million for the six months ended June 30, 2004, versus $10.8 million for the same period in 2003. Aggregate capital expenditures of approximately $20.0 million are anticipated for 2004. To conserve cash, we intend to limit capital expenditures to cost reduction, productivity improvement and replacement projects.

Inflation

Raw material and energy cost changes have had, and continue to have, a significant effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

Subsequent Event

In July 2004, we purchased $10.0 million of our 9 7/8% senior subordinated notes in the open market for $10.4 million. This purchase reduced our total long-term debt. In addition to the $10.0 million purchased in July 2004, our Board of Directors authorized purchases of up to $20.0 million of our senior and senior subordinated notes as market conditions warrant. However, these purchase may be limited by compliance with certain debt obligation agreements.

New Accounting Pronouncements

See “Item 1 — Notes to the Condensed Consolidated Financial Statements” regarding new accounting pronouncements.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant developments with respect to our contractual obligations since December 31, 2003.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

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

In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. In 2003, the Company undertook a process of implementing improvements to its policies and engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual certification regarding internal control over financial reporting that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls . In 2003, Deloitte & Touche did not identify any “reportable conditions” in connection with the audit of the Company’s financial statements. Our efforts to implement improvements in these areas continue, and further improvements will be necessary, in order for our Company to comply with the upcoming internal controls certification requirement mandated by Section 404. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance,” for more information regarding these matters.

Based on the evaluation of our disclosure controls discussed above, and subject to the disclosures and limitations noted above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective to provide reasonable assurance that management, including the Chief Executive Officer and Chief Financial Officer, is timely alerted to material information relating to Caraustar and its consolidated subsidiaries required to be included in the Company’s reports filed under the Securities Exchange Act of 1934.

Subject to the disclosures and limitations noted above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 19, 2004. The matters voted upon at the meeting were (1) a proposal to elect three Class III directors and one Class I director (Daniel P. Casey, Robert J. Clanin, James E. Rogers, and L. Celeste Bottorff), (2) a proposal to approve the Company’s 2004 Directors Equity Plan and (3) a proposal to ratify the selection of Deloitte & Touche LLP as our independent public accountants for fiscal 2004. Proposals (1) and (3) were approved by the following margins, and proposal (2) was rejected by the following margin:

Proposal	Votes for	Votes Against or Withheld	Abstentions	Broker Nonvotes
(1)Election of Directors
Daniel P. Casey	23,984,162	1,262,638	—	—
Robert J. Clanin	23,983,974	1,262,826	—	—
James E. Rogers	24,355,196	891,604	—	—
L. Celeste Bottorff	23,853,377	1,393,423	—	—
(2)Approval of 2004 Directors Equity Plan	9,037,156	13,580,744	63,200	—
(3)Ratification of Selection of Independent Public Accountants	24,320,093	903,203	23,504	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

b)	Reports on Form 8-K

We furnished three current reports on Form 8-K during the quarter ended June 30, 2004. The first report, furnished on May 5, 2004, attached excerpts from a management presentation.

The second report, furnished on May 5, 2004, attached our press release announcing our financial results for the quarter ended March 31, 2004.

The third report, furnished on May 19, 2004, attached excerpts from a management presentation at the Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Vice President and Chief Financial Officer
Date: August 9, 2004

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