Form 10-Q
period 2004-09-30
CARAUSTAR INDUSTRIES INC
filed 2004-11-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 8, 2004.

Common Stock, $.10 par value	28,491,348
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,195	$85,551
Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,058 and $5,302 at September 30, 2004 and December 31, 2003, respectively	111,689	93,892
Inventories	88,644	87,608
Refundable income taxes	110	250
Current deferred tax asset	10,996	7,457
Other current assets	12,137	12,461

Total current assets	312,771	287,219

PROPERTY, PLANT AND EQUIPMENT:
Land	12,084	12,211
Buildings and improvements	141,806	141,022
Machinery and equipment	622,901	617,688
Furniture and fixtures	15,424	15,225

	792,215	786,146
Less accumulated depreciation	(390,584)	(375,374)

Property, plant and equipment, net	401,631	410,772

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,025	54,623
OTHER ASSETS	26,331	24,801

	$983,888	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$106
Accounts payable	86,039	75,013
Accrued interest	20,154	8,832
Accrued compensation	12,927	9,800
Other accrued liabilities	39,760	31,307

Total current liabilities	158,960	125,058

SENIOR CREDIT FACILITY	—	—
OTHER LONG-TERM DEBT, less current maturities	516,937	531,001
DEFERRED INCOME TAXES	58,365	58,920
PENSION LIABILITY	25,506	18,632
DEFERRED COMPENSATION	1,390	1,522
OTHER LIABILITIES	4,084	5,031
MINORITY INTEREST	648	504
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,486,392 and 28,222,205 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2,849	2,822
Additional paid-in capital	187,370	185,031
Unearned compensation	(358)	(1,865)
Retained earnings	46,905	52,531
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	(19,244)
Foreign currency translation	476	602

Total accumulated other comprehensive loss	(18,768)	(18,642)

Total Shareholders’ Equity	217,998	219,877

	$983,888	$960,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
SALES	$273,789	$253,013	$799,355	$752,758
COST OF SALES	233,094	211,685	679,635	631,231

Gross profit	40,695	41,328	119,720	121,527
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,931	31,845	103,098	111,548
RESTRUCTURING AND IMPAIRMENT COSTS	4,827	3,085	9,500	9,252

Income from operations	1,937	6,398	7,122	727
OTHER (EXPENSE) INCOME:
Interest expense	(10,684)	(11,251)	(32,287)	(32,832)
Interest income	597	286	1,286	722
Write-off of deferred debt costs	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	7,746	3,217	16,810	4,681
Other, net	(81)	(93)	(400)	258

	(2,422)	(7,841)	(14,591)	(28,983)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(485)	(1,443)	(7,469)	(28,256)
MINORITY INTEREST IN (INCOME) LOSSES	(32)	155	(145)	92
(PROVISION) BENEFIT FOR INCOME TAXES	(79)	141	1,988	10,054

NET LOSS	$(596)	$(1,147)	$(5,626)	$(18,110)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	175	(52)	(126)	671

COMPREHENSIVE LOSS	$(421)	$(1,199)	$(5,752)	$(17,439)

BASIC
NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)	$(0.20)	$(0.65)

Weighted average number of shares outstanding	28,506	27,990	28,449	27,937

DILUTED
NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)	$(0.20)	$(0.65)

Weighted average number of shares outstanding	28,506	27,990	28,449	27,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(5,626)	$(18,110)
Depreciation and amortization	22,558	22,130
Stock-based compensation expense	1,610	—
Loss on extinguishment of debt	301	—
Write-off of deferred debt costs	—	1,812
Loss on disposal of property, plant and equipment, net	1,154	1,116
Restructuring costs	1,813	8,547
Other noncash adjustments	(2,989)	(8,751)
Equity in income of unconsolidated affiliates, net of distributions	(5,310)	(1,031)
Changes in operating assets and liabilities, net of acquisitions	15,232	37,135

Net cash provided by operating activities	28,743	42,848

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,644)	(14,707)
Acquisition of businesses, net of cash acquired	—	(695)
Proceeds from disposal of property, plant and equipment	2,041	984
Investment in unconsolidated affiliates	(150)	—

Net cash used in investing activities	(13,753)	(14,418)

FINANCING ACTIVITIES:
Repayments of short and long-term debt	(14,176)	(17)
Proceeds from swap agreement unwinds	380	15,950
Issuances of stock, net of forfeitures	2,450	—
Deferred debt costs	—	(2,201)

Net cash (used in) provided by financing activities	(11,346)	13,732

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,644	42,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,551	34,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,195	$76,476

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$22,441	$20,237

Income tax payments (refunds), net	$1,264	$(17,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects the financial position of the Company as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003. The results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003 are not, and should not be construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2004. The Company reclassified certain packaging costs from selling, general and administrative expenses to cost of sales for both the three and nine-month periods ended September 30, 2004 and 2003. For the three months ended September 30, 2004 and 2003, the Company reclassified $4.5 million and $3.3 million, respectively. For the nine months ended September 30, 2004 and 2003, the Company reclassified $13.1 million and $12.4 million, respectively. Certain other reclassifications have been made to prior year balances to conform to the 2004 presentation.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K.

Note 2. New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP No. 106-2 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to account for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the third quarter of 2004. The amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effect of the Act. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined. The Act is expected to reduce the Company’s post-retirement benefit obligations, but the effect is not expected to be material. This is due to the limited amount of medical and prescription drug coverage offered to plan participants after the age of 65.

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

	2004	2003
Risk-free interest rate	3.88%—4.31%	3.54%—4.22%
Expected dividend yield	0%	0%
Expected option lives	8 years	8-10 years
Expected volatility	40%	39%

The total fair value of the options granted during the year ended December 31, 2003 was computed to be approximately $1.0 million. The Company granted 23,440 options with an approximate value of $183 thousand during the nine-month period ended September 30, 2004. If the Company had accounted for these plans in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net loss and net loss per share for the three and nine-month periods ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(596)	$(1,147)	$(5,626)	$(18,110)
Stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(159)	(136)	(959)	(1,313)

Pro forma	$(755)	$(1,283)	$(6,585)	$(19,423)

Diluted loss per common share:
As reported	$(0.02)	$(0.04)	$(0.20)	$(0.65)
Pro forma	(0.03)	(0.05)	(0.23)	(0.70)

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

Inventories at September 30, 2004 and December 31, 2003, were as follows (in thousands):

	September 30, 2004	December 31, 2003
Raw materials and supplies	$40,302	$37,294
Finished goods and work in process	48,342	50,314

Total inventory	$88,644	$87,608

Note 5. Senior Credit Facility and Other Long-Term Debt

At September 30, 2004 and December 31, 2003, total long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	275,000	285,000
7 3/8 % senior notes	189,750	193,250
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,735	9,895
Mark-to-market value of interest rate swap agreements	(19)	(1,145)
Realized interest rate swap gains (1)	13,551	15,107

Total debt	517,017	531,107
Less current maturities	(80)	(106)

Total long-term debt	$516,937	$531,001

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swap agreements are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of September 30, 2004, no borrowings were outstanding under the facility; however, an aggregate of $38.9 million in letter of credit obligations were outstanding. Availability under the facility at September 30, 2004, was limited to $26.1 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of the Company’s business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstanding) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstanding) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at September 30, 2004.

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

The Company was in compliance with the covenants under its senior credit facility as of September 30, 2004 except for certain defaults with respect to the Company’s sale of assets for approximately $182 thousand and its repurchase of $10.0 million of its 9 7/8% senior subordinated notes, for which the Company has obtained an amendment from its lenders that waived these defaults.

For information regarding the Company’s former senior credit facility, which was in place during the first half of 2003 and was replaced June 24, 2003, see the Form 10-K for the year ended December 31, 2003.

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

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries, other than one that is not wholly-owned. In August 2004, the Company purchased $10.0 million of these notes in the open market.

See Note 14 “Subsequent Events” regarding the purchase of an additional $10.0 million of the Company’s 9 7/8% senior subordinated notes in the open market and the amendment to the Company’s senior credit facility.

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

In May 2003, the Company unwound the remaining $50.0 million of its interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. Simultaneously, the Company unwound its remaining $50.0 million interest rate swap agreement related to the 7 3/8% senior notes, and received approximately $7.1 million. The $11.7 million gain, which was classified as a component of debt, will be accreted to interest expense over the remaining life of the notes and will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points. The $7.1 million gain lowered the effective interest rate of the 7 3/8% senior notes by approximately 80 basis points.

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

See Note 14 “Subsequent Events” regarding the Company’s unwinding of its December 2003 and April 2004 swap agreements.

Under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The September 30, 2004 aggregate estimated liability of the swaps was $19 thousand and is classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet. The December 31, 2003 aggregate estimated liability related to the swaps was $1.1 million and is classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales (external customers):
Paperboard	$95,014	$81,485	$276,320	$245,074
Tube, core, and composite container	99,872	96,583	293,234	287,122
Carton and custom packaging	78,903	74,945	229,801	220,562

Total	$273,789	$253,013	$799,355	$752,758

Sales (intersegment):
Paperboard	$49,528	$49,067	$139,965	$137,226
Tube, core, and composite container	1,686	1,325	4,075	3,892
Carton and custom packaging	278	206	814	772

Total	$51,492	$50,598	$144,854	$141,890

Income (loss) from operations:
Paperboard (A)	$8,912	$10,666	$20,963	$17,261
Tube, core, and composite container (B)	1,765	2,712	9,591	7,652
Carton and custom packaging (C)	(2,648)	(1,687)	(6,711)	(7,961)

	8,029	11,691	23,843	16,952
Corporate expense (D)	(6,092)	(5,293)	(16,721)	(16,225)

Income from operations	1,937	6,398	7,122	727
Interest expense	(10,684)	(11,251)	(32,287)	(32,832)
Interest income	597	286	1,286	722
Write-off of deferred debt costs	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	7,746	3,217	16,810	4,681
Other, net	(81)	(93)	(400)	258

Loss before minority interest and income taxes	$(485)	$(1,443)	$(7,469)	$(28,256)

(A)	The three-month periods ended September 30, 2004 and 2003 results include a charge to operations of $916 thousand and a credit of $187 thousand, respectively, for restructuring and impairment costs. The nine-month periods ended September 30, 2004 and 2003 results include charges to operations of $2.7 million and $4.4 million, respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the paperboard segment (see Note 8).
(B)	The three and nine-month periods ended September 30, 2004 results include charges to operations of $375 thousand for restructuring and impairment costs (see Note 8).
(C)	The three-month periods ended September 30, 2004 and 2003 results include charges to operations of $3.3 million and $3.3 million, respectively for restructuring and impairment costs. The nine-month periods ended September 30, 2004 and 2003 results include charges to operations of $4.6 million and $4.8 million, respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the carton and custom packaging segment (see Note 8).
(D)	The three and nine-month periods ended September 30, 2004 results include charges to operations of $259 thousand and $1.9 million, respectively, for centralizing the accounting and finance operations (see Note 8).

Note 7. Goodwill and Other Intangible Asset

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2003 and did not result in an impairment charge. There were no changes in goodwill during the nine months ended September 30, 2004.

Intangible Asset

As of September 30, 2004 and December 31, 2003, the Company had an intangible asset of $7.4 million, net of $1.3 million of accumulated amortization, and $7.8 million, net of $858 thousand of accumulated amortization, respectively, which is classified as other assets. Amortization expense for the nine months ended September 30, 2004 and 2003 was $426 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, a business unit of

Smurfit-Stone Container Corporation, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2005	$568
2006	568
2007	568
2008	568
2009	568

Five year total	$2,840

Note 8. Restructuring and Impairment Costs

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.3 million in connection with this closure. The $4.3 million charge included a $3.1 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $607 thousand accrual for other exit costs. At December 31, 2003, a $3 thousand liability remained for other exit costs. During the first nine months of 2004, the remaining accrued other exit costs were paid and an additional $22 thousand was paid and expensed for other exit costs. The exit plan for Buffalo was completed in May 2004, when the Company sold the property.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. The Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which included a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. At December 31, 2003, an accrual of $302 thousand for severance and other termination benefits remained and an accrual of $43 thousand remained for other exit costs. During the nine months ended September 30, 2004, the Company recorded an additional $429 thousand impairment charge for assets and an additional $2.7 million in severance and other termination benefit costs and $1.0 million for other exit costs. During the nine months ended September 30, 2004, the Company paid $221 thousand related to severance and other termination benefits, paid $1.0 million for other exit costs and reversed accruals of $81 thousand and $43 thousand for severance and other termination benefits and other exit costs, respectively, leaving an accrual of $2.7 million for severance and other termination benefits and no accrual for other exit costs. Substantially all of the Ashland carton sales were transferred to the Company’s other carton manufacturing facilities. As of September 30, 2004, the exit plan was substantially complete except for the sale of property, which the Company is currently marketing.

In January 2004, the Company announced the permanent closure of the Cedartown paperboard mill located in Cedartown, Georgia. The Company recorded a charge of approximately $1.0 million in connection with this closure. The initial $1.0 million charge included a $500 thousand impairment charge for assets, a $188 thousand charge for severance and other termination benefits and a $339 thousand charge for other exit costs. During the nine months ended September 30, 2004, the Company recorded an additional $267 thousand related to other exit costs. All of these costs were paid during the nine-month period ending September 30, 2004 and no accrual remained as of September 30, 2004. As of September 30, 2004, there were no employees remaining at the mill. Substantially all of Cedartown’s paperboard production was transferred to the Company’s other paperboard mills. As of September 30, 2004, the exit plan for Cedartown was complete except for the sale of the property, which the Company is currently marketing.

In January 2004, the Company initiated a plan to centralize the accounting and finance operations to the Company’s headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and reduce costs. During the nine months ended September 30, 2004, the Company recorded a charge of approximately $1.6 million for other exit costs related to consulting fees and relocation expenses and $283 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefit costs of $74 thousand were paid and all other exit costs were paid during the period. An accrued liability of $209 thousand remained related to severance and other termination benefits as of September 30, 2004. The Company expects to incur an additional $50 thousand in restructuring charges in the fourth quarter of 2004 and will complete this centralization plan during the fourth quarter of 2004.

In June 2004, the Company announced the permanent closure of its Charlotte, North Carolina carton facility. During the nine months ended September 30, 2004, the Company recorded $517 thousand related to severance and other termination benefits and $86 thousand related to other exit costs. During the nine months ended September 30, 2004, the Company paid $80 thousand related to severance and other termination benefits and $86 thousand for other exit costs, leaving an accrual of $437 thousand for severance and other termination benefits. Substantially all of Charlotte Carton’s production will be transferred to the Company’s other carton facilities.

In June 2004, the Company announced the permanent closure of its Georgetown, Kentucky plastics plant. During the nine months ended September 30, 2004, the Company recorded $130 thousand related to severance and other termination benefits and $20 thousand related to other exit costs. During the nine months ended September 30, 2004, the Company paid $20 thousand for other exit costs, leaving an accrual of $130 thousand for severance and other termination benefits. Substantially all of Georgetown’s production will be transferred to the Company’s other plastics manufacturing facility in Union, South Carolina.

In August 2004, the Company announced the permanent closure of its puzzle manufacturing operations component of its specialty converting plant in Mooresville, North Carolina. During the three months ended September 30, 2004, the Company recorded $166 thousand related to severance and other termination benefits and $527 thousand related to other exit costs, none of which were paid during the quarter.

During 2001 and 2002, the Company initiated restructuring activities to consolidate its Carolina Converting Inc. operation with its Carolina Components operation, to close the Chicago paperboard mill, to close the Halifax recycling facility, to close the Halifax paperboard mill and to close the Jacksonville, Florida tube plant. At December 31, 2003, a $4.2 million accrual remained for other exit costs related to these activities. During the nine months ended September 30, 2004, the Company incurred an additional $884 thousand charge for impairment of assets and an additional $43 thousand for other exit costs related to these restructuring activities. The Company paid $1.6 million in other exit costs during this period, leaving an accrual of $2.7 million at September 30, 2004. All of these restructuring activities are substantially complete except for selling the real estate or fulfilling the Company’s obligation under a real estate lease.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2003 to September 30, 2004 (in thousands):

	Asset Impairment Charge	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total Restructuring Costs and Impairment Charges(1)
Liability balance, December 31, 2003		$302	$4,230	$4,532
First quarter 2004 costs	$1,175	188	1,679	1,867	$3,042

Expenditures		(330)	(2,255)	(2,585)

Liability balance, March 31, 2004		160	3,654	3,814
Second quarter 2004 costs	$—	213	1,418	1,631	$1,631

Expenditures		(145)	(1,685)	(1,830)

Liability balance, June 30, 2004		228	3,387	3,615
Third quarter 2004 costs	$638	3,454	735	4,189	$4,827

Expenditures		(89)	(941)	(1,030)

Liability balance, September 30, 2004		$3,593	$3,181	$6,774

(1)	Asset impairment charge, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

For restructuring plans initiated during 2003 and 2004, the paperboard segment recorded $2.0 million of restructuring and impairment costs during the nine months ended September 30, 2004. The paperboard segment has recorded $7.0 million cumulatively related to these plans and expects to record an estimated additional $500 thousand in restructuring and impairment costs to complete the plans. The carton and custom packaging segment recorded $4.6 million of restructuring and impairment costs during the nine months ended September 30, 2004. The carton and custom packaging segment has recorded $11.4 million cumulatively related to these plans and expects to record an estimated additional $500 thousand in restructuring and impairment costs to complete the plans. The industrial and consumer group segment recorded $375 thousand of restructuring and impairment costs during the nine months ended September 30, 2004. The industrial and consumer group segment has recorded $375 thousand cumulatively related to these plans and expects to record an estimated additional $200 thousand in restructuring and impairment costs to complete the plans.

Note 9. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. Based on current estimates, no contributions will be required for the year ended December 31, 2004.

During 1996, the Company adopted a supplemental executive retirement plan (“SERP”), which provides benefits to participants based on average compensation. The SERP covers certain executives of the Company commencing upon retirement. The SERP is unfunded at September 30, 2004.

Pension expense for the Pension Plan and the SERP includes the following components for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost of benefits earned	$1,483	$1,317	$4,450	$3,950
Interest cost on projected benefit obligation	1,509	1,400	4,526	4,200
Estimated 2004 and actual 2003 return on plan assets	(1,595)	(3,399)	(4,785)	(10,196)
Net amortization and deferral	881	3,180	2,644	9,539

Net pension expense	$2,278	$2,498	$6,835	$7,493

In September 2004, the Company announced the suspension of any further pension benefits for certain employees covered by the defined benefit pension plan. The suspension will be effective as of December 31, 2004 and will freeze accrued pension benefits for employees not subject to a collective bargaining agreement and employees that do not qualify for continued benefits based on years of service and age requirements. Based on current estimates, the impact of the curtailment on the Company’s pension liability and 2004 pension expense is not material.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2004 and 2003 included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost of benefits earned	$5	$20	$14	$60
Interest cost on accumulated postretirement benefit obligation	83	101	248	304
Amortization	70	(73)	211	(218)

Net periodic postretirement benefit cost	$158	$48	$473	$146

Note 10. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(596)	$(1,147)	$(5,626)	$(18,110)

Weighted average number of common shares outstanding - basic	28,506	27,990	28,449	27,937
Common share equivalents	—	—	—	—

Weighted average number of common shares outstanding - diluted	28,506	27,990	28,449	27,937

Loss per share - basic	$(0.02)	$(0.04)	$(0.20)	$(0.65)

Loss per share - diluted	$(0.02)	$(0.04)	$(0.20)	$(0.65)

Since all periods presented were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares. The number of options not included in the computation of diluted weighted average shares, because they were antidilutive, for the nine months ended September 30, 2004 and 2003 were 1,650,437 and 2,244,267, respectively.

Note 11. Equity Interest in Unconsolidated Affiliate

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland Forest Products Corporation, which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company for the year ended December 31, 2003 and the three-month and nine-month periods ending September 30, 2004, Standard’s summarized balance sheet and income statement are presented below (in thousands):

	September 30,* 2004	December 31,* 2003
Current assets	$31,002	$15,834
Noncurrent assets	62,246	64,189
Current liabilities	10,508	7,394
Long-term debt	56,200	56,200
Long-term liabilities	—	7
Net assets	26,540	16,422

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$45,584	$29,705	$123,018	$81,255
Gross profit	14,385	5,206	35,581	12,189
Income from operations	13,144	4,335	32,148	9,774
Net income	$12,472	$3,796	$30,514	$8,040

*	The actual dates of Standard’s financial reports is October 2, 2004 and January 3, 2004, respectively, for the periods ending September 30, 2004 and December 31, 2003.

**	Standard’s net income does not include a provision for income taxes. The equity income is included in taxable income (losses) by the joint venture owners.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,582	$116	$497	$—	$89,195
Intercompany funding	(39,358)	52,199	(12,841)	—	—
Receivables, net of allowances	—	106,744	4,945	—	111,689
Intercompany accounts receivable	—	156	198	(354)	—
Inventories	—	85,337	3,307	—	88,644
Refundable income taxes	110	—	—	—	110
Current deferred tax asset	10,996	—	—	—	10,996
Other current assets	5,137	4,921	2,079	—	12,137

Total current assets	65,467	249,473	(1,815)	(354)	312,771

PROPERTY, PLANT AND EQUIPMENT	13,430	754,946	23,839	—	792,215
Less accumulated depreciation	(8,807)	(370,953)	(10,824)	—	(390,584)

Property, plant and equipment, net	4,623	383,993	13,015	—	401,631

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,670	—	(704,535)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	60,025	—	—	—	60,025

OTHER ASSETS	17,360	8,809	162	—	26,331

	$720,340	$953,573	$14,864	$(704,889)	$983,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$—	$—	$—	$80
Accounts payable	20,007	62,849	3,183	—	86,039
Intercompany accounts payable	—	198	156	(354)	—
Accrued interest	20,020	134	—	—	20,154
Accrued compensation	1,683	11,040	204	—	12,927
Other accrued liabilities	4,091	33,702	1,967	—	39,760

Total current liabilities	45,881	107,923	5,510	(354)	158,960

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	508,737	8,200	—	—	516,937

DEFERRED INCOME TAXES	44,667	12,242	1,456	—	58,365

PENSION LIABILITY	25,506	—	—	—	25,506

DEFERRED COMPENSATION	1,335	55	—	—	1,390

OTHER LIABILITIES	19	3,865	200	—	4,084

MINORITY INTEREST	—	—	—	648	648

SHAREHOLDERS’ EQUITY:
Common stock	2,735	772	523	(1,181)	2,849
Additional paid-in capital	192,522	671,229	9,167	(685,548)	187,370
Unearned compensation	(358)	—	—	—	(358)
Retained (deficit) earnings	(81,460)	149,287	(2,468)	(18,454)	46,905
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(19,244)	—	—	—	(19,244)
Foreign currency translation	—	—	476	—	476

Total accumulated other comprehensive (loss) income	(19,244)	—	476	—	(18,768)

Total shareholders’ equity	94,195	821,288	7,698	(705,183)	217,998

	$720,340	$953,573	$14,864	$(704,889)	$983,888

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$336,079	$9,258	$(71,548)	$273,789
COST OF SALES	—	295,485	9,157	(71,548)	233,094

Gross profit	—	40,594	101	—	40,695
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,843	27,699	389	—	33,931
RESTRUCTURING AND IMPAIRMENT COSTS	259	4,568	—	—	4,827

(Loss) income from operations	(6,102)	8,327	(288)	—	1,937
OTHER (EXPENSE) INCOME:
Interest expense	(10,604)	(79)	(116)	115	(10,684)
Interest income	712	—	—	(115)	597
Equity in income of unconsolidated affiliates	7,746	—	—	—	7,746
Other, net	(172)	(37)	128	—	(81)

	(2,318)	(116)	12	—	(2,422)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(8,420)	8,211	(276)	—	(485)
MINORITY INTEREST IN INCOME	—	—	—	(32)	(32)
PROVISION FOR INCOME TAXES	(79)	—	—	—	(79)

NET (LOSS) INCOME	$(8,499)	$8,211	$(276)	$(32)	$(596)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$299,316	$8,637	$(54,940)	$253,013
COST OF SALES	—	257,156	9,469	(54,940)	211,685

Gross profit	—	42,160	(832)	—	41,328
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,434	26,470	(59)	—	31,845
RESTRUCTURING AND IMPAIRMENT COSTS	—	3,085	—	—	3,085

(Loss) income from operations	(5,434)	12,605	(773)	—	6,398
OTHER (EXPENSE) INCOME:
Interest expense	(11,175)	(74)	(105)	103	(11,251)
Interest income	389	—	—	(103)	286
Equity in income of unconsolidated affiliates	3,217	—	—	—	3,217
Other, net	—	55	(148)	—	(93)

	(7,569)	(19)	(253)	—	(7,841)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(13,003)	12,586	(1,026)	—	(1,443)
MINORITY INTEREST IN LOSSES	—	—	—	155	155
BENEFIT FOR INCOME TAXES	124	—	17	—	141

NET (LOSS) INCOME	$(12,879)	$12,586	$(1,009)	$155	$(1,147)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$977,233	$28,715	$(206,593)	$799,355
COST OF SALES	—	860,006	26,222	(206,593)	679,635

Gross profit	—	117,227	2,493	—	119,720
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,877	85,000	3,221	—	103,098
RESTRUCTURING AND IMPAIRMENT COSTS	1,850	7,650	—	—	9,500

(Loss) income from operations	(16,727)	24,577	(728)	—	7,122
OTHER (EXPENSE) INCOME:
Interest expense	(32,045)	(239)	(318)	315	(32,287)
Interest income	1,601	—	—	(315)	1,286
Equity in income of unconsolidated affiliates	16,810	—	—	—	16,810
Other, net	(568)	131	37	—	(400)

	(14,202)	(108)	(281)	—	(14,591)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(30,929)	24,469	(1,009)	—	(7,469)
MINORITY INTEREST IN INCOME	—	—	—	(145)	(145)
BENEFIT FOR INCOME TAXES	1,988	—	—	—	1,988

NET (LOSS) INCOME	$(28,941)	$24,469	$(1,009)	$(145)	$(5,626)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$887,056	$27,864	$(162,162)	$752,758
COST OF SALES	—	768,091	25,302	(162,162)	631,231

Gross profit	—	118,965	2,562	—	121,527
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,639	90,874	4,035	—	111,548
RESTRUCTURING AND IMPAIRMENT COSTS	—	9,252	—	—	9,252

(Loss) income from operations	(16,639)	18,839	(1,473)	—	727
OTHER (EXPENSE) INCOME:
Interest expense	(32,590)	(234)	(319)	311	(32,832)
Interest income	1,031	1	1	(311)	722
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	4,681	—	—	—	4,681
Other, net	—	528	(270)	—	258

	(28,690)	295	(588)	—	(28,983)

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(45,329)	19,134	(2,061)	—	(28,256)
MINORITY INTEREST IN LOSSES	—	—	—	92	92
BENEFIT (PROVISION) FOR INCOME TAXES	10,105	—	(51)	—	10,054

NET (LOSS) INCOME	$(35,224)	$19,134	$(2,112)	$92	$(18,110)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$17,088	$11,832	$(177)	$—	$28,743

Investing activities:
Purchases of property, plant and equipment	(1,330)	(13,691)	(623)	—	(15,644)
Proceeds from disposal of property, plant and equipment	—	1,992	49	—	2,041
Investment in unconsolidated affiliates	(150)	—	—	—	(150)

Net cash used in investing activities	(1,480)	(11,699)	(574)	—	(13,753)

Financing activities:
Repayments of short and long-term debt	(14,159)	(17)	—	—	(14,176)
Proceeds from swap agreement unwind	380	—	—	—	380
Issuances of stock, net of forfeitures	2,450	—	—	—	2,450

Net cash used in financing activities	(11,329)	(17)	—	—	(11,346)

Net increase (decrease) in cash and cash equivalents	4,279	116	(751)	—	3,644
Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$88,582	$116	$497	$—	$89,195

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$29,092	$12,356	$1,400	$—	$42,848

Investing activities:
Purchases of property, plant and equipment	(1,222)	(12,446)	(1,039)	—	(14,707)
Acquisitions of businesses, net of cash acquired	—	(695)	—	—	(695)
Proceeds from disposal of property, plant and equipment	—	802	182	—	984

Net cash used in investing activities	(1,222)	(12,339)	(857)	—	(14,418)

Financing activities:
Repayments of short and long-term debt	—	(17)	—	—	(17)
Proceeds from swap agreement unwinds	15,950	—	—	—	15,950
Deferred debt costs	(2,201)	—	—	—	(2,201)

Net cash provided by (used in) financing activities	13,749	(17)	—	—	13,732

Net increase in cash and cash equivalents	41,619	—	543	—	42,162
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$75,163	$—	$1,313	$—	$76,476

Note 13. Commitments and Contingencies

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 14. Subsequent Events

In October 2004, the Company purchased $10.0 million of its 9 7/8% senior or senior subordinated notes in the open market for $10.8 million. This purchase reduced the Company’s total long term debt accordingly. The Company’s Board of Directors has authorized purchases of up to an additional $10.0 million of the Company’s senior subordinated notes as market conditions warrant, however, these purchases may be limited by compliance with certain debt agreements.

In October 2004, the Company unwound the $50.0 million December 2003 and the $50.0 million April 2004 interest rate swap agreements related to the 9 7/8% senior subordinated notes and received approximately $5 thousand from the bank counter-party. The unwinding of these two agreements eliminated all interest rate swap agreements for the Company.

In October 2004, the Company completed the sale of its Chicago Paperboard property for $11.1 million in net cash proceeds. This transaction will result in an approximate $10.1 million gain and will be included in the Company’s fourth quarter results.

In October 2004, the Company obtained an amendment from its lenders which waived certain defaults with respect to the Company’s sale of assets and repurchase of its 9 7/8% senior subordinated notes.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 43% in the first nine months of 2004. The remaining 57% of our paperboard production is sold to external customers in any of four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

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

We are a holding company that operates our business through 25 subsidiaries as of September 30, 2004. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 – 5 years depending on such factors as gross domestic production (GDP), interest rates and other factors. As these demand drivers fluctuate, we typically experience changes in volume and revenue in our business. Since late 1999, the recycled paperboard and converted paperboard products industry has been in a down cycle. While we believe that future operating results may improve, and some improvements have been noted in 2004, we cannot ascertain to what extent this may occur.

A key operating indicator of our business is paperboard mill capacity utilization. Capacity utilization is calculated as the ratio of days operated versus days available. As paperboard mill capacity utilization increases, cost per ton of paperboard generally decreases. As these tons are sold, profitability increases since fixed production costs are absorbed by more tons produced. Additionally, higher capacity utilization rates generally provide enhanced opportunity to recover material, energy and labor increases through improved pricing. This positively affects paperboard and converted products’ income from operations and cash flow. Paperboard mill capacity utilization is affected by demand and by mill closures. Industry demand decreased from 2000 – 2002 due primarily to a recessionary U.S. general economy, the continued migration of U.S. manufacturing offshore to lower labor cost environments and product substitution, for example, flexible standup pouches used for packaging instead of cartons used for packaging. The decrease in demand resulted in a decrease in capacity utilization. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect operating income and cash flow. We further expect these trends to be somewhat offset by the improving domestic economy and our own paperboard mill capacity reductions. Recent industry improvement in capacity utilization has been driven by paperboard mill closures, as over 1.8 million tons of capacity, or approximately 17% of the recycled paperboard mill total capacity, has been closed since 2000. We have closed or idled approximately 398 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand.

MILL CAPACITY UTILIZATION

Caraustar’s utilization rates exclude closed or idled machines

Industry source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and September 30, 2004, restructuring charges have totaled $44.4 million, of which approximately $22.9 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. Under current market conditions, we expect that restructuring charges will continue to decline and we believe that future earnings and cash flows will be favorably impacted by our efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. During the past five years, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased $26 per ton or 33% from 1999 to 2000, decreased $39 per ton or 38% from 2000 to 2001, and then increased again $20 per ton or 31% from 2001 to 2002. Recovered fiber cost per ton averaged $88 during 2003 and averaged $107 during the first nine months of 2004, a 23% increase over 2003.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. In 2003 energy costs averaged $61 per ton. During the first nine months of 2004, energy costs were $56 per ton compared with $62 per ton in the first nine months of 2003, a 9.1% decrease. The decrease was primarily due to higher operating rates combined with an increased usage of lower cost energy sources, primarily fuel oil. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, as the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

We raise our selling prices in response to increases in raw material and energy costs. However, we are not always able to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of rapid cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber or energy by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our annual report on Form 10-K for the year ended December 31, 2003. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded when better information is known. There has been no material changes in our critical accounting policies during the nine-month period ended September 30, 2004.

Three Months Ended September 30, 2004 and 2003

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

	Three Months Ended September 30,		Change	% Change
	2004	2003
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	251.1	243.5	7.6	3.1%
Purchases from external sources	33.9	32.1	1.8	5.6%

Total paperboard tonnage	285.0	275.6	9.4	3.4%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	63.5	63.0	0.5	0.8%
Purchases from external sources	11.8	8.7	3.1	35.6%

Tube, core and composite container converted products	75.3	71.7	3.6	5.0%
Unconverted paperboard shipped to external customers	11.6	10.4	1.2	11.5%

Tube, core and composite container volume	86.9	82.1	4.8	5.8%
Folding carton volume
Paperboard (internal)	22.7	22.6	0.1	0.4%
Purchases from external sources	18.5	19.1	(0.6)	(3.1)%

Folding carton converted products	41.2	41.7	(0.5)	(1.2)%
Unconverted paperboard shipped to external customers	61.9	64.8	(2.9)	(4.5)%

Folding carton volume	103.1	106.5	(3.4)	(3.2)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	25.4	27.9	(2.5)	(9.0)%
Other specialty products volume
Paperboard (internal)	24.3	18.1	6.2	34.3%
Purchases from external sources	3.6	4.3	(0.7)	(16.3)%

Other specialty converted products	27.9	22.4	5.5	24.6%
Unconverted paperboard shipped to external customers	41.7	36.7	5.0	13.6%

Other specialty products volume	69.6	59.1	10.5	17.8%

Total paperboard tonnage	285.0	275.6	9.4	3.4%

Gross paper margins ($/ton):
Paperboard mills:
Average net selling price	$437	$421	$16	3.8%
Average recovered fiber cost	111	88	23	26.1%

Paperboard mill gross paper margin	$326	$333	$(7)	(2.1)%

Tube and core facilities:
Average net selling price	$817	$819	$(2)	(0.2)%
Average paperboard cost	482	466	16	3.4%

Tube and core gross paper margin	$335	$353	$(18)	(5.1)%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Three Months Ended September 30,		Change	% Change
	2004	2003
Paperboard segment
Unconverted paperboard shipped to external customers	140.6	139.8	0.8	0.6%
Paperboard shipped internally to converters in the paperboard segment	17.0	12.1	4.9	40.5%
Paperboard purchased externally by converters in the paperboard segment	0.2	0.3	(0.1)	(33.3)%

Total volume	157.8	152.2	5.6	3.7%

Tube, core and composite container segment
Paperboard (internal)	70.8	69.0	1.8	2.6%
Purchases from external sources	15.2	12.7	2.5	19.7%

Total volume converted	86.0	81.7	4.3	5.3%

Carton and custom packaging segment
Paperboard (internal)	22.7	22.6	0.1	0.4%
Purchases from external sources	18.5	19.1	(0.6)	(3.1)%

Total volume converted	41.2	41.7	(0.5)	(1.2)%

Total paperboard tonnage	285.0	275.6	9.4	3.4%

Paperboard Tonnage. Total paperboard tonnage for the three months ended September 30, 2004, increased 3.4% to 285.0 thousand tons from 275.6 thousand tons for the same period in 2003. Tons sold from paperboard mill production and total tonnage converted increased 3.1% and 6.3%, respectively, for the three months ended September 30, 2004, compared with the same period in 2003.

Total paperboard tonnage increased due to the following factors:

•	An increase in internal conversion by our other specialty and tube, core and composite container operations.

•	An increase in sales of unconverted paperboard to the other specialty and tube, core and composite container end-use markets.

These increases were partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily due to weaker demand in our coated paperboard mill system.

•	A decrease in sales of unconverted paperboard to external customers in the gypsum wallboard facing end-use market.

Sales. Our consolidated sales for the three months ended September 30, 2004, increased 8.2% to $273.8 million from $253.0 million in the same period in 2003. The following table presents sales by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Paperboard	$95,014	$81,485	$13,529	16.6%
Tube, core and composite container	99,872	96,583	3,289	3.4%
Carton and custom packaging	78,903	74,945	3,958	5.3%

Total	$273,789	$253,013	$20,776	8.2%

Paperboard Segment

Sales for the paperboard segment increased due to the following factors:

•	Sales from the paperboard segment’s non-mill operations, which include recovered fiber operations and converting operations, improved by approximately $10.1 million due to an increase in recovered fiber volume and higher selling prices, partially offset by the divestiture of the chemical sales operation in the second quarter of 2004.

•	Higher selling prices for unconverted paperboard accounted for approximately $2.4 million of the increase.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher volume for the tube and core operations which accounted for approximately $2.9 million of the increase.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher carton pricing and volume accounted for approximately $2.2 million of the increase.

•	Higher contract packaging volume accounted for approximately $1.7 million of the increase.

Gross Profit Margin. Gross profit margin for the three months ended September 30, 2004, decreased to 14.9% of sales from 16.3% in the same period in 2003. This margin decrease was due to the following factors:

•	A decline in mill and tube and core gross paper margins accounted for an estimated $3.2 million decrease in gross profit. This decline was due primarily to higher recovered fiber cost partially offset by higher selling prices.

•	Accelerated depreciation expense of approximately $1.3 million related to the closure of the Charlotte, North Carolina carton plant, the Georgetown, Kentucky plastics plant and the Mooresville, North Carolina puzzle operation. These facilities will cease operations in the fourth quarter of 2004 and are a part of our restructuring activities explained below, see “-Restructuring and Impairment Costs.”

•	An $8.7 million increase in recovered fiber sales which have substantially lower gross margins compared with our other business.

These factors were partially offset by:

•	An improvement in selling prices in the carton and custom packaging segment which accounted for an estimated $900 thousand increase in gross profit.

•	Lower energy and fuel costs of approximately $500 thousand improved gross profit in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.9 million for the three months ended September 30, 2004, a 6.6% increase from the same period in 2003. Selling, general and administrative expenses increased due to the following factors:

•	A $1.9 million reversal of a reserve for accounts receivable recorded in the third quarter of 2003 for a significant carton customer that filed Chapter 11 bankruptcy.

•	A $1.6 million expense related to the 2004 vesting of performance accelerated restricted stock.

•	Fees for consultants related to Sabanes-Oxley compliance of approximately $850 thousand.

These factors were partially offset by:

•	Savings of $900 thousand resulting from closing and consolidating facilities.

•	Lower 2004 accounts receivable reserve expense of $1.7 million.

Income (Loss) From Operations. Income from operations for the three months ended September 30, 2004 was $1.9 million, a decrease of $4.5 million compared with operating income of $6.4 million for the same period in 2003. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Paperboard	$8,912	$10,666	$(1,754)	(16.4)%
Tube, core and composite container	1,765	2,712	(947)	(34.9)%
Carton and custom packaging	(2,648)	(1,687)	(961)	(57.0)%
Corporate expense	(6,092)	(5,293)	(799)	(15.1)%

Total	$1,937	$6,398	$(4,461)	(69.7)%

Paperboard Segment

The decrease in income from operations was due to the following factors:

•	Lower paperboard mill gross paper margins accounted for a decrease in income from operations of approximately $1.7 million.

•	Higher restructuring costs of $1.1 million.

•	Expense of approximately $500 thousand related to the vesting of performance accelerated restricted stock.

•	Accelerated depreciation expense of $500 thousand related to closing the puzzle operations at the Mooresville, North Carolina converting operation.

These factors were partially offset by:

•	Higher mill volume accounted for an estimated $1.1 million improvement in income from operations.

•	Lower energy and fuel costs of approximately $500 thousand.

•	Improved operating results of approximately $400 thousand resulting from closing and consolidating facilities.

Tube, Core and Composite Container Segment

The decrease in income from operations was due to the following factors:

•	Lower tube and core gross paper margins accounted for approximately $1.5 million of the decrease.

•	Expense of approximately $250 thousand related to the vesting of performance accelerated restricted stock.

•	Accelerated depreciation expense of $300 thousand related to closing the Georgetown, Kentucky plastics plant.

•	Higher restructuring costs of $375 thousand.

These factors were partially offset by:

•	Higher volume accounted for an estimated $450 thousand improvement in income from operations.

•	Lower accounts receivable reserve expense of $500 thousand.

•	Cost cutting initiatives improved income from operations by an estimated $300 thousand.

Carton and Custom Packaging Segment

The increase in loss from operations was due to the following factors:

•	A $1.9 million reversal of a reserve for accounts receivable recorded in the third quarter of 2003 for a significant carton customer that filed Chapter 11 bankruptcy.

•	Accelerated depreciation expense of $500 thousand related to closing the Charlotte, North Carolina carton plant.

•	Expense of approximately $400 thousand related to the vesting of performance accelerated restricted stock.

These factors were partially offset by a margin and volume improvement which accounted for an estimated $1.7 million improvement in income from operations.

Other Income (Expense). Interest expense decreased 5.0% to $10.7 million for the three months ended September 30, 2004 from $11.3 million for the same period in 2003. This decrease was due to the benefits of fixed to floating interest rate swaps. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $7.7 million for the three months ended September 30, 2004, an improvement of $4.5 million over equity in income from unconsolidated affiliates of $3.2 million for the same period in 2003. This increase was primarily due to a $4.3 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume driven by the strong housing and remodeling markets. Premier Boxboard’s results also improved by approximately $200 thousand in 2004 compared to 2003, primarily due to increased volume and higher selling prices.

(Provision) Benefit for Income Taxes. The effective rate of income tax provision for the three months ended September 30, 2004 was 15.3% compared to a benefit of 10.9% for the same period in 2003. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax provision for the three months ended September 30, 2004 included tax expense relating to an increase in the valuation allowance for state net operating losses.

Net Loss. Due to the factors discussed above, net loss for the three months ended September 30, 2004 was $0.6 million, or $0.02 net loss per common share, compared to net loss of $1.1 million, or $0.04 net loss per common share, for the same period in 2003.

Nine Months Ended September 30, 2004 and 2003

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

	Nine Months Ended September 30,		Change	% Change
	2004	2003
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	745.2	735.1	10.1	1.4%
Purchases from external sources	100.8	88.7	12.1	13.6%

Total paperboard tonnage	846.0	823.8	22.2	2.7%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	186.9	188.4	(1.5)	(0.8)%
Purchases from external sources	33.7	21.6	12.1	56.0%

Tube, core and composite container converted products	220.6	210.0	10.6	5.0%
Unconverted paperboard shipped to external customers	36.6	33.4	3.2	9.6%

Tube, core and composite container volume	257.2	243.4	13.8	5.7%
Folding carton volume
Paperboard (internal)	71.4	68.8	2.6	3.8%
Purchases from external sources	58.2	54.2	4.0	7.4%

Folding carton converted products	129.6	123.0	6.6	5.4%
Unconverted paperboard shipped to external customers	179.3	204.1	(24.8)	(12.2)%

Folding carton volume	308.9	327.1	(18.2)	(5.6)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	77.2	82.0	(4.8)	(5.9)%
Other specialty products volume
Paperboard (internal)	61.2	53.4	7.8	14.6%
Purchases from external sources	8.9	12.9	(4.0)	(31.0)%

Other specialty converted products	70.1	66.3	3.8	5.7%
Unconverted paperboard shipped to external customers	132.6	105.0	27.6	26.3%

Other specialty products volume	202.7	171.3	31.4	18.3%

Total paperboard tonnage	846.0	823.8	22.2	2.7%

Gross paper margins ($/ton):
Paperboard mills:
Average net selling price	$425	$417	$8	1.9%
Average recovered fiber cost	107	87	20	23.0%

Paperboard mill gross paper margin	$318	$330	$(12)	(3.6)%

Tube and core facilities:
Average net selling price	$820	$811	$9	1.1%
Average paperboard cost	473	465	8	1.7%

Tube and core gross paper margin	$347	$346	$1	0.3%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Nine Months Ended September 30,		Change	% Change
	2004	2003
Paperboard segment
Unconverted paperboard shipped to external customers	425.7	424.5	1.2	0.3%
Paperboard shipped internally to converters in the paperboard segment	39.5	36.2	3.3	9.1%
Paperboard purchased externally by converters in the paperboard segment	0.3	2.4	(2.1)	(87.5)%

Total volume	465.5	463.1	2.4	0.5%

Tube, core and composite container segment
Paperboard (internal)	208.6	205.7	2.9	1.4%
Purchases from external sources	42.3	32.1	10.2	31.8%

Total volume converted	250.9	237.8	13.1	5.5%

Carton and custom packaging segment
Paperboard (internal)	71.4	68.7	2.7	3.9%
Purchases from external sources	58.2	54.2	4.0	7.4%

Total volume converted	129.6	122.9	6.7	5.5%

Total paperboard tonnage	846.0	823.8	22.2	2.7%

Paperboard Tonnage. Total paperboard tonnage for the nine months ended September 30, 2004, increased 2.7% to 846.0 thousand tons from 823.8 thousand tons for the same period in 2003. Tons sold from paperboard mill production increased 1.4% for the nine months ended September 30, 2004, compared to the same period in 2003. Total tonnage converted increased 5.3% for the nine months ended September 30, 2004.

Total paperboard tonnage increased due to the following factors:

•	An increase in sales of unconverted paperboard to the other specialty and tube, core and composite container end-use markets.

•	An increase in internal conversion by our tube, core and composite container, folding carton and other specialty operations.

These increases were partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily driven by weak demand in our coated paperboard mill system, combined with the idling of one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Lower sales of unconverted paperboard shipped to our customers in the gypsum end-use market.

Sales. Our consolidated sales for the nine months ended September 30, 2004, increased 6.2% to $799.4 million from $752.8 million for the same period in 2003. The following table presents sales by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2004	2003
Paperboard	$276,320	$245,074	$31,246	12.7%
Tube, core and composite container	293,234	287,122	6,112	2.1%
Carton and custom packaging	229,801	220,562	9,239	4.2%

Total	$799,355	$752,758	$46,597	6.2%

Paperboard Segment

Sales for the paperboard segment increased due to the following factors:

•	Sales in the paperboard segment increased approximately $28.8 million due to higher sales from the paperboard segment’s non-mill operations, which include recovered fiber operations, chemical sales and converting operations. This increase was due to higher selling prices and an increase in recovered fiber sales.

•	Higher selling prices accounted for approximately $3.9 million of the sales increase.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to the following factors:

•	Higher composite container products volume accounted for approximately $3.1 million of the increase.

•	Higher tube and core volume accounted for approximately $3.0 million of the increase.

•	Higher selling prices for tubes and cores accounted for approximately $2.1 million of the increase.

The increases were partially offset by a decline in sales of plastic cores and paperboard partitions of approximately $2.1 million.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher contract packaging volume accounted for approximately $4.8 million of the increase.

•	Higher carton pricing and volume accounted for approximately $4.4 million of the increase.

Gross Profit Margin. Gross profit margin for the nine months ended September 30, 2004, decreased to 15.0% of sales from 16.1% in the same period in 2003. This margin decrease was due to the following factors:

•	A decline in paperboard mill gross paper margins lowered gross profit by approximately $8.7 million. This decline was primarily due to an increase in recovered fiber costs.

•	Accelerated depreciation expense of approximately $1.3 million related to the closure of the Charlotte, North Carolina carton plant, the Georgetown, Kentucky plastics plant and the Mooresville, North Carolina puzzle operation. These facilities will cease operations in the fourth quarter of 2004 and are a part of our restructuring activities explained below, see “-Restructuring and Impairment Costs.”

•	A reserve for inventory of $1.0 million for a specific carton customer that filed Chapter 11 bankruptcy in 2004.

•	A $21.4 million increase in recovered fiber sales which have substantially lower gross margins compared with our other business.

These factors were partially offset by:

•	A $4.1 million decrease in energy and fuel costs for our paperboard mills as a result of increased capacity utilization.

•	A write-off of inventory and equipment in the second quarter of 2003 of $2.9 million in the paperboard and tube, core and composite container segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $103.1 million for the nine months ended September 30, 2004, a 7.6% decrease from the same period in 2003. Selling, general and administrative expenses decreased due to the following factors:

•	Savings of $4.0 million resulting from closing and consolidating facilities.

•	Lower 2004 accounts receivable reserve expense of $2.0 million.

•	Expenses of $1.5 million related to idling one of two coated recycled paperboard machines at our Rittman, Ohio facility recorded in 2003.

•	Lower information technology costs of approximately $1.5 million.

These factors were partially offset by:

•	Higher consolidated accounting costs and fees for consultants related to Sarbanes-Oxley compliance of $2.0 million.

•	Expense of approximately $1.6 million related to the 2004 vesting of performance accelerated restricted stock

Restructuring and Impairment Costs. In March 2003, we announced the permanent closure of our Buffalo Paperboard mill located in Lockport, New York. We recorded a charge of approximately $4.3 million in connection with this closure. The majority of the Buffalo mill’s sales were transferred to our other paperboard mills and our 50 percent owned Premier Boxboard joint venture. The exit plan for Buffalo was completed in May 2004 when the property was sold.

In June 2003, we initiated a plan to permanently close our Ashland, Ohio carton facility. We recorded a charge of $6.7 million in connection with this closure. We restructured this facility in 2002; however, due to severe margin pressure and excess industry capacity, the aggressive downsizing undertaken in December 2002 was unsuccessful so the facility was permanently closed. Substantially all of Ashland’s carton sales were transferred to our other carton manufacturing facilities. During the nine months ended September 30, 2004, we recorded an additional $429 thousand charge for impairment of assets and an additional $2.7 million in severance and other termination benefits and $1.0 million for other exit costs related to this restructuring activity.

In January 2004, we announced the permanent closure of our Cedartown Paperboard mill located in Cedartown, Georgia. During the nine months ended September 30, 2004, we recorded a charge of approximately $1.3 million in connection with this closure, including a $500 thousand impairment charge for assets. All of the paperboard produced at this facility had been consumed internally by our converting operations. The paperboard production was transitioned to our other paperboard mills. This closure is not expected to have a significant impact on our operations and is expected to improve operating results and capacity utilization.

In January 2004, we initiated a plan to centralize the accounting and finance operations to our headquarters located in Austell, Georgia. This action was initiated to enhance the control environment and reduce costs. During the nine months ended September 30, 2004, we recorded a charge of approximately $1.9 million in connection with this plan. This plan is expected to be completed in the fourth quarter of 2004.

In June 2004, we announced the permanent closure of our Charlotte, North Carolina carton facility. During the nine months ended September 30, 2004, we recorded a charge of approximately $603 thousand in connection with this closure. Substantially all of Charlotte Carton’s production will be transferred to our other carton facilities. This closure is not expected to have a significant impact on our operations and is expected to improve operating results and capacity utilization.

In June 2004, we announced the permanent closure of our Georgetown, Kentucky plastics plant. During the nine months ended September 30, 2004, we recorded a charge of approximately $150 thousand in connection with this closure. Substantially all of Georgetown’s production will be transferred to our other plastics plants. This closure is not expected to have a significant impact on our operations and is expected to improve operating results and capacity utilization.

In August 2004, we announced the permanent closure of our puzzle manufacturing operations of our specialty converting plant in Mooresville, North Carolina. During the three months ended September 30, 2004, we recorded a charge of approximately $693 thousand in connection with this closure. This closure is not expected to have a significant impact on our operating results.

During 2001 and 2002, we initiated restructuring activities to consolidate our Carolina Converting Inc. operation with our Carolina Components operation, to close the Chicago paperboard mill, to close the Halifax paperboard mill and to close our Jacksonville, Florida tube plant. During the nine months ended September 30, 2004, we incurred an additional $884 thousand charge for impairment of assets and an additional $43 thousand for other exit costs related to these restructuring activities. All of these restructuring activities are substantially complete except for selling the real estate or fulfilling our obligation under a real estate lease.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Income from operations for the nine months ended September 30, 2004, was $7.1 million, an increase of $6.4 million compared with operating income of $727 thousand for the same period in 2003. The following table presents income (loss) from operations by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2004	2003
Paperboard	$20,963	$17,261	$3,702	21.4%
Tube, core and composite container	9,591	7,652	1,939	25.3%
Carton and custom packaging	(6,711)	(7,961)	1,250	15.7%
Corporate expense	(16,721)	(16,225)	(496)	(3.1)%

Total	$7,122	$727	$6,395	879.6%

Paperboard Segment

Income from operations increased due to the following factors:

•	Improved operating results of approximately $4.3 million resulting from closing and consolidating facilities.

•	Lower fuel and energy costs of $4.1 million. The decrease in costs was primarily due to higher operating rates by producing more paperboard tons using fewer machines.

•	Lower restructuring costs of $1.7 million.

•	A write-off of inventory of $1.7 million in the second quarter of 2003.

•	Lower accounts receivable reserve expense of $1.5 million.

•	Expenses of $1.5 million related to idling one of two coated recycled paperboard machines at our Rittman, Ohio facility recorded in 2003.

These factors were partially offset by:

•	Lower paperboard mill gross paper margins, which accounted for a decrease in income from operations of approximately $8.7 million, which was driven by recovered fiber cost increases.

•	Higher accounting, marketing and information technology costs formerly recorded as corporate expenses of approximately $1.2 million in 2003.

•	Expense of approximately $500 thousand related to the vesting of performance accelerated restricted stock.

•	Accelerated depreciation expense of approximately $500 thousand related to the Mooresville, North Carolina puzzle operation.

Tube, Core and Composite Container Segment

Income from operations increased due to the following factors:

•	The write-off of inventory and equipment of $1.2 million in the second quarter of 2003.

•	Higher volume and slightly higher gross paper margins accounted for an estimated $800 thousand improvement in income from operations.

•	Lower accounts receivable reserve expense of approximately $500 thousand.

These factors were partially offset by:

•	Expense of approximately $250 thousand related to the vesting of performance accelerated restricted stock.

•	Accelerated depreciation expense of approximately $300 thousand related to the closure of the Georgetown, Kentucky plastics plant.

Carton and Custom Packaging Segment

The decline in the loss from operations was due to the following factors:

•	Improved operating results of approximately $1.8 million resulting from closing and consolidating operations.

•	Higher volume accounted for an estimated improvement of approximately $1.1 million.

•	Lower restructuring costs of approximately $300 thousand.

These factors were partially offset by:

•	A reserve for inventory and accounts receivable of approximately $1.0 million for a specific carton customer that filed Chapter 11 bankruptcy in 2004.

•	Accelerated depreciation expense of approximately $500 thousand related to closure of the Charlotte, North Carolina carton plant.

•	Expense of approximately $400 thousand related to the vesting of performance accelerated restricted stock.

Other Income (Expense). Interest expense remained essentially flat during the nine months ended September 30, 2004 compared to the same period in 2003. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $16.8 million for the nine months ended September 30, 2004, an improvement of $12.1 million over equity in income from unconsolidated affiliates of $4.7 million for the same period in 2003. This increase was primarily due to an $11.2 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume driven by the strong housing and remodeling markets. Premier Boxboard’s results improved $600 thousand for the nine-month period ended September 30, 2004 compared to 2003, primarily due to increased volume and higher selling prices, partially offset by higher recovered fiber costs.

Benefit for Income Taxes. The effective rate of income tax benefit for the nine months ended September 30, 2004, was 26.1% compared to 35.7% for the same period in 2003. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax benefit for the nine months ended September 30, 2004 included tax expense relating to an increase in the valuation allowance for state net operating losses.

Net Loss. Due to the factors discussed above, net loss for the nine months ended September 30, 2004 was $5.6 million, or $0.20 net loss per common share, compared to net loss of $18.1 million, or $0.65 net loss per common share, for the same period in 2003.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. For the nine-month period ended September 30, 2004, the Company provided $28.7 million cash from operating activities compared with a source of cash of $42.8 million during the same period in 2003. See “—Cash from Operations” below. We believe that our cash on hand at September 30, 2004 of $89.2 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Alternative products such as flexible packaging and plastics which replaced certain paperboard packaging products.

•	Continued export of domestic manufacturing operations.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

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

The availability of liquidity from borrowings under our senior credit facility is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2003 and the nine months ended September 30, 2004, except for certain defaults for which we obtained waivers from our lenders. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe it is likely that we will be in compliance with our covenants under the senior credit agreement for the balance of 2004 and the foreseeable future.

Borrowings. At September 30, 2004 and December 31, 2003, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	September 30, 2004	December 31, 2003
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	275,000	285,000
7 3/8% senior notes	189,750	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,735	9,895
Mark-to-market value of interest swap agreements	(19)	(1,145)
Realized interest rate swap gains (1)	13,551	15,107

Total debt	$517,017	$531,107

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swap agreements are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of September 30, 2004, no borrowings were outstanding under the facility; however, an aggregate of $38.9 million in letter of credit obligations were outstanding. Availability under the facility at September 30, 2004, was limited to $26.1 million after taking into consideration outstanding letter of credit obligations and minimum borrowing availability requirements.

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

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstanding) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstanding) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at September 30, 2004. Based on levels of accounts receivable, inventory and liquidity at September 30, 2004 and expectations for the remainder of 2004, we do not expect to be required to measure the fixed charge ratio covenant in 2004.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our Company.

We were in compliance with the covenants under our senior credit facility as of September 30, 2004, except for certain defaults with respect to our sale of assets for approximately $182 thousand and our repurchase of $10.0 million of our 9 7/8% senior subordinated notes, for which we obtained an amendment from our lenders that waived these defaults.

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

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all of our domestic subsidiaries, other than one that is not wholly-owned. In August 2004 we purchased $10.0 million of these notes in the open market.

See “Subsequent Events” regarding the purchase of an additional $10.0 million of our 9 7/8% senior subordinated notes in the open market and the amendment to our senior credit facility.

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

In May 2003, we unwound the remaining $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes, and received approximately $4.6 million from the bank counter-party. Simultaneously, we unwound $50.0 million of our remaining interest rate swap agreements related to the 7 3/8% senior notes, and received approximately $7.1 million. The $11.7 million gain, which is classified as a component of debt, will be accreted to interest expense over the remaining life of the notes and will partially offset the increase in interest expense. The $4.6 million gain lowered the effective interest rate of the 9 7/8% senior subordinated notes by approximately 30 basis points. The $7.1 million gain lowered the effective interest rate of the 7 3/8% senior notes by approximately 80 basis points.

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

See “Subsequent Events” regarding the unwinding of our December 2003 and April 2004 swap agreements.

Off-Balance Sheet Arrangements – Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Standard Gypsum manufactures gypsum wallboard, and Premier Boxboard is a low-cost recycled paperboard mill that produces lightweight gypsum facing paper and containerboard grades.

Since December 31, 2003, the only change in our obligations with respect to the letter of credit obligations of these joint ventures, or in the additional contingencies related to buy-sell agreements for our interests in the joint ventures was the reduction of our letter of credit obligations related to Premier Boxboard Limited from $5.3 million to $800 thousand as of September 30, 2004. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cash from Operations. Cash provided by operations was $28.7 million for the nine months ended September 30, 2004, compared with cash generated from operations of $42.8 million for the same period in 2003. The $14.1 million decline in operating cash flow was due to the following factors:

•	An $18.8 million use of cash related to an increase in accounts receivable. The increase in accounts receivable was due to higher sales for the comparative periods, partially offset by improved collections.

•	A $17.2 million federal tax refund was received in the first quarter of 2003.

•	A $14.5 million source of cash in 2003 related to a significant reduction of inventory as a result of management initiatives executed in 2003.

In addition to improved operating results, the following factors partially offset the factors above:

•	A $27.5 million source of cash as a result of changes in accrued liabilities. This source was the result of an $11.7 million payment towards our pension liability in 2003, a $4.7 million payment of liabilities owed to our 50% owned, unconsolidated joint venture, Premier Boxboard Limited, in the first quarter of 2003, higher payments in 2003 for restructuring initiatives and higher accrued compensation in 2004.

•	A $7.9 million increase in cash distributions from our 50% owned, unconsolidated joint venture, Standard Gypsum.

Capital Expenditures. Capital expenditures were $15.6 million for the nine months ended September 30, 2004, versus $14.7 million for the same period in 2003. Aggregate capital expenditures of approximately $20.0 million are anticipated for 2004. To conserve cash, we intend to limit capital expenditures to cost reduction, productivity improvement and replacement projects.

Inflation

Raw material and energy cost changes have had, and continue to have, a significant effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

Subsequent Events

In October 2004, we purchased $10.0 million of our 9 7/8% senior subordinated notes in the open market for $10.8 million. This purchase reduced our total long term debt. Our Board of Directors has authorized additional purchases of up to $10.0 million of our senior subordinated notes as market conditions warrant. However, these purchases may be limited by compliance with certain debt obligation agreements.

In October 2004, we unwound the $50.0 million December 2003 and the $50.0 million April 2004 interest swap agreements related to the 9 7/8% senior subordinated notes and received approximately $5 thousand from the bank counter-party. Unwinding these agreements eliminated all of our interest rate swap agreements.

In October 2004, we completed the sale of our Chicago Paperboard property for $11.1 million in net cash proceeds. This transaction will result in an approximately $10.1 million gain and will be included in our fourth quarter results.

In October 2004, we obtained an amendment from our lenders which waived certain defaults with respect to our sale of assets and repurchase of our 9 7/8% senior subordinated notes.

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

Risk Factors

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Except as described in Part I, Item 4, under “Controls and Procedures,” there have been no significant developments with respect to our risk factors since December 31, 2003.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

In conjunction with its 2002 audit of our financial statements, our independent accountants, Deloitte & Touche LLP, identified certain items they described as “reportable conditions,” relating primarily to the decentralized nature of our Company and the inconsistent application of certain written policies. In 2003, the Company undertook a process of implementing improvements to its policies and engaged PricewaterhouseCoopers LLP to do an extensive evaluation of the Company’s internal controls, both to prepare our Company to comply with the new annual certification regarding internal control over financial reporting that will be required as of December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking, as well as to assist the Company in conforming to certain “best practices” recommendations with respect to internal controls. In 2003, Deloitte & Touche did not identify any “reportable conditions” in connection with the audit of the Company’s financial statements.

Our efforts to implement improvements in these areas continue. Among the measures we have undertaken include costly projects to centralize our accounting functions and reorganize our information technology department. These projects, which represent both operational and compliance risks, require significant resources, and have stretched the capacity of our personnel to meet the implementation schedule. In addition, as we have moved into the testing phase of these projects, we have continued to discover issues, primarily regarding the inconsistent application of policies, that will require further effort to remediate if we are to be successful in enabling management to provide the required report, and our independent auditors to provide the required attestation, by the compliance deadline. Although we have made these projects a top priority for our Company, we can give no assurance that our compliance efforts will be completed on a timely and successful basis to enable management and our independent auditors to provide the required report and attestation. Additional information regarding these matters, as supplemented by the disclosures herein, is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.”

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

b)	Reports on Form 8-K

We furnished one current report on Form 8-K during the quarter ended September 30, 2004. This report, furnished on August 2, 2004, attached our press release announcing our financial results for the quarter ended June 30, 2004, and attached transcript of the July 28, 2004 conference call.

SIGNATURES

Pursuant to the requirements Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Vice President and Chief Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit No.			Description
3.01		—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02		—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01	†	—	Employment Agreement, dated July 15, 2004, between the Company and Michael J. Keough

10.02	†	—	Employment Agreement dated August 20, 2004 between the Company and Steve Kelchen

10.03	†	—	Fourth Amendment to Credit Agreement, dated as of October 25, 2004, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A., as Administrative Agent.

31.01	†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith