Form 10-K/A
period 2002-12-31
CARAUSTAR INDUSTRIES INC
filed 2005-01-14
CIK 825692

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”) is to amend Exhibit 99.04 to the 2002 10-K to correct the inadvertent omission of the name and conformed signature of Ernst & Young LLP to the report of independent auditors dated March 28, 2003 included in that exhibit. In order to preserve the nature and character of the disclosures set forth in the 2002 10-K as originally filed, except as otherwise expressly stated herein, this amendment does not speak to, or reflect, events occurring after the original filing of our 2002 10-K on March 31, 2003.

The Items of our 2002 10-K which are amended and restated herein are:

Part IV

Item 15(c)— Exhibits.

Signatures.

Exhibits — Exhibits 31.01 (formerly included immediately following the signature pages), 31.02 (formerly included immediately following the signature pages), 32.01 (formerly Exhibit 99.01), 32.02 (formerly Exhibit 99.02) and Exhibit 99.04 have been refiled or refurnished, as applicable.

All information contained in the 2002 10-K, as amended hereby, shall be deemed updated or superseded, as applicable, by the reports (including any amendments to such reports) we have filed, and will file, with the SEC subsequent to the original filing of our 2002 10-K. You should read this amendment together with these subsequent reports, for updated disclosures on certain matters discussed in our 2002 10-K.

ITEM 15(c) EXHIBITS

The exhibits to this amended report on Form 10-K/A are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Vice President and Chief Financial Officer

Date: January 14, 2005

EXHIBIT INDEX

Exhibit No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.03	—	Credit Agreement, dated as of March 29, 2001, among the Company, certain subsidiaries of the Company, various lenders, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Deutsche Banc Alex. Brown Inc. as Joint Lead Arrangers and Joint Book Managers and Credit Suisse, First Boston and Credit Lyonnais New York Branch as Co-Documentation Agents (Incorporated by reference — Exhibit 10.03 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.04	—	Amendment No. 1 to Credit Agreement, dated as of September 10, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by Reference — Exhibit 10.04 to report on Form 10-Q for the quarter ended September 30, 2001 [SEC File No. 0-20646]

10.05	—	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.05 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.06	—	Amendment No. 3 to Credit Agreement, dated as of January 22, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.06 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.07	—	Amendment No. 4 to Credit Agreement, dated as of September 23, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.07 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])

74

Table of Contents

Exhibit No.		Description

10.08	—	Amendment No. 5 to Credit Agreement, dated as of December 27, 2002, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.09	—	Amendment No. 6 to Credit Agreement, dated as of March 28, 2003, by and among the Company, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, the banks listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.9 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.10	—	Security Agreement, dated as of September 23, 2002, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.08 to report on Form 10-Q for the nine months ended September 30, 2002 [SEC File No. 0-20646])

10.11	—	First Amendment to Security Agreement, dated as of March 28, 2003, among the Company, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Collateral Agent (Incorporated by reference — Exhibit 10.11 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.12*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.13*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.14*	—	1987 Executive Stock Option Plan (Incorporated by reference — Exhibit 10.09 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.15*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.16*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])

10.17*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

10.18*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.19*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

10.20	—	Asset Purchase Agreement between Caraustar Industries, Inc., Sprague Paperboard, Inc. and International Paper Company, dated as of March 4, 1999 (Incorporated by reference — Exhibit 10.17 to report on Form 10-Q for the quarter ended March 31, 1999 [SEC File No. 0-20646])

10.21	—	Guaranty Agreement, dated as of July 30, 1999, as amended of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.22	—	Fifth Amendment to Guaranty Agreement, dated as of September 20, 2002, of the Company in favor of SunTrust Bank Atlanta (Incorporated by reference — Exhibit 10.19 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.23	—	Seventh Amendment to Guaranty Agreement, dated as of March 28, 2003, of the Company in favor of SunTrust Bank (Incorporated by reference — Exhibit 10.23 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.24	—	Third amendment to Amended and Restated Revolving Credit Agreement, dated as of March 28, 2003, between Premier Boxboard Limited LLC and SunTrust Bank (Incorporated by reference — Exhibit 10.24 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.25	—	Second Amended and Restated Parent Guaranty, dated as of August 1, 1999, as amended, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.20 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.26	—	Revised Fifth Amendment to Parent Guaranty, dated as of September 23, 2002, of the Company in favor of Toronto-Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.27	—	First Agreement Regarding Amendments to Loan Documents, dated as of March 28, 2003, among Standard Gypsum L.L.C., Temple-Inland, Inc., Temple-Inland Forest Products Corporation, the Company and Toronto Dominion (Texas), Inc., as Administrative Agent (Incorporated by reference — Exhibit 10.27 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.28	—	Irrevocable Standby Letter of Credit, dated March 28, 2003, in favor of Toronto Dominion (Texas), Inc. upon application of the Company (Incorporated by reference — Exhibit 10.28 to report on Form 10-K/A for the year ended December 31, 2001 [SEC File No. 0-20646])

10.29	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.30	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.31		Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference – Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)

10.32	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference – Exhibit 10.25 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

10.33*	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough (Incorporated by reference – Exhibit 10.26 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

75

Table of Contents

Exhibit No.		Description

10.34*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

10.35*	—	Resignation Agreement, dated October 8, 2002, between the Company and Henry L. Thrash, III (Incorporated by reference – Exhibit 10.28 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

10.36	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference – Exhibit 10.29 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

10.37#*	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.30 to Report on Form 10-Q dated September 30, 2002 [SEC File No. 0-20646])

12.01**	—	Computation of Ratio of Earnings to Fixed Charges

21.01**	—	Subsidiaries of the Registrant

23.01	—	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a)***

23.02**	—	Consent of Deloitte and Touche LLP

23.03**	—	Consent of Ernst & Young LLP (with respect to financial statements of Smurfit Industrial Packaging Group (a business unit of Jefferson Smurfit Corporation (U.S.)) as of and for the years ended December 31, 2001)

23.04**	—	Consent of Ernst & Young LLP (with respect to financial statements of Standard Gypsum LP as of and for the year ended December 28, 2002)

31.01†	—	Certification of CEO—pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously included immediately following the signature pages)

31.02†	—	Certification of CFO—pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously included immediately following the signature pages)

32.01†	—	Certification of CEO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO – pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.03	—	Entire contents of Items 2 and 7 of Form 8-K/A filed December 16, 2002 (financial statements and related information with respect to Smurfit Industrial Packaging Group (a business unit of Jefferson Smurfit Corporation (U.S.)). (Incorporated by reference — Form 8-K/A filed December 16, 2002 [SEC File No. 0-20646])

99.04†	—	Financial statements of Standard Gypsum LP as of and for the year ended December 28, 2002

†	Filed herewith

*	Management contract or compensatory plan required to be filed under Item 14(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.

#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, H. Lee Thrash, III, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals

**	Previously filed.

***	Because the Company has not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen LLP to the inclusion of their report dated February 1, 2002 included in Exhibit 99.04 to this amended report on Form 10-K/A (copies of which have been reproduced in this amended report) and to the incorporation by reference of such reports into the Company’s previously filed registration statements, the Company has dispensed with the filing of their consent in reliance on Rule 437a under the Securities Act. Because Arthur Andersen LLP has not consented to the inclusion of their report in this amended Report on Form 10-K/A or in such registration statements, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act, or under other rules or theories of liability under federal or state securities laws, based on any untrue statement of a material fact contained in the Company’s financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated in those financial statements. Additional information regarding the risks associated with the Company’s former engagement of Arthur Andersen LLP as its independent auditors is contained in the Report on Form 10-K for the year ended December 31, 2002 as originally filed under “— Risk Factors—The conviction of our former independent auditors, Arthur Andersen, LLP on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing service to us and may impede our access to the capital markets” and in the Company’s periodic reports filed with the Securities and Exchange Commission.

76