Form 10-K/A
period 2003-12-31
CARAUSTAR INDUSTRIES INC
filed 2005-01-14
CIK 825692

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) is to amend certain disclosures in response to comments we received on the 2003 10-K from the accounting staff of the Division of Corporation Finance of the Securities and Exchange Commission. In order to preserve the nature and character of the disclosures set forth in the 2003 10-K as originally filed, except as otherwise expressly stated herein, this amendment does not speak to, or reflect, events occurring after the original filing of our 2003 10-K on March 15, 2004.

The Items of our 2003 10-K which are amended herein are:

Part I

Risk Factors (which are included in Part II of this Amendment).

Part II

Item 6. — Selected Financial Data.	2

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 8 — Financial Statements and Supplementary Data.	33

Part IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.	77

Signatures.	79

Exhibits — Exhibits 23.01, 23.02, 31.01, 31.02, 32.01 and 32.02 have been refiled or refurnished, as applicable.	80

All information contained in the 2003 10-K, as amended herein, shall be deemed updated or superseded, as applicable, by the reports (including any amendments to such reports) we have filed, and will file, with the SEC subsequent to the original filing of our 2003 10-K. You should read this amendment together with these subsequent reports, for updated disclosures on certain matters discussed in our 2003 10-K.

PART II

INTRODUCTION

Caraustar Industries, Inc. operated its business through 26 subsidiaries across the United States, Canada, Mexico and the United Kingdom as of March, 2004. As used herein, “we,” “our,” “us,” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other filings with the Security and Exchange Commission (“SEC”), free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

FORWARD-LOOKING INFORMATION

This amended annual report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on our beliefs and assumptions, as well as information currently available to us. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions may identify forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially depending on a variety of important factors, including, but not limited to, those identified under the caption “— Risk Factors” below and other factors discussed elsewhere in this annual report and the Company’s other filings with the SEC. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data and ratios)
Summary of Operations
Sales	$992,220	$936,779	$900,256	$1,014,615	$936,928
Cost of sales	819,349	767,955	720,018	810,705	730,611

Gross profit	172,871	168,824	180,238	203,910	206,317
Selling, general and administrative expenses	163,930	150,044	146,934	145,268	125,784
Restructuring and impairment costs	15,142	12,713	7,083	16,777	—

(Loss) income from operations	(6,201)	6,067	26,221	41,865	80,533
Other (expense) income:
Interest expense	(43,905)	(38,115)	(41,153)	(34,063)	(25,456)
Interest income	1,026	1,652	986	412	603
Loss on extinguishment of debt	—	—	(4,305)	—	—
Write-off of deferred debt costs	(1,812)	—	—	—	—
Equity in income (loss) of unconsolidated affiliates	8,354	2,488	(2,610)	6,533	9,224
Other, net	208	130	(1,434)	(918)	(459)

	(36,129)	(33,845)	(48,516)	(28,036)	(16,088)

(Loss) income before minority interest and income taxes	(42,330)	(27,778)	(22,295)	13,829	64,445
Minority interest in losses (income)	196	235	180	(169)	(356)
Benefit (provision) for income taxes	15,099	9,623	7,513	(5,485)	(23,142)

Net (loss) income	$(27,035)	$(17,920)	$(14,602)	$8,175	$40,947

Diluted weighted average shares outstanding	27,993	27,871	27,845	26,301	25,199
Per Share Data
Net (loss) income	(0.97)	(0.64)	(0.52)	0.31	1.62
Cash dividends declared	0.00	0.00	0.18	0.72	0.72
Market price on December 31	$13.80	$9.48	$6.93	$9.38	$24.00
Shares outstanding December 31	28,222	27,907	27,854	26,205	25,488
Total Market Value of Common Stock	$389,464	$264,558	$193,028	$245,803	$611,712
Balance Sheet Data
Cash and cash equivalents	$85,551	$34,314	$64,244	$8,900	$18,771
Property, plant and equipment, net	410,772	443,395	450,376	483,309	479,856
Depreciation and amortization	30,991	54,246	64,340	60,858	52,741
Capital expenditures	20,006	22,542	28,059	58,306	35,696
Total assets	960,545	990,333	960,981	934,097	879,880
Current maturities of long-term debt	106	70	48	1,259	16,615
Revolving credit loans	—	—	—	194,000	140,000
Long-term debt, less current maturities	531,001	532,715	508,691	272,813	269,739
Shareholders’ equity	219,877	241,681	279,579	279,808	279,184
Total shareholder’s equity and debt	$750,984	$774,466	$788,318	$747,880	$705,538

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last three years, the pace of our acquisition activity, and correspondingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities. During the third quarter of 2002, we acquired certain operating assets (excluding accounts receivable) of Smurfit-Stone’s Industrial Packaging Group. In addition, during the first quarter of 2003 we completed the purchase of our venture partner’s interest in Caraustar Northwest, LLC located in Tacoma, WA. See “–Liquidity and Capital Resources –Acquisitions.”

We are a holding company that operated our business through 26 subsidiaries as of March, 2004. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “—Liquidity and Capital Resources” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 – 5 years depending on such factors as gross domestic production (GDP), interest rates and other factors. As these demand drivers fluctuate, we typically experience decreases in volume and revenue in our business. Since late 1999, the recycled paperboard and converted paperboard products industry has been in a down cycle. While we believe that future operating results may improve, we cannot ascertain when or to what extent this may occur.

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

MILL CAPACITY UTILIZATION

(1)	Excludes closed or idled machines

Source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and 2003, restructuring charges have totaled $34.9 million, of which approximately $21.0 million have been noncash charges, See “Results of Operations 2003 – 2002 and 2002 – 2001.” We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results initially in increased cash outlays and expenses, such as severance costs.

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

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our converting machinery. In 2001, the average energy cost in our mill system was approximately $57 per ton compared to $50 per ton in 2002, a 12.3% decline. In 2003 energy costs averaged $61 per ton, an increase of 22.2% from 2002. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, as the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See “— Risk Factors – Our operating margins may be adversely affected by rising energy costs.”

We raise our selling prices in response to increases in raw material and energy costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We do have contractual arrangements with 10 customers as of the end of 2003 that permit us to adjust pricing periodically for changes in raw materials such as fiber and energy based on published indices. Revenue associated with such contracts was approximately $147.5 million in 2003 and $135.1 million in 2002.We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See “— Risk Factors – Our business and financial performance may be harmed by future increases in raw material costs.”

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information.

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments, which have averaged approximately 1.1% of sales for the years ended December 31, 2003, 2002 and 2001, are provided for in the same period as the related revenues are recorded and are determined based on historical experience or specific customer arrangements.

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. When we become aware of a customer whose continued operating success is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for current shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for noncollectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2003, 2002 and 2001 was $4.2 million, $4.1 million and $3.5 million, respectively, and our provision for uncollectible accounts was $7.0, $6.4 and $5.3 million for the years ending 2003, 2002 and 2001, respectively. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable. During the second quarter of 2003 one of our significant carton customers, Spalding Sports, filed Chapter 11 bankruptcy unexpectedly, and we were required to write-off uncollectible accounts receivable of $2.2 million, net of the $1.1 million recovery recorded in the third quarter of 2003.

Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. Inventory over six months old is generally deemed unsaleable at first quality prices unless customer arrangements or other special circumstances exist. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory; however, in 2003, 2002 and 2001, these write-offs, other than those related to specific customer bankruptcies, were insignificant.

Goodwill. We test the carrying amount of goodwill at least annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Impairment testing is performed in accordance with SFAS 142, Goodwill and Other Intangible Assets and is based on a discounted cash flow approach to determine the fair value of each reporting unit. The determination of fair value requires significant management judgment, including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. We also test the sensitivities of fair value estimates to changes in our growth assumptions of sales volumes, selling prices and costs. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment were indicated, we would estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit attributed to those net assets. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. We also use judgment in assessing whether we should test for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. Based on our annual goodwill impairment testing, we have determined that none of our $183.1 million of goodwill is impaired.

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

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers compensation liability is estimated based on actual claims as established by a third party administrator and increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid, represents the liability that we record in our financial statements. The primary controllable driver of our workers compensation liability is the loss development factor, which estimates the amount to which one dollar in actual claims incurred will ultimately grow over the life of the claim, which may be several years. A 10.0% change in the loss development factors utilized for 2003 would have resulted in a $245 thousand change in workers’ compensation expense and accrued liability at December 31, 2003. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor of 75 days. The lag factor represents an estimate based on historical experience of claims that have been incurred and should be recorded as a liability, but have not been reported. A 10% change in the lag factor would have resulted in a $530 thousand change in our healthcare costs and accrued liability at December 31, 2003. Future actual costs related to self-insured coverages will depend on claims incurred, medical cost trends, which have increased in recent years, safety performance and various other factors related to our employee population, which has decreased in recent years. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

At December 31, 2003, we had net federal and state deferred tax assets related to net operating losses of $34.5 million. Valuation allowances of $4.0 million have been established for a portion of these deferred tax assets. For additional information, see Note 11 to Consolidated Financial Statements.

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

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly affect depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet. In the fourth quarter of 2002, we completed a comprehensive review of the remaining estimated useful lives of our machinery and equipment. As a result of this review, we revised our estimate of the useful lives for production machinery and equipment from an average of approximately 10 years to an average of approximately 20 years. We believe that the change more appropriately reflects the useful lives of the assets. The effect of this change in estimated useful lives has been accounted for on a prospective basis. The estimated impact of this change was a decrease in depreciation expense in the fourth quarter of 2002 of approximately $7.6 million and a decrease of $22.5 million in 2003. This change decreased the net loss and net loss per common share by approximately $4.8 million or $0.17 per common share and $14.1 million or $0.51 per common share for the years ended December 31, 2002 and 2003.

Freight Cost Reclassification Freight costs represent the cost of delivering finished goods to our customers and include amounts paid to a third party or the costs of using our own delivery trucks. Freight costs are now reported as a component of cost of sales. However, in prior years, freight costs were reported as a separate line item after gross profit. This reclassification was made because management felt that this presentation is more comparable to our competitors and would be beneficial to users of our financial statements. The freight costs reclassified in 2002 and 2001 and the resulting impact on gross profit was as follows (in thousands):

	Years Ended December 31,
	2002	2001
Gross profit reported in 2002 10-K	$225,881	$233,514
Freight cost reclassification	57,057	52,806
Other reclassification	0	470

Gross profit reported in 2003 10-K	$168,824	$180,238

Percentage change in gross profit	25%	23%

Results of Operations 2002 — 2003

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average net selling price, average cost per ton, and selling price in excess of cost is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. These are considered non-GAAP measures and a reconciliation to comparable GAAP measures is presented below. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See – “Risk Factors” for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Years Ended December 31,
	2002	2003	Change	% Change
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	952.8	958.9	6.1	0.6%
Purchases from external sources	118.5	118.5	0.0	0.0%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	206.5	248.1	41.6	20.1%
Purchases from external sources	27.0	32.7	5.7	21.1%

Tube, core and composite container converted products	233.5	280.8	47.3	20.3%
Unconverted paperboard shipped to external customers	39.5	43.3	3.8	9.6%

Tube, core and composite container volume	273.0	324.1	51.1	18.7%
Folding carton volume
Paperboard (internal)	97.2	87.5	(9.7)	(10.0)%
Purchases from external sources	82.8	69.3	(13.5)	(16.3)%

Folding carton converted products	180.0	156.8	(23.2)	(12.9)%
Unconverted paperboard shipped to external customers	265.6	261.4	(4.2)	(1.6)%

Folding carton volume	445.6	418.2	(27.4)	(6.1)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	138.1	106.6	(31.5)	(22.8)%
Other specialty products volume
Paperboard (internal)	64.7	70.7	6.0	9.3%
Purchases from external sources	8.7	16.5	7.8	89.7%

Other specialty converted products	73.4	87.2	13.8	18.8%
Unconverted paperboard shipped to external customers	141.2	141.3	0.1	0.1%

Other specialty products volume	214.6	228.5	13.9	6.5%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

Paperboard mills ($/ton):
Average net selling price	$402	$418	$16	4.0%
Average recovered fiber cost	85	88	3	3.5%

Paperboard mill selling price in excess of recovered fiber cost	$317	$330	$13	4.1%

Tube and core facilities ($/ton)::
Average net selling price	$789	$807	$18	2.3%
Average paperboard cost	445	464	19	4.3%

Tube and core selling price in excess of paperboard cost	$344	$343	$(1)	(0.3)%

The following table shows paperboard shipment volume for each of our business segments (thousands of tons).

	Years Ended December 31,
	2002	2003	Change	% Change
Paperboard
Unconverted paperboard shipped to external customers	584.4	552.6	(31.8)	-5.4%
Paperboard shipped internally to converters in the paperboard segment	49.8	53.8	4.0	8.0%
Paperboard purchased externally by converters in the paperboard segment	3.6	2.0	(1.7)	-46.0%

Total volume	637.8	608.3	(29.5)	-4.6%

Tube, core and composite container
Paperboard (internal)	221.4	265.1	43.6	19.7%
Purchases from external sources	32.1	47.2	15.1	47.0%

Total volume converted	253.5	312.3	58.7	23.2%

Carton and custom packaging
Paperboard (internal)	97.2	87.5	(9.7)	-10.0%
Purchases from external sources	82.8	69.3	(13.5)	-16.3%

Total volume converted	180.0	156.8	(23.2)	-12.9%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

The following is a reconciliation of non-GAAP measures for our paperboard segment and tube, core and composite container segment to a comparable GAAP measure (dollars in thousands).

	Years Ended December 31,
	2002	2003
Paperboard Segment
Unconverted paperboard shipped to external customers (tons)	584,400	552,600

Non-GAAP Sales (1)	$234,929	$230,987
GAAP Adjustment (2)	88,088	91,000

GAAP Sales	323,017	321,987

Non-GAAP Cost of Sales (3)	(49,674)	(48,629)
GAAP Adjustment (4)	(190,793)	(183,548)

GAAP Cost of Sales	(240,467)	(232,177)

Non-GAAP Gross Profit	185,255	182,358
GAAP Adjustments	(102,705)	(92,548)

GAAP Gross Profit	$82,550	$89,810

Non-GAAP Paperboard mill selling price in excess of recovered fiber cost per ton	$317	$330

GAAP gross profit per ton	$141	$163

	Year Ended December 31,
	2002	2003
Tube, Core and Composite Container Segment
Tube and core volume (tons) excluding partition and composite container volume	226,875	281,682
Non-GAAP Sales (5)	$179,004	$227,317
GAAP Adjustment (6)	114,213	152,827

GAAP Sales	293,217	380,144

Non-GAAP Cost of Sales (7)	(100,959)	(130,700)
GAAP Adjustment (8)	(147,693)	(199,175)

GAAP Cost of Sales	(248,652)	(329,875)

Non-GAAP Gross Profit	78,045	96,617
GAAP Adjustments	(33,480)	(46,348)

GAAP Gross Profit	$44,565	$50,269

Non-GAAP tube and core selling price in excess of paperboard cost per ton	$344	$343
GAAP gross profit per ton	$196	$178

(1)	Non-GAAP sales are comprised of all sales generated as a result of shipping unconverted paperboard to external customers, exclusive of brokered sales transactions.

(2)	GAAP adjustments consist of brokered sales transactions which have no related fiber costs.

(3)	Recovered fiber costs.

(4)	GAAP adjustments include the cost of labor, energy, freight, repairs and maintenance, other manufacturing overhead and all other costs of sales excluding recovered fiber cost.

(5)	Non-GAAP sales consist of converted volume at the average net selling price, exclusive of partition, plastic and composite container sales.

(6)	GAAP adjustments consist of converted products other than tube, core and composite containers; chemical sales; and packaging and plastic products.

(7)	Paperboard costs.

(8)	GAAP adjustments include the cost of labor, energy freight, repairs and maintenance, other manufacturing overhead and all other costs of sales excluding paperboard costs.

The following is a reconciliation of GAAP gross profit to consolidated statements of operations (in thousands).

	Years Ended December 31,
	2002	2003
Paperboard segment gross profit	$82,550	$89,810
Tube, core and composite container gross profit	44,565	50,269
Carton and custom packaging gross profit	41,709	32,792

Consolidated gross profit	$168,824	$172,871

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

Sales. Our consolidated sales for the year ended December 31, 2003 increased 5.9% to $992.2 million from $936.8 million in 2002. The following table presents sales by business segment (in thousands):

	For Years Ended December 31,		$ Change	% Change
	2002	2003
Paperboard	$323,017	$321,987	$(1,030)	(0.3)%
Tube, core and composite container	293,217	380,144	86,927	29.6%
Carton and custom packaging	320,545	290,089	(30,456)	(9.5)%

Total	$936,779	$992,220	$55,441	5.9%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume of 31,800 tons, as explained above, which accounted for approximately $12.8 million of the decline and was partially offset by an increase in selling prices accounting for approximately $9.4 million in higher sales. In addition, sales from the paperboard segment converting and chemical sales operations improved by approximately $2.3 million.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions, which accounted for approximately $80.6 million of the increase and higher selling prices which accounted for approximately $4.2 million of the increase.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to the following:

•	Lower volume, which accounted for approximately $22.2 million of the decline due primarily to the downsizing and eventual closure of the Ashland Carton plant

•	Lower contract packaging sales, which accounted for approximately $5.5 million of the decline in sales

•	Lower selling prices, which account for approximately $3.2 million

Gross Profit Margin. Gross profit margin for 2003 decreased to 17.4% of sales from 18.0% in 2002. This margin decrease was due primarily to the following:

•	Higher energy costs in our mill system of $10.8 million, which was driven primarily by higher natural gas prices

•	Costs to consolidate and reconfigure our operations of approximately $10.5 million

•	The combination of lower volume, lower selling prices and higher paperboard costs in the carton and custom packaging segment of approximately $8.0 million

•	Higher pension costs of approximately $3.2 million

•	Higher insurance costs of approximately $1.4 million

These factors were partially offset by:

•	Lower depreciation expense of $21.5 million

•	Higher gross paper margins in the Paperboard segment accounting for approximately $7.6 million improvement in gross profit

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $163.9 million in 2003, an increase of 9.3% from 2002. The increase in selling, general and administrative expenses was the result of the following:

•	$11.4 in Selling, general and administrative expenses associated with acquired locations

•	Costs of consolidating operations of $8.6 million, including the downsizing and the eventual closure of the Ashland carton facility

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility and associated costs of transitioning that mill’s volume to other locations of $2.9 million

•	A $1.3 million increase in pension and insurance costs

These increases were partially offset by approximately $10.4 million in selling, general and administrative expense reductions through savings initiatives, including facility closures.

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

Income (loss) from operations. Loss from operations for 2003 was $6.2 million, a decrease of $12.3 million compared with operating income of $6.1 million in 2002. The following table presents income (loss) from operations by business segment (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2002	2003
Paperboard	$12,268	$20,013	$7,745	63.1%
Tube, core and composite container	11,383	8,688	(2,695)	(23.7)%
Carton and custom packaging	973	(12,758)	(13,731)	N/A
Corporate expense	(18,557)	(22,144)	(3,587)	19.3%

Total	$6,067	$(6,201)	$(12,268)	N/A

Paperboard Segment

The increase in income from operations was a result of the following:

•	Lower depreciation expense of $13.2 million

•	Higher gross paper margins, which accounted for approximately $7.6 million of the increase

•	A decrease in restructuring costs of $3.2 million from 2002

•	Results from acquisitions of approximately $1.0 million

This increase was partially offset by:

•	Higher energy costs of approximately $10.8 million

•	Higher pension and insurance costs of approximately $1.9 million

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility of $2.9 million

Tube, Core and Composite Container Segment

The decline in income from operations is the result of the following:

•	Costs of consolidating acquired operations of approximately $7.5 million

•	Higher pension and insurance costs of approximately $2.0 million

These costs were partially offset by:

•	Lower depreciation expense of approximately $2.8 million

•	Results from acquisitions of approximately $1.0 million

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	Lower selling prices, lower volume, and high paperboard prices of approximately $8.0 million

•	Higher restructuring and impairment costs of $4.4 million

•	Costs to consolidate and reconfigure operations $3.4 million

•	Higher energy, pension and insurance costs of $2.0 million

This decline was partially offset by lower depreciation expense of $5.5 million.

Other Income (Expense). Interest expense increased 15.2% to $43.9 million for 2003 from $38.1 million in 2002. This increase was due to the unwinding of fixed to floating interest rate swaps. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $8.4 million in 2003, an improvement of $5.9 million over 2002. This increase was primarily due to a $7.1 million improvement in operating results for Premier Boxboard Limited, our paper mill joint venture with Temple-Inland. The improved results were due primarily to an increase in gross paper margins and volume and lower depreciation expense. Standard Gypsum’s results declined $1.1 million in 2003 compared to 2002 primarily due to increased raw material and energy costs, which were partially offset by increased volume and lower depreciation expense.

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

Results of Operations 2001 — 2002

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average net selling price, average cost per ton, and selling price in excess of cost is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. These are considered non-GAAP measures and a reconciliation to comparable GAAP measures is presented below. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See – “Risk Factors” for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Years Ended December 31,		Change	% Change
	2001	2002
Paperboard tons shipped by production source shipped (in thousands):
From internal paperboard mill production	892.4	952.8	60.4	6.8%
Purchases from external sources	123.1	118.5	(4.6)	(3.7)%

Total paperboard tonnage	1,015.5	1,071.3	55.8	5.5%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	187.6	206.5	18.9	10.1%
Purchases from external sources	25.9	27.0	1.1	4.2%

Tube, core and composite container converted products	213.5	233.5	20.0	9.4%
Unconverted paperboard shipped to external customers	32.7	39.5	6.8	20.8%

Tube, core and composite container volume	246.2	273.0	26.8	10.9%
Folding carton volume
Paperboard (internal)	85.2	97.2	12.0	14.1%

Purchases from external sources	92.2	82.8	(9.4)	(10.2)%

Folding carton converted products	177.4	180.0	2.6	1.5%
Unconverted paperboard shipped to external customers	232.4	265.6	33.2	14.3%

Folding carton volume	409.8	445.6	35.8	8.7%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	151.5	138.1	(13.4)	(8.8)%
Other specialty products volume
Paperboard (internal)	68.0	64.7	(3.3)	(4.9)%
Purchases from external sources	5.0	8.7	3.7	74.0%

Other specialty converted products	73.0	73.4	0.4	0.5%
Unconverted paperboard shipped to external customers	135.0	141.2	6.2	4.6%

Other specialty products volume	208.0	214.6	6.6	3.2%

Total paperboard tonnage	1,015.5	1,071.3	55.8	5.5%

Paperboard mills ($/ton):
Average net selling price	$413	$402	$(11)	(2.7)%
Average recovered fiber cost	65	85	20	30.8%

Paperboard mill selling price in excess of recovered fiber cost	$348	$317	$(31)	(8.9)%

Tube and core facilities ($/ton):
Average net selling price	$783	$789	$6	0.8%
Average paperboard cost	447	445	(2)	(0.4)%

Tube and core selling price in excess of paperboard cost	$336	$344	$8	2.4%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Years Ended December 31,		Change	% Change
	2001	2002
Paperboard
Unconverted paperboard shipped to external customers	551.5	584.4	32.9	6.0%
Paperboard shipped internally to converters in the paperboard segment	55.1	49.8	(5.3)	-9.6%
Paperboard purchased externally by converters in the paperboard segment	0.8	3.6	2.8	356.1%

Total volume	607.4	637.8	30.4	5.0%
Tube, core and composite container
Paperboard (internal)	200.6	221.4	20.8	10.4%
Purchases from external sources	30.1	32.1	2.0	6.6%

Total volume converted	230.7	253.5	22.8	9.9%
Carton and custom packaging
Paperboard (internal)	85.2	97.2	12.0	14.1%
Purchases from external sources	92.2	82.8	(9.4)	-10.2%

Total volume converted	177.4	180.0	2.6	1.4%
Total paperboard tonnage	1,015.5	1,071.3	55.8	5.5%

The following is a reconciliation of non-GAAP measures for our paperboard segment and tube, core and composite container segment to a comparable GAAP measure (dollars in thousands).

	Years Ended December 31,
Paperboard Segment	2001	2002
Unconverted paperboard shipped to external customers (tons)	551,500	584,400

Non-GAAP Sales (1)	$227,770	$234,929
GAAP Adjustment (2)	85,273	88,088

GAAP Sales	313,043	323,017

Non-GAAP Cost of Sales (3)	(35,848)	(49,674)
GAAP Adjustment (4)	(179,787)	(190,793)

GAAP Cost of Sales	(215,635)	(240,467)

Non-GAAP Gross Profit	191,922	185,255
GAAP Adjustments	(94,514)	(102,705)

GAAP Gross Profit	$97,408	$82,550

Non-GAAP Paperboard mill selling price in excess of recovered fiber cost per ton	$348	$317

GAAP gross profit per ton	$177	$141

	Years Ended December 31,
Tube, Core and Composite Container Segment	2001	2002
Tube and core volume (tons) excluding partitions and composite container volume	207,133	226,875

Non-GAAP Sales (5)	$162,185	$179,004
GAAP Adjustment (6)	99,879	114,213

GAAP Sales	262,064	293,217

Non-GAAP Cost of Sales (7)	(92,588)	(100,959)
GAAP Adjustment (8)	(131,150)	(147,693)

GAAP Cost of Sales	(223,738)	(248,652)

Non-GAAP Gross Profit	69,597	78,045
GAAP Adjustment	(31,271)	(33,480)

GAAP Gross Profit	$38,326	$44,565

Non-GAAP selling price in excess of paperboard cost per ton	$336	$344

GAAP gross profit per ton	$185	$196

(1)	Non-GAAP sales are comprised of all sales generated as a result of shipping unconverted paperboard to external customers, exclusive of brokered sales transactions.

(2)	GAAP adjustments consist of brokered sales transactions which have no related fiber costs.

(3)	Recovered fiber costs.

(4)	GAAP adjustments include the cost of labor, energy, freight, repairs and maintenance, other manufacturing overhead and all other costs of sales excluding recovered fiber cost.

(5)	Non-GAAP sales consist of converted volume at the average net selling price, exclusive of partition, plastic and composite container sales.

(6)	GAAP adjustments consist of converted products other than tube, core and composite containers; chemical sales; and packaging and plastic products.

(7)	Paperboard costs.

(8)	GAAP adjustments include the cost of labor, energy freight, repairs and maintenance, other manufacturing overhead and all other costs of sales excluding paperboard costs.

The following is a reconciliation of GAAP gross profit to consolidated statements of operations (in thousands).

	Years Ended December 31,
	2001	2002
Paperboard segment gross profit	$97,408	$82,550
Tube, core and composite container gross profit	38,326	44,565
Carton and custom packaging gross profit	44,504	41,709

Consolidated gross profit	$180,238	$168,824

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

Sales. Our consolidated sales for the year ended December 31, 2002 increased 4.1% to $936.8 million from $900.3 million in 2001. The following table presents sales by business segment (in thousands):

	Years Ended December 31,
	2001	2002	$ Change	% Change
Paperboard	$313,042	$323,017	$9,975	3.2%
Tube, core and composite container	262,064	293,217	31,153	11.9%
Carton and custom packaging	325,150	320,545	(4,605)	(1.4)%

Total	$900,256	$936,779	$36,523	4.1%

Paperboard Segment

The increase in sales is primarily due to higher volume of 32,900 tons, which accounted for approximately $13.6 million of the increase but was partially offset by a decrease in selling prices. The selling price decrease accounted for approximately $6.1 million of the decline in sales.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions, which accounted for $30.5 million for the increase.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to a decrease in selling prices, partially offset by an increase in volume.

Gross Profit Margin. Gross profit margin for 2002 decreased to 18.0% of sales from 20.0% in 2001. This decrease was due primarily to the following:

•	Lower margins in the paperboard segment due to a decline in selling prices and higher recovered fiber costs, which accounted for a decline in gross profit of $17.1 million.

•	The comparative effect of the $7.1 reduction in reserves recorded in 2001 related to expiring unfavorable supply contracts at the Sprague paperboard mill.

These factors were partially offset by:

•	Lower depreciation expense of approximately $6.6 million, which was the result of the change in depreciable lives of machinery and equipment during the fourth quarter of 2002.

•	Improved margins in the tube, core and composite container segment accounting for an approximately $1.8 million increase in gross profit.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $150.0 million in 2002, an increase of $3.1 million compared to 2001. This increase was a result of the following:

•	Selling, general and administrative expenses associated with acquired locations of approximately $4.4 million.

•	Higher corporate expenses related to amendment fees for our senior credit facility of approximately $1.0 million.

•	Higher executive recruiting and severance costs of $800 thousand.

•	Costs related to an aborted debt issuance of $400 thousand.

These increases were partially offset by:

•	Lower goodwill amortization of $4.4 million.

Income from Operations. Income from operations for 2002 was $6.1 million, a decrease of $20.2 million, or 76.9% from 2001. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,
	2001	2002	$ Change	% Change
Paperboard	$31,365	$12,268	$(19,097)	(60.9)%
Tube, core and composite container	7,016	11,383	4,367	62.2%
Carton and custom packaging	2,324	973	(1,351)	(58.1)%
Corporate expense	(14,484)	(18,557)	(4,073)	(28.1)%

Total	$26,221	$6,067	$(20,154)	(76.9)%

Paperboard Segment

The decline in income from operations was a result of the following:

•	Higher recovered fiber costs and lower selling prices, which accounted for approximately $17.1 million of the decline.

•	Higher restructuring costs of $6.0 million.

•	The comparative effect of the $7.1 million reduction in reserves recorded in 2001 related to expiring unfavorable supply contracts at the Sprague paperboard mill.

This decline was partially offset by:

•	Lower depreciation expense of $4.1 million.

•	Lower goodwill amortization expense of $2.2 million.

•	Results from acquisitions of $1.1 million.

Tube, Core and Composite Container Segment

The increase in income from operations was primarily from a decrease in depreciation of $1.0 million, acquisition results of $1.6 million and lower goodwill amortization expense of $500 thousand.

Carton and Custom Packaging Segment

The decline in income from operations was a result of lower selling prices, which resulted in an estimated $4.6 million reduction in operating income, partially offset by lower depreciation expense of $1.7 million and lower goodwill amortization expense of $1.7 million.

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

Equity in income from unconsolidated affiliates was $2.5 million in 2002, an improvement of $5.1 million from equity in loss from unconsolidated affiliates of $2.6 million in 2001. This increase was primarily due to an $8.6 million improvement in operating results for Standard Gypsum, L.P., our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to higher selling prices in 2002 compared to 2001. Standard Gypsum’s improved results were partially offset by $3.5 million in losses at Premier Boxboard Limited, our paper mill joint venture with Temple-Inland. The increased losses at Premier Boxboard were due to lower selling prices and higher recovered fiber costs.

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

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “— Risk Factors” . In 2003, we generated $55.4 million in cash from operations, which is $7.8 million lower than 2002. Although the timing or certainty of the following events cannot be assured, we believe that our existing cash and liquidity position will be strengthened through the sale of the real estate at our

Chicago, Illinois and Baltimore, Maryland paperboard mills and internal cost reduction initiatives. We believe that our cash on hand at December 31, 2003 of $85.6 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ended December 31, 2004. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could impact our future ability to generate cash from operations:

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

See “Key Business Indicator and Trends” for additional discussion.

Although we believe that our liquidity will be sufficient to meet expected needs for the foreseeable future, we could require additional funds from external sources.

The availability of liquidity from borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2003. Absent further material deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see “—Risk Factors— Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of durable and nondurable goods”), we believe it is likely that we will be in compliance with our covenants under the senior credit agreement during 2004.

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

We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See “—Contractual Obligations” below and the notes to the consolidated financial statements, which detail these future obligations and commitments.

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

See “—Subsequent Events” regarding the unwind of the $50.0 million interest rate swap in March 2004.

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

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations [1]	$517,145	$106	$219	$195	$516,625
Interest payment obligation	312,106	45,437	136,273	113,029	17,367
Capital lease obligations	280	154	126	—	—
Operating lease obligations	82,428	20,323	28,272	19,889	13,944
Purchase obligations	6,705	4,789	994	922	—
Other long-term liabilities	78	18	50	10	—

Total	$918,742	$70,827	$165,934	$134,045	$547,936

[1]	The long-term debt obligation included in this table represents the principal amount to be paid in future periods. The amounts reported on our consolidated balance sheet include realized interest rate swap gains and the mark-to-market value of interest rate swaps. See note 6 to our consolidated financial statements in Part 1, Item 8 of this report.

For the purposes of this table, purchase obligations included in the table above are agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. This table does not include the aggregate amount of routine purchase orders outstanding as of December 31, 2003, because they are not enforceable and legally binding.

Cash from Operations. Cash generated from operations was $55.4 million for the year ended December 31, 2003, compared with $63.2 million in 2002. The decline in operating cash flow from 2002 to 2003 is primarily due to a decrease in operating results. In addition to the decline in operating results, other factors that negatively affected operating cash flows are as follows:

•	$11.3 million was contributed to the pension plan

•	A $5.6 million reduction in accrued liabilities due primarily to the payment of accrued restructuring costs

•	A $3.0 million reduction in accrued compensation due primarily to year-end timing differences in payroll cycles

The decline in operating results and the other factors listed above was partially offset by the following:

•	A $30.7 million decline in accounts receivable. This decline was due to an increase in accounts receivable in 2002 related to the acquisition of the Smurfit Industrial Packaging Group, which resulted in a decrease in operating cash flows in 2002 of approximately $15.3 million. During 2003, we decreased accounts receivable by $12.2 million, which was primarily the result of management initiatives to improve working capital.

•	During 2003, as a part of management’s initiatives to improve working capital, we extended payment terms to vendors to be more consistent with industry averages, which resulted in a $15.0 million increase in accounts payable.

•	A $14.5 million improvement in inventory, which was also a result of management initiatives to improve working capital.

If the management initiatives mentioned above had not been successfully executed, cash from operations would have been significantly lower in 2003. In addition to the working capital reductions achieved in 2003, we also received federal income tax refunds of $18.8 million in the years 2002 and 2003. Unless federal tax laws are enacted to extend the federal net operating loss carry back period, it is unlikely we will receive additional refunds in the future. As of December 31, 2003 we had net federal operating losses of $21.2 million that could be carried back in the event such tax laws are enacted.

Capital Expenditures. Capital expenditures were $20.0 million in 2003 versus $22.5 million in 2002. Aggregate capital expenditures of approximately $24.0 million are anticipated for 2004. Further, we believe that our decision to extend the useful lives of our production machinery and equipment from an average of approximately 10 years to an average of approximately 20 years (see Critical Accounting Policies where discussed) is a direct manifestation of improved equipment and maintenance technology as well as a change in investment and asset deployment strategy. We have invested in and will continue to invest in assets that we believe:

•	are capable of serving expected long term demand for our markets;

•	recognize the unique characteristics of the specific product and the prospect of replacement or competitive products;

•	provide new technology that significantly improves the product characteristics or lowers the product cost structure.

Furthermore, we have closed or idled those mills and machinery that in our opinion do not meet the criteria for continued, long-term survival in our mix of businesses.

We have been in the process of restructuring our production capabilities (see Restructuring and Impairment Costs in Results of Operations 2002 – 2003) to reflect the above-mentioned attributes and, as such, believe that major capital expenditures for the refurbishment of machinery and equipment will occur less frequently than in the past. In the future, we expect major capital expenditures for machinery and equipment (our largest component of fixed assets) to occur, on average, every 20 years and to approximate our level of current expenditures.

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

Dividends. In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow performance improve. As described under ”— Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

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

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy costs consist of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2003 compared to 2002. In 2002, the average energy cost in our mill system was approximately $50 per ton. In 2003, energy costs increased by 22.2% to $61 per ton. This increase was due primarily to increases in natural gas and fuel oil costs. We expect that energy prices may continue to rise in response to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and uncertainties regarding the outcome and implications of such events. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed energy cost increases through to our customers. Consequently, as the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

In addition, downturns in these sectors may increase the risk of our customers or suppliers filing for bankruptcy protection. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date.

Also, as the general trend toward reducing the amount of packaging materials used in our end use markets continues, demand for our products, and our our revenues and results of operations, may be adversely affected.

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have entered into a new senior credit facility that, among other things, imposes limitations on our ability to make acquisitions or other strategic investments. In addition, our operations are highly capital-intensive. Although, as part of our restructuring efforts, we have sought to limit capital expenditures in the short-term, we may have to incur substantial capital expenditures in the future to maintain, upgrade or expand our facilities. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

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

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances and of our solid waste landfills. Under environmental laws, we can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. We are aware of issues regarding hazardous substances at some facilities, and at times we have initiated response actions or obtained indemnities from certain predecessor owners. We regularly make capital and operating expenditures to stay in compliance with environmental laws. Despite these compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give assurance that environmental liabilities, including compliance and response costs, will not have a material adverse effect on our business. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, failure of idemnitors to fulfill their obligations, or further investigation of the potential health hazards of certain products or business activities.

Our industry is highly competitive and price fluctuations and volatility could diminish our sales volume and revenues.

The industry in which we operate is highly competitive. Our competitors include other large, vertically integrated paperboard, packaging and gypsum wall board manufacturing companies, including National Gypsum Company, The Newark Group, Inc., Rock-Tenn Company, Smurfit-Stone Container Corporation, Sonoco Products Company and USG Corporation, along with numerous smaller paperboard and packaging companies. As a result of product substitution, we also compete indirectly with manufacturers of similar products using other materials. In addition, we face increasing competition from foreign paperboard and packaging producers as a result of the continued migration of U.S. manufacturing offshore to lower labor cost environments and the emergence of new foreign competitors in these countries. The industry in which we compete is particularly sensitive to price pressure, as well as other factors, including quality, service, innovation and design, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factors, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have access to greater resources. These companies may be able to adapt more quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close such facilities, which would negatively affect our sales volume and revenues.

We have incurred and may incur additional material restructuring charges in the future, and we may not be successful in achieving the cost reductions contemplated by our recent and future restructuring activities.

Restructuring has been a primary component of our management’s strategy to address the decrease in demand resulting from secular trends and generally weak domestic economic conditions. Between 2001 and 2003, restructuring charges have totaled $34.9 million, of which approximately $21.0 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of transitioning of business within our mill and converting systems to other company facilities. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization. However, we can give no assurance that the cost reductions contemplated by our recent and future restructuring activities will be achieved within the expected time frame, or at all. Any delays or failure in delivering products to our customers due to our facilities rationalization may result in order cancellations or termination of customer relationships, all of which could adversely impact our competitive position and would offset any cost savings we might have achieved. In addition, although, under current market conditions, we expect that restructuring charges will continue to decline, we may continue to incur material restructuring charges in the future, which may exceed our expectations if market conditions change.

Our business is seasonal and weather conditions could have an adverse effect on our revenues and operating results.

Certain of our products are used by customers in the packing of food products, including fruit and vegetables. Due principally to the seasonal nature of these products, sales of our products to these customers have varied from quarter to quarter. In addition, poor weather conditions that reduce crop yields of packaged food products and adversely affect customer demand for food containers can adversely affect our revenues and our operating results. Our overall level of sales and operating profits have historically been lower in our fourth quarter, due in part to closures by us and our customers for the Thanksgiving, Christmas and New Year’s holidays and to the cyclicality of the demand for our products.

Significant disruptions to our operations may materially and adversely affect our earnings.

We operate over 100 mills and converting facilities in the United States and in certain foreign countries. Natural disasters, such as hurricanes, tornadoes, fires, ice storms, wind storms, floodings and other weather conditions, unforeseen operating problems and other events beyond our control may adversely affect the operations of our mills and converting facilities, which in turn would materially and adversely affect our earnings. Any losses due to such events may not be covered by our existing insurance policies.

In addition, a significant percentage of our hourly employees are represented by labor unions, with all principal union contracts expiring between 2004 and 2009. Although we consider our relations with our employees to be good, we cannot provide any assurance that the union contracts will be renewed in a timely manner, on terms acceptable to us, or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

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

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
SALES	$992,220	$936,779	$900,256
COST OF SALES	819,349	767,955	720,018

Gross profit	172,871	168,824	180,238
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	163,930	150,044	146,934
RESTRUCTURING AND IMPAIRMENT COSTS	15,142	12,713	7,083

(Loss) income from operations	(6,201)	6,067	26,221
OTHER (EXPENSE) INCOME:
Interest expense	(43,905)	(38,115)	(41,153)
Interest income	1,026	1,652	986
Write-off of deferred debt costs	(1,812)	—	—
Loss on extinguishment of debt	—	—	(4,305)
Equity in income (loss) of unconsolidated affiliates	8,354	2,488	(2,610)
Other, net	208	130	(1,434)

	(36,129)	(33,845)	(48,516)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(42,330)	(27,778)	(22,295)
MINORITY INTEREST IN LOSSES	196	235	180
BENEFIT FOR INCOME TAXES	15,099	9,623	7,513

NET LOSS	$(27,035)	$(17,920)	$(14,602)

OTHER COMPREHENSIVE LOSS:
Minimum pension liability adjustment	3,069	(22,313)	—
Foreign currency translation adjustment	1,189	223	(57)

COMPREHENSIVE LOSS	$(22,777)	$(40,010)	$(14,659)

BASIC
NET LOSS PER COMMON SHARE	$(0.97)	$(0.64)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,993	27,871	27,845

DILUTED
NET LOSS PER COMMON SHARE	$(0.97)	$(0.64)	$(0.52)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,993	27,871	27,845

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2000	26,204,567	$2,620	$161,378	$(554)	$117,117	$(753)	$279,808
Net loss	—	—	—	—	(14,602)	—	(14,602)
Issuance of common stock for acquisitions	1,643,192	165	18,634	—	—	—	18,799
Benefit from issuance of common stock under nonqualified stock option plan	—	—	408	—	—	—	408
Forfeiture of common stock under 1993 stock purchase plan	(5,526)	(1)	(115)	—	—	—	(116)
Issuance of common stock under 1998 stock purchase plan	451	—	—	—	—	—	—
Issuance of common stock under director equity plan	8,339	1	75	—	—	—	76
Amortization of unearned compensation expense	—	—	—	265	—	—	265
Foreign currency translation adjustment	—	—	—	—	—	(57)	(57)
Dividends declared of $.18 per share	2,874	—	25	—	(5,027)	—	(5,002)

BALANCE, December 31, 2001	27,853,897	2,785	180,405	(289)	97,488	(810)	279,579
Net loss	—	—	—	—	(17,920)	—	(17,920)
Issuance of common stock for acquisitions	34,003	3	321	—	—	—	324
Issuance of common stock under nonqualified stock option plan	3,239	1	30	—	—	—	31
Forfeiture of common stock under 1993 stock purchase plan	(8,864)	(1)	(73)	—	—	—	(74)
Issuance of common stock under 1998 stock purchase plan	1,332	—	—	—	—	—	—
Issuance of common stock under director equity plan	8,690	1	78	—	—	—	79
Issuance of common stock under employee benefit plan	14,068	2	134	—	—	—	136
Amortization of unearned compensation expense	—	—	—	144	—	—	144
Convertible shares issued for acquisition	—	—	1,472	—	—	—	1,472
Minimum pension liability adjustment, net of taxes of $13,595	—	—	—	—	—	(22,313)	(22,313)
Foreign currency translation adjustment	—	—	—	—	—	223	223
Stock dividend paid	309	—	2	—	(2)	—	—

BALANCE, December 31, 2002	27,906,674	2,791	182,369	(145)	79,566	(22,900)	241,681
Net loss	—	—	—	—	(27,035)	—	(27,035)
Forfeiture of common stock under 1993 stock purchase plan	(572)	—	(4)	—	—	—	(4)
Issuance of common stock under 1998 stock purchase plan	75,402	7	718	—	—	—	725
Issuance of common stock under long-term equity incentive plan	229,900	23	1,855	(1,878)	—	—	—
Issuance of common stock under director equity plan	10,801	1	93	—	—	—	94
Amortization of unearned compensation expense	—	—	—	158	—	—	158
Minimum pension liability adjustment, net of taxes of $1,871	—	—	—	—	—	3,069	3,069
Foreign currency translation adjustment	—	—	—	—	—	1,189	1,189

BALANCE, December 31, 2003	28,222,205	$2,822	$185,031	$(1,865)	$52,531	$(18,642)	$219,877

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

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

Inventories

Inventories are carried at the lower of cost or market. The costs included in inventory include raw materials (recovered fiber for paperboard products and paperboard for converted products), direct and indirect labor and employee benefits, energy, depreciation, general manufacturing overhead and various other costs of manufacturing. General and administrative costs are not included in inventory costs.

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

In the fourth quarter of 2002, the Company revised the estimated useful lives of production equipment from an average 10 year life to an average 20 year life. Management considered a number of factors in their change in estimates, including a detailed study evaluating the useful lives, technological advances, and knowledge of changes in the industry. In addition, in 2002, we announced our capacity reduction efforts and accelerated our reorganization, which dramatically changed our operating philosophy, including the expanded use of our production equipment and machinery across locations. The useful lives of partially depreciated production equipment acquired before October 1, 2002 and originally assigned lives of 10 to 19 years was extended up to an additional 10 years to a maximum life of 20 years. The effect of this change in estimated useful lives was accounted for on a prospective basis. The estimated impact of the change in depreciable lives for production equipment placed in service prior to October 1, 2002 was a decrease in depreciation expense in the fourth quarter of 2002 of approximately $7.6 million and a decrease of approximately $22.5 million in

2003. This change decreased the net loss and net loss per common share by approximately $14.1 million or $0.51 per common share and $4.8 million or $0.17 per common share for the years ended December 31, 2003 and 2002, respectively.

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets after the change in estimate for the production equipment in 2002:

Buildings and improvements	10-45 years
Furniture and fixtures	5-10 years
Machinery and equipment:
Small tools	1 year
Computer software	3 years
Small machinery and vehicles	4-8 years
Production equipment	20-25 years

The production equipment range before the change in estimate was 10 – 25 years. Approximately 90% of the production equipment was at a 10 year useful life prior to the change in estimate and was revised to a 20 year useful life. Small tools, computer software, and small machinery and vehicles lives were unchanged.

Depreciation expense was $29.4 million, $50.9 million and $57.4 million for the years ended December 31, 2003, 2002 and 2001.

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

	2003	2002	2001
Net loss:
As reported	$(27,035)	$(17,920)	$(14,602)
Stock based compensation expense determined pursuant to SFAS 123, net of related tax effects	(1,440)	(1,692)	(1,154)

Pro forma	(28,475)	(19,612)	(15,756)
Diluted loss per common share:
As reported	$(0.97)	$(0.64)	$(0.52)
Pro forma	(1.02)	(0.70)	(0.57)

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

Each of the following acquisitions was accounted for applying the provisions of SFAS No. 141. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2003, 2002 and 2001 reflect the operating results of the acquired businesses for the periods after their respective dates of acquisition.

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

5.	Equity Interest in Unconsolidated Affiliates

The Company owns a 50% interest in a limited liability company, Standard Gypsum, L.P. Standard Gypsum owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. Standard Gypsum is operated as a joint venture and is managed by Temple-Inland, Inc., which also owns 50% of the joint venture. The Company accounts for its interest in Standard Gypsum under the equity method of accounting. The Company’s equity interest in the earnings or loss of Standard Gypsum for the years ended December 31, 2003, 2002 and 2001 was earnings of $6.8 million, earnings of $8.2 million, and a loss of $946 thousand, respectively. The Company received distributions based on its equity interest in Standard Gypsum of $6.2 million, $10.7 million, and $1.0 million in 2003, 2002 and 2001, respectively.

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

Summarized financial information for Standard Gypsum at January 3, 2004 and December 28, 2002, and for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively, is as follows (in thousands):

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

Any reductions of outstanding loans under the Premier Boxboard credit facility may not be reborrowed and will permanently reduce the commitments. The reduction of the commitments under this credit facility eliminates availability for borrowings unless the Company is able to reduce outstandings under the facility, and effectively requires the Company to fund Premier Boxboard’s operations from its internal cash flow and from any cash contributions that the Company and its joint venture partner are permitted to make. If the Company is not able to fund Premier Boxboard’s operations in this manner, Premier Boxboard’s performance could be adversely affected. Further, if the Company is unable to refinance this facility prior to January 5, 2005, the entire facility will become immediately due and payable and the lenders under the Premier Boxboard facility will be entitled to draw under the letter of credit to satisfy the Company’s support obligations.

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

Additional contingencies relating to the Company’s joint ventures that could affect the Company’s liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give the Company and its joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of the other. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain purported unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain purported unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that the Company is always the party entitled, or obligated, as the case may be, to purchase.

The Company had an additional joint venture with an unrelated entity during 2001 and 2002. In January 2003, the Company acquired its venture partner’s 50% equity interest. Prior to acquiring the 50% interest, the Company accounted for the joint venture using the equity method of accounting.

6.	Senior Credit Facility and Long-Term Debt

At December 31, 2003 and 2002, total long-term debt consisted of the following (in thousands):

	2003	2002
Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	285,000	285,000
7 3/8 % senior notes	193,250	193,250
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,895	9,880
Mark-to-market value of interest rate swap agreements	(1,145)	15,153
Realized interest rate swap gains (1)	15,107	502

Total debt	531,107	532,785
Less current maturities	(106)	(70)

Total long-term debt	$531,001	$532,715

(1)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at December 31, 2003 maturing during the next five years and thereafter is as follows (in thousands):

2004	$106
2005	127
2006	92
2007	95
2008	100
Thereafter	530,587

Total debt	$531,107

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

Former Senior Credit Facility

The Company’s former senior credit facility provided for a revolving line of credit of $75.0 million, subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility included subfacilities of $10.0 million for swingline loans and $15.0 million for letters of credit, usage of which reduced availability under the facility. No borrowings were outstanding under the facility at December 31, 2002. The Company’s obligations under the facility were unconditionally guaranteed, on a joint and several basis, by all of its existing and subsequently acquired wholly-owned domestic subsidiaries and were secured by a first priority security interest in the accounts receivable and inventory of the Company and all of its existing and subsequently acquired wholly-owned domestic subsidiaries (see discussion below of amendments to the senior credit facility).

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

In exchange for these modifications, the Company’s lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004. The Company’s lenders also required the establishment of a borrowing base that restricted availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company’s net hedging obligations owed to lenders under the facility and by the amount of the Company’s guarantee obligations under its joint venture guarantees that were not secured or replaced by letters of credit.

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

The following is a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,876,493	$22.57
Granted	114,323	10.00
Forfeited	(196,575)	21.39
Exercised	—	—

Outstanding at December 31, 2001	1,794,241	21.89
Granted	588,150	7.49
Forfeited	(187,364)	20.84
Exercised	(3,239)	9.36

Outstanding at December 31, 2002	2,191,788	18.14
Granted	239,600	8.13
Forfeited	(255,747)	20.02
Exercised	(76,426)	7.78

Outstanding at December 31, 2003	2,099,215	$17.14

Options exercisable at:
December 31, 2003	1,173,649	$21.75
December 31, 2002	1,076,420	22.66
December 31, 2001	989,897	22.22

The following table is a summary of information about the Company’s stock options outstanding at December 31, 2003:

Range of Exercise Price	Outstanding at December 31, 2003	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$6.94 —$16.88	995,906	8.2	$8.30	301,092	$9.04
17.94 — 23.75	529,208	5.2	19.57	351,280	19.58
24.44 — 29.75	216,432	4.8	25.84	178,646	25.86
30.13 — 40.80	357,669	3.3	32.92	342,631	33.01

$6.94 —$40.80	2,099,215	6.3	$17.14	1,173,649	$21.75

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

10.	Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. Contributions to the Pension Plan totaled approximately $11.7 million, $7.1 million and $8.3 million in 2003, 2002 and 2001, respectively. Based on estimated at December 31, 2003 no contributions will be required for the year ended December 31, 2004.

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

The table below presents various obligation, plan asset and financial statement information for the SERP and the Pension Plan as of December 31, 2003 and 2002 (in thousands):

	SERP		Pension Plan
	2003	2002	2003	2002
Change in benefit obligation:
Projected benefit obligation at end of prior year	$4,736	$3,790	$77,841	$63,657
Service cost	238	148	5,027	4,031
Interest cost	359	271	5,241	4,798
Actuarial loss	786	650	7,298	8,708
Plan amendments	—	(123)	466	583
Benefits paid	—	—	(4,289)	(3,937)

Projected benefit obligation at end of year	$6,119	$4,736	$91,584	$77,840

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$52,285	$60,495
Actual return (loss) on plan assets	—	—	13,594	(11,340)
Employer contributions	—	—	11,732	7,068
Benefits paid	—	—	(4,289)	(3,938)

Fair value of plan assets at end of year	$—	$—	$73,322	$52,285

Funded status of the plans:
Ending funded status	$(6,119)	$(4,736)	$(18,262)	$(25,555)
Unrecognized transition obligation	911	1,024	—	—
Unrecognized prior service cost	16	18	1,458	1,270
Unrecognized net loss	1,678	989	35,039	39,970

Net amount recognized	$(3,514)	$(2,705)	$18,235	$15,685

Amounts recognized in the balance sheet:
Accrued benefit liability	$(5,016)	$(3,358)	$(13,616)	$(21,493)
Intangible asset	927	653	1,458	1,270
Deferred tax asset	218	—	11,506	13,595
Accumulated other comprehensive loss	357	—	18,887	22,313

Net amount recognized	$(3,514)	$(2,705)	$18,235	$15,685

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$6,119	$4,736	$91,585	$77,841
Accumulated benefit obligation	5,016	3,358	86,938	73,780
Plan assets	$—	$—	$73,322	$52,285

Other comprehensive income (loss):
(Increase) decrease in additional minimum liability	$(849)	$22	$5,327	$(37,178)
Increase (decrease) in intangible asset	274	(22)	188	1,270
(Increase) decrease in deferred tax liability	218	—	(2,089)	13,595

Other comprehensive income (loss)	$(357)	$—	$3,426	$(22,313)

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

At December 31, 2003, the tax affect of the Company’s federal net operating losses was $21.2 million. The federal loss carryforwards will expire in 2023. The tax affect of the Company’s state net operating losses was $13.3 million and $11.0 million at December 31, 2003 and 2002, respectively, which will expire in varying amounts between 2004 and 2023. The Company has a valuation allowance of $4.0 million at December 31, 2003 which increased $700 thousand from $3.3 million at December 31, 2002, for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $2.9 million and $2.8 million at December 31, 2003 and 2002, respectively, which will expire in varying amounts between 2004 and 2018. The Company recorded a valuation allowance of $2.3 million at December 31, 2003 and 2002 for estimated future impairment related to the state tax credit carryforwards.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,170,003	$36,871	$(214,654)	$992,220
COST OF SALES	—	1,000,039	33,964	(214,654)	819,349

Gross profit	—	169,964	2,907	—	172,871
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,517	134,054	5,359	—	163,930
RESTRUCTURING AND IMPAIRMENT COSTS	—	15,142	—	—	15,142

(Loss) income from operations	(24,517)	20,768	(2,452)	—	(6,201)
OTHER (EXPENSE) INCOME:
Interest expense	(43,581)	(311)	(422)	409	(43,905)
Interest income	1,436	(2)	1	(409)	1,026
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	8,354	—	—	—	8,354
Other, net	—	286	(78)	—	208

	(35,603)	(27)	(499)	—	(36,129)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(60,120)	20,741	(2,951)	—	(42,330)
MINORITY INTEREST IN LOSSES	—	—	—	196	196
BENEFIT (PROVISION) FOR INCOME TAXES	15,109	—	(10)	—	15,099

NET (LOSS) INCOME	$(45,011)	$20,741	$(2,961)	$196	$(27,035)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,091,360	$26,289	$(180,870)	$936,779
COST OF SALES	—	926,566	22,259	(180,870)	767,955

Gross profit	—	164,794	4,030	—	168,824
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,105	125,557	5,382	—	150,044
RESTRUCTURING AND IMPAIRMENT COSTS	—	12,713	—	—	12,713

(Loss) income from operations	(19,105)	26,524	(1,352)	—	6,067
OTHER (EXPENSE) INCOME:
Interest expense	(37,772)	(326)	(401)	384	(38,115)
Interest income	2,024	7	5	(384)	1,652
Equity in income (loss) of unconsolidated affiliates	2,652	(164)	—	—	2,488
Other, net	—	258	(128)	—	130

	(33,096)	(225)	(524)	—	(33,845)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,201)	26,299	(1,876)	—	(27,778)
MINORITY INTEREST IN LOSSES	—	—	—	235	235
BENEFIT FOR INCOME TAXES	9,623	—	—	—	9,623

NET (LOSS) INCOME	$(42,578)	$26,299	$(1,876)	$235	$(17,920)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,031,012	$22,453	$(153,209)	$900,256
COST OF SALES	(7,308)	862,066	18,469	(153,209)	720,018

Gross profit	7,308	168,946	3,984	—	180,238
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,386	126,910	5,638	—	146,934
RESTRUCTURING AND IMPAIRMENT COSTS	—	7,083	—	—	7,083

Operating (loss) income	(7,078)	34,953	(1,654)	—	26,221
OTHER (EXPENSE) INCOME:
Interest expense	(40,773)	(857)	(370)	847	(41,153)
Interest income	1,773	42	18	(847)	986
Loss on extinguishment of debt	(4,305)	—	—	—	(4,305)
Equity in loss of unconsolidated affiliates	(2,525)	(85)	—	—	(2,610)
Other, net	—	(1,366)	(68)	—	(1,434)

	(45,830)	(2,266)	(420)	—	(48,516)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,908)	32,687	(2,074)	—	(22,295)
MINORITY INTEREST IN LOSSES	—	—	—	180	180
BENEFIT FOR INCOME TAXES	7,513	—	—	—	7,513

NET (LOSS) INCOME	$(45,395)	$32,687	$(2,074)	$180	$(14,602)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$30,841	$25,977	$385	$—	$57,203

Investing activities:
Purchases of property, plant and equipment	(1,471)	(25,399)	(1,189)	—	(28,059)
Acquisitions of businesses, net of cash acquired	(34)	—	—	—	(34)
Proceeds from disposal of property, plant, and equipment	—	267	—	—	267
Other, net	74	49	313	—	436

Net cash used in investing activities	(1,431)	(25,083)	(876)	—	(27,390)

Financing activities:
Proceeds from note issuance	291,200	—	—	—	291,200
Proceeds from senior credit facility	18,000	—	—	—	18,000
Repayments of senior credit facility	(212,000)	—	—	—	(212,000)
Repayments of other short and long –term debt	(66,277)	(833)	—	—	(67,110)
Proceeds from swap agreement unwind	9,093	—	—	—	9,093
7.74% senior notes prepayment penalty	(3,565)	—	—	—	(3,565)
Dividends paid	(8,870)	—	—	—	(8,870)
Deferred debt costs	(1,052)	(165)	—	—	(1,217)

Net cash provided by (used in) financing activities	26,529	(998)	—	—	25,531

Net increase (decrease) in cash and cash equivalents	55,939	(104)	(491)	—	55,344
Cash and cash equivalents at beginning of period	7,338	536	1,026	—	8,900

Cash and cash equivalents at end of period	$63,277	$432	$535	$—	$64,244

14.	Segment Information

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

The following table presents certain business segment information as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Sales (aggregate):
Paperboard	$499,525	$471,780	$448,896
Tube, core, and composite container	384,572	297,564	265,985
Carton and custom packaging	291,151	321,386	325,743

Total	$1,175,248	$1,090,730	$1,040,624

Sales (intersegment):
Paperboard	$177,538	$148,763	$135,854
Tube, core, and composite container	4,428	4,347	3,921
Carton and custom packaging	1,062	841	593

Total	$183,028	$153,951	$140,368

Sales (external customers):
Paperboard	$321,987	$323,017	$313,042
Tube, core, and composite container	380,144	293,217	262,064
Carton and custom packaging	290,089	320,545	325,150

Total	$992,220	$936,779	$900,256

Income (loss) from operations:
Paperboard (A)	$20,013	$12,268	$31,365
Tube, core, and composite container (B)	8,688	11,383	7,016
Carton and custom packaging (C)	(12,758)	973	2,324

	15,943	24,624	40,705
Corporate expense	(22,144)	(18,557)	(14,484)

(Loss) income from operations	(6,201)	6,067	26,221
Interest expense	(43,905)	(38,115)	(41,153)
Interest income	1,026	1,652	986
Write-off of deferred debt costs	(1,812)	—	—
Loss on extinguishment of debt	—	—	(4,305)
Equity in income (loss) of unconsolidated affiliates	8,354	2,488	(2,610)
Other, net	208	130	(1,434)

Loss before income taxes and minority interest	(42,330)	(27,778)	(22,295)
Minority interest in losses	196	235	180
Benefit for income taxes	(15,099)	(9,623)	(7,513)

Net loss	$(27,035)	$(17,920)	$(14,602)

Identifiable assets:
Paperboard	$376,444	$410,534	$400,035
Tube, core, and composite container	204,124	202,441	134,462
Carton and custom packaging	212,035	236,796	252,207
Corporate	167,942	140,562	174,277

Total	$960,545	$990,333	$960,981

Depreciation and amortization:
Paperboard	$16,079	$29,272	$35,916
Tube, core, and composite container	5,184	6,723	7,537
Carton and custom packaging	6,821	13,456	16,827
Corporate	2,907	4,795	4,060

Total	$30,991	$54,246	$64,340

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$10,621	$13,992	$15,334
Tube, core, and composite container	3,698	2,347	6,536
Carton and custom packaging	3,963	4,516	4,718
Corporate	1,724	1,687	1,471

Total	$20,006	$22,542	$28,059

(A)	Results for 2003, 2002 and 2001 include charges to operations for restructuring and impairment costs of $7.2 million, $10.4 million and $4.4 million, respectively, related to closing and consolidating operations within the paperboard segment. Results for 2001 also include a $7.1 million reduction in reserves related to expiring unfavorable supply contracts at the Sprague paperboard mill.

(B)	Results for 2003 include charges to operations for asset impairment costs of $1.2 million related to the decline in value of land and buildings that were permanently closed in conjunction with the Company’s restructuring activities within the tube, core and composite container segment.

(C)	Results for 2003, 2002 and 2001 include charges to operations for restructuring and impairment costs of $6.7 million, $2.4 million and $2.6 million, respectively, related to closing and consolidating operation within the carton and custom packaging segment.

15.	Restructuring and Impairment Costs

2003 Restructuring Initiatives

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.4 million in connection with this closure. The $4.4 million charge included a $3.2 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $607 thousand accrual for other exit costs. During 2003, $670 thousand of the accrual was paid for severance and other termination benefits, $604 thousand was paid for other exit costs and an accrual of $3 thousand remained at December 31, 2003 for other exit costs. As of December 31, 2003 there were no employees remaining at the mill. The Company is currently marketing the property for sale.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. As mentioned below, the Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which includes a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. During 2003, $937 thousand of the accrual paid for severance and other termination benefits and almost all the other exit costs had been paid leaving an accrual of $302 thousand for severance and other termination benefits and $8 thousand for other exit costs. Substantially all of the Ashland carton sales will be transferred to the Company’s other carton manufacturing facilities.

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

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2003, 2002 and 2001(in thousands):

	Asset Impairment Charge	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total Restructuring Costs and Asset Impairment Charge(1)
Liability balance, December 31, 2000 (2)		$178	$622	$800

2001 costs	$3,987	1,685	1,411	3,096	$7,083

Expenditures		(1,863)	(1,567)	(3,430)

Liability balance, December 31, 2001		—	466	466

2002 costs	$7,591	494	4,628	5,122	$12,713

Expenditures		—	(289)	(289)

Liability balance, December 31, 2002		494	4,805	5,299

2003 costs	$9,498	2,094	3,550	5,644	$15,142

Expenditures and adjustment		(2,286)	(4,125)	(6,411)

Liability balance, December 31, 2003		$302	$4,230	$4,532

(1)	Asset impairment charge, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

(2)	The liability balance at December 31, 2000 represents accrued restructuring costs related to the Camden paperboard mill, which was closed in 2000. During 2001, all of the remaining severance and termination benefits were paid and $548 thousand of the other exit costs were paid, leaving a $74 thousand accrual as of December 31, 2002. During 2002, the remaining other exist costs were paid related to the Camden paperboard mill.

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

	Fair Value	Carrying Amount(1)
9 7/8 % senior subordinated notes	$306,731	$294,510
7 1/4 % senior notes	28,420	26,068
7 3/8 % senior notes	202,188	201,779

	$537,339	$522,357

(1)	The carrying amount excludes the $1.1 million adjustment for the fair value of the interest rate swap agreements discussed in Note 6.

17.	Related Party

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2003 and 2002 financial statements of Standard Gypsum LP, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $9,107,000 and $9,605,000 in Standard Gypsum’s net assets at December 31, 2003 and 2002, respectively and in $6,799,000 and $8,182,000 in that company’s net income for the years ended December 31, 2003 and 2002, respectively, are included in the accompanying consolidated financial statements. The financial statements of Standard Gypsum were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company is based solely on the report of such other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deductions Allowed		Balance at End of Year
December 31, 2003
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$4,139	$3,997	$(3,901	)(a)	$4,235
Allowance for sales returns and discounts	$1,247	$7,041	$(7,221	)(b)	$1,067

Total	$5,386	$11,038	$(11,122)		$5,302
December 31, 2002
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$3,512	$3,654	$(3,027	)(a)	$4,139
Allowance for sales returns and discounts	$738	$6,428	$(5,919	)(b)	$1,247

Total	$4,250	$10,082	$(8,946)		$5,386
December 31, 2001
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$2,758	$3,786	$(3,032	)(a)	$3,512
Allowance for sales returns and discounts	$574	$5,305	$(5,141	)(b)	$738

Total	$3,332	$9,091	$(8,173)		$4,250

(a)	Primarily uncollectible accounts receivables written-off.

(b)	Sales discounts and returns allowed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Vice President and Chief Financial Officer

Date: January 14, 2005

EXHIBIT INDEX

Exhibit No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to current report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.02	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to report on Form 10-K for the year ended December 31, 2000 [SEC File No. 0-20646])

10.03*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.04*	—	Employment Agreement, dated February 13, 2002, between the Company and Michael J. Keough (Incorporated by reference – Exhibit 10.26 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.05*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.06#*	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.30 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.07*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.08*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.09*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to report on Form 10-K for the year ended December 31, 1993 [SEC File No. 0-20646])

10.10*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

Exhibit No.		Description

10.11*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to current report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.12*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

10.13*		2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to definitive schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])

10.14	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.15	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to report on Form 10-K for the year ended December 31, 2001 [SEC File No. 0-20646])

10.16		Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference – Exhibit 2 to current report on Form 8-K dated October 15, 2002)

10.17		First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference – Exhibit 10.25 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.18	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference – Exhibit 10.29 to report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.19	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).

10.20	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.21	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.22*/**	—	Insurance Security Option Plan

12.01**	—	Computation of Ratio of Earnings to Fixed Charges

21.01**	—	Subsidiaries of the Registrant

23.01†	—	Consent of Ernst & Young LLP

23.02†	—	Consent of Deloitte & Touche LLP

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.

**	Previously filed

#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, James L. Walden, Jimmy A. Russell, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals.