Form 10-K
period 2004-12-31
CARAUSTAR INDUSTRIES INC
filed 2005-03-15
CIK 825692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004, computed by reference to the closing sale price on such date, was $390,901,648. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of March 8, 2005, 28,766,859 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Item 5 of Part II and Part III.

INTRODUCTION

Caraustar Industries, Inc. operated its business through 24 subsidiaries across the United States, Canada, Mexico and the United Kingdom as of March 11, 2005. As used herein, “we,” “our,” “us” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other filings with the Securities and Exchange Commission (“SEC”), free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a major manufacturer of 100% recycled paperboard and converted paperboard products. We manufacture products primarily from recovered fiber, which is derived from recycled paper. We operate in four business segments:

•	Paperboard

•	Recovered fiber

•	Tube, core and composite container

•	Carton and custom packaging

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

In 2004, approximately 43% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 57% was sold to external customers and represented 28.6% of our total sales of $1,060 million. Sales of unconverted paperboard to external customers as a percentage of total sales were as follows (excludes sales from the Premier Boxboard joint venture):

	Years Ended December 31,
End-use Market	2002	2003	2004
Tube, core and composite containers	1.8%	1.9%	2.0%
Folding cartons	12.1%	12.0%	10.7%
Gypsum wallboard facing paper	6.8%	4.1%	3.7%
Other specialty products(1)	10.2%	11.9%	12.2%

	30.9%	29.9%	28.6%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

Three of our paperboard mills operate specialty converting facilities that supply other specialty converted and laminated products to the bookbinding, game, puzzleboard, printing and furniture industries. We operate a specialty converting facility that supplies die cut and foam laminated products and manufactures other specialty products.

Recovered Fiber. We operate 8 stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Our recovered fiber recycling and processing facilities sort and bale recovered fiber and then either transfer it to our mills for processing or sell it to third parties. Sales of recovered fiber to external customers accounted for 5.0%, 4.8% and 7.8% of our total sales in 2002, 2003 and 2004, respectively.

Tube, Core and Composite Container. Our largest integrated converting operation is the production of tubes and cores. The principal applications of these products are cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 38 tube and core converting plants obtain approximately 84% of their paperboard needs from our paperboard mills and the remaining 16% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

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

In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 23.9%, 29.9% and 28.9 % of our total sales to external customers in 2002, 2003 and 2004, respectively.

Our tube, core and composite container division also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has three composite container plants located in Stevens Point, Wisconsin, Saint Paris, Ohio and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 4.5%, 4.3% and 4.3% of our total sales to external customers in 2002, 2003 and 2004, respectively.

We manufacture injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries, plastic parts that are used as components of composite containers and other specialized products. These plastic products are, to a large extent, complementary to our tube and core products. We own a company in Union, South Carolina that produces such plastic products. We produce plastic cartridges at a facility located in New Smyrna Beach, Florida. Plastic products and related sales to external customers accounted for 1.9%, 1.9% and 1.5% of our total sales to external customers in 2002, 2003 and 2004, respectively.

We also operate three partition plants that convert paperboard from our mill system into solid fiber interlocking partitions used by the food and beverage, cosmetic, pharmaceutical, and electronic industries.

Carton and Custom Packaging. We manufacture folding cartons and rigid set-up boxes at 13 plants. These plants obtain approximately 55% of their paperboard needs from our paperboard mills and the remaining 45% from other manufacturers. The paperboard purchased from other manufacturers is primarily paperboard grades not manufactured by our mill system. Our folding cartons and rigid set-up boxes are used principally as containers for paper goods, hardware, candy, sporting goods, frozen foods, dry food, film and various other industrial applications including textile and apparel.

We operate 6 specialty packaging facilities: two in Ohio, two in New Jersey and one each in Massachusetts and North Carolina. These facilities perform contract manufacturing and custom contract packaging for a variety of consumer product companies. Additionally, we operate a digital imaging facility in Ohio and a prepress reproduction facility in Connecticut.

Carton and custom packaging sales accounted for 33.7% of our total sales to external customers in 2002, 29.2% in 2003 and 28.8% in 2004.

Sales by Segment. Our consolidated sales for the year ended December 31, 2004 were $1,060.3 million. Our four business segments accounted for the following percentages of sales for that period:

•	Paperboard — 26%

•	Recovered fiber — 8%

•	Tube, core and composite container — 37%

•	Carton and custom packaging — 29%

Joint Ventures. We also operate two joint ventures with Temple-Inland, Inc., in which we own 50% interests. One of the joint ventures, Premier Boxboard Limited LLC, produces a lightweight gypsum facing paper along with containerboard grades. We believe that Premier Boxboard Limited LLC is the lowest cost mill in the industry. The other joint venture, Standard Gypsum, L.P., manufactures gypsum wallboard. We manage the day-to-day operations of our Premier Boxboard joint venture, and Temple-Inland manages the day-to-day operations of our Standard Gypsum joint venture.

In December 2003, the Company formed a joint venture, C.W. Fiber Management LLC, with Wilmington Paper to own and operate a recovered fiber procurement and brokerage operation. Each joint venture partner contributed $150 thousand and owns a 50% interest in the entity. The joint venture is managed by Wilmington Paper.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings,” for more information about our joint ventures.

Raw Materials.

Recovered fiber, derived from recycled paperstock, is the only significant raw material we use in our mill operations. We purchase approximately 38% of our recovered fiber requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. We obtain the balance from a combination of other sources. We collect some recovered fiber from small collectors and waste collection businesses. Our recovered fiber recycling and processing facilities sort and bale this recovered fiber and then either transfer it to our mills for processing or sell it to third parties. We also obtain recovered fiber from customers of our converting operations and from waste handlers and collectors who deliver loose recovered fiber to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own recovered fiber for our periodic collection.

We closely monitor our recovered fiber costs, which can fluctuate significantly. See “—Risk Factors — Our business and financial performance may be harmed by future increases in raw material and other operating costs.” Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. One of these initiatives is to consolidate procurement of recovered fiber in order to maximize efficiency and leverage our scale.

Energy Costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. For information about our fluctuating energy costs, see “— Risk Factors — Our operating margins and cash flow may be adversely affected by rising energy costs.”

Product Distribution.

Some of our manufacturing and converting facilities has its own sales staff and maintains direct sales relationships with its customers while other facilities are using a centralized sales staff. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 182 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

Customers.

We manufacture most of our converted products pursuant to customers’ orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of major customers. We do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations. Sales to external customers located in foreign countries accounted for approximately 6.4%, 5.6% and 6.6% of our sales for 2004, 2003 and 2002, respectively.

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

Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our largest competitor in the tube and core market. According to industry data, Sonoco had more than 50% of the total tube and core market in the United States in 2004. We also compete with several regional companies and numerous small local companies in the tube and core market.

Carton and custom packaging. The folding carton and custom packaging market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be stronger in particular geographic areas or market niches. In the markets served by our carton plants, the leading competitors are Graphic Packaging, Inc, Rock-Tenn Company and Smurfit-Stone Container Corporation.

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

Competitive position.

Recovered fiber costs were higher on average in 2004 compared to 2003. Our average cost for recovered fiber per ton of recycled paperboard produced was approximately $107 during 2004, a 21.6 percent increase from $88 per ton in 2003. Although no specific information is available about competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber.

Our relatively low recovered fiber costs are also attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into its pulpers. In 2004 and 2003, unbaled recovered fiber represented approximately 4 percent and 5 percent, respectively, of our total recovered fiber purchases. We also use other fiber recovery methods, such as our small baler program, that result in lower recovered fiber costs.

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

Our recycled paperboard mills use substantial amounts of water in the papermaking process. Our mills discharge process wastewater pursuant to wastewater discharge permits into local sewer systems or directly into nearby waters. We use only small amounts of hazardous substances, and we believe the concentration of these substances in our wastewater discharge generally is below permitted maximums. From time to time, the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill’s wastewater requires us to alter the content of our wastewater. We can effect reductions by, among other things, additional screening of the wastewater, by otherwise changing the flow of process wastewater from the mill or from pretreatment ponds into the sewer system, and by adding chemicals to the wastewater. For a description of some potentially required expenditures relating to air emissions at our Sprague facility, see Item 3. “Legal Proceedings.” We also are subject to regulatory requirements related to the disposal of solid wastes and air emissions from our facilities. We are not currently aware of any other required expenditures relating to wastewater discharge, solid waste disposal or air emissions that we expect to have a material adverse effect on our business or financial condition, but we are unable to give assurance that we will not incur material expenditures in these areas in the future.

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

Employees.

As of the filing of this report, the 105 facilities we operate had approximately 5,700 employees, of whom approximately 4,500 are hourly and 1,200 are salaried. Approximately 2,700 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2005-2009. Although, our relations with our employees are considered to be good there is no assurance that we will be able to renegotiate our union contracts that expire in 2005 which cover approximately 804 of our hourly employees.

Executive Officers.

The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)
Michael J. Keough (53)	President and Chief Executive Officer; Director

President and CEO since 1/2005; Senior Vice President and Chief Operating Officer 3/2002-2004; 2000-2002, President and Chief Operating Officer and 1993-2000, Vice President and General Manager, Container Operations, of Gaylord Container Corporation, a manufacturer and distributor of corrugated containers. Director since 10/2002.

Ronald J. Domanico (46)	Senior Vice President and Chief Financial Officer

Senior Vice President and Chief Financial Officer since 1/2005; Vice President and CFO 10/2002-12/2004; 2000-2002, Executive Vice President and Chief Financial Officer of AHL Services, Inc., a provider of marketing support services; 1997-2000, CFO, Nabisco International, a manufacturer and distributor of packaged foods; 1981-1997, Chief Financial Officer, Kraft, Inc., International Operations, a manufacturer and distributor of packaged foods.

William A. Nix, III (53)	Vice President, Treasurer and Chief Accounting Officer	Since 1/2005; Vice President, Treasurer and Controller 4/2001-2004; 1995-2000, Vice President, Treasurer, AGCO Corporation, a worldwide manufacturer and distributor of agricultural equipment.

Thomas C. Dawson (53)	Vice President, Mill Group	Vice President since 12/2003; employed with Caraustar Mill Group since 1973.

Jimmy A. Russell (57)	Vice President, Industrial and Consumer Products Group	Since 4/1993

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)
Steven L. Kelchen (47)	Vice President, Custom Packaging Group	Since 8/2004 ; 2000-2004 Vice President, Regional Manager, Folding Cartons & Labels’ Smurfit Stone Container Corporation, a leading integrated manufacturer of paperboard and paper-based packaging

Gregory B. Cottrell (47)	Vice President, Recovered Fiber Group	Since 10/2004; 1994 – 2004 President of Caraustar Recovered Fiber Group (a wholly-owned subsidiary of Caraustar, Inc.)

John R. Foster (59)	Vice President, Sales and Marketing	Since 9/1996

Barry A. Smedstad (58)	Vice President, Human Resources and Public Relations	Since 1/1999

Website. Our corporate website is www.caraustar.com. There you can access general information about our company, as well as our SEC filings. See “Introduction” above for more information regarding our website.

Risk Factors

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. The risks below are not the only ones facing our Company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

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

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs decreased steadily throughout 2004 compared to 2003. In 2003, the average energy cost in our mill system was approximately $61 per ton. In 2004, energy costs decreased by 6.1% to $57 per ton. This decrease was due primarily to higher operating rates by producing more paperboard tons using fewer machines. Until the last few years, our business had not been significantly affected by energy costs, and we historically have not passed energy cost increases through to our customers. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Downturns in any of these sectors will result in decreased demand for our products. In particular, our business has been adversely affected in recent periods by the general slow-down in industrial demand. These conditions are beyond our ability to control, but have had, and will continue to have, a significant impact on our sales and results of operations.

We are adversely affected by the cycles, conditions and problems inherent in our industry.

Our operating results tend to reflect the general cyclical nature of the business in which we operate. In addition, our industry has suffered from excess capacity. Our industry also is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition and volatility within our industry. In the event of a recession, demand and prices are likely to drop substantially. Our profitability historically has been more sensitive to price changes than to changes in volume. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our substantially leveraged financial position, may adversely affect our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

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

Acquisitions also involve specific risks. Some of these risks include:

•	assumption of unanticipated liabilities and contingencies;

•	diversion of management’s attention; and

•	possible reduction of our reported earnings because of:

•	goodwill and intangible asset impairment;

•	increased interest costs;

•	issuances of additional securities or incurrence of debt; and

•	difficulties in integrating acquired businesses.

As we grow, we can give no assurance that we will be able to:

•	use the increased production capacity of any new or improved facilities;

•	identify suitable acquisition candidates;

•	complete additional acquisitions; or

•	integrate acquired businesses into our operations.

If we cannot raise the necessary capital for, or use our stock to finance, acquisitions, expansion plans or other significant corporate opportunities, our growth may be impaired.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our senior credit facility imposes limitations on our ability to make acquisitions or other strategic investments. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements included in Part II, Item 8 of this annual report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings,” we have provided credit support to our joint ventures for which we could also be liable. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including compliance with financial covenants;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a possible competitive disadvantage compared to our competitors that have less debt;

•	adversely affect the value of our common stock and

•	affect our viability as a going concern.

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. These regulations are complex, and our compliance with them can be affected by a myriad of factors, including rates of production, changes in applicable standards or interpretations, human error, equipment malfunction and other factors. From time to time we have and may continue to find that we have inadvertently failed to meet specific regulations or standards despite our efforts to comply with them. Under environmental laws, we also can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. We are aware of issues regarding hazardous substances at some facilities. Despite our compliance efforts, risk of environmental liability is part of the nature of our business. We cannot give assurance that environmental liabilities, including compliance and response costs, will not have a material adverse effect on our business. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, failure of indemnitors to fulfill their obligations, or further investigation of the potential health hazards of certain products or business activities.

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

Restructuring has been a primary component of our management’s strategy to address the decrease in demand resulting from secular trends and generally weak domestic economic conditions. Between 2001 and 2004, restructuring and asset impairment charges have totaled $57.1 million, of which approximately $34.2 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of transitioning of business within our mill and converting systems to other company facilities. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization. However, we can give no assurance that the cost reductions contemplated by our recent and future restructuring activities will be achieved within the expected time frame, or at all. Any delays or failure in delivering products to our customers due to our facilities rationalization may result in order cancellations or termination of customer relationships, all of which could adversely impact our competitive position and would offset any cost savings we might have achieved. In addition, although, under current market conditions, we expect that restructuring charges will continue to decline, we may continue to incur material restructuring charges in the future, which may exceed our expectations if market conditions change.

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

In addition, a significant percentage of our hourly employees are represented by labor unions, with all principal union contracts expiring between 2005 and 2009. Although we consider our relations with our employees to be good, we cannot provide any assurance that the union contracts will be renewed in a timely manner, on terms acceptable to us, or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common shares are publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting

Oversight Board, the SEC and Nasdaq, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. Our ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment has required the commitment of significant financial and managerial resources. In part to prepare for compliance with Section 404, as well as to generally improve our internal control environment, we have undertaken substantial measures, including, among other things, costly projects to centralize our accounting functions and reorganize our information technology department. These projects have represented operational risks requiring significant resources to complete in a timely manner in order to enable us to comply with the Section 404 requirements.

Because these new and changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, their application in practice may continue to evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and impose additional costs on us to revise our disclosure and governance practices accordingly.

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

Specialty Converting Plants	4	Austell, GA; Charlotte, NC; Mooresville, NC; Taylors, SC

RECOVERED FIBER

Recovered Fiber Collection and Processing Plants (2)	8	Columbus, GA; Dalton, GA; Doraville, GA; Charlotte, NC; Cleveland, OH; Hardeeville, SC; Texarkana, TX (leased); Pasadena, CA (leased)

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants	38

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

Composite Container Plants	3	Orrville, OH; Saint Paris, OH; Stevens Point, WI

Specialty Converting Plants	7	Austell, GA; Lancaster, PA; Arlington, TX; Tacoma, WA; Covington, GA; Litchfield, IL; Frenchtown, NJ

Plastics Plants	2	New Smyrna Beach, FL (leased); Union, SC

Special Services and Other Facilities	2	Kernersville, NC (leased); Saint Paris, OH

Type of Facility	Number of Facilities	Locations

CARTON AND CUSTOM PACKAGING

Carton Plants	13

Birmingham, AL (leased); Denver, CO; Versailles, CT; Thorndike, MA; Hunt Valley, MD; Burlington, NC; Randleman, NC; Mentor, OH; Grand Rapids, MI; St. Louis, MO; York, PA; Kingston Springs, TN; Chicago, IL (leased)

Contract Packaging and Contract Manufacturing Plants	6	Robersonville, NC; Bucyrus, OH; Strasburg, OH; Thorndike, MA; Clifton, NJ; Pine Brook, NJ (leased);

Special Services	3	Versailles, CT; Grand Rapids, MI; Cleveland, OH

JOINT VENTURES

Gypsum Wallboard(3)	2	Cumberland, TN (50% interest); McQueeney, TX (50% Interest)

Paperboard Mill	1	Newport, IN (50% interest)

Tube and Core Plant	1	Mexico City, Mexico (65% interest)

Tube and Core Specialty Converting Facility	1	Mexico City, Mexico (65% interest)

Recovered Fiber Facility	1	Pinebrook, NJ (50% interest)

(1)	All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which produce clay-coated recycled boxboard.
(2)	Recovered fiber collection and/or processing also occurs at each of our mill sites and all of our carton plants and tube and core plants.
(3)	The two gypsum wallboard facilities are managed by our joint venture partner.

ITEM 3. LEGAL PROCEEDINGS

By letter dated February 15, 2005, the Company’s Sprague facility received a proposed consent order from the Connecticut Department of Environmental Protection alleging that the facility had exceeded the visible emissions standards in the second and third quarters of 2004 and the sulfur dioxide emissions standard for the first quarter of 2003. The consent order proposes a civil penalty of approximately $182 thousand and corrective actions that would require additional expenditures by the Company. The Company has implemented operational changes that we believe will ensure compliance with these visible emissions and sulfur dioxide standards going forward. The Company is currently actively negotiating this matter with the Connecticut Department of Environmental Protection.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares, $.10 par value (the “Common Shares”), are traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System (“NASDAQ”) under the symbol CSAR. As of March 3, 2005, there were approximately 415 shareholders of record and, as of that date, we estimate that there were approximately 3,600 beneficial owners holding stock in nominee or “street” name. The table below sets forth quarterly high and low stock prices during the years 2003 and 2004.

	High	Low
2003

First Quarter	$9.80	$6.20
Second Quarter	8.65	6.40
Third Quarter	9.89	7.51
Fourth Quarter	13.91	8.20

2004

First Quarter	$15.26	$9.76
Second Quarter	14.76	10.90
Third Quarter	17.23	11.76
Fourth Quarter	17.42	14.25

In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow performance improve. As described in Part II, Item 7 under “— Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

The following table sets forth all purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month for 2004.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under Plans or Programs
January 1 — January 31, 2004	260	$14.07	—	—
February 1 — February 29, 2004	574	$13.99	—	—
March 1 — March 31, 2004	311	$11.58	—	—
April 1 — April 30, 2004	—	—	—	—
May 1 — May 31, 2004	—	—	—	—
June 1 — June 30, 2004	—	—	—	—
July 1 — July 31, 2004	—	—	—	—
August 1 — August 31, 2004	—	—	—	—
September 1 — September 30, 2004	62,039	$16.77	—	—
October 1 — October 31, 2004	—	—	—	—
November 1 — November 30, 2004	—	—	—	—
December 1 — December 31, 2004	140	$17.15	—	—

Total	63,324	$14.72	—	—

(1)	These shares were surrendered by employees to satisfy the employee’s minimum withholding obligations in connection with the vesting of restricted common stock issued by the Company. The Company does not consider the purchase of shares from employees in this context to be pursuant to a publicly announced plan or program. The table excludes shares withheld from employees in “cashless exercises” to satisfy minimum tax withholding requirements and to pay the exercise price of options.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data and ratios)
Summary of Operations
Sales	$1,060,275	$992,220	$936,779	$900,256	$1,014,615
Cost of sales	900,368	835,281	781,132	720,018	810,705

Gross profit	159,907	156,939	155,647	180,238	203,910
Selling, general and administrative expenses	136,445	147,998	136,867	146,934	145,268
Restructuring and impairment costs	22,112	15,142	12,713	7,083	16,777
Gain on sale of real estate	10,323	—	—	—	—

Income (loss) from operations	11,673	(6,201)	6,067	26,221	41,865
Other (expense) income:
Interest expense	(42,160)	(43,905)	(38,115)	(41,153)	(34,063)
Interest income	948	1,026	1,652	986	412
Loss on extinguishment of debt	—	—	—	(4,305)	—
Write-off of deferred debt costs	—	(1,812)	—	—	—
Equity in income (loss) of unconsolidated affiliates	25,251	8,354	2,488	(2,610)	6,533
Other, net	(1,041)	208	130	(1,434)	(918)

	(17,002)	(36,129)	(33,845)	(48,516)	(28,036)

(Loss) income before minority interest and income taxes	(5,329)	(42,330)	(27,778)	(22,295)	13,829
Minority interest in (income) losses	(184)	196	235	180	(169)
Benefit (provision) for income taxes	1,534	15,099	9,623	7,513	(5,485)

Net (loss) income	$(3,979)	$(27,035)	$(17,920)	$(14,602)	$8,175

Diluted weighted average shares outstanding	28,479	27,993	27,871	27,845	26,301
Per Share Data
Net (loss) income	$(0.14)	$(0.97)	$(0.64)	$(0.52)	$0.31
Cash dividends declared	$0.00	$0.00	$0.00	$0.18	$0.72
Market price on December 31	$16.82	$13.80	$9.48	$6.93	$9.38
Shares outstanding, December 31	28,753	28,222	27,907	27,854	26,205
Total Market Value of Common Stock	$483,625	$389,464	$264,558	$193,028	$245,803
Balance Sheet Data
Cash and cash equivalents	$89,756	$85,551	$34,314	$64,244	$8,900
Property, plant and equipment, net	388,134	410,772	443,395	450,376	483,309
Depreciation and amortization	30,089	30,991	54,246	64,340	60,858
Capital expenditures	20,891	20,006	22,542	28,059	58,306
Total assets	959,705	960,545	990,333	960,981	934,097
Current maturities of long-term debt	80	106	70	48	1,259
Revolving credit loans	—	—	—	—	194,000
Long-term debt, less current maturities	506,141	531,001	532,715	508,691	272,813
Shareholders’ equity	217,252	219,877	241,681	279,579	279,808
Total shareholder’s equity and debt	$723,473	$750,984	$774,466	$788,318	$747,880

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The carton and custom packaging segment produces printed and unprinted folding carton and set-up boxes and provides contract manufacturing and packaging services.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 43% in 2004. The remaining 57% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint ventures Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last several years, the pace of our acquisition activity, and correspondingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities.

We are a holding company that operated our business through 24 subsidiaries as of March 11, 2005. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 — 5 years depending on such factors as gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume and revenue in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. Since 2002 our industry has improved but has not returned to historical levels of demand and capacity utilization. While we believe that future operating results may improve, we cannot ascertain when or to what extent this may occur.

The key operating indicator of our business is paperboard mill operating rates. Mill operating rates are calculated as the ratio of production compared with capacity, assuming a normalized mill schedule of 355 days per year. As paperboard mill operating rates increase, cost per ton of paperboard generally decreases. As these tons are sold, profitability increases since fixed production costs are absorbed by more tons produced. Additionally, higher operating rates generally provide enhanced opportunity to recover material and labor increases through improved pricing. This positively affects paperboard and converted products’ income from operations and cash flow. Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 — 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to lower labor cost environments and product substitution, e.g. plastic standup pouches used for packaging instead of boxes. The decrease in demand resulted in a decrease in operating rates. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect operating results. We further expect these trends to be somewhat offset by the improving domestic economy, increased market share and our own paperboard mill capacity reductions. Recent industry improvement in operating rates has been driven by paperboard mill closures, as over 1.7 million tons of capacity, or approximately 20% of the recycled paperboard mill total capacity, was closed from 2001 through 2004. We have closed approximately 323 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand.

Industry Source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and 2004, restructuring and asset impairment charges have totaled $57.1 million, of which approximately $34.2 million have been noncash charges, see “Results of Operations 2004 — 2003” and “Results of Operations 2003 — 2002”. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. Restructuring charges increased in 2004 versus 2003 but we believe that future earnings and cash flows will be favorably impacted by our continued efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $107 and $88 during 2004 and 2003, respectively, an increase of 21.6%.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. In 2002, the average energy cost in our mill system was approximately $50 per ton compared to $61 per ton in 2003, a 22.0% increase. In 2004 energy costs averaged $57 per ton, a decrease of 6.1% from 2003. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, as the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “— Risk Factors — Our operating margins may be adversely affected by rising energy costs.”

We raise our selling prices in response to increases in raw material and energy costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 1, “— Risk Factors — Our business and financial performance may be harmed by future increases in raw material and other operating costs.”

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

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments which have averaged less than 1% of sales for the years ended December 31, 2004, 2003 and 2002 are provided for in the same period as the related revenues are recorded and are determined based on historical experience or specific customer arrangements.

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. When we become aware of a customer whose financial viability is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for current shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for noncollectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2004, 2003 and 2002 was $3.1 million, $4.2 million and $4.1 million, respectively, and our provision for uncollectible accounts was $1.8 million, $4.0 million and $3.7 million for the years ending 2004, 2003 and 2002, respectively. While our credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

Inventory. Inventories are carried at the lower of cost or market. Cost includes raw materials, direct and indirect labor, employee benefits, energy and fuel, depreciation, chemicals and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. Inventory over six months old is generally deemed unsaleable at first quality prices unless customer arrangements or other special circumstances exist. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory; however, in 2004, 2003 and 2002, these write-offs, other than those related to specific customer bankruptcies, were insignificant.

Goodwill. We test the carrying amount of goodwill at least annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Impairment testing is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and is based on a discounted cash flow approach to determine the fair value of each reporting unit. The determination of fair value requires significant management judgment including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. We also test the sensitivities of fair value estimates to changes in our growth assumptions of sales volumes, selling prices and costs. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment is indicated. If a possible impairment is indicated, we estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit attributed to those net assets. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. We also use judgment in assessing whether we should test more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. Based on our goodwill impairment testing completed during the fourth quarter of 2004, we have determined that our $183.1 million of goodwill is not impaired.

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

Impairment charges of $1.2 and $2.1 million were recorded in 2004 and 2003, respectively, related to assets held for sale. The charges represent the difference between the carrying value of the assets and their estimated fair value.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid and discounted to present value, represents the liability that we record in our financial statements. The primary controllable driver of our workers’ compensation liability is the loss development factor that estimates the amount to which one dollar in actual claims incurred will ultimately grow over the life of the claim, which may be several years. A 10.0% change in the loss development factors utilized for 2004 would have resulted in a $443 thousand change in workers’ compensation expense and accrued liability at December 31, 2004. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor of 75 days. The lag factor represents an estimate based on historical experience of claims that have been incurred and should be recorded as a liability, but have not been reported. A 10.0% change in the lag factor would have resulted in a $503 thousand change in our healthcare costs and accrued liability at December 31, 2004. Future actual costs related to self-insured coverages will depend on claims incurred, medical cost trends, which have increased in recent years, safety performance and various other factors related to our employee population, which has decreased in recent years. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

At December 31, 2004 and 2003, we had net federal and state deferred tax assets related to net operating losses of $44.3 and $34.5 million, respectively. At December 31, 2004 and 2003 the Company established valuation allowances of $6.4 and $4.0 million for a portion of these deferred tax assets, respectively. For additional information, see Note 11 to our consolidated financial statements included in Part II, Item 8 of this annual report.

Pension and Other Postretirement Benefits. We maintain a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During September 2003, the maximum deductible contribution of $11.7 million was made to the Pension Plan relating to the 2002 plan year, and there were no contributions made in 2004 relating to the 2003 plan year. Based on our current estimate of future funding requirements, we do not expect to make a contribution during the year ended December 31, 2005.

In September 2004, the Company announced the suspension of any further pension benefits for certain employees covered by the Pension Plan. The suspension was effective as of December 31, 2004 and froze the accrued pension benefits for employees not subject to a collective bargaining agreement and employees who do not qualify for continued benefits based on years of service and age requirements. The curtailment reduced the Company’s December 31, 2004 projected benefit obligation by $3.9 million and increased 2004 pension expense by $97 thousand.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP was unfunded at December 31, 2004.

The determination of our Pension Plan and SERP benefit obligations and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions we used to determine our projected benefit obligation as of:

	December 31,
	2003	2004
Weighted average discount rate	6.25%	5.75%
Weighted average rate of compensation increase	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	December 31,
	2002	2003	2004
Weighted average discount rate	7.50%	6.75%	6.25%
Weighted average expected rate of return on plan assets	9.50%	9.00%	9.00%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

In developing the weighted average discount rate, we evaluated input from our actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was lowered from 6.25% at December 31, 2003 to 5.75% at December 31, 2004. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from our actuaries, we concluded that a discount rate of 5.75% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2004 projected benefit obligation of approximately $3.5 million and estimated 2005 net pension expense of approximately $509 thousand.

In developing our weighted average expected rate of return on plan assets, we evaluated such criteria as return expectations by asset class and long-term inflation assumptions. Our expected weighted average rate of return is based on an asset allocation assumption of 55% equity, 25% fixed income and 20% investment in a portfolio of hedge funds. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As a result of this analysis, we concluded that the expected weighted average rate of return of 9.0% for December 31, 2004 is appropriate. A 0.25% change in the weighted average expected rate of return would change estimated 2005 net pension expense $180 thousand.

Since no contribution was required or made in 2004, the under-funded status of our Pension Plan and the SERP increased by approximately $12.6 million in 2004. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

We also provide postretirement medical benefits at certain of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $593 thousand, $195 thousand and $178 thousand for the years ended December 31, 2002, 2003 and 2004, respectively. The accumulated postretirement benefit obligations at December 31, 2003 and 2004 were determined using a weighted average discount rate of 6.25% and 5.75%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 7.5% in 2004, decreasing 0.5% each year to 4.5% by the year 2011. Increasing the assumed health care costs trend rate by one percentage point would have increased the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $614 thousand and would have increased net periodic postretirement benefit cost by approximately $35 thousand for the year ended December 31, 2005.

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

Shipping and Handling Cost Reclassification. Certain shipping and handling costs were reclassified from selling, general and administrative expenses to cost of sales. EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” allows companies to classify these costs as cost of sales. This reclassification was made because management believes that this presentation is more comparable to our competitors and would be beneficial to users of our financial statements. These shipping and handling costs were for items such as pallets, shrink wrap and other items used to prepare our product for shipment to the customer. The shipping and handling costs reclassified in 2003 and 2002 and the resulting impact on gross profit was as follows (in thousands):

	Years Ended December 31,
	2003	2002
Gross profit reported in 2003 10-K/A	$172,871	$168,824
Shipping and handling costs reclassification	15,932	13,177

Gross profit reported in 2004 10-K	$156,939	$155,647

Percentage decrease in gross profit	9%	8%

Results of Operations 2003 — 2004

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average net selling price and average cost per ton, is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See “Risk Factors” in Part I, Item 1 for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Years Ended December 31,		Change	% Change
	2003	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	958.9	977.9	19.0	2.0%
Purchases from external sources	118.5	133.9	15.4	13.0%

Total paperboard tonnage	1,077.4	1,111.8	34.4	3.2%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	248.1	246.6	(1.5)	(0.6)%
Purchases from external sources	32.7	45.3	12.6	38.5%

Tube, core and composite container converted products	280.8	291.9	11.1	4.0%
Unconverted paperboard shipped to external customers	43.3	46.9	3.6	8.3%

Tube, core and composite container volume	324.1	338.8	14.7	4.5%
Folding carton volume
Paperboard (internal)	87.5	92.1	4.6	5.3%
Purchases from external sources	69.3	75.9	6.6	9.5%

Folding carton converted products	156.8	168.0	11.2	7.1%
Unconverted paperboard shipped to external customers	261.4	238.3	(23.1)	(8.8)%

Folding carton volume	418.2	406.3	(11.9)	(2.8)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	106.6	101.0	(5.6)	(5.3)%
Other specialty products volume
Paperboard (internal)	70.7	82.7	12.0	17.0%
Purchases from external sources	16.5	12.7	(3.8)	(23.0)%

Other specialty converted products	87.2	95.4	8.2	9.4%
Unconverted paperboard shipped to external customers	141.3	170.3	29.0	20.5%

Other specialty products volume	228.5	265.7	37.2	16.3%

Total paperboard tonnage	1,077.4	1,111.8	34.4	3.2%

Selling price and cost data ($/ton):
Paperboard mills:
Average net selling price	$418	$430	12	2.9%
Average recovered fiber cost	88	107	19	21.6%
Tube and core facilities:
Average net selling price	$807	$824	17	2.1%
Average paperboard cost	464	479	15	3.2%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Years Ended December 31,		Change	% Change
	2003	2004
Paperboard
Unconverted paperboard shipped to external customers	552.6	556.5	3.9	0.7%
Paperboard shipped internally to converters in the paperboard segment	47.2	54.0	6.8	14.4%
Paperboard purchased externally by converters in the paperboard segment	2.0	0.4	(1.6)	(80.0)%

Total volume	601.8	610.9	9.1	1.5%

Tube, core and composite container
Paperboard (internal)	271.6	275.3	3.7	1.4%
Purchases from external sources	47.2	57.6	10.4	22.0%

Total volume converted	318.8	332.9	14.1	4.4%

Carton and custom packaging
Paperboard (internal)	87.5	92.1	4.6	5.3%
Purchases from external sources	69.3	75.9	6.6	9.5%

Total volume converted	156.8	168.0	11.2	7.1%

Total paperboard tonnage	1,077.4	1,111.8	34.4	3.2%

Paperboard tonnage. Total paperboard tonnage increased 3.2% in 2004. Tons sold from paperboard mill production increased 2.0% in 2004. Total tons sold to our converters increased 5.8% in 2004.

Total paperboard tonnage increased due to the following factors:

•	An increase in sales of unconverted paperboard to external customers in the other specialty and tube, core and composite container end-use markets.

•	An increase in internal conversion by our tube, core and composite container segment, carton and custom packaging segment and other specialty converting operations.

These increases were partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily driven by weak demand in our coated paperboard mill system, combined with the closing of one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Lower sales of unconverted paperboard shipped to our customers in the gypsum end-use market. This decrease was primarily due to the transfer of volume from our Buffalo paperboard mill to our 50% owned, unconsolidated, Premier Boxboard joint venture. Including the volume from Premier Boxboard, gypsum volume increased 30.9% to 245 thousand tons in 2004 compared with 187 thousand tons for the same period in 2003.

Sales. Our consolidated sales for the year ended December 31, 2004 increased 6.9% to $1,060.3 million from $992.2 million in 2003. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2003	2004
Paperboard	$274,414	$282,002	$7,588	2.8%
Recovered fiber	47,573	82,373	34,800	73.2%
Tube, core and composite container	380,144	390,203	10,059	2.7%
Carton and custom packaging	290,089	305,697	15,608	5.4%

Total	$992,220	$1,060,275	$68,055	6.9%

Paperboard Segment

Sales for the paperboard segment increased due to the following factors:

•	Higher selling prices for unconverted paperboard accounted for approximately $7.8 million of the increase.

•	Higher volume accounted for approximately $1.4 million of the increase.

These factors were partially offset by lower volume in the paperboard segment’s converting operations and the June 2004 divestiture of the chemical sales operation, which accounted for a $2.6 million decrease in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased due to the following factors:

•	Higher brokerage sales volume accounted for approximately $24.8 million of the increase.

•	Higher volume of recovered fiber sales accounted for approximately $6.2 million of the increase.

•	Sales of approximately $3.8 million from a new greenfield brokerage facility which started operations in the second quarter of 2004.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to the following factors:

•	Higher selling prices for the tube and core operations accounted for approximately $5.5 million of the increase.

•	Higher volume in our angle-board operations accounted for approximately $4.1 million of the increase.

•	Higher volume in the composite container operations accounted for approximately $3.8 million of the increase.

These factors were partially offset by a decline in volume in the partition and plastics operations of approximately $2.8 million.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher contract packaging volume accounted for approximately $7.6 million of the increase.

•	Higher carton volume and selling prices accounted for an estimated $7.9 million of the increase.

Gross Profit Margin. Gross profit margin for 2004 decreased to 15.1% of sales from 15.8% in 2003. This margin decrease was due primarily to the following:

•	An increase in paperboard mill recovered fiber costs, although partially offset by higher selling prices, accounted for an estimated $6.6 million decline in gross profit.

•	A $28.6 million increase in brokered recovered fiber sales which have substantially lower gross margins than other business.

•	Accelerated depreciation expense of approximately $1.9 million related to the closures of the Charlotte, North Carolina carton plant, the Georgetown, Kentucky plastics plant and the Mooresville, North Carolina puzzle operation. The facilities ceased production in the fourth quarter of 2004 and are a part of our restructuring activities explained below, see “ — Restructuring and Impairment Costs.”

These factors were partially offset by a $3.6 million decrease in energy and fuel costs for our paperboard mills as a result of increased operating rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $136.5 million in 2004, a decrease of 7.8% from 2003. The decrease in selling, general and administrative expenses was the result of the following:

•	Savings of approximately $5.7 million as a result of closing and consolidating facilities.

•	Higher trucking costs of approximately $3.0 million recorded in selling, general and administrative expenses during 2003.

•	Lower accounts receivable reserve expense of approximately $2.2 million.

•	Expenses of $1.5 million related to idling one of two coated recycled paperboard machines at our Rittman, Ohio facility recorded in 2003.

•	Elimination of approximately $1.5 million in expenses resulting from the divestiture of the paperboard segment’s chemical sales operation in June of 2004.

•	Lower information technology expenses of approximately $900 thousand.

These factors were partially offset by the following:

•	Fees for consultants to assist the company with internal control testing and compliance combined with higher consolidated accounting costs, resulted in a $2.4 million increase in 2004.

•	Expense of approximately $1.6 million in 2004 related to the vesting of performance accelerated restricted stock.

Restructuring and Impairment Costs. For the year ended December 31, 2004, we recorded charges totaling $22.1 million for restructuring and impairment costs. Included in this total were $4.6 million in severance and other termination benefit costs, $4.4 million in other exit costs and $13.1 million in asset impairment charges and loss on disposals. For the year ended December 31, 2003, we recorded charges totaling $15.1 million for restructuring and impairment costs. Included in this total were $2.1 million in severance and other termination benefit costs, $3.6 million in other exit costs and $9.5 million in asset impairment charges. These restructuring plans are a component of management’s strategy to match supply with market demand, lower costs and streamline production capabilities. See Note 14 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Gain on Sale of Real Estate, In October 2004 we sold the real estate associated with our Chicago paperboard mill, which permanently closed in January 2001, for $11.1 million, net of expenses, and recorded a gain of $10.3 million.

Income (loss) from operations. Income from operations for 2004 was $11.7 million, an increase of $17.9 million compared with an operating loss of $6.2 million in 2003. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2003	2004
Paperboard	$17,000	$26,587	$9,587	56.4%
Recovered fiber	3,012	3,897	885	29.4%
Tube, core and composite container	8,688	10,972	2,284	26.3%
Carton and custom packaging	(12,757)	(6,572)	6,185	48.5%
Corporate expense	(22,144)	(23,211)	(1,067)	(4.8)%

Total	$(6,201)	$11,673	$17,874	N/A

Paperboard Segment

The improvement in income from operations was a result of the following:

•	A gain on sale of real estate of $10.3 million was recorded in 2004 related to the sale of our Chicago paperboard mill which was permanently closed in January, 2001.

•	Improved operating results of approximately $6.3 million resulting from closing and consolidating facilities.

•	Lower fuel and energy costs of approximately $3.5 million. The decrease in costs was primarily due to higher operating rates by producing more paperboard tons using fewer machines.

•	A write-off of inventory of $1.7 million in the second quarter of 2003.

•	Expenses of $1.5 million recorded in 2003 related to idling one of two coated recycled paperboard machines at our Rittman, Ohio facility .

These factors were partially offset by the following:

•	An increase in paperboard mill recovered fiber costs, although partially offset by higher selling prices, accounted for an estimated $6.6 million decline in income from operations in 2004.

•	Higher restructuring and impairment costs of $5.2 million.

•	Higher accounting, marketing and information technology expenses formerly recorded as corporate expenses of approximately $2.4 million.

Recovered Fiber Segment

The increase in income from operations was primarily due to higher sales in 2004.

Tube, Core and Composite Container Segment

Income from operations increased due to the following factors:

•	Cost savings initiatives accounted for an approximate $1.9 million of the increase.

•	Higher margin and volume accounted for approximately $600 thousand.

•	Lower restructuring and impairment costs of approximately $400 thousand.

These increases were partially offset by:

•	Higher accounts receivable reserve expense of approximately $300 thousand.

Carton and Custom Packaging Segment

Loss from operations decreased due to the following factors:

•	Improved operating results of approximately $3.4 million resulting from closing and consolidating facilities.

•	Higher sales contributed income from operations of approximately $1.8 million.

•	Lower accounts receivable reserve expense of approximately $1.3 million.

Other Income (Expense). Interest expense decreased 4.0% to $42.2 million for 2004 from $43.9 million in 2003. This decrease was primarily due to the open market repurchases of our senior subordinated debt in 2004.

Equity in income from unconsolidated affiliates was $25.3 million in 2004, an improvement of $16.9 million over 2003. This increase was due to a $14.2 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices, volume and lower freight and distribution costs. Premier Boardboard Limited’s results improved $2.4 million in 2004 compared to 2003 primarily due to higher volume and selling prices.

Benefit for income taxes. The effective rate of income tax benefit for the year ended December 31, 2004 was 28.8% compared with 35.7% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. See Note 11 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Net Loss. Due to the factors discussed above, net loss for 2004 was $4.0 million, or $0.14 net loss per common share, compared to net loss of $27.0 million, or $0.97 net loss per common share, in 2003.

Results of Operations 2002 — 2003

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average net selling price and average cost per ton, is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See “Risk Factors” in Part I, Item 1 for an additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Years Ended December 31,		Change	% Change
	2002	2003
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	952.8	958.9	6.1	0.6%
Purchases from external sources	118.5	118.5	0.0	0.0%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

Paperboard tons shipped by end-use market (in thousands):
tube, core and composite container volume
Paperboard (internal)	206.5	248.1	41.6	20.1%
Purchases from external sources	27.0	32.7	5.7	21.1%

Tube, core and composite container converted products	233.5	280.8	47.3	20.3%
Unconverted paperboard shipped to external customers	39.5	43.3	3.8	9.6%

Tube, core and composite container volume	273.0	324.1	51.1	18.7%
Folding carton volume
Paperboard (internal)	97.2	87.5	(9.7)	(10.0)%
Purchases from external sources	82.8	69.3	(13.5)	(16.3)%

Folding carton converted products	180.0	156.8	(23.2)	(12.9)%
Unconverted paperboard shipped to external customers	265.6	261.4	(4.2)	(1.6)%

Folding carton volume	445.6	418.2	(27.4)	(6.1)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	138.1	106.6	(31.5)	(22.8)%
Other specialty products volume
Paperboard (internal)	64.7	70.7	6.0	9.3%
Purchases from external sources	8.7	16.5	7.8	89.7%

Other specialty converted products	73.4	87.2	13.8	18.8%
Unconverted paperboard shipped to external customers	141.2	141.3	0.1	0.1%

Other specialty products volume	214.6	228.5	13.9	6.5%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

Selling price and cost data ($/ton):
Paperboard mills:
Average net selling price	$402	$418	$16	4.0%
Average recovered fiber cost	85	88	3	3.5%
Tube and core facilities:
Average net selling price	$789	$807	$18	2.3%
Average paperboard cost	445	464	19	4.3%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Years Ended December 31,		Change	% Change
	2002	2003
Paperboard
Unconverted paperboard shipped to external customers	584.4	552.6	(31.8)	(5.4)%
Paperboard shipped internally to converters in the paperboard segment	49.8	47.2	(2.6)	(5.2)%
Paperboard purchased externally by converters in the paperboard segment	3.6	2.0	(1.6)	(44.0)%

Total volume	637.8	601.8	(36.0)	(5.6)%

Tube, core and composite container
Paperboard (internal)	221.4	271.6	50.2	22.7%
Purchases from external sources	32.1	47.2	15.1	47.0%

Total volume converted	253.5	318.8	65.3	25.8%

Carton and custom packaging
Paperboard (internal)	97.2	87.5	(9.7)	(10.0)%
Purchases from external sources	82.8	69.3	(13.5)	(16.3)%

Total volume converted	180.0	156.8	(23.2)	(12.9)%

Total paperboard tonnage	1,071.3	1,077.4	6.1	0.6%

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

Sales. Our consolidated sales for the year ended December 31, 2003 increased 5.9% to $992.2 million from $936.8 million in 2002. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2002	2003
Paperboard	$276,238	$274,414	$(1,824)	(.7)%
Recovered fiber	46,779	47,573	774	1.7%
Tube, core and composite container	293,217	380,144	86,927	29.6%
Carton and custom packaging	320,545	290,089	(30,456)	(9.5)%

Total	$936,779	$992,220	$55,441	5.9%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume of 31,800 tons, as explained above, which accounted for a decline of approximately $12.8 million, but was partially offset by an increase in selling prices accounting for approximately $9.4 million in higher sales. In addition, sales from the paperboard segment converting and chemical sales operations improved by approximately $2.3 million.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher selling prices.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to acquisitions, which accounted for approximately $80.6 million of the increase, and higher selling prices, which accounted for approximately $4.2 million of the increase.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment declined due to the following:

•	Lower volume, which accounted for approximately $22.2 million of the decline due primarily to the downsizing and eventual closure of the Ashland Carton plant.

•	Lower contract packaging sales, which accounted for approximately $5.5 million of the decline in sales.

•	Lower selling prices, which accounted for approximately $3.2 million of the decline.

Gross Profit Margin. Gross profit margin for 2003 decreased to 15.8% of sales from 16.6% in 2002. This margin decrease was due primarily to the following:

•	Higher energy costs in our mill system of $10.8 million, which were driven primarily by higher natural gas prices.

•	Costs to consolidate and reconfigure our operations of approximately $10.5 million.

•	The combination of lower volume, lower selling prices and higher paperboard costs in the carton and custom packaging segment of approximately $8.0 million.

•	Higher pension costs of approximately $3.2 million.

•	Higher insurance costs of approximately $1.4 million.

These factors were partially offset by:

•	Lower depreciation expense of $21.5 million.

•	Higher selling prices in the paperboard segment accounting for approximately $7.6 million of improvement in gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $148.0 million in 2003, an increase of 8.1% from 2002. The increase in selling, general and administrative expenses was the result of the following:

•	$11.4 in selling, general and administrative expenses associated with acquired locations.

•	Costs of consolidating operations of $8.6 million, including the downsizing and the eventual closure of the Ashland carton facility.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility and associated costs of transitioning that mill’s volume to other locations of $2.9 million.

•	A $1.3 million increase in pension and insurance costs.

These increases were partially offset by approximately $10.4 million in selling, general and administrative expense reductions through savings initiatives, including facility closures.

Restructuring and Impairment Costs. For the year ended December 31, 2003, we recorded charges totaling $15.1 million for restructuring and impairment costs. Included in this total were $2.1 million in severance and other termination benefit cost, $3.6 million in other exit costs and $9.5 million in asset impairment charges. For the year ended December 31, 2002, we recorded charges totaling $12.7 million for restructuring and impairment costs. Included in this total were $494 thousand in severance and other termination benefit costs, $4.6 million in other exit costs and $7.6 million in asset impairment charges. These restructuring plans are a component of management’s strategy to match supply with market demand, lower costs and streamline production capabilities. See Note 14 to our consolidated financial statements included in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Income (loss) from operations. Loss from operations for 2003 was $6.2 million, a decrease of $12.3 million compared with operating income of $6.1 million in 2002. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2002	2003
Paperboard	$8,481	$17,000	$8,519	100.0%
Recovered fiber	3,787	3,012	(774)	(20.5)%
Tube, core and composite container	11,383	8,688	(2,695)	(23.7)%
Carton and custom packaging	973	(12,757)	(13,731)	N/A
Corporate expense	(18,557)	(22,144)	(3,587)	(19.3)%

Total	$6,067	$(6,201)	$(12,268)	N/A

Paperboard Segment

The increase in income from operations was a result of the following:

•	Lower depreciation expense of $13.2 million.

•	Higher selling prices, partially offset by higher recovered fiber costs, accounted for approximately $7.2 million of the increase.

•	A decrease in restructuring costs of $3.2 million from 2002.

•	Results from acquisitions of approximately $1.0 million.

This increase was partially offset by:

•	Higher energy costs of approximately $10.8 million.

•	Higher pension and insurance costs of approximately $3.0 million.

•	Cost of idling one of the two coated recycled paperboard machines at our Rittman, Ohio facility of $2.9 million.

Recovered Fiber Segment

The decrease in income from operations was primarily due to a $600 thousand asset impairment charge recorded in 2003.

Tube, Core and Composite Container Segment

The decline in income from operations is the result of the following:

•	Costs of consolidating acquired operations of approximately $7.5 million.

•	Higher pension and insurance costs of approximately $1.4 million.

These costs were partially offset by:

•	Lower depreciation expense of approximately $2.8 million.

•	Results from acquisitions of approximately $2.6 million.

Carton and Custom Packaging Segment

The decline in operating results is the result of:

•	Lower selling prices, lower volume, and high paperboard prices of approximately $8.0 million.

•	Higher restructuring and impairment costs of $4.4 million.

•	Costs to consolidate and reconfigure operations $3.4 million.

•	Higher energy, pension and insurance costs of $2.0 million.

This decline was partially offset by lower depreciation expense of $5.5 million.

Other Income (Expense). Interest expense increased 15.2% to $43.9 million for 2003 from $38.1 million in 2002. This increase was due to the unwinding of fixed to floating interest rate swaps. See “— Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $8.4 million in 2003, an improvement of $5.9 million over 2002. This increase was primarily due to a $7.1 million improvement in operating results for Premier Boxboard Limited, our paper mill joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume and lower depreciation expense. Standard Gypsum’s results declined slightly in 2003 compared to 2002 primarily due to increased raw material and energy costs, which were partially offset by increased volume and lower depreciation expense.

Benefit for income taxes. The effective rate of income tax benefit for the year ended December 31, 2003 was 35.7% compared with 34.6% for the same period for 2002. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the year ended December 31, 2003 included $700 thousand of additional tax expense relating to an estimated future impairment of state net operating losses.

Net Loss. Due to the factors discussed above, net loss for 2003 was $27.0 million, or $0.97 net loss per common share, compared to net loss of $17.9 million, or $0.64 net loss per common share, in 2002.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “— Risk Factors” in Part I, Item 1. In 2004, we generated $33.2 million in cash from operations. We believe that our cash on hand at December 31, 2004 of $89.8 million and borrowing availability of $36.6 million, under our senior credit facility, will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics, that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

The occurrence, continuation or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain additional funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Our ability to secure additional funds could also be materially adversely affected by our substantial indebtedness. Additional risks related to our substantial indebtedness are discussed in Part I, Item 1, “— Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.”

The availability of liquidity from our existing borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2004. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of the remainder of durable and nondurable goods”), we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2005 (see “Subsequent Event” for additional information).

Borrowings. At December 31, 2003 and 2004, total debt (consisting of current maturities of debt and long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	2003	2004
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	285,000	265,000
7 3/8% senior notes	193,250	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	9,895	9,735
Mark-to-market value of interest swap agreements	(1,145)	—
Realized interest rate swap gains (1)	15,107	12,736

Total debt	$531,107	$506,221

(1)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $38.4 million in letter of credit obligations were outstanding. Availability under the facility at December 31, 2004 was limited to $36.6 million after taking into consideration outstanding letter of credit obligations.

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

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at December 31, 2004. Based on levels of accounts receivable and inventory and liquidity at December 31, 2004 and expectations for 2005, we do not expect to be required to measure the fixed charge ratio covenant in 2005.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our Company.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.473%, are unsecured obligations of our Company and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 7 3/8% senior notes. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. In February 2002 and 2004, we purchased $6.75 million and $3.5 million, respectively, in principal amount of our 7 3/8% senior notes in the open market. These purchases lowered our interest expense approximately $750 thousand annually.

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 9 7/8% senior subordinated notes. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all but one of our domestic subsidiaries. During 2004 we purchased $20.0 million in principal amount of our 9 7/8% senior subordinated notes in the open market. These purchases lowered our interest expense approximately $1.8 million annually.

We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See “— Contractual Obligations” below and the notes to the consolidated financial statements, which detail these future obligations and commitments.

Interest Rate Swap Agreements. In 2001, we entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which had payment and expiration dates that corresponded to the terms of the note obligations they covered, effectively converted $185.0 million of our fixed rate 9 7/8% senior subordinated notes and $100.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on the three-month LIBOR plus a fixed margin.

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

In July 2003 we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which had payment and expiration dates that corresponded to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on the six-month LIBOR plus a fixed margin.

In December 2003 we entered into a second interest rate swap agreement in the notional amount of $50.0 million. This agreement, which had payment and expiration dates that corresponded to the terms of the note obligations it covered, effectively converted $50.0 million of our fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on the six-month LIBOR plus a fixed margin.

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

In October 2004, we unwound the $50.0 million December 2003 and the $50.0 million April 2004 interest rate swap agreements related to the 9 7/8% senior subordinated notes and received approximately $5 thousand from the bank counter-party. Unwinding these agreements eliminated all of our remaining interest rate swap agreements.

Off-Balance Sheet Arrangements — Joint Venture Financings. As noted above, we own a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Standard Gypsum manufactures gypsum wallboard, and Premier Boxboard is a low-cost recycled paperboard mill that produces a lightweight gypsum facing paper along with containerboard grades. See Note 5 to our consolidated financial statements in Part II, Item 8 of this report for summarized financial information for these joint ventures.

Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of industrial revenue bond obligations. Standard Gypsum replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender. We are severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees and other amounts. The other Standard Gypsum partner, Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of December 31, 2004, the outstanding letters of credit totaled approximately $57.4 million, for one-half of which we are obligated (approximately $28.7 million). If either joint venture partner had defaulted under its support arrangements, our total obligation would have been $28.7 million at December 31, 2004.

In October 2004, Standard Gypsum redeemed these industrial revenue bonds in full with the proceeds of drawings on the direct-pay letters of credit in the aggregate amount of $57.4 million, which must be repaid in full by October 21, 2005. As of December 31, 2004, our obligation with respect to the reimbursement of these letter of credit drawings is supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under our senior credit facility and expires in October 2005. The letter of credit may be drawn in the event of a default under the Standard Gypsum reimbursement agreement including failure by Standard Gypsum to satisfy the reimbursement obligation from the letter of credit drawings. In the event of a default, the lender under the Standard Gypsum facility would be entitled to draw under the letter of credit to satisfy our support obligations, and we would then be obligated to reimburse our senior lenders for the amount of such drawing. Our failure to renew, extend or otherwise replace this letter of credit would also constitute an event of default under the Standard Gypsum reimbursement agreement, as would certain events of default with respect to debt arrangements of Premier Boxboard or Temple-Inland.

Standard Gypsum intends to enter into a new credit facility, the proceeds of which would be applied to satisfy the outstanding letter of credit reimbursement obligations. In the event that Standard Gypsum is unable to obtain a new credit facility or any alternate liquidity arrangement for the repayment of the reimbursement obligations, the lender under the Standard Gypsum facility would be entitled to draw under the $28.7 million letter of credit to satisfy our support obligations, and we would then be obligated to reimburse our senior lenders for the amount of such drawing.

As of December 31, 2004, Premier Boxboard was the borrower under a credit facility with an aggregate outstanding principal amount of $631 thousand consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $631 thousand letter of credit balance, which will remain outstanding until June 20, 2005. We are severally obligated for 50% of Premier Boxboard’s obligations with respect to this letter of credit, or $316 thousand.

Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that we and our joint venture partner are permitted to make. Premier Boxboard generated sufficient cash flow in 2004 to pay down the remaining $10.0 million revolving loan balance under the credit facility and distribute $2.0 million, $1.0 million to us and $1.0 million to our joint venture partner. Based on the 2004 cash flows and expected future cash flows, we do not expect Premier Boxboard to require external funding in the foreseeable future. However, if Premier Boxboard were to require additional funding and we are unable to satisfy the funding requirements, its performance could be adversely affected.

In the event that we were called upon to reimburse drawings under either or both of our joint venture letter of credit support obligations, we believe that we would be able to satisfy such obligations by having our senior lenders treat these reimbursement obligations as revolving credit loans under our senior credit agreement. The full $29.0 million of these letter of credit obligations and other letter of credit obligations outstanding as of December 31, 2004 has already been included in determining the $36.6 million in borrowing availability under our senior credit facility as of December 31, 2004. Our cash on hand is also a potential source of repayment of some or all of these reimbursement obligations. However, we can give no assurance that we will be able to obtain, on a timely basis, the renewals, extensions or refinancings necessary to avoid being called upon to satisfy either or both of our joint venture support obligations, or that we will be able to reimburse our senior lenders in the event of drawings under one or both of the letters of credit. Any resulting acceleration and default in repayment of these support obligations could cause defaults and acceleration under our 9 7/8% senior subordinated notes, our 7 1/4% senior notes and our 7 3/8% senior notes.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by us. In the event of a default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, our interest in Premier Boxboard. As described below under- “Subsequent Events”, certain technical events of default occurred under these notes as a result of certain corporate restructuring actions taken in December 2004. Premier Boxboard has obtained a waiver of these events of default from all of the holders of these notes and amended the Premier Boxboard senior note agreement to permit the restructuring effective January 1, 2005.

Additional contingencies relating to our joint ventures that could affect our liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give us and our joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. In the case of both Standard Gypsum and Premier Boxboard, neither joint venture partner is obligated or required to make additional capital contributions without the consent of both partners. With regard to buy-sell rights, under the Standard Gypsum joint venture, in general, either party may purchase the other’s interest upon the occurrence of certain unauthorized transfers or involuntary transfer events (such as bankruptcy). In addition, under the Standard Gypsum joint venture, either (i) in the event of an unresolved deadlock over a material matter or (ii) at any time, either party may initiate a “Russian roulette” buyout procedure by which it names a price at which the other party must agree either to sell its interest to the initiating party or to purchase the initiating party’s interest. Under the Premier Boxboard joint venture, in general, mutual buy-sell rights are triggered upon the occurrence of certain unauthorized or involuntary transfers, but in the event of certain change of control or deadlock events, the buy-sell rights are structured such that we are always the party entitled, or obligated, as the case may be, to purchase.

We generally consider our relationship with Temple-Inland to be good with respect to both of our joint ventures and currently do not anticipate experiencing material liquidity events resulting from either additional capital contributions or buy-sell contingencies with respect to our joint ventures during 2005. However, as described above, we could be required to fund Premier Boxboard’s operations with additional cash contributions to the extent it is unable to fund operations with internally generated cash. We cannot give assurance that material liquidity events will not arise with respect to our joint ventures, and the occurrence of any such events could materially and adversely affect our liquidity and financial condition.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations [1]	$493,485	$80	$180	$189,960	$303,265
Interest payment obligations	266,669	45,431	90,843	83,437	46,958
Capital lease obligations	—	—	—	—	—
Operating lease obligations	59,803	15,044	19,446	8,647	16,666
Purchase obligations	3,368	1,904	1,002	462	—
Other long-term liabilities[2]	54	18	35	1	—

Total	$823,379	$62,477	$111,506	$282,507	$366,889

[1]	The long-term debt obligation included in this table represents the principal amount to be paid in future periods. The amounts reported on our consolidated balance sheet include realized interest rate swap gains and the mark-to-market value of interest rate swaps. See note 6 to our consolidated financial statements in Part II, Item 8 of this report.
[2]	Other long-term liabilities excludes future pension liabilities, other postretirement benefit liabilities and deferred compensation benefit liabilities.

For the purposes of this table, purchase obligations included in the table above are agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. However, this table does not include the aggregate amount of routine purchase orders outstanding as of December 31, 2004, because they are not enforceable and legally binding.

Cash from Operations. Cash generated from operations was $33.2 million for the year ended December 31, 2004, compared with $55.4 million in 2003. The decline in operating cash flow from 2003 to 2004 is due to the following factors

•	A $1.4 million increase in inventories in 2004 compared with a $20.0 million decrease in inventories in 2003 resulted in a year-over-year decrease in operating cash flow of $21.4 million. This decrease was primarily the result of management initiatives to reduce inventory which occurred in 2003. The increase in inventory in 2004 was primarily the result of higher sales and volume.

•	An $8.8 million increase in accounts receivable in 2004 compared with a $12.2 million decrease in 2003 resulted in a year-over-year decrease in operating cash flow of $21.0 million. The increase in 2004 was primarily the result of higher sales.

•	An $18.8 million federal tax refund was received in the first quarter of 2003. No refunds were received in 2004.

Partially offsetting the factors above was an improvement in operating results combined with the following:

•	We made an $11.7 million payment towards our pension liability in 2003. No payments were made in 2004.

•	An increase in accrued liabilities in 2004 of approximately $2.8 million compared with a $4.5 million decrease in 2003 resulted in a year-over-year increase in operating cash flow of approximately $7.3 million.

•	An increase in accrued compensation in 2004 of approximately $1.9 million compared with a $3.0 million decrease in 2003 resulted in a year-over-year increase in operating cash flow of approximately $4.9 million.

If the management initiatives to reduce inventory and accounts receivable and increase accounts payable had not been successfully executed, cash from operations would have been significantly lower in 2003. Management believes that cash from operations in 2004 is more indicative of expected future cash flows because of diminishing returns from the working capital initiatives initiated in 2003. In addition to the working capital reductions achieved in 2003, we also received federal income tax refunds of $18.8 million in the years 2002 and 2003. Unless federal tax laws are enacted to extend the federal net operating loss carry back period, it is unlikely we will receive additional refunds in the future. As of December 31, 2004 we had net federal operating losses of $28.2 million that could be carried back in the event such tax laws are enacted.

Capital Expenditures. Capital expenditures were $20.9 million in 2004 versus $20.0 million in 2003. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2005.

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

Subsequent Event

Certain technical events of default occurred with respect to $50.0 million in outstanding senior notes of our Premier Boxboard joint venture as a result of corporate restructuring actions taken in December 2004. Premier Boxboard has obtained a waiver of these events of default from all of the holders of these notes. Additionally, to the extent these events of default may have triggered cross-defaults under our senior credit facility we have obtained waivers of any such cross-defaults and amended the Premier Boxboard senior note agreement to permit the restructuring effective January 1, 2005.

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to account for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the third quarter of 2004. The amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effect of the Act. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined. The Act is expected to reduce the Company’s post-retirement benefit obligations, but the effect is not expected to be material. This is due to the limited amount of medical and prescription drug coverage offered to plan participants after the age of 65.

In September 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires a Company to report segments that meet similar economic criteria and share a majority of the aggregation criteria listed in paragraph (a)-(e) of paragraph 17 of SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information”. This EITF is effective for fiscal years ending after October 13, 2004. As a result of this EITF, the Company has further defined its segment reporting and has included an additional segment (recovered fiber).

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, chapter 4, “ Inventory Pricing.” It states that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that the allocation of overhead costs be based upon normal capacity for the production facilities and that any overhead costs not allocated due to lower production, be recognized as current period charges and not capitalized in inventory. The effective date of this statement is for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this statement is for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement will not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123 (R)”). This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The major revision in this statement from the original statement is that Companies will now be required to recognize compensation expense in their financial statements, typically over the vesting period. This statement requires that companies apply this standard using one of two transition methods:

(1) A modified prospective transition (“MPT”) method in which compensation costs are recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date;

(2) A modified retrospective transition (“MRT”) method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Under both of these methods a company will be required to record compensation expense for all awards or grants after the date it adopts this standard, and it will be required to record compensation expense for previous awards as they continue to vest. The effective date of this statement is for the first reporting period (interim or annual) beginning after June 15, 2005. If we had been required to adopt this statement for the fiscal year ended December 31, 2004 we would have recognized approximately $ 1.1 million in compensation expense, net of taxes.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-1 (“FSP No. 109-1”). FSP 109-1 provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”), to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides a tax deduction on qualified production activities. In accordance with FSP No. 109-1, a qualified production activity deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The effective date for FSP No. 109-1 was December 14, 2004 and did not have an impact in 2004. We expect that this will lower our future effective tax rate as this deduction will result in a permanent difference.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-2 (“FSP No. 109-2”). FSP 109-2 provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides for a one-time special tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act). FSP No. 109-2 allows a Company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The effective date for FSP No. 109-2 was December 21, 2004 and did not have an impact in 2004. We do not believe that FSP No. 109-2 will have a material impact on our financial statements in the future.

See Notes to our consolidated financial statements included in Part II, Item 8 regarding other new accounting pronouncements that did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, we had outstanding borrowings of approximately $483.8 million related to the issuance of debt securities registered with the SEC. In June of 1999, we issued $200.0 million of 7 3/8% senior notes at a discount to yield an effective interest rate of 7.473%. After taking into account realized gains from unwinding various interest rates swap agreements, the current effective interest rate is 6.4%. The 7 3/8% senior notes pay interest semiannually, and are our unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% senior notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. The 9 7/8% senior subordinated notes and the 7 1/4% senior notes pay interest semiannually, and are unsecured, but they are guaranteed, on a joint and several basis, by all but one of our domestic subsidiaries.

Our senior credit facility that provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of 0.50% or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of 2.50%. No borrowings were outstanding under the facility as of December 31, 2004, although approximately $38.4 million in letter of credit obligations were outstanding.

In October 2004, we unwound our remaining $100.0 million in interest rate swap agreements related to the 9 7/8% senior subordinated notes. We unwound the interest rate swaps in order to take advantage of market conditions.

Our senior management establishes parameters, which are approved by the board of directors, for our financial risk. We do not utilize derivatives for speculative purposes.

The table below provides information about our debt obligations and principal cash flows and related interest rates by expected maturity dates.

	Contractual Maturity Dates
	2005 to 2009	Thereafter	Total
	(In thousands)
Debt Obligations
9 7/8% Senior Subordinated Notes(1)	—	$265,000	$265,000
Average interest rate	—	9.875%	9.875%
7 1/4% Senior Notes(1)	—	$29,000	$29,000
Average interest rate	—	7.25%	7.25%
7 3/8% Senior Notes(1)	$189,750	—	$189,750
Average interest rate	7.375%	—	7.375%

(1)	See notes to our consolidated financial statements included in Part II, Item 8.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,756	$85,551
Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,418 and $5,302 in 2004 and 2003, respectively	102,644	93,892
Inventories	89,044	87,608
Refundable income taxes	409	250
Current deferred tax asset	11,035	7,457
Other current assets	11,059	12,461

Total current assets	303,947	287,219

PROPERTY, PLANT AND EQUIPMENT:
Land	11,856	12,211
Buildings and improvements	138,872	141,022
Machinery and equipment	616,791	617,688
Furniture and fixtures	15,725	15,225

	783,244	786,146
Less accumulated depreciation	(395,110)	(375,374)

Property, plant and equipment, net	388,134	410,772

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	59,676	54,623
OTHER ASSETS	24,818	24,801

	$959,705	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$106
Accounts payable	84,890	75,013
Accrued interest	8,810	8,832
Accrued compensation	11,742	9,800
Other accrued liabilities	34,959	31,307

Total current liabilities	140,481	125,058

SENIOR CREDIT FACILITY	—	—
OTHER LONG-TERM DEBT, less current maturities	506,141	531,001
DEFERRED INCOME TAXES	57,320	58,920
PENSION LIABILITY	32,897	18,632
OTHER LIABILITIES	5,614	7,057
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,753,390 and 28,222,205 shares issued and outstanding at December 31, 2004 and 2003, respectively	2,875	2,822
Additional paid-in capital	191,903	185,031
Unearned compensation	(4,334)	(1,865)
Retained earnings	48,552	52,531
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(22,621)	(19,244)
Foreign currency translation	877	602

Total accumulated other comprehensive loss	(21,744)	(18,642)

Total Shareholders’ Equity	217,252	219,877

	$959,705	$960,545

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
SALES	$1,060,275	$992,220	$936,779
COST OF SALES	900,368	835,281	781,132

Gross profit	159,907	156,939	155,647
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	136,445	147,998	136,867
RESTRUCTURING AND IMPAIRMENT COSTS	22,112	15,142	12,713
GAIN ON SALE OF REAL ESTATE	10,323	—	—

Income (loss) from operations	11,673	(6,201)	6,067
OTHER (EXPENSE) INCOME:
Interest expense	(42,160)	(43,905)	(38,115)
Interest income	948	1,026	1,652
Write-off of deferred debt costs	—	(1,812)	—
Equity in income of unconsolidated affiliates	25,251	8,354	2,488
Other, net	(1,041)	208	130

	(17,002)	(36,129)	(33,845)

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(5,329)	(42,330)	(27,778)
MINORITY INTEREST IN (INCOME)LOSSES	(184)	196	235
BENEFIT FOR INCOME TAXES	1,534	15,099	9,623

NET LOSS	$(3,979)	$(27,035)	$(17,920)

OTHER COMPREHENSIVE LOSS:
Minimum pension liability adjustment	(3,377)	3,069	(22,313)
Foreign currency translation adjustment	275	1,189	223

COMPREHENSIVE LOSS	$(7,081)	$(22,777)	$(40,010)

BASIC
NET LOSS PER COMMON SHARE	$(0.14)	$(0.97)	$(0.64)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,479	27,993	27,871

DILUTED
NET LOSS PER COMMON SHARE	$(0.14)	$(0.97)	$(0.64)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,479	27,993	27,871

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2001	27,853,897	$2,785	$180,405	$(289)	$97,488	$(810)	$279,579
Net loss	—	—	—	—	(17,920)	—	(17,920)
Issuance of common stock for acquisitions	34,003	3	321	—	—	—	324
Issuance of common stock under nonqualified stock option plan	3,239	1	30	—	—	—	31
Forfeiture of common stock under 1993 stock purchase plan	(8,864)	(1)	(73)	—	—	—	(74)
Issuance of common stock under 1998 stock purchase plan	1,332	—	—	—	—	—	—
Issuance of common stock under director equity plan	8,690	1	78	—	—	—	79
Issuance of common stock under employee benefit plan	14,068	2	134	—	—	—	136
Amortization of unearned compensation expense	—	—	—	144	—	—	144
Convertible shares issued for acquisition	—	—	1,472	—	—	—	1,472
Minimum pension liability adjustment, net of taxes of $13,595	—	—	—	—	—	(22,313)	(22,313)
Foreign currency translation adjustment	—	—	—	—	—	223	223
Stock dividend paid	309	—	2	—	(2)	—	—

BALANCE, December 31, 2002	27,906,674	$2,791	$182,369	$(145)	$79,566	$(22,900)	$241,681
Net loss	—	—	—	—	(27,035)	—	(27,035)
Forfeiture of common stock under 1993 stock purchase plan	(572)	—	(4)	—	—	—	(4)
Issuance of common stock under 1998 stock purchase plan	75,402	7	718	—	—	—	725
Issuance of common stock under long-term equity incentive plan	229,900	23	1,855	(1,878)	—	—	—
Issuance of common stock under director equity plan	10,801	1	93	—	—	—	94
Amortization of unearned compensation expense	—	—	—	158	—	—	158
Minimum pension liability adjustment, net of taxes of $1,871	—	—	—	—	—	3,069	3,069
Foreign currency translation adjustment	—	—	—	—	—	1,189	1,189

BALANCE, December 31, 2003	28,222,205	$2,822	$185,031	$(1,865)	$52,531	$(18,642)	$219,877
Net loss	—	—	—	—	(3,979)	—	(3,979)
Issuance of common stock under 1998 stock purchase plan	338,488	33	2,684	(86)	—	—	2,631
Forfeiture of common stock under 1998 stock purchase plan	(6,396)	(1)	(78)	15	—	—	(64)
Issuance of common stock under long-term equity incentive plan	265,602	27	4,358	(4,270)	—	—	115
Forfeiture of common stock under long-term equity incentive plan	(72,039)	(7)	(1,115)	—	—	—	(1,122)
Issuance of common stock under director equity plan	5,530	1	63	—	—	—	64
Amortization of unearned compensation expense	—	—	960	1,872	—	—	2,832
Minimum pension liability adjustment, net of taxes of $1,992	—	—	—	—	—	(3,377)	(3,377)
Foreign currency translation adjustment	—	—	—	—	—	275	275

BALANCE, December 31, 2004	28,753,390	$2,875	$191,903	$(4,334)	$48,552	$(21,744)	$217,252

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(3,979)	$(27,035)	$(17,920)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	931	—	—
Depreciation and amortization	30,089	30,991	54,246
Stock-based compensation expense	1,610	—	—
Write-off of deferred debt costs	—	1,812	—
Disposal of property, plant and equipment, net	—	3,507	1,267
Gain on sale of real estate	(10,323)	—	—
Equity in income of unconsolidated affiliates, net of distributions	(5,001)	(2,204)	8,167
Deferred income taxes	(2,256)	(9,631)	5,976
Restructuring and impairment costs	13,079	11,862	5,167
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,752)	12,180	(18,547)
Inventories	(1,436)	20,036	5,580
Other assets and liabilities	(4,201)	(5,114)	(4,741)
Accounts payable	9,877	14,831	(8,718)
Accrued liabilities	13,746	(9,201)	28,455
Income taxes	(159)	13,348	4,268

Total	37,204	82,417	81,120

Net cash provided by operating activities	33,225	55,382	63,200

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,891)	(20,006)	(22,542)
Acquisition of businesses, net of cash acquired	—	(695)	(69,547)
Proceeds from disposal of property, plant and equipment	2,786	2,321	2,145
Proceeds from sale of real estate	11,086	—	—
Investment in unconsolidated affiliates	(160)	—	(200)
Other, net	—	—	(230)

Net cash used in investing activities	(7,179)	(18,380)	(90,374)

FINANCING ACTIVITIES:
Proceeds from senior credit facility	—	—	38,000
Repayments of senior credit facility	—	—	(38,000)
Repayments of short and long-term debt	(24,951)	(95)	(6,693)
Proceeds from swap agreement unwinds	385	15,950	6,163
Dividends paid	—	—	(833)
Deferred debt costs	—	(2,214)	(1,528)
Issuances of stock, net of forfeitures	2,725	594	135

Net cash (used in) provided by financing activities	(21,841)	14,235	(2,756)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,205	51,237	(29,930)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,551	34,314	64,244

CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,756	$85,551	$34,314

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$42,750	$42,990	$36,199

Income tax payments (refunds)	$1,293	$(18,783)	$(18,784)

Stock issued for acquisitions	$—	$—	$324

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Cash and Cash Equivalents

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents. Outstanding checks are recorded as a component of accounts payable since there is no right of offset between our disbursements account and our cash investment account. Outstanding checks totaled $18.3 million and $13.9 million as of December 31, 2004 and 2003.

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

Inventories at December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Raw materials and supplies	$40,094	$37,294
Finished goods and work in process	48,950	50,314

Total inventory	$89,044	$87,608

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance not considered to substantially lengthen the asset lives or increase capacity or efficiency are charged to expense as incurred.

In the fourth quarter of 2002, the Company revised the estimated useful lives of production equipment from an average 10-year life to an average 20-year life. Management considered a number of factors in their change in estimates, including a detailed study evaluating the useful lives, technological advances, and knowledge of

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

changes in the industry. In addition, in 2002, the Company announced capacity reduction efforts and accelerated its reorganization, which dramatically changed its operating philosophy, including the expanded use of our production equipment and machinery across locations. The useful lives of partially depreciated production equipment acquired before October 1, 2002 and originally assigned lives of 10 to 19 years was extended up to an additional 10 years to a maximum life of 20 years. The effect of this change in estimated useful lives was accounted for on a prospective basis. The estimated impact of the change in depreciable lives for production equipment placed in service prior to October 1, 2002 was a decrease in depreciation expense in the fourth quarter of 2002 of approximately $7.6 million and a decrease of approximately $22.5 million in 2003. This change decreased the net loss and net loss per common share by approximately $14.1 million or $0.51 per common share and $4.8 million or $0.17 per common share for the years ended December 31, 2003 and 2002, respectively.

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

Depreciation expense was $29.6 million, $29.4 million, and $50.9 million for the years ended December 2004, 2003 and 2002.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

service and title and risk of loss passes to its customers. Provisions for discounts, returns, allowances, customer rebates, and other adjustments are provided for in the same period as the related revenues are recorded.

Shipping and Handling Costs

The costs of delivering finished goods to the Company’s customers are recorded as a component of cost of sales. Those costs include the amounts paid to a third party to deliver the finished goods or the Company’s cost of using its own delivery trucks and drivers. Any freight costs billed to and paid by a customer are included in revenue.

Certain shipping and handling costs were reclassified from selling, general and administrative expenses to cost of sales. EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” allows companies to include these costs as cost of sales or selling, general and administrative expenses. This reclassification was made because management believes that this presentation is more comparable to the Company’s competitors and would be beneficial to users of the Company’s financial statements. These shipping and handling costs were for items such as pallets, shrink wrap and other items used to prepare the Company’s product for shipment to the customer.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims. The Company’s self-insured workers compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect the Company’s historical claim development. The “developed” claim, net of amounts paid and a present value factor, represents the liability that the Company records in its financial statements. The Company’s self-insured health care liability is estimated based on its actual claim experience and multiplied by a time lag factor. The lag factor represents an estimate of claims that have been incurred and should be recorded as a liability, but have not been reported to the Company.

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

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires the Company to perform a goodwill impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2004 and did not result in an impairment charge.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

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

Impairment charges of $1.2 and $2.1 million related to assets held for sale were recorded in 2004 and 2003, respectively. These assets were land and buildings for operations that have been permanently closed in conjunction with the Company’s restructuring activities. The charges represent the difference between the carrying value of the assets and the estimated fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax (expense) benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Under SFAS No. 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

Loss Per Share

The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if convertible securities were converted into common stock, or other contracts to issue common stock resulted in the issuance of common stock. Since the Company reported net losses for the years ended December 31, 2004, 2003 and 2002, the impact of stock options was antidilutive.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using a Black-Scholes option pricing model. The following assumptions were used for options granted for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	3.88% — 4.31%	3.54% — 4.22%	3.39% — 4.94%
Expected dividend yield	0%	0%	0%
Expected option lives	8-10 years	8-10 years	8-10 years
Expected volatility	40%	39%	39%

The total fair values of the options granted during the years ended December 31, 2004, 2003 and 2002 were computed to be approximately $2.3 million, $1.0 million and $2.3 million, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123 and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows (in thousands, except per share data):

	2004	2003	2002
Net loss:
As reported	$(3,979)	$(27,035)	$(17,920)
Incremental stock based compensation expense determined pursuant to SFAS 123, net of related tax effects	(1,206)	(1,440)	(1,692)

Pro forma	$(5,185)	$(28,475)	$(19,612)
Diluted loss per common share:
As reported	$(0.14)	$(0.97)	$(0.64)
Pro forma	(0.18)	(1.02)	(0.70)

See New Accounting Pronouncements below for discussion of recent accounting pronouncements impacting stock based compensation.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This pronouncement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 effective January 1, 2003 and is accounting for exit and disposal activities initiated during 2003 and 2004 in accordance with this pronouncement. The adoption of this statement has resulted in the accrual of liabilities as incurred.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to account for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the third quarter of 2004. The amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effect of the Act. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined. The Act is expected to reduce the Company’s post-retirement benefit obligations, but the effect is not expected to be material. This is due to the limited amount of medical and prescription drug coverage offered to plan participants after the age of 65.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) issued EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires a company to report segments that meet similar economic criteria and share a majority of the aggregation criteria listed in paragraph (a)-(e) of paragraph 17 of SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information”. This EITF is effective for fiscal years ending after October 13, 2004. As a result of this new EITF the Company has further defined its segment reporting and has included an additional segment, recovered fiber.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, chapter 4, “Inventory Pricing.” It states that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that the allocation of overhead costs be based upon normal capacity for the production facilities and that any overhead costs not allocated due to lower production be recognized as current period charges and not capitalized in inventory. The effective date of this statement is for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this statement is for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement will not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123 (R)”). This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The major revision in this

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

statement from the original statement is that companies will now be required to recognize compensation expense in its financial statements, typically over the vesting period. This statement requires that companies apply this standard using one of two transition methods:

(1) A modified prospective transition (“MPT”) method in which compensation costs is recognized beginning with the effective date (a) for all share-based payments granted after the effected date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date;

(2) a modified retrospective transition (“MRT”) method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Under both of these methods a company will be required to record compensation expense for all awards or grants after the date it adopts this standard, and it will be required to record compensation expense for previous awards as they continue to vest. The effective date of this statement is for the first reporting period (interim or annual) beginning after June 15, 2005. If the Company had been required to adopt this statement for the fiscal year ended December 31, 2004 it would have recognized approximately $1.1 million in compensation expense, net of taxes.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-1 (“FSP No. 109-1”). FSP 109-1 provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”), to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides a tax deduction for qualified production activities. In accordance with FSP No. 109-1, a qualified production activity deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The effective date for FSP No. 109-1 was December 14, 2004 and did not have an impact in 2004. The Company expects that this will lower its future effective tax rate as this deduction will result in a permanent difference.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-2 (“FSP No. 109-2”). FSP 109-2 provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides for a one time special tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act). FSP No. 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The effective date for FSP No. 109-2 was December 21, 2004 and did not have an impact in 2004. The Company does not believe that FSP No. 109-2 will have a material impact on its financial statements.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

3. Acquisitions

Each of the following acquisitions was accounted for applying the provisions of SFAS No. 141. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2004, 2003 and 2002 reflect the operating results of the acquired businesses for the periods after their respective dates of acquisition.

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

The Company also entered into operating lease agreements with a third party to lease machinery and equipment at certain acquired Smurfit locations. The terms of the agreements are six years. The future minimum rental payments required under these leases are approximately $1.6 million each year in 2005 through 2007 and $1.2 million in 2008. The Company will recognize operating lease expense of approximately $2.0 million each year in 2005 through 2007 and $1.4 million in 2008.

Smurfit Industrial Packaging Group operations included 17 paper tube and core plants, 3 uncoated recycled paperboard mills and 3 partition manufacturing plants. These facilities are located in 16 states across the U.S. and in Canada. The Company believes that these assets enhance the Company’s capabilities in its tube, core and composite container market and position the Company as a prominent producer in this market. In conjunction with the acquisition, the Company is evaluating its existing and acquired locations to determine which locations should be closed or consolidated to achieve economies of scale and other efficiencies. As of December 31, 2004, the Company has closed a total of eight of the acquired tube and core locations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash paid to Jefferson Smurfit Corporation (U.S.)		$67,140
Acquisition expenses		2,342

Total allocable cost		69,482

Assets acquired:
Current assets	$11,279
Intangible asset	8,672
Property, plant & equipment	29,052

Total assets purchased		49,003

Liabilities assumed:
Current liabilities	12,273
Long-term debt	1,745

Total liabilities assumed		14,018

Net assets acquired		34,985

Total goodwill		$34,497

The following unaudited pro forma financial data gives effect to the acquisition of Smurfit Industrial Packaging Group as if it had occurred on the first day of the period presented. The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results which would have occurred if the Smurfit Industrial Packaging Group acquisition had been effected at that date (in thousands, except per share information):

For Year Ended December 31, 2002
Total revenues	$1,058,332
Net loss	$(13,079)
Net loss per share:
Basic and diluted	$(0.47)

Vivid Graphics

In September 2002, the Company acquired a provider of digital imaging services for 34 thousand shares of its common stock valued at approximately $324 thousand. Goodwill of approximately $170 thousand was recorded in connection with the acquisition.

4. Goodwill and Other Intangible Assets

Goodwill

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2003 and 2004 (in thousands):

	Paperboard	Recovered Fiber	Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2002	$78,911	$3,777	$43,340	$54,517	$180,545
Goodwill acquired	—	—	—	2,585	2,585

Balance as of December 31, 2003	78,911	3,777	43,340	57,102	183,130
Goodwill acquired	—	—	—	—	—

Balance as of December 31, 2004	$78,911	$3,777	$43,340	$57,102	$183,130

Intangible Assets

As of December 31, 2004 and 2003, the Company had an intangible asset of $7.2 million, net of $1.4 million of accumulated amortization, and $7.8 million, net of $858 thousand of accumulated amortization, respectively, which is classified with other assets. Amortization expense for the years ended December 31, 2004 and 2003 was $568 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2005	$568
2006	568
2007	568
2008	568
2009	568

Five year total	$2,840

5. Equity Interest in Unconsolidated Affiliates

The Company owns a 50% interest in a limited liability company, Standard Gypsum, L.P. Standard Gypsum owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. Standard Gypsum is operated as a joint venture and is managed by Temple-Inland, Inc., which also owns 50% of the joint venture. The Company accounts for its interest in Standard Gypsum under the equity method of accounting. The Company’s equity interest in the earnings of Standard Gypsum for the years ended December 31, 2004, 2003 and 2002 was $20.6 million, $6.8 million, and $8.2 million, respectively. The Company received distributions based on its equity interest in Standard Gypsum of $19.3 million, $6.2 million, and $10.7 million in 2004, 2003 and 2002, respectively.

During 1999, Standard Gypsum received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56.2 million, in order to complete the financing for the construction of the Cumberland City, Tennessee facility. Standard Gypsum is the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of the outstanding industrial revenue bond obligations. Standard Gypsum replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender. The Company is severally obligated for 50% of Standard Gypsum’s obligations for reimbursement of letter of credit drawings, interest, fees, and other amounts. The other Standard Gypsum partner,

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Temple-Inland, has guaranteed 50% of Standard Gypsum’s obligations. As of December 31, 2004 and 2003, the outstanding letters of credit totaled approximately $57.4 million, for one-half of which the Company is obligated (approximately $28.7 million). If either joint venture partner had defaulted under its support arrangements, the Company’s total obligation would have been $28.7 million at December 31, 2004.

In October 2004, Standard Gypsum redeemed these industrial revenue bonds in full with the proceeds of drawings on the direct-pay letters of credit in the aggregate amount of $57.4 million, which must be repaid in full by October 21, 2005. As of December 31, 2004, the Company’s obligation with respect to the reimbursement of these letters of credit drawings is supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under the Company’s senior credit facility and expires on October 24, 2005. The letter of credit may be drawn in the event of a default under the Standard Gypsum reimbursement agreement including failure by Standard Gypsum to satisfy the reimbursement obligation from the letter of credit drawings. In the event of a default, the lender under the Standard Gypsum facility would be entitled to draw under the letter of credit to satisfy the Company’s support obligations, and the Company would then be obligated to reimburse its senior lenders for the amount of such drawing. The Company’s failure to renew, extend or otherwise replace this letter of credit would also constitute an event of default under the Standard Gypsum reimbursement agreement, as would certain events of default with respect to debt arrangements of Premier Boxboard or Temple-Inland.

Standard Gypsum intends to enter into a new credit facility, the proceeds of which would be applied to satisfy the outstanding letter of credit reimbursement obligations. In the event that Standard Gypsum is unable to obtain a new credit facility or any alternate liquidity arrangement for the repayment of the reimbursement obligations, the lender under the Standard Gypsum facility would be entitled to draw under the $28.7 million letter of credit to satisfy our support obligations, and we would then be obligated to reimburse our senior lenders for the amount of such drawing.

In March 2003, the Company completed an amendment to its former senior credit facility. Prior to this amendment, the Company’s obligation related to Standard Gypsum’s letter of credit was supported by a guarantee agreement and the guarantee agreement contained financial maintenance covenants that were identical to those contained in the Company’s former senior credit facility. However, the lenders to Standard Gypsum were unwilling to agree to a modification that the Company made under an amendment to the former senior credit facility. In order to avoid an event of default under that guarantee, the Company obtained a letter of credit under its former senior credit facility in the face amount of $28.4 million. This letter of credit replaced the Company’s guarantee obligations. In exchange for this letter of credit, the Standard Gypsum lenders terminated the Company’s guarantee agreement and released its security interest in the Company’s accounts receivable and inventory. In June 2003, the letter of credit issued under the Company’s former senior credit facility was replaced with a letter of credit issued under the Company’s current senior credit facility.

Summarized financial information for Standard Gypsum at January 1, 2005 and January 3, 2004, and for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, is as follows (in thousands):

	2004	2003
Current assets	$27,995	$15,834
Noncurrent assets	61,968	64,189
Current liabilities	11,631	7,394
Current debt	56,200	—
Long-term debt	—	56,200
Long-term liabilities	—	7
Net assets	22,132	16,422

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

	2004	2003	2002
Sales	$153,714	$103,850	$98,558
Gross profit	52,594	23,669	26,103
Operating income	44,126	15,946	18,881
Net income	41,210	13,598	16,364

Note that Standard Gypsum’s fiscal year-end is the Saturday closest to December 31.

During 1999, the Company formed a joint venture with Temple-Inland to own and operate a containerboard mill located in Newport, Indiana. Under the joint venture agreement, the Company contributed $50.0 million to the joint venture, Premier Boxboard Limited, LLC, and Temple-Inland contributed the net assets of the mill valued at approximately $98.0 million, and received $50.0 million in notes issued by Premier Boxboard. Upon formation, Premier Boxboard undertook an $82.0 million project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. Premier Boxboard is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple-Inland each have a 50% interest in the joint venture, which is being accounted for under the equity method of accounting. The Company received $1.0 million in cash distributions in 2004, and no distributions in 2003 and 2002. The Company’s equity interest in the earnings or loss of Premier Boxboard for 2004, 2003 and 2002 were approximately $4.3 million in earnings, $2.2 million in earnings and a $4.7 million loss, respectively.

As of December 31, 2004, Premier Boxboard was the borrower under a credit facility with an aggregate outstanding principal amount of $632 thousand consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $632 thousand letter of credit balance, which will remain outstanding until June 20, 2005. The Company is severally obligated for 50% of Premier Boxboard’s obligations with respect to this letter of credit, or $316 thousand.

Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that the Company and our joint venture partner are permitted to make. Premier Boxboard generated sufficient cash flow in 2004 to pay down the remaining $10.0 million revolving loan balance under the credit facility and distribute $2.0 million, $1.0 million to the Company and $1.0 million to our joint venture partner.

In the event that the Company is called upon to reimburse drawings under either or both of its joint venture letter of credit support obligations, the Company believes that it would be able to satisfy such obligations by having the Company’s senior lenders treat these reimbursement obligations as revolving credit loans under its senior credit agreement. The full $29.0 million of these letter of credit obligations and other letter of credit obligations outstanding as of December 31, 2004 has already been included in determining the $36.6 million in borrowing availability under the Company’s senior credit facility as of December 31, 2004. The Company’s cash on hand is also a potential source of repayment of some or all of these reimbursement obligations. However, the Company can give no assurance that it will be able to obtain, on a timely basis, the renewals, extensions or refinancings necessary to avoid being called upon to satisfy either or both of the Company’s joint venture support obligations, or that the Company will be able to reimburse its senior lenders in the event of drawings under one or both of the letters of credit. Any resulting acceleration and default in repayment of these support obligations could cause defaults and acceleration under the Company’s 9 7/8% senior subordinated notes, the 7 1/4% senior notes and the 7 3/8% senior notes.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by the Company. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, the Company’s interest in Premier Boxboard. As described below under- “Subsequent Events”, certain technical events of default occurred under these notes as a result of certain corporate restructuring actions taken in December 2004. Premier Boxboard has obtained a waiver of these events of default from all of the holders of these notes and amended the Premier Boxboard senior note agreement to permit the restructuring effective January 1, 2005.

Summarized financial information for Premier Boxboard at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, respectively, is as follows (in thousands):

	2004	2003
Current assets	$20,845	$18,021
Noncurrent assets	140,434	144,655
Current liabilities	13,676	11,723
Long-term liabilities	698	624
Long-term debt	50,000	60,000
Net assets	96,905	90,329

	2004	2003	2002
Sales	$109,371	$89,818	$74,649
Gross profit	28,007	23,161	7,923
Operating income (loss)	12,949	9,016	(4,555)
Net income (loss)	8,654	4,387	(9,335)

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

In December 2003, the Company formed a joint venture, C.W. Fiber Management LLC, with Wilmington Paper to own and operate a recovered fiber procurement and brokerage operation. Each joint venture partner contributed $150 thousand and owns a 50% interest in the entity and is accounted for under the equity method of accounting. The joint venture is managed by Wilmington Paper.

The Company had an additional joint venture with an unrelated entity in 2002. In January 2003, the Company acquired its venture partner’s 50% equity interest. Prior to acquiring the 50% interest, the Company accounted for the joint venture using the equity method of accounting.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

6. Senior Credit Facility and Long-Term Debt

At December 31, 2004 and 2003, total long-term debt consisted of the following (in thousands):

	2004	2003
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	265,000	285,000
7 3/8% senior notes	189,750	193,250
7 1/4% senior notes	29,000	29,000
Other notes payable	9,735	9,895
Mark-to-market value of interest rate swap agreements	—	(1,145)
Realized interest rate swap gains (1)	12,736	15,107

Total debt	506,221	531,107
Less current maturities	(80)	(106)

Total long-term debt	$506,141	$531,001

(1)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at December 31, 2004 maturing during the next five years and thereafter is as follows (in thousands):

2005	$80
2006	85
2007	95
2008	100
2009	196,908
Thereafter	308,953

Total debt	$506,221

Senior Credit Facility

Effective June 24, 2003, the Company completed a refinancing of its senior credit facility. This facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of December 31, 2004 and 2003, no borrowings were outstanding under the facility; however, an aggregate of $38.4 million and $44.0 million in letter of credit obligations were outstanding at December 31, 2004 and 2003, respectively. Availability under the facility at December 31, 2004 was limited to $36.6 million after taking into consideration outstanding letter of credit obligations.

Borrowings under the facility bear interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility plus a margin of 0.50%) or (2) the adjusted Eurodollar Interbank Offered Rate plus a margin of

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

2.50%. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar-based loans.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of the Company’s business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at December 31, 2004 or 2003.

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

In conjunction with refinancing the senior credit facility in June 2003, a letter of credit of approximately $10.1 million was issued under the new facility in favor of the lenders to the Company’s 50% owned Premier Boxboard joint venture. In exchange for this letter of credit, the lenders terminated the Company’s former Premier Boxboard guarantee agreement and released their security interest in certain assets of the Company and its subsidiaries that were pledged to secure such guarantee. The Company is required to maintain this letter of credit in place during the term of the Premier Boxboard credit facility. Premier Boxboard paid off the remaining $10.0 million of outstanding borrowings during 2004 and the letter of credit was lowered from $5.3 million as of December 31, 2003 to $316 thousand as of December 31, 2004.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

enter into certain transactions with affiliates, make capital expenditures or change the nature of its business. The former facility also contained several financial maintenance covenants, including covenants establishing a maximum leverage ratio, minimum tangible net worth and a minimum fixed charge coverage ratio.

During 2001, 2002 and 2003, the Company completed six amendments to its former senior credit facility, providing for various matters including; acquisition of up to $30 million of its senior subordinated notes, issuance of letters of credit, modification of financial maintenance covenants in order to avoid the occurrence of an event of default and acquisition of the Smurfit Industrial Packaging group.

In exchange for these modifications, in September 2002, the Company’s lenders required an increase in the applicable margin component of the interest rates applicable to borrowings under the facility and the facility fee rate applicable to the undrawn portion of the facility. The amendment provided for a margin pricing increase of 0.25% effective November 15, 2002, if the Company had not issued at least $50.0 million in senior subordinated notes by that date, and an increase of 0.25% every three months after that date until the first date on which the Company’s balance of cash and cash equivalents was at least $50.0 million and the Company had no loans outstanding under the facility (subject to a maximum interest margin of 3.75% for Eurodollar rate loans and 2.50% for base rate loans). In addition, under the terms of the fourth amendment, the Company was required to enter into a security agreement under which the Company and its subsidiary guarantors under the senior credit facility granted a first priority security interest in their respective accounts receivable and inventory to secure their obligations under the credit facility and the Company’s obligations under its 50% guarantees of the credit facilities of Standard Gypsum and Premier Boxboard.

A 2003 amendment increased to $43.0 million the Company’s subfacility for the issuance of letters of credit under the facility, in order to permit the Company to obtain a letter of credit to replace its Standard Gypsum joint venture guarantee as described above. This amendment fixed the Company’s maximum interest margins at 3.25% for LIBOR loans and 2.00% for base rate loans. The financial covenant modifications were necessary to enable the Company to avoid possible violations of its leverage ratio covenant for the third and fourth quarters of 2003, its fixed charge coverage ratio covenant for all quarters during 2003 and it’s net worth covenant for the second quarter of 2003.

In exchange for the 2003 modifications, the Company’s lenders required it to permanently reduce the aggregate commitments under the facility from $75.0 million to $47.0 million, to shorten the maturity of the facility from March 29, 2005 to April 1, 2004. The Company’s lenders also required the establishment of a borrowing base that restricted availability under the facility based on monthly computations of eligible accounts receivable and inventory, reduced by the Company’s net hedging obligations owed to lenders under the facility and by the amount of the Company’s guarantee obligations under its joint venture guarantees that were not secured or replaced by letters of credit.

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

Senior and Senior Subordinated Notes

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 9 7/8% senior subordinated notes. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all but one, of the Company’s domestic subsidiaries.

On or after April 1, 2006, the Company may redeem all or a part of the senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Year	Percentage
2006	105.25%
2007	103.50%
2008	101.75%
2009 and thereafter	100.00%

During 2004, the Company purchased $20.0 million of these notes in the open market. The Company’s Board of Directors has authorized purchases of up to an additional $10.0 million of the Company’s senior subordinated notes as market conditions warrant; however, these purchases may be limited by compliance with certain debt agreements.

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.4%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 7 3/8% senior notes. The 7 3/8% senior notes are unsecured obligations of the Company. In February 2002 and 2004, the Company purchased $6.75 million and $3.5 million, respectively, of these notes in the open market.

Interest Rate Swap Agreements

In 2001, the Company entered into four interest rate swap agreements in notional amounts totaling $285.0 million. The agreements, which had payment and expiration dates that corresponded to the terms of the note obligations they covered, effectively converted $185.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes and $100.0 million of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on the three-month LIBOR plus a fixed margin.

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

December 31, 2004, 2003 and 2002

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

In December 2003, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which had payment and expiration dates that corresponded to the terms of the note obligation it covered, effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on six-month LIBOR plus a fixed margin.

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

In October 2004, the Company unwound the $50.0 million December 2003 and the $50.0 million April 2004 interest rate swap agreements related to the 9 7/8% senior subordinated notes and received approximately $5 thousand from the bank counter-party. The unwinding of these two agreements eliminated all of the Company’s remaining interest rate swap agreements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

7. Commitments and Contingencies

Leases

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Minimum rentals	$19,374	$21,363	$16,993
Contingent rentals	348	463	322

Total	$19,722	$21,826	$17,315

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004 (in thousands):

2005	$15,044
2006	11,111
2007	8,335
2008	5,304
2009	3,343
Thereafter	16,666

Total	$59,803

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

8. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	For the Years Ended December 31,
	2004	2003	2002
Net loss	$(3,979)	$(27,035)	$(17,920)
Weighted average number of common shares outstanding basic	28,479	27,993	27,871
Common share equivalents	—	—	—

Weighted average number of common shares outstanding-diluted	28,479	27,993	27,871

Loss per share-basic	$(0.14)	$(0.97)	$(0.64)

Loss per share-diluted	$(0.14)	$(0.97)	$(0.64)

Since all periods presented were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares. The number of options not included in the computation of diluted weighted average shares, because they were antidilutive, for the years ended 2004, 2003 and 2002 were 1,817,187, 2,099,965 and 2,191,788, respectively.

9. Stock Option and Deferred Compensation Plans

Director Equity Plan

The Company’s board of directors participates in a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) are paid a portion of their fees in the Company’s common stock. Additionally, each Eligible Director is granted options each year to purchase 1,000 shares of the Company’s common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100 thousand shares of common stock may be granted under this plan. During 2004, 2003 and 2002, 5 thousand, 11 thousand and 9 thousand shares, respectively, of common stock were issued under this plan. Options to purchase 7 thousand, 6 thousand and 6 thousand shares of common stock were issued under this plan in 2004, 2003 and 2002, respectively. After the grant in July of 2004 there were no remaining authorized shares of common stock that could be issued under this plan which effectively terminated this plan.

Incentive Stock Option and Bonus Plans

During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan were subject to four-year and five-year respective vesting periods. The options expire after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. No compensation expense was recorded in 2004 or in 2003 related to this plan. Compensation expense of approximately $62 thousand related to bonus shares was recorded in 2002.

During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management could receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provided for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. No options were issued during 2004 or 2003 under this plan. The Company issued 588 thousand options during 2002 under the 1998 Plan. During 2004, 2003, and 2002, the Company issued 8 thousand, 1 thousand and 2 thousand shares, respectively, of restricted stock. The Company recorded approximately $55 thousand, $69 thousand and $78 thousand of compensation expense related to the issuance of restricted stock during 2004, 2003 and 2002, respectively.

Long-Term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, restricted common shares, or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The restricted shares issued by the Company have a vesting schedule up to seven years from the date of grant or accelerate vest when the price of Caraustar stock meets a specific target price and trades at this price or higher for twenty consecutive days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. During the years ended December 31, 2004 and 2003, 254 thousand and 233 thousand stock options, respectively, and 252 thousand and 230 thousand restricted shares, respectively, have been granted under this plan. The number of outstanding restricted shares is 251,644 at a weighted average share price of $17.39 as of December 31, 2004. The Company recorded compensation expense of $1.9 million and $89 thousand related to the issuance of restricted stock in 2004 and 2003, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The following is a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

	Shares	Weighted Average Price
Outstanding at December 31, 2001	1,794,241	$21.89
Granted	588,150	7.49
Forfeited	(187,364)	20.84
Exercised	(3,239)	9.36

Outstanding at December 31, 2002	2,191,788	18.14
Granted	239,600	8.13
Forfeited	(255,747)	20.02
Exercised	(76,426)	7.78

Outstanding at December 31, 2003	2,099,215	17.14
Granted	261,294	16.86
Forfeited	(197,685)	21.31
Exercised	(345,637)	7.86

Outstanding at December 31, 2004	1,817,187	$18.42

Options exercisable at:
December 31, 2004	1,131,421	$21.83
December 31, 2003	1,173,649	$21.75
December 31, 2002	1,076,420	$22.66

The following table is a summary of information about the Company’s stock options outstanding at December 31, 2004:

Range of Exercise Price	Outstanding at December 31, 2004	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 6.94 — $16.88	655,954	7.5	$8.83	283,780	$9.09
17.05 — 23.75	641,041	6.8	18.66	327,450	19.59
24.44 — 28.50	195,581	3.8	25.73	195,581	25.73
30.13 — 40.80	324,611	2.3	32.89	324,610	32.89

$ 6.94 — $40.80	1,817,187	5.9	$18.42	1,131,421	$21.83

Deferred Compensation Plans

The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. Deferred compensation expense applicable to the plans was approximately $190 thousand and $223 thousand for the years ended December 31, 2003 and 2002, respectively. In 2004 the Company recalculated a reduction in the deferred compensation liability which resulted in a credit to expense of $173 thousand. Accruals of approximately $1.1 million and $1.5 million related to these plans are included in other liabilities in the accompanying balance sheets at December 31, 2004 and 2003.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The Company also provides a voluntary nonqualified deferred compensation plan for key employees and the Company’s board of directors. The plan is funded by the participants. The plan allows employees to defer compensation on a pre-tax basis via contributions to a grantor trust. The plan provides the participants with six investment options to invest on a tax-deferred basis.

10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. The Company made no contributions to the pension plan in 2004. Contributions to the Pension Plan totaled approximately $11.7 million and $7.1 million in 2003 and 2002, respectively. Based on estimates at December 31, 2004, no contributions will be required for the year ended December 31, 2005.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP is unfunded at December 31, 2004.

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Service cost of benefits earned	$5,933	$5,266	$4,179
Interest cost on projected benefit obligation	6,035	5,600	5,070
Settlement and curtailment	96	—	—
Actual (return) loss on plan assets	(4,201)	(13,594)	11,340
Net amortization and deferral	1,346	12,718	(15,789)

Net pension expense	$9,209	$9,990	$4,800

Net pension expense for 2005 is estimated to be $7.5 million.

Below is a summary of benefits for the Pension and SERP plans that the Company expects to pay over the next ten years (in thousands):

Years	SERP	Pension Plan
2005	$155	$4,591
2006	$267	$4,824
2007	$268	$5,267
2008	$269	$5,646
2009	$270	$6,181
2010-2014	$1,963	$39,877

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The table below presents various obligation, plan asset and financial statement information for the Pension Plan and the SERP as of December 31, 2004 and 2003 (in thousands):

	SERP		Pension Plan
	2004	2003	2004	2003
Change in benefit obligation:
Projected benefit obligation at end of prior year	$6,119	$4,736	$91,584	$77,841
Service cost	205	238	5,728	5,027
Interest cost	336	359	5,699	5,241
Actuarial (Gain) loss	(363)	786	8,333	7,298
Curtailment	—	—	(3,892)	—
Plan amendments	22	—	687	466
Benefits paid	—	—	(5,427)	(4,289)

Projected benefit obligation at end of year	$6,319	$6,119	$102,712	$91,584

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$73,322	$52,285
Actual return on plan assets	—	—	4,201	13,594
Employer contributions	—	—	—	11,732
Benefits paid	—	—	(5,427)	(4,289)

Fair value of plan assets at end of year	$—	$—	$72,096	$73,322

Funded status of the plans:
Ending funded status	$(6,319)	$(6,119)	$(30,616)	$(18,262)
Unrecognized transition obligation	796	911	—	—
Unrecognized prior service cost	37	16	1,695	1,458
Unrecognized net actuarial loss	1,277	1,678	38,642	35,039

Net amount recognized	$(4,209)	$(3,514)	$9,721	$18,235

Amounts recognized in the balance sheet:
Accrued benefit liability	$(4,832)	$(5,016)	$(28,203)	$(13,616)
Intangible asset	623	927	1,695	1,458
Deferred tax asset	—	218	13,716	11,506
Accumulated other comprehensive loss	—	357	22,513	18,887

Net amount recognized	$(4,209)	$(3,514)	$9,721	$18,235

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$6,319	$6,119	$102,712	$91,584
Accumulated benefit obligation	4,832	5,016	100,298	86,938
Plan assets	$—	$—	$72,096	$73,322

Other comprehensive income (loss):
(Increase) decrease in additional minimum liability	$879	$(849)	$(6,073)	$5,327
Increase (decrease) in intangible asset	(304)	274	237	188
(Increase) decrease in deferred tax liability	(218)	218	2,210	(2,089)

Other comprehensive income (loss)	$357	$(357)	$(3,626)	$3,426

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability related to its Pension Plan and SERP plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The Company’s additional minimum liability for its Pension Plan was $37.9 million and $31.9 million at December 31, 2004 and 2003, respectively. The December 31, 2004 and 2003 additional minimum liability was offset by an intangible asset of $1.7 million and $1.5 million, respectively, which represents unrecognized prior service cost. The additional minimum liability for the SERP totaled $623 thousand and $1.5 million at December 31, 2004 and 2003, respectively. The December 31, 2004 and 2003 additional liability for the SERP was offset by an intangible asset of $623 thousand and $927 thousand, respectively.

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

	December 31,
	2004	2003
Weighted average discount rate	5.75%	6.25%
Weighted average rate of compensation increase	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	December 31,
	2004	2003	2002
Weighted average discount rate	6.25%	6.75%	7.50%
Weighted average expected rate of return on plan assets	9.00%	9.00%	9.50%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

In developing the weighted average discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was lowered from 6.25% at December 31, 2003 to 5.75% at December 31, 2004. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from the Company’s actuaries, the Company concluded that a discount rate of 6.25% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in the Company’s pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2004, projected benefit obligation of approximately $3.5 million and would change estimated 2005 net pension expense by approximately $509 thousand.

In developing the Company’s weighted average expected rate of return on plan assets, the Company evaluated such criteria as return expectations by asset class, historical returns by asset class and long-term inflation assumptions. The Company’s expected weighted average rate of return is based on an asset allocation assumption of 55% equity, 25% fixed income and a 20% investment in a portfolio of hedge funds. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. As a result of this analysis, the Company concluded that the expected weighted average rate of return of 9.0% for December 31, 2004 is appropriate. A 0.25% change in the weighted average expected rate of return would change estimated 2005 net pension expense by $180 thousand.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The Company’s pension plan weighted-average asset allocations as of December 31, 2004 and 2003, respectively, were as follows:

	2004	2003
Large capitalization U.S. equity	32%	46%
Small capitalization U.S. equity	10%	15%
Mid capitalization U.S. equity	—	14%
International equity	13%	—

Total equity	55%	75%

Portfolio of hedge funds	19%	—

Short term fixed	3%	6%
Fixed income (intermediate-term maturities)	23%	19%

Total fixed income	26%	25%

The Company’s investment policy includes the following objectives:

•	Provide a long-term investment return greater than the actuarial assumptions.

•	Maximize investment return commensurate with appropriate levels of risk.

•	Comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

The Company’s policy is to allocate pension plan funds based on percentages for each major asset category as follows:

Large capitalization U.S. equity	34%
Small capitalization U.S. equity	9%
International equity	12%

Total equity	55%

Investment in a portfolio of hedge funds	20%

Short term fixed	5%
Fixed income (intermediate-term maturities)	20%

Total fixed income	25%

The Company’s actual investment allocation at December 31, 2004 was consistent with the policy above.

In September 2004, the Company announced the suspension of any further pension benefits for certain employees covered by the defined benefit pension plan. The suspension was effective December 31, 2004 and froze the accrued pension benefits for employees not subject to a collective bargaining agreement and employees that do not qualify for continued benefits based on years of service and age requirements. The impact of the curtailment on the Company’s pension liability and 2004 pension expense was a reduction in the projected benefit obligation of $3.9 million and an increase in expense of approximately $97 thousand.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Net periodic postretirement benefit cost for the years ended December 31, 2004, 2003 and 2002 included the following components (in thousands):

	2004	2003	2002
Service cost of benefits earned	$24	$80	$89
Interest cost on accumulated postretirement benefit obligation	311	405	459
Amortization	(157)	(290)	45

Net periodic postretirement benefit cost	$178	$195	$593

Postretirement benefits totaling $578 thousand, $541 thousand and $695 thousand were paid during 2004, 2003 and 2002, respectively. Benefit payments of $447 thousand are estimated for 2005.

Below is a summary of post retirement benefits that the Company expects to pay over the next ten years (in thousands):

Years	Post Retirement Benefits
2005	$446
2006	$466
2007	$494
2008	$468
2009	$462
2010-2014	$2,170

The accrued postretirement benefit cost as of December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Change in benefit obligation:
Projected benefit obligation at end of prior year	$5,542	$6,880
Service cost	24	80
Interest cost	311	405
Actuarial loss (gain)	1,351	(133)
Plan curtailment gains	(897)	(1,149)
Benefits paid	(578)	(541)

Projected benefit obligation at end of year	$5,753	$5,542

Funded status	$(5,753)	$(5,542)
Unrecognized net loss	3,172	2,561

Net amount recognized	$(2,581)	$(2,981)

The curtailment gain was the result of eliminating postretirement medical benefits pursuant to two collective bargaining agreements which were amended during 2003.

The accumulated postretirement benefit obligations at December 31, 2004 and 2003 were determined using a weighted average discount rate of 5.75% and 6.25%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 7.5% in 2004, decreasing 0.5% each year to 4.5% by the year 2011. Increasing the assumed health care costs trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $614 thousand and would increase net periodic postretirement benefit cost by approximately $35 thousand for the year ended December 31, 2005.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Retirement Savings Plan (401(k) Plan)

The Company sponsors and maintains a 401(k) retirement savings plan that permits participants to make contributions by salary reductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the 401(k) Plan. During the years ended December 31, 2004, 2003, and 2002, the Company recorded matching expense of approximately $3.8 million, $4.0 million, and $3.9 million, respectively, related to the 401(k) Plan.

Effective January 1, 2005, the 401(k) plan will match 100% of contributions up to 3% of an employees’ salary and 50% of all contributions that are greater than 3% of employee’s salary but less than 5% of an employee’s salary. The Company will make an additional contribution to all non-union employees based upon an employee’s years of service ranging from 1% for employees with less than 5 years of service up to 4% for employees with 25 or more years of service.

11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.

The (benefit) provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	2004	2003	2002
Current:
Federal	$598	$(6,248)	$(16,379)
State	124	780	780

	722	(5,468)	(15,599)
Deferred	(2,256)	(9,631)	5,976

	$(1,534)	$(15,099)	$(9,623)

The principal differences between the federal statutory tax rate and the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(2.9)	(2.9)	(2.9)
Other	9.1	2.2	3.3

Effective tax rate	(28.8)%	(35.7)%	(34.6)%

Significant components of the 2004 other category of 9.1% are: 1.9% for permanent book-to-tax income differences, 2.9% for valuations recorded against state net operating losses, 2.3% for reserves against outstanding state income tax receivables and 2.0% of various other differences. The primary reason the 2004 other category is significantly higher than prior years is the decrease in pretax loss from $42.3 million in 2003 to $5.3 million in 2004. These components increased as a percentage of pretax loss as the loss declined.

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Deferred income tax assets:
Deferred employee benefits	$429	$283
Postretirement benefits other than pension	4,760	2,065
Post employment benefits	12,507	6,523
Accounts receivable	925	861
Insurance	2,810	1,619
Tax loss carryforwards and credits	46,004	37,387
Inventories	2,687	2,495
Other	1,351	2,301

Total deferred income tax assets	71,473	53,534

Deferred income tax liabilities:
Depreciation and amortization	(105,779)	(90,407)
Asset revaluation	—	(3,846)
Losses on contractual sales commitments	(4,446)	(4,446)

Total deferred income tax liabilities	(110,225)	(98,699)

Valuation allowance	(7,533)	(6,298)

	$(46,285)	$(51,463)

The tax effect of the Company’s federal net operating losses was $28.2 million and $21.2 million at December 31, 2004 and December 31, 2003, respectively, and these losses will expire in varying amounts between 2023 and 2024. The tax effect of the Company’s state net operating losses was $16.1 and $13.3 million at December 31, 2004 and 2003, respectively, and these losses will expire in varying amounts between 2005 and 2024. The Company has a valuation allowance of $6.4 million at December 31, 2004, which increased by $2.4 million from $4.0 million at December 31, 2003, for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $1.7 million and $2.9 million at December 31, 2004 and 2003, respectively, which will expire in varying amounts between 2005 and 2019. The Company has a valuation allowance of $1.1 million at December 31, 2004, which decreased by $1.2 from $2.3 million at December 31, 2003, for estimated future impairment related to the state tax credit carryforwards.

12. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Sales	$257,095	$268,471	$273,789	$260,920
Gross profit	36,526	43,459	40,889	39,033
Net (loss) income	(6,773)	1,743	(596)	1,647
Diluted (loss) income per common share	$(0.24)	$0.06	$(0.02)	$0.06
2003:
Sales	$252,902	$246,843	$253,013	$239,462
Gross profit	42,053	38,146	41,328	35,412
Net loss	(7,128)	(9,835)	(1,147)	(8,925)
Diluted loss per common share	$(0.26)	$(0.35)	$(0.04)	$(0.32)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Shipping and handling costs were reclassified from selling, general and administrative expenses to cost of sales for the first quarter of 2004 and all of the 2003 quarters. In addition, other immaterial amounts were reclassified in 2004. The following table summarizes amounts reclassified and the resulting impact on gross profit (in thousands):

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Gross profit reported in Form 10-Q	$40,444	$42,729	$40,695	$46,556	$42,771	$44,621	$38,923
Shipping and handling costs reclassified to cost of sales	(4,048)	—	—	(4,503)	(4,625)	(3,293)	(3,511)
Certain other costs reclassified to restructuring and impairment costs	130	730	194	—	—	—	—

Gross Profit reported in 2004 10-K	$36,526	$43,459	$40,889	$42,053	$38,146	$41,328	$35,412

13. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated and clay-coated paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 6.4%, 5.6% and 6.6% of the Company’s sales for 2004, 2003 and 2002, respectively.

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

The following table presents certain business segment information as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Sales (aggregate):
Paperboard	$468,193	$451,573	$425,001
Recovered fiber	147,398	96,798	71,541
Tube, core, and composite container	395,148	384,572	297,564
Carton and custom packaging	306,893	291,151	321,386

Total	$1,317,632	$1,224,094	$1,115,492

Sales (intersegment):
Paperboard	$186,191	$177,159	$148,763
Recovered fiber	65,025	49,225	24,762
Tube, core, and composite container	4,945	4,428	4,347
Carton and custom packaging	1,196	1,062	841

Total	$257,357	$231,874	$178,713

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

	2004	2003	2002
Sales (external customers):
Paperboard	$282,002	$274,414	$276,238
Recovered fiber	82,373	47,573	46,779
Tube, core, and composite container	390,203	380,144	293,217
Carton and custom packaging	305,697	290,089	320,545

Total	$1,060,275	$992,220	$936,779

Income (loss) from operations:
Paperboard (A)	$26,587	$17,000	$8,481
Recovered fiber (B)	3,897	3,012	3,787
Tube, core, and composite container (C)	10,972	8,688	11,383
Carton and custom packaging (D)	(6,572)	(12,757)	973

	34,884	15,943	24,624
Corporate expense (E)	(23,211)	(22,144)	(18,557)

Income from operations	11,673	(6,201)	6,067
Interest expense	(42,160)	(43,905)	(38,115)
Interest income	948	1,026	1,652
Write-off of deferred debt costs	—	(1,812)	—
Equity in income (loss) of unconsolidated affiliates	25,251	8,354	2,488
Other, net	(1,041)	208	130

Loss before income taxes and minority interest	(5,329)	(42,330)	(27,778)
Minority interest in (income) losses	(184)	196	235
Benefit for income taxes	1,534	15,099	9,623

Net loss	$(3,979)	$(27,035)	$(17,920)

Identifiable assets:
Paperboard	$336,139	$352,778	$388,876
Recovered fiber	28,249	23,666	21,658
Tube, core, and composite container	205,417	204,124	202,441
Carton and custom packaging	204,350	212,035	236,796
Corporate	185,550	167,942	140,562

Total	$959,705	$960,545	$990,333

Depreciation and amortization:
Paperboard	$14,735	$15,295	$28,164
Recovered fiber	765	784	1,108
Tube, core, and composite container	5,584	5,184	6,723
Carton and custom packaging	7,540	6,821	13,456
Corporate	1,465	2,907	4,795

Total	$30,089	$30,991	$54,246

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$9,184	$9,695	$13,207
Recovered fiber	511	926	785
Tube, core, and composite container	5,301	3,698	2,347
Carton and custom packaging	3,825	3,963	4,516
Corporate	2,070	1,724	1,687

Total	$20,891	$20,006	$22,542

(A)	Results for 2004, 2003 and 2002 include charges to operations for restructuring and impairment costs of $11.8 million, $6.6 million and $10.4 million, respectively, related to closing and consolidating operations within the paperboard segment. Results for 2004 also include a $10.3 million gain on sale of real estate.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(B)	Results for 2004 and 2003 include charges to operations for asset impairment costs of $400 thousand and $600 thousand, respectively.
(C)	Results for 2004 and 2003 include charges to operations for asset impairment costs of $1.1 and $1.2 million, respectively, related to the decline in value of land and buildings that were permanently closed in conjunction with the Company’s restructuring activities within the tube, core and composite container segment.
(D)	Results for 2004, 2003 and 2002 include charges to operations for restructuring and impairment costs of $6.8 million, $6.7 million and $2.4 million, respectively, related to closing and consolidating operation within the carton and custom packaging segment.
(E)	Results for 2004 include a charge to operations of $1.9 million related to the centralization of the accounting and finance operations.

14. Restructuring and Impairment Costs

2004 Restructuring Initiatives

In January 2004, the Company announced the permanent closure of the Cedartown paperboard mill located in Cedartown, Georgia. During the year ended December 31, 2004, the Company recorded a $500 thousand impairment charge for assets, a $188 thousand charge for severance and other termination benefits and a $621 thousand charge for other exit costs. All of these costs were paid during 2004 and no accrual remained as of December 31, 2004. As of December 31, 2004, there were no employees remaining at the mill. Substantially all of Cedartown’s paperboard production was transferred to the Company’s other paperboard mills. As of December 31, 2004, the exit plan for Cedartown was complete except for the sale of the property, which is being marketed.

In January 2004, the Company initiated a plan to centralize the accounting and finance operations to the Company’s headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and reduce costs. During the year ended December 31, 2004, the Company recorded a charge of approximately $1.7 million for other exit costs related to consulting fees and relocation expenses and $199 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefit costs of $74 thousand were paid and all other exit costs were paid during the period. An accrued liability of $125 thousand remained related to severance and other termination benefits as of December 31, 2004. As of December 31, 2004, the restructuring plan was complete and no additional charges are expected.

In June 2004, the Company announced the permanent closure of its Charlotte, North Carolina carton facility. During the year ended December 31, 2004, the Company recorded $499 thousand related to severance and other termination benefits and $381 thousand related to other exit costs and paid $286 thousand related to severance and other termination benefits and $381 thousand for other exit costs, leaving an accrual of $213 thousand for severance and other termination benefits. Substantially all of Charlotte Carton’s production was transferred to the Company’s other carton facilities. As of December 31, 2004, this plan was complete except for the sale of the property, which is being marketed.

In June 2004, the Company announced the permanent closure of its Georgetown, Kentucky plastics plant. During the year ended December 31, 2004, the Company recorded $141 thousand related to severance and other termination benefits and $163 thousand related to other exit costs and paid $61 thousand related to severance and other termination benefits and $163 thousand for other exit costs, leaving an accrual of $80 thousand for severance and other termination benefits. Substantially all of Georgetown’s production will be transferred to the Company’s plastics manufacturing facility in Union, South Carolina. As of December 31, 2004, this plan was complete except for the sale of the property, which is being marketed.

In August 2004, the Company announced the permanent closure of its puzzle manufacturing operations component of its specialty converting plant in Mooresville, North Carolina. During the year ended December 31,

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

2004, the Company recorded $166 thousand related to severance and other termination benefits and $407 thousand related to other exit costs and paid $104 thousand related to severance and other termination benefits and $58 thousand for other exit costs, leaving an accrual of $62 thousand for severance and other termination benefits and an accrual of $349 thousand for other exit costs. As of December 31, 2004, this plan was complete.

In November 2004, the Company initiated a plan to reorganize the management structure of the Custom Packaging Group. During the year ended December 31, 2004, the Company recorded a charge of approximately $765 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefits of $164 thousand were paid during the year ended December 31, 2004, leaving an accrual of $601 thousand related to severance and other termination benefits. As of December 31, 2004, this plan was complete and no additional charges are expected.

In December 2004, the Company announced the permanent closure of the No. 2 paper machine, which was idled in March 2003, at the Company’s Rittman, Ohio paperboard mill. During the year ended December 31, 2004, the Company incurred a charge of approximately $8.8 million for impairment of assets in connection with this plan. As of December 31, 2004, this plan was complete and no additional charges are expected.

Also included in the 2004 restructuring and impairment costs was a net loss of $2.5 million for routine disposals of production machinery and equipment.

2003 Restructuring Initiatives

In March 2003, the Company announced the permanent closure of its Buffalo Paperboard mill located in Lockport, New York. The Company recorded a charge of approximately $4.4 million in connection with this closure. The $4.4 million charge included a $3.2 million impairment charge for assets, a $670 thousand accrual for severance and other termination benefits, and a $607 thousand accrual for other exit costs. During 2003, $670 thousand of the accrual was paid for severance and other termination benefits, $604 thousand was paid for other exit costs and an accrual of $3 thousand remained at December 31, 2003 for other exit costs. During the year ended December 31, 2004, the remaining accrued other exit costs were paid and an additional $22 thousand was paid and expensed for other exit costs. The exit plan for Buffalo was completed in May 2004, when the Company sold the property.

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. As mentioned below, the Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which included a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. At December 31, 2003, an accrual of $302 thousand for severance and other termination benefits remained and an accrual of $43 thousand remained for other exit costs. During the year ended December 31, 2004, the Company recorded an additional $429 thousand impairment charge for assets and an additional $2.6 million in severance and other termination benefit costs and $1.0 million for other exit costs. During the year ended December 31, 2004, the Company paid $290 thousand related to severance and other termination benefits and paid $1.0 million for other exit costs, leaving an accrual of $2.6 million for severance and other termination benefits and no accrual for other exit costs as of December 31, 2004. Substantially the entire Ashland carton sales were transferred to the Company’s other carton manufacturing facilities. As of December 31, 2004, the exit plan was substantially complete except for the sale of property, which the Company is currently marketing.

In December 2003, the Company recorded a $986 thousand asset impairment charge related to closing the Hendersonville tube and core facility located in Hendersonville, North Carolina and a $223 thousand asset

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

impairment charge related to closing the Jacksonville tube and core facility located in Jacksonville, Florida. An additional $225 thousand impairment charge was recorded in 2004 for the Jacksonville facility. The facilities were acquired as a part of the Smurfit Industrial Packaging Division. The Company previously announced the closure of these facilities. These impairment charges represent the decline in estimated fair value of the real estate held for sale subsequent to the acquisition.

In December 2003, the Company recorded a $609 thousand asset impairment charge related to the closure of the Halifax Recycling plant located in Roanoke Rapids, North Carolina. In 2004 an additional $414 thousand asset impairment charge was recorded. This facility was closed along with the Halifax paperboard mill in December 2002, but there were no significant restructuring or impairment charges related to this closure until December 2003. As of December 31, 2004, this plan was complete except for the sale of property, which is being marketed.

2002 Restructuring Initiatives

In June 2002, the Company recorded a $985 thousand noncash, pretax restructuring charge related to the permanent closure of the Company’s Camden and Chicago paperboard mills, which were shut down in 2000 and 2001, respectively. The $985 thousand charge represents a revised estimate of fixed asset disposals at these mills. The Chicago mill recorded a $1.5 million additional provision, while the Camden mill overestimated the fixed asset write-off and recorded a credit of $500 thousand. During 2003, $197 thousand of other exit costs were paid at the Chicago paperboard mill and an additional $82 thousand was accrued for asset impairments at Camden. At December 31, 2003 a $477 thousand accrual remained for other exit costs related to these activities. During the year ended December 31, 2004, the Company incurred an additional $60 thousand for severance and other termination benefits and an additional $43 thousand for other exit costs related to these restructuring activities. During the year ended December 31, 2004, the Company paid $8 thousand in severance and other termination benefits and $519 thousand in other exit costs during this period, leaving an accrual of $52 thousand for severance and other termination benefits.

In December 2002, the Company initiated a plan to permanently close its Halifax paperboard mill located in Roanoke Rapids, North Carolina. This mill was idled in June 2001 and the Company planned to restart it when industry demand improved. The Company made the decision to permanently close and dismantle the mill based on the foreseeable conditions of paperboard demand. In connection with this plan, the Company recorded a 2002 pretax charge to operations of approximately $3.4 million. The $3.4 million charge included a $3.0 million impairment charge and a $370 thousand accrual for other exit costs. During 2003, $322 thousand of the accrual was paid for other exit costs and an accrual of $47 thousand remained. Also during 2003, $72 thousand was expensed and paid for severance and other termination benefits incurred and a reduction of expense of $581 thousand was recorded as a result of a revised estimate of impaired assets. As of December 31, 2003, there were no employees remaining at the mill. During the year ended December 31, 2004, the Company incurred an additional $68 thousand charge for impairment of assets and paid $47 thousand for other exit costs leaving no accrual as of December 31, 2004. The Company is currently marketing the property for sale.

In December 2002, the Company initiated a plan to consolidate its Carolina Converting, Inc. facility in Fayetteville, North Carolina into its Carolina Component Concepts facility located in Mooresville, North Carolina and recorded a pretax charge to operations of approximately $6.0 million. The decision to consolidate these facilities was initiated by the loss of a significant customer, combined with a significant decline in demand in other specialty converted products. The $6.0 million charge included a $2.4 million impairment charge for assets and a $3.6 million accrual for other exit costs. A substantial portion of the other exit costs is related to a real estate lease for which no future economic benefit will be derived. During 2003, the Company recorded a

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

pretax charge to operations of $2.2 million. The $2.2 million charge included a $914 thousand impairment charge for assets, a $113 thousand charge for severance and other termination benefits and a $1.1 million accrual for other exit costs. As of December 31, 2003 the $113 thousand accrual had been paid for severance and other termination benefits and $1.0 million had been paid for other exit costs leaving an accrual of $3.7 million related to other exit costs. During the year ended December 31, 2004, the Company incurred an additional $177 thousand charge for impairment of assets and an additional $69 thousand for other exit costs related to these restructuring activities. During the year ended December 31, 2004, the Company paid $1.3 million in other exit costs leaving an accrual of $2.4 million for other exit costs at December 31, 2004. As of December 31, 2004 there were no employees at this facility. The other exit costs will be paid through December 2006, the end of the real estate lease. The Company will complete the exit plan upon fulfilling its obligations under the real estate lease.

Also in December 2002, the Company initiated a plan to restructure its carton plant in Ashland, Ohio to serve a smaller, more focused carton market and recorded a pretax charge to operations of approximately $2.4 million. The $2.4 million charge included an impairment charge of $1.2 million for assets and a $494 thousand accrual for severance and other termination benefits for 18 hourly and 8 salaried employees terminated in connection with this plan, as well as a $688 thousand accrual for other exit costs. During 2003, all costs were paid related to severance and other termination benefits and a $35 thousand remaining over-accrual for other exit costs was reclassified to other exit costs related to the 2003 Ashland closure. As of December 31, 2003, there was no liability remaining related to the 2002 restructuring of the Ashland carton plant.

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2001		—	466	466

2002 costs	$7,591	494	4,628	5,122	$12,713

Expenditures		—	(289)	(289)

Liability balance, December 31, 2002		494	4,805	5,299

2003 costs	$9,498	2,094	3,550	5,644	$15,142

Expenditures and adjustment		(2,286)	(4,125)	(6,411)

Liability balance, December 31, 2003		$302	$4,230	$4,532

2004 costs	$13,079	4,589	4,444	9,033	$22,112

Expenditures		(1,175)	(5,924)	(7,099)

Liability balance, December 31, 2004		$3,716	$2,750	$6,466

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The following tables summarize restructuring activities by segment for those plans initiated during 2003 and 2004 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands).

2003 Restructuring Initiatives:	Cost in 2003	Cost in 2004	Estimated Cost to Complete Initiatives as of December 31, 2004	Total Cost to Complete Initiatives as of December 31, 2004
Mill Segment	$4,433	$23	—	$4,456
Recovered Fiber Segment	609	414	—	1,023
Carton and Custom Packaging Segment	6,712	3,992	$280	10,984

	$11,754	$4,429	$280	$16,463

2004 Restructuring Initiatives:	Cost in 2004	Estimated Cost to Complete Initiatives as of December 31, 2004	Total Cost to Complete Initiatives as of December 31, 2004
Mill Segment	$10,647	—	$10,647
Tube, Core and Composite Container Segment	1,645	$300	1,945
Carton and Custom Packaging Segment	529	200	729
Corporate	1,944	150	2,094

	$14,765	$650	$15,415

15. Disclosures About Fair Value of Financial Instruments

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of December 31, 2004 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
9 7/8% senior subordinated notes	$292,163	$273,265
7 1/4% senior notes	28,565	26,423
7 3/8% senior notes	204,218	196,798

	$524,946	$496,486

16. Related Party Transactions

A director and former Chairman of the Board of Directors is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel which performed services for the company during the last three years. The amounts of fees paid were $993 thousand, $1.2 million, and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

A director of the Company’s Board of Directors is also the President and Chief Executive Officer of Printpack, Inc., a customer of the Company. The Company sold tubes and cores to Printpack, Inc. in the amounts of $2.9 million, $2.7 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The accounts receivable due from Printpack, Inc. as of December 31, 2004 and December 31, 2003 was $165 thousand and $205 thousand, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The Company sold gypsum facing paper in the amounts of $9.6 million, $13.9 million and $14.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, to Standard Gypsum, a 50% owned joint venture. The accounts receivable due from Standard Gypsum as of December 31, 2004 and December 31, 2003 was $288 thousand and $237 thousand, respectively.

The Company sold recovered fiber in the amounts of $2.1 million, $7.8 million and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, to Premier Boxboard, a 50% owned joint venture. Accounts receivable due from Premier Boxboard were $150 thousand and $750 thousand as of December 31, 2004 and 2003, respectively. The Company purchased paperboard totaling $4.3 million, $3.8 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, from Premier Boxboard. Payables due to Premier Boxboard were $700 thousand and $437 thousand as of December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, Premier Boxboard paid marketing fees to Caraustar of approximately $2.1 million, $1.1 million, and $574 thousand respectively.

The Company performs certain treasury functions on behalf of Premier Boxboard. As a result, the Company had a receivable due from Premier Boxboard of $1.7 million and $500 thousand as of December 31, 2004 and 2003, respectively.

17. Subsequent Event

Certain technical events of default occurred with respect to $50.0 million in outstanding senior notes of the Company’s Premier Boxboard joint venture as a result of certain corporate restructuring actions taken in December 2004. Premier Boxboard has obtained a waiver of these events of default from all of the holders of these notes. Additionally, to the extent these events of default may have triggered cross-defaults under our senior credit facility we have obtained waivers of any such cross-defaults and amended the Premier Boxboard senior note agreement to permit the restructuring effective January 1, 2005.

18. Contingencies

By letter dated February 15, 2005, the Company’s Sprague facility received a proposed consent order from the Connecticut Department of Environmental Protection alleging that the facility had exceeded the visible emissions standards in the second and third quarters of 2004 and the sulfur dioxide emissions standard for the first quarter of 2003. The consent order proposes a civil penalty of approximately $182 thousand and corrective actions that would require additional expenditures by the Company. The Company has implemented operational changes that management believes will ensure compliance with these visible emissions and sulfur dioxide standards going forward. The Company is currently actively negotiating this matter with the Connecticut Department of Environmental Protection.

19. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries, Inc. and its Subsidiary Guarantors, which consist of all but one of the Company’s wholly-owned subsidiaries other than foreign subsidiaries. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$88,998	$125	$633	$—	$89,756
Intercompany funding	(65,837)	79,577	(13,740)	—	—
Receivables, net of allowances	—	96,933	5,711	—	102,644
Intercompany accounts receivable	—	175	272	(447)	—
Inventories	—	84,808	4,236	—	89,044
Refundable income taxes	409	—	—	—	409
Current deferred tax asset	11,035	—	—	—	11,035
Other current assets	4,502	5,094	1,463	—	11,059

Total current assets	39,107	266,712	(1,425)	(447)	303,947

PROPERTY, PLANT, AND EQUIPMENT	14,169	743,218	25,857	—	783,244
Less accumulated depreciation	(9,140)	(373,279)	(12,691)	—	(395,110)

Property, plant, and equipment, net	5,029	369,939	13,166	—	388,134

INVESTMENT IN CONSOLIDATED SUBSIDARIES	572,865	131,669	—	(704,534)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	59,676	—	—	—	59,676

OTHER ASSETS	16,138	8,564	116	—	24,818

	$692,815	$956,512	$15,359	$(704,981)	$959,705

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$80	$—	$—	$—	$80
Accounts payable	20,352	59,880	4,658	—	84,890
Intercompany accounts payable	—	272	175	(447)	—
Accrued interest	8,743	67	—	—	8,810
Accrued compensation	2,002	9,583	157	—	11,742
Accrued pension	—	—	—	—	—
Other accrued liabilities	4,109	29,970	880	—	34,959

Total current liabilities	35,286	99,772	5,870	(447)	140,481

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	497,941	8,200	—	—	506,141

DEFERRED INCOME TAXES	43,599	12,240	1,481	—	57,320

PENSION LIABILITY	32,897	—	—	—	32,897

OTHER LIABILITIES	1,080	3,846	—	688	5,614

SHAREHOLDERS’ EQUITY:
Common stock	2,761	772	523	(1,181)	2,875
Additional paid-in capital	197,055	671,229	9,167	(685,548)	191,903
Unearned compensation	(4,334)	—	—	—	(4,334)
Retained (deficit) earnings	(90,849)	160,453	(2,559)	(18,493)	48,552
Accumulated other comprehensive (loss) income	(22,621)	—	877	—	(21,744)

Total Shareholders’ Equity	82,012	832,454	8,008	(705,222)	217,252

	$692,815	$956,512	$15,359	$(704,981)	$959,705

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,303	$—	$1,248	$—	$85,551
Intercompany funding	1,628	9,149	(10,777)	—	—
Receivables, net of allowances	—	88,937	4,955	—	93,892
Intercompany accounts receivable	—	77	212	(289)	—
Inventories	—	83,941	3,667	—	87,608
Refundable income taxes	250	—	—	—	250
Current deferred tax asset	7,457	—	—	—	7,457
Other current assets	3,942	8,034	485	—	12,461

Total current assets	97,580	190,138	(210)	(289)	287,219

PROPERTY, PLANT, AND EQUIPMENT	12,101	752,601	21,444	—	786,146
Less accumulated depreciation	(7,601)	(358,851)	(8,922)	—	(375,374)

Property, plant, and equipment, net	4,500	393,750	12,522	—	410,772

INVESTMENT IN CONSOLIDATED SUBSIDARIES	572,865	131,162	—	(704,027)	—

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN UNCONSOLIDATED AFFILIATES	54,623	—	—	—	54,623

OTHER ASSETS	14,429	10,332	40	—	24,801

	$743,997	$905,010	$15,854	$(704,316)	$960,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$75	$31	$—	$—	$106
Accounts payable	15,820	54,890	4,303	—	75,013
Intercompany accounts payable	—	212	77	(289)	—
Accrued interest	8,758	74	—	—	8,832
Accrued compensation	738	8,870	192	—	9,800
Accrued pension	—	—	—	—	—
Other accrued liabilities	10,551	19,756	1,000	—	31,307

Total current liabilities	35,942	83,833	5,572	(289)	125,058

SENIOR CREDIT FACILITY	—	—	—	—	—

OTHER LONG-TERM DEBT, less current maturities	522,747	8,254	—	—	531,001

DEFERRED INCOME TAXES	45,229	12,242	1,449	—	58,920

PENSION LIABILITY	18,632	—	—	—	18,632

OTHER LIABILITIES	2,691	3,862	—	504	7,057

SHAREHOLDERS’ EQUITY:
Common stock	2,708	772	523	(1,181)	2,822
Additional paid-in capital	189,676	671,229	9,167	(685,041)	185,031
Unearned compensation	(1,865)	—	—	—	(1,865)
Retained (deficit) earnings	(52,519)	124,818	(1,459)	(18,309)	52,531
Accumulated other comprehensive (loss) income	(19,244)	—	602	—	(18,642)

Total Shareholders’ Equity	118,756	796,819	8,833	(704,531)	219,877

	$743,997	$905,010	$15,854	$(704,316)	$960,545

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,296,665	$38,900	$(275,290)	$1,060,275
COST OF SALES	—	1,140,941	34,717	(275,290)	900,368

Gross profit	—	155,724	4,183	—	159,907
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,488	110,333	4,624	—	136,445
RESTRUCTURING AND IMPAIRMENT COSTS	1,945	20,167	—	—	22,112
GAIN ON SALE OF REAL ESTATE	—	10,323	—	—	10,323

(Loss) income from operations	(23,433)	35,547	(441)	—	11,673
OTHER (EXPENSE) INCOME:
Interest expense	(41,831)	(324)	(404)	399	(42,160)
Interest income	1,346	1	—	(399)	948
Write-off of deferred debt costs	—	—	—	—	—
Equity in income of unconsolidated affiliates	25,251	—	—	—	25,251
Other, net	(1,197)	411	(255)	—	(1,041)

	(16,431)	88	(659)	—	(17,002)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(39,864)	35,635	(1,100)	—	(5,329)
MINORITY INTEREST IN INCOME	—	—	—	(184)	(184)
BENEFIT FROM INCOME TAXES	1,534	—	—	—	1,534

NET (LOSS) INCOME	$(38,330)	$35,635	$(1,100)	$(184)	$(3,979)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,170,003	$36,871	$(214,654)	$992,220
COST OF SALES	—	1,015,971	33,964	(214,654)	835,281

Gross profit	—	154,032	2,907	—	156,939
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,517	118,122	5,359	—	147,998
RESTRUCTURING AND IMPAIRMENT COSTS	—	15,142	—	—	15,142

(Loss) income from operations	(24,517)	20,768	(2,452)	—	(6,201)
OTHER (EXPENSE) INCOME:
Interest expense	(43,581)	(311)	(422)	409	(43,905)
Interest income	1,436	(2)	1	(409)	1,026
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	8,354	—	—	—	8,354
Other, net	—	286	(78)	—	208

	(35,603)	(27)	(499)	—	(36,129)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(60,120)	20,741	(2,951)	—	(42,330)
MINORITY INTEREST IN LOSSES	—	—	—	196	196
BENEFIT (PROVISION) FOR INCOME TAXES	15,109	—	(10)	—	15,099

NET (LOSS) INCOME	$(45,011)	$20,741	$(2,961)	$196	$(27,035)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,091,360	$26,289	$(180,870)	$936,779
COST OF SALES	—	939,743	22,259	(180,870)	781,132

Gross profit	—	151,617	4,030	—	155,647
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,105	112,380	5,382	—	136,867
RESTRUCTURING AND IMPAIRMENT COSTS	—	12,713	—	—	12,713

(Loss) income from operations	(19,105)	26,524	(1,352)	—	6,067
OTHER (EXPENSE) INCOME:
Interest expense	(37,772)	(326)	(401)	384	(38,115)
Interest income	2,024	7	5	(384)	1,652
Equity in income (loss) of unconsolidated affiliates	2,652	(164)	—	—	2,488
Other, net	—	258	(128)	—	130

	(33,096)	(225)	(524)	—	(33,845)

(LOSS) INCOME BEFORE MINORITY INTERESTS AND INCOME TAXES	(52,201)	26,299	(1,876)	—	(27,778)
MINORITY INTEREST IN LOSSES	—	—	—	235	235
BENEFIT FROM INCOME TAXES	9,623	—	—	—	9,623

NET (LOSS) INCOME	$(42,578)	$26,299	$(1,876)	$235	$(17,920)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$28,749	$4,521	$(45)	$—	$33,225

Investing activities:
Purchases of property, plant and equipment	(2,070)	(18,118)	(703)	—	(20,891)
Acquisitions of businesses, net of cash acquired	—	—	—	—	—
Proceeds from disposal of property, plant and equipment	—	2,653	133	—	2,786
Proceeds from sale of real estate	—	11,086	—	—	11,086
Investment in unconsolidated subsidiary	(160)	—	—	—	(160)

Net cash used in investing activities	(2,230)	(4,379)	(570)	—	(7,179)

Financing activities:
Repayments of short and long-term debt	(24,934)	(17)	—	—	(24,951)
Proceeds from swap agreement unwind	385	—	—	—	385
Issuances of stock, net of forfeitures	2,725	—	—	—	2,725

Net cash used in financing activities	(21,824)	(17)	—	—	(21,841)

Net increase (decrease) in cash and cash equivalents	4,695	125	(615)	—	4,205
Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$88,998	$125	$633	$—	$89,756

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$38,223	$15,615	$1,544	$—	$55,382

Investing activities:
Purchases of property, plant and equipment	(1,724)	(17,009)	(1,273)	—	(20,006)
Acquisitions of businesses, net of cash acquired	—	(695)	—	—	(695)
Proceeds from disposal of property, plant and equipment	—	2,114	207	—	2,321

Net cash used in investing activities	(1,724)	(15,590)	(1,066)	—	(18,380)

Financing activities:
Repayments of short and long-term debt	(70)	(25)	—	—	(95)
Proceeds from swap agreement unwind	15,950	—	—	—	15,950
Deferred debt costs	(2,214)	—	—	—	(2,214)
Issuances of stock, net of forfeitures	594	—	—	—	594

Net cash provided by (used in) financing activities	14,260	(25)	—	—	14,235

Net increase in cash and cash equivalents	50,759	—	478	—	51,237
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$84,303	$—	$1,248	$—	$85,551

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(24,519)	$86,505	$1,214	$—	$63,200

Investing activities:
Purchases of property, plant and equipment	(1,687)	(20,177)	(678)	—	(22,542)
Acquisitions of businesses, net of cash acquired	—	(69,432)	(115)	—	(69,547)
Proceeds from disposal of property, plant and equipment	—	2,145	—	—	2,145
Investment in unconsolidated affiliates	—	(200)	—	—	(200)
Other, net	(819)	775	(186)	—	(230)

Net cash used in investing activities	(2,506)	(86,889)	(979)	—	(90,374)

Financing activities:
Proceeds from senior credit facility	38,000	—	—	—	38,000
Repayments of senior credit facility	(38,000)	—	—	—	(38,000)
Repayments of short and long-term debt	(6,645)	(48)	—	—	(6,693)
Proceeds from swap agreement unwind	6,163	—	—	—	6,163
Dividends paid	(833)	—	—	—	(833)
Deferred debt costs	(1,528)	—	—	—	(1,528)
Issuances of stock, net of forfeitures	135	—	—	—	135

Net cash used in financing activities	(2,708)	(48)	—	—	(2,756)

Net (decrease) increase in cash and cash equivalents	(29,733)	(432)	235	—	(29,930)
Cash and cash equivalents at beginning of period	63,277	432	535	—	64,244

Cash and cash equivalents at end of period	$33,544	$—	$770	$—	$34,314

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2003 and 2002 financial statements of Standard Gypsum LP, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $9,557,000 in Standard Gypsum’s net assets at December 31, 2003 and of $6,799,000 and $8,182,000 in that company’s net income for the years ended December 31, 2003 and 2002, respectively, are included in the accompanying consolidated financial statements. The financial statements of Standard Gypsum were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for costs associated with exit or disposal activities to conform to Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, which was adopted by the Company as of January 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2005

Financial statements of Standard Gypsum, L.P. and Premiere Boxboard LLC, together in each case with the Report of Independent Registered Public Accounting Firm thereon, are filed with this report as Exhibits 99.1 and 99.2, respectively, and are incorporated by reference herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There were no material changes to internal controls, over financial reporting during the fourth quarter of 2004.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

The following is management’s and our Independent Registered Public Accounting Firm’s reports on internal control over financial reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in conformity with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has determined that as of December 31, 2004, our internal controls over financial reporting are effective based on those criteria.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of internal controls over financial reporting, as stated in their report which appears herein.

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Caraustar Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the captions “Election of Directors” and “Governance of the Company” “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

The Board of Directors has determined that, Daniel P. Casey is an “audit committee financial expert,” as that term is defined in SEC regulations. Specifically, the Board determined that Mr. Casey, by virtue of his background and experience as the retired chief financial officer of Gaylord Container Corporation, has the following attributes:

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

The Board of Directors has also determined that Mr. Casey is an “independent director” within the meaning of NASDAQ rules.

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

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption “Executive Compensation” in the Proxy Statement, except the item captioned—“Compensation Committee Report,” is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Russell M. Robinson, II, a member of the Board of Directors and former Chairman of the Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 121,300 shares of the Company’s common stock as of March 11, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Approval of Independent Public Accountants” in the Proxy Statement is incorporated herein in response to this Item 14.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents filed as part of this annual report

(1) The following financial statements of the Company and Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 above.

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements of Standard Gypsum, L.P. and Premier Boxboard LLC, together in each case with the Report of Independent Registered Public Accounting Firm thereon, are filed as Exhibits 99.01 and 99.02 respectively, and are incorporated by reference into Part II, item 8.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the required information is included elsewhere in the financial statements.

b. The Exhibits to this report on Form 10-K are listed in the accompanying Exhibit Index.

c. Schedule II — Valuation and Qualifying Accounts and Reserves

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deduct- ions Allowed		Balance at End of Year
December 31, 2004
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$4,235	$1,847	$(2,935	)(a)	$3,147
Allowance for sales returns and discounts …	$1,067	$5,121	$(4,917	)(b)	$1,271

Total	$5,302	$6,968	$(7,852)		$4,418

December 31, 2003
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$4,139	$3,997	$(3,901	)(a)	$4,235
Allowance for sales returns and discounts …	$1,247	$7,041	$(7,221	)(b)	$1,067

Total	$5,386	$11,038	$(11,122)		$5,302

December 31, 2002
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$3,512	$3,654	$(3,027	)(a)	$4,139
Allowance for sales returns and discounts	$738	$6,428	$(5,919	)(b)	$1,247

Total	$4,250	$10,082	$(8,946)		$5,386

(a)	Primarily uncollectible accounts receivables written-off.
(b)	Sales discounts and returns allowed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated on.

Signature

/s/ Michael J. Keough Michael J. Keough, President and Chief Executive Officer (Principal Executive Officer); Director

Date: March 14, 2005

/s/ Ronald J. Domanico Ronald J. Domanico, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2005

/s/ William A. Nix, III William A. Nix, III, Vice President, Treasurer and Controller (Principal Accounting Officer)

Date: March 14, 2005

/s/ James E. Rogers James E. Rogers, Chairman of the Board

Date: March 14, 2005

/s/ L. Celeste Bottorff L. Celeste Bottorff, Director

Date: March 14, 2005

/s/ Thomas V. Brown Thomas V. Brown, Director

Date: March 14, 2005

Signature

/s/ Daniel P. Casey Daniel P. Casey, Director

Date: March 14, 2005

Robert J. Clanin, Director

Date: March , 2005

/s/ Ralph M. Holt, Jr. Ralph M. Holt, Jr., Director

Date: March 14, 2005

Dennis M. Love, Director

Date: March , 2005

Bob M. Prillaman, Director

Date: March , 2005

Russell M. Robinson, II, Director

Date: March , 2005

/s/ Eric R. Zarnikow Eric R. Zarnikow, Director

Date: March 14, 2005

Charles Greiner, Jr., Director

Date: March , 2005

EXHIBIT INDEX

Exhibit No.			Description
3.01		—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02		—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01		—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02		—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03		—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04		—	Amended and Restated Rights Agreement, dated as of May 24, 1999, between Caraustar Industries, Inc. and The Bank of New York as Rights Agent (Incorporated by reference Exhibit 10.1 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 020646])

4.05		—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06		—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.07		—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])

10.01		—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])

10.02		—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])

10.03	*	—	Employment Agreement, dated December 31, 1990, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.06 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.04	*	—	Amended and Restated Employment Agreement, dated July 15, 2004, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])

10.05	*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

Exhibit No.		Description
10.06#*	—	Change in Control Severance Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.30 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.07*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.08*	—	1993 Key Employees’ Share Ownership Plan (Incorporated by reference — Exhibit 10.10 to Registration Statement on Form S-1 [SEC File No. 33-50582])

10.09*	—	Incentive Bonus Plan of the Company (Incorporated by reference — Exhibit 10.10 to Annual Report for 1993 on Form 10-K [SEC File No. 0-20646])

10.10*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

10.11*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.12*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

10.13*		2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to Definitive Schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])

10.14	—	Partnership Agreement of Standard Gypsum L.P. (Incorporated by reference — Exhibit 10.21 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.15	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.16		Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference – Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)

10.17		First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference – Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.18	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference – Exhibit 10.29 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.19	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).

Exhibit No.		Description

10.20	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.21	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.22*	—	Insurance Security Option Plan (Incorporated by reference — Exhibit 10.22 to Annual Report for 2003 on Form 10-K [SEC File No. 0-20646])

10.23†*	—	Caraustar Industries, Inc. Restoration Plan

10.24*	—	Director Compensation Arrangements (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on March 1, 2005

12.01†	—	Computation of Ratio of Earnings to Fixed Charges

21.01†	—	Subsidiaries of the Registrant

23.01†	—	Consent of Deloitte & Touche LLP with respect to the consolidated financial statements of the Company

23.02†	—	Consent of Deloitte & Touche LLP with respect to the financial statements of Standard Gypsum, L.P.

23.03†	—	Consent of Deloitte & Touche LLP with respect to the financial statements of Premier Boxboard Limited LLC

23.04†	—	Consent of Ernst & Young LLP with respect to the financial statements of Standard Gypsum, L.P.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01†	—	Financial Statements of Standard Gypsum, L.P.

99.02†	—	Financial Statements of Premier Boxboard Limited LLC

†	Filed herewith
*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Thomas V. Brown, Michael J. Keough, Jimmy A. Russell, John R. Foster and William A. Nix, III, except the agreement is dated March 1, 2002, for these individuals.