Form 10-Q
period 2005-03-31
CARAUSTAR INDUSTRIES INC
filed 2005-05-06
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, April 29, 2005.

Common Stock, $.10 par value	28,763,856
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,496	$89,756
Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,343 and $4,418 as of March 31, 2005 and December 31, 2004, respectively	113,018	102,644
Inventories	90,004	89,044
Refundable income taxes	361	409
Current deferred tax asset	10,662	11,035
Other current assets	12,773	11,059

Total current assets	313,314	303,947

PROPERTY, PLANT AND EQUIPMENT:
Land	11,814	11,856
Buildings and improvements	138,801	138,872
Machinery and equipment	623,234	616,791
Furniture and fixtures	16,039	15,725

	789,888	783,244
Less accumulated depreciation	(402,588)	(395,110)

Property, plant and equipment, net	387,300	388,134

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	64,072	59,676
OTHER ASSETS	24,627	24,818

	$972,443	$959,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$80
Accounts payable	86,728	84,890
Accrued interest	20,127	8,810
Accrued compensation	8,368	11,742
Capital lease obligations	524	79
Other accrued liabilities	34,823	34,880

Total current liabilities	150,650	140,481

SENIOR CREDIT FACILITY	—	—
LONG-TERM DEBT, less current maturities	505,567	506,141
LONG-TERM CAPITAL LEASE OBLIGATIONS	883	—
DEFERRED INCOME TAXES	57,466	57,320
PENSION LIABILITY	34,772	32,897
OTHER LIABILITIES	5,331	5,614
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,763,481 and 28,753,390 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2,876	2,875
Additional paid-in capital	191,829	191,903
Unearned compensation	(4,075)	(4,334)
Retained earnings	49,006	48,552
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(22,621)	(22,621)
Foreign currency translation	759	877

Total accumulated other comprehensive loss	(21,862)	(21,744)

Total Shareholders’ Equity	217,774	217,252

	$972,443	$959,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
SALES	$269,524	$257,095
COST OF SALES	229,897	220,569

Gross profit	39,627	36,526
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,411	35,449
RESTRUCTURING AND IMPAIRMENT COSTS	(603)	(3,172)

Income (loss) from operations	2,613	(2,095)
OTHER (EXPENSE) INCOME:
Interest expense	(10,677)	(10,704)
Interest income	509	187
Equity in income of unconsolidated affiliates	8,356	2,682
Other, net	91	(31)

	(1,721)	(7,866)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	892	(9,961)
(PROVISION) BENEFIT FOR INCOME TAXES	(413)	3,352
MINORITY INTEREST IN INCOME	(25)	(164)

NET INCOME (LOSS)	$454	$(6,773)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(118)	(19)

COMPREHENSIVE INCOME (LOSS)	$336	$(6,792)

BASIC
NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,761	28,391

DILUTED
NET INCOME (LOSS ) PER COMMON SHARE	$0.02	$(0.24)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,927	28,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$454	$(6,773)
Depreciation and amortization	6,675	7,251
Stock-based compensation expense	255	—
Restructuring and impairment costs	183	1,305
Deferred income taxes	369	(3,515)
Equity in income of unconsolidated affiliates, net of distributions	(4,356)	(182)
Changes in operating assets and liabilities	(2,973)	2,416

Net cash provided by operating activities	607	502

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,482)	(4,379)
Proceeds from disposal of property, plant and equipment	695	1,351
Investment in unconsolidated affiliates	(40)	(150)

Net cash used in investing activities	(3,827)	(3,178)

FINANCING ACTIVITIES:
Repayments of short and long-term debt	—	(3,509)
Proceeds from swap agreement unwind	—	380
Issuances of stock, net of forfeitures	96	1,658
Payments for capital lease obligations	(136)	(27)

Net cash used in financing activities	(40)	(1,498)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,260)	(4,174)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,756	85,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,496	$81,377

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$301	$—

Income tax payments, net	$94	$116

Property acquired under capital leases	$1,464	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations and cash flows for the three months ended March 31, 2005 and 2004 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2005. Certain reclassifications have been made to prior year balances to conform to current year classification.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K.

Note 2. New Accounting Pronouncements

On April 14, 2005, the Securities Exchange Commission announced that the required effective date for adopting SFAS No. 123 (R), “Share-Based Payment” has been deferred to fiscal years beginning after June 15, 2005 instead of an effective date beginning July 1, 2005. The Company will be required to adopt this statement January 1, 2006.

Note 3. Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure”, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values of the options granted during 2004 were estimated as of the grant dates using a Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.88% — 4.31%
Expected dividend yield	0%
Expected option lives	8 -10 years
Expected volatility	40%

The total fair value of the options granted during the year ended December 31, 2004 was computed to be approximately $2.3 million. No options were granted during the three months ended March 31, 2005 or 2004. If the Company had accounted for these plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net income (loss) and net income (loss) per share for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$454	$(6,773)
Incremental stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(359)	(699)

Pro forma net income (loss)	$95	$(7,472)

Diluted income (loss) per common share:
As reported	$0.02	$(0.24)
Pro forma	0.00	(0.26)

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

Inventories at March 31, 2005 and December 31, 2004, were as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$40,863	$40,094
Finished goods and work in process	49,141	48,950

Total inventory	$90,004	$89,044

Note 5. Senior Credit Facility and Long-Term Debt

At March 31, 2005 and December 31, 2004, total long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	265,000	265,000
7 3/8 % senior notes	189,750	189,750
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,735	9,735
Mark-to-market value of interest rate swap agreements	(73)	—
Net premiums (1)	12,235	12,736

Total debt	505,647	506,221
Less current maturities	(80)	(80)

Total long-term debt	$505,567	$506,141

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of March 31, 2005 and December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $37.8 million and $38.4 million in letter of credit obligations were outstanding, respectively. Availability under the facility at March 31, 2005 was limited to $37.2 million after taking into consideration outstanding letter of credit obligations.

Effective March 1, 2005 the Company amended its senior credit facility to increase the aggregate amount of permitted asset sales from $5.0 million to $15.0 million, to reduce the unused facility fee from 0.50% to 0.375%, and to reduce the applicable interest margins above the Base Rate and LIBOR Rate for borrowings and outstanding letters of credit under the facility. The interest margin for Base Rate borrowings was reduced from 0.50% to a range from (0.25%) to 0.25%, and the margin for LIBOR Rate borrowings and outstanding letters of credit was reduced from 2.50% to a range from 1.50% to 2.00%, with the applicable margin to be set based on the Company’s levels of available cash. At March 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR Rate borrowings was 1.50%.

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

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries. The Company purchased $20.0 million of the 9 7/8% senior subordinated notes during 2004, and the Company’s board of directors has authorized purchases of up to an additional $10.0 million of the 9 7/8% senior subordinated notes as market conditions warrant; however, purchases of senior notes or senior subordinated notes may be limited by the terms of the Company’s senior credit facility.

Interest Rate Swap Agreements

From time to time, the Company has entered into interest rate swap agreements related to its senior notes and its senior subordinated notes. The payment and expiration date for these interest rate swaps correspond to the terms of the note obligations they cover. These interest rate swap agreements effectively convert an amount of the Company’s fixed debt into variable rate obligations. Typically, the variable amounts are based upon a three-month or six-month LIBOR plus a fixed margin. When the Company has unwound these agreements and recognized a gain, the amount is classified as a component of debt and is accreted to interest expense over the remaining life of the notes.

In March 2004, the Company unwound a $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received approximately $380 thousand from the bank counter party. The $380 thousand gain was classified as a component of debt, and is being accreted over the remaining life of the notes and will partially offset the increase in debt.

In March 2005, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of the Company’s fixed rate 7 3/8 % senior notes into variable rate obligations. The variable rate is based on three-month LIBOR plus a fixed margin. As of March 31, 2005, the estimated liability of the swap is $73 thousand dollars and has been classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

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

Note 6. Segment Information

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Sales (external customers):
Paperboard	$68,990	$70,506
Recovered fiber	21,170	17,353
Tube, core, and composite container	99,786	94,223
Carton and custom packaging	79,578	75,013

Total	$269,524	$257,095

Sales (intersegment):
Paperboard	$46,309	$44,112
Recovered fiber	16,996	14,445
Tube, core, and composite container	1,119	2,153
Carton and custom packaging	1,421	391

Total	$65,845	$61,101

Income (loss) from operations:
Paperboard (A)	$6,250	$4,043
Recovered fiber	835	777
Tube, core, and composite container (B)	537	3,279
Carton and custom packaging (C)	1,500	(4,536)

	9,122	3,563
Corporate expense (D)	(6,509)	(5,658)

Income (loss) from operations	2,613	(2,095)
Interest expense	(10,677)	(10,704)
Interest income	509	187
Equity in income of unconsolidated affiliates	8,356	2,682
Other, net	91	(31)

Income (loss) before income taxes and minority interest	$892	$(9,961)

(A)	First quarter 2005 and 2004 results include credits to operations of $37 thousand and charges to operations of $1.3 million, respectively, for restructuring and impairment costs related to closing and consolidating operations within the paperboard segment.

(B)	First quarter 2005 and 2004 results include charges to operations of $124 thousand and $60 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment within the tube, core and composite segment.

(C)	First quarter 2005 and 2004 results include charges to operations of $469 thousand and $977 thousand, respectively, for restructuring and impairment costs related to closing and consolidating operations within the carton and custom packaging segment.

(D)	First quarter 2005 and 2004 results include charges to operations of $42 thousand and $800 thousand, respectively, related to centralizing the accounting and finance operations.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2004 and did not result in an impairment charge. There were no changes in goodwill during the three months ended March 31, 2005.

Intangible Assets

As of March 31, 2005 and December 31, 2004, respectively, the Company had an intangible asset of $7.1 million, net of $1.5 million of accumulated amortization, and $7.2 million, net of $1.4 million of accumulated amortization which is classified with other assets. Amortization expense for the three months ended March 31, 2005 and 2004 was $142 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2006	$568
2007	568
2008	568
2009	568
2010	568

Five year total	$2,840

Note 8. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in industry demand and excess capacity. In response to these issues the Company has closed and consolidated seven facilities within its paperboard segment and four facilities within its carton and custom packaging segment. These initiatives are designed to enhance the Company’s competitiveness through reduced costs, reduction of geographic overlap, duplicative capabilities, and differentiated quality products and services to the Company’s customers.

In addition to the Company’s restructuring initiatives for its operations, the Company implemented a plan to centralize its accounting and finance operations to its headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and mitigate the cost of complying with the Sarbanes-Oxley Act.

At December 31, 2004, a $3.7 million accrual remained for severance and other termination benefits, and a $2.8 million accrual remained for other exit costs related to restructuring activities. During the first quarter of 2005, the Company incurred a $183 thousand loss disposal of fixed assets and other exit costs of $420 thousand. The Company paid $791 thousand in severance and other termination benefits and paid $887 thousand for other exit costs in the first quarter of 2005, leaving an accrual of $5.2 million at March 31, 2005. As of March 31, 2005 these plans are substantially complete and will be finalized upon the sale of real estate associated with the closed facilities.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2004 to March 31, 2005 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2004		$3,716	$2,750	$6,466
First quarter 2005 costs	$183	—	420	420	$603

Expenditures		(791)	(887)	(1,678)

Liability balance, March 31, 2005		$2,925	$2,283	$5,208

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated during 2003 and 2004 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of December 31, 2004 (1)	Costs for the Three months Ended March 31, 2005 (2)	Estimated Costs to Complete Initiatives as of March 31, 2005	Total Estimated Costs of Initiatives as of March 31, 2005
Paperboard	$15,103	$—	$—	$15,103
Recovered fiber	1,023	$—	$—	1,023
Carton and custom packaging	12,349	410	290	13,049
Tube, core and composite container	528	(4)	60	584
Corporate	1,945	43	—	1,988

Total	$30,948	$449	$350	$31,747

(1)	Of the total $30.9 million in cumulative restructuring costs, $22.6 million were non-cash charges.

(2)	The total costs incurred during the three months ended March 31, 2005, $449 thousand, does not agree with the table above, $603 thousand, since some of the costs are related to plans initiated prior to January 1, 2003.

9. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, no contributions will be required for the year ended December 31, 2005.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP is unfunded at March 31, 2005.

Pension expense for the Pension Plan and the SERP includes the following components for the three months ended March 31, 2005 and 2004 (in thousands):

	March 31,
	2005	2004
Service cost of benefits earned	$808	$1,512
Interest cost on projected benefit obligation	1,552	1,493
Estimated return on plan assets	(1,475)	(1,674)
Net amortization and deferral	975	849

Net pension expense	$1,860	$2,180

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months ended March 31, 2005 and 2004 included the following components (in thousands):

	March 31,
	2005	2004
Service cost of benefits earned	$8	$5
Interest cost on accumulated postretirement benefit obligation	78	83
Amortization	17	70

Net periodic postretirement benefit cost	$103	$158

Note 10. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$454	$(6,773)

Weighted average number of common shares outstanding-basic	28,761	28,391
Common share equivalents	166	—

Weighted average number of common shares outstanding-diluted	28,927	28,391

Income (loss) per share-basic	$0.02	$(0.24)

Income (loss) per share-diluted	$0.02	$(0.24)

The impact of the dilutive effect of the stock options has been included in the three months ended March 31, 2005; however as the three months ended since March 31, 2004 was a net loss, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares for this period. The number of antidilutive options not included in the computation of diluted weighted average shares for the three months ended March 31, 2005 and 2004 were 1,089,338 and 1,789,033, respectively.

Note 11. Equity Interests in Unconsolidated Affiliates

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland, Inc., which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company, Standard’s summarized balance sheet and income statement are presented below (in thousands):

	March 31, 2005 *	December 31, 2004 *
Current assets	$34,342	$27,995
Noncurrent assets	61,933	61,968
Current liabilities	10,936	11,631
Current debt	56,200	56,200
Long-term debt	—	—
Long-term liabilities	—	—
Net assets	29,139	22,132

	Three Months Ended March 31,
	2005	2004
Sales	$45,162	$33,001
Gross profit	15,684	8,152
Income from operations	13,768	7,168
Net income	13,006	6,930

*	The actual dates of Standard’s financial statements are April 2, 2005 and January 1, 2005 for the periods ending March 31, 2005 and December 31, 2004, respectively.

The Company received $3.0 million in cash distributions from Standard in the first quarter 2005, and $2.5 million in the first quarter of 2004. The Company’s equity interest in the earnings of Standard for the three months ended March 31, 2005 and March 31, 2004, were approximately $6.5 million and $3.5 million in earnings, respectively.

The Company owns 50% of Premier Boxboard Limited (“PBL”). PBL is a joint venture with Temple-Inland, Inc., which owns the remaining 50% interest, and is accounted for under the equity method. PBL produces lightweight gypsum facing paper along, with containerboard grades, and is managed by the Company. Because of the significance of PBL’s operating results to the Company, PBL’s summarized balance sheets and income statements are presented below (in thousands):

	March 31, 2005	December 31, 2004
Current assets	$24,561	$20,845
Noncurrent assets	138,818	140,434
Current liabilities	14,024	13,676
Long-term liabilities	711	698
Long-term debt	50,000	50,000
Net assets	98,644	96,905

	Three Months Ended March 31,
	2005	2004
Sales	$29,446	$22,168
Gross profit	7,791	1,630
Income (loss) from operations	4,764	(586)
Net income (loss)	3,739	(1,676)

The Company received $1.0 million in cash distributions from PBL in the first quarter 2005, and no distributions in the first quarter of 2004. The Company’s equity interest in the earnings or loss from PBL for the three months ended March 31, 2005 and March 31, 2004, were approximately $1.9 million in earnings and an $838 thousand loss, respectively.

As of December 31, 2004, PBL was the borrower under a credit facility with an aggregate outstanding principal amount of $632 thousand, consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $632 thousand letter of credit balance, which will remain outstanding until June 20, 2005. The Company is severally obligated for 50% of Premier Boxboard’s obligations with respect to this letter of credit, or $316 thousand.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,639	$150	$707	$—	$86,496
Intercompany funding	(63,502)	77,210	(13,708)	—	—
Receivables, net of allowances	—	107,469	5,549	—	113,018
Intercompany accounts receivable	—	195	308	(503)	—
Inventories	—	86,492	3,512	—	90,004
Refundable income taxes	361	—	—	—	361
Current deferred tax asset	10,662	—	—	—	10,662
Other current assets	6,847	4,215	1,711	—	12,773

Total current assets	40,007	275,731	(1,921)	(503)	313,314

PROPERTY, PLANT, AND EQUIPMENT	15,940	748,044	25,904	—	789,888
Less accumulated depreciation	(9,588)	(379,967)	(13,033)	—	(402,588)

Property, plant, and equipment, net	6,352	368,077	12,871	—	387,300

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,864	131,670	—	(704,534)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	64,072	—	—	—	64,072

OTHER ASSETS	16,215	8,296	116	—	24,627

	$699,510	$963,402	$14,568	$(705,037)	$972,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$—	$—	$—	$80
Accounts payable	20,468	62,002	4,258	—	86,728
Intercompany accounts payable	—	308	195	(503)	—
Accrued interest	19,993	134	—	—	20,127
Accrued compensation	657	7,534	177	—	8,368
Capital lease obligations	524	—	—	—	524
Other accrued liabilities	6,329	27,450	1,044	—	34,823

Total current liabilities	48,051	97,428	5,674	(503)	150,650

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	497,367	8,200	—	—	505,567

LONG-TERM CAPITAL LEASE OBLIGATIONS	883	—	—	—	883

DEFERRED INCOME TAXES	43,748	12,240	1,478	—	57,466

PENSION LIABILITY	34,772	—	—	—	34,772

OTHER LIABILITIES	1,117	3,501	—	713	5,331

SHAREHOLDERS’ EQUITY:
Common stock	2,762	772	523	(1,181)	2,876
Additional paid-in capital	196,981	671,229	9,167	(685,548)	191,829
Unearned compensation	(4,075)	—	—	—	(4,075)
Retained (deficit) earnings	(99,475)	170,032	(3,033)	(18,518)	49,006
Accumulated other comprehensive (loss) income	(22,621)	—	759	—	(21,862)

Total Shareholders’ Equity	73,572	842,033	7,416	(705,247)	217,774

	$699,510	$963,402	$14,568	$(705,037)	$972,443

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,998	$125	$633	$—	$89,756
Intercompany funding	(65,837)	79,577	(13,740)	—	—
Receivables, net of allowances	—	96,933	5,711	—	102,644
Intercompany accounts receivable	—	175	272	(447)	—
Inventories	—	84,808	4,236	—	89,044
Refundable income taxes	409	—	—	—	409
Current deferred tax asset	11,035	—	—	—	11,035
Other current assets	4,502	5,094	1,463	—	11,059

Total current assets	39,107	266,712	(1,425)	(447)	303,947

PROPERTY, PLANT, AND EQUIPMENT	14,169	743,218	25,857	—	783,244
Less accumulated depreciation	(9,140)	(373,279)	(12,691)	—	(395,110)

Property, plant, and equipment, net	5,029	369,939	13,166	—	388,134

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,669	—	(704,534)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	59,676	—	—	—	59,676

OTHER ASSETS	16,138	8,564	116	—	24,818

	$692,815	$956,512	$15,359	$(704,981)	$959,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$—	$—	$—	$80
Accounts payable	20,352	59,880	4,658	—	84,890
Intercompany accounts payable	—	272	175	(447)	—
Accrued interest	8,743	67	—	—	8,810
Accrued compensation	2,002	9,583	157	—	11,742
Capital lease obligation	79	—	—	—	79
Other accrued liabilities	4,030	29,970	880	—	34,880

Total current liabilities	35,286	99,772	5,870	(447)	140,481

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	497,941	8,200	—	—	506,141

DEFERRED INCOME TAXES	43,599	12,240	1,481	—	57,320

PENSION LIABILITY	32,897	—	—	—	32,897

OTHER LIABILITIES	1,080	3,846	—	688	5,614

SHAREHOLDERS’ EQUITY:
Common stock	2,761	772	523	(1,181)	2,875
Additional paid-in capital	197,055	671,229	9,167	(685,548)	191,903
Unearned compensation	(4,334)	—	—	—	(4,334)
Retained (deficit) earnings	(90,849)	160,453	(2,559)	(18,493)	48,552
Accumulated other comprehensive (loss) income	(22,621)	—	877	—	(21,744)

Total Shareholders’ Equity	82,012	832,454	8,008	(705,222)	217,252

	$692,815	$956,512	$15,359	$(704,981)	$959,705

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$333,968	$10,744	$(75,188)	$269,524
COST OF SALES	—	294,830	10,255	(75,188)	229,897

Gross profit	—	39,138	489	—	39,627
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,445	28,985	981	—	36,411
RESTRUCTURING AND IMPAIRMENT COSTS	(42)	(561)	—	—	(603)

(Loss) income from operations	(6,487)	9,592	(492)	—	2,613
OTHER (EXPENSE) INCOME:
Interest expense	(10,590)	(87)	—	—	(10,677)
Interest income	508	1	—	—	509
Equity in income of unconsolidated affiliates	8,356	—	—	—	8,356
Other, net	—	73	18	—	91

	(1,726)	(13)	18	—	(1,721)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(8,213)	9,579	(474)	—	892
PROVISION FOR INCOME TAXES	(413)	—	—	—	(413)
MINORITY INTEREST IN INCOME	—	—	—	(25)	(25)

NET (LOSS) INCOME	$(8,626)	$9,579	$(474)	$(25)	$454

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$313,790	$9,568	$(66,263)	$257,095
COST OF SALES	—	278,397	8,435	(66,263)	220,569

Gross profit	—	35,393	1,133	—	36,526
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,915	29,314	1,220	—	35,449
RESTRUCTURING AND IMPAIRMENT COSTS	(800)	(2,364)	(8)	—	(3,172)

(Loss) income from operations	(5,715)	3,715	(95)	—	(2,095)
OTHER (EXPENSE) INCOME:
Interest expense	(10,623)	(81)	(101)	101	(10,704)
Interest income	288	—	—	(101)	187
Equity in income of unconsolidated affiliates	2,682	—	—	—	2,682
Other, net	(47)	51	(35)	—	(31)

	(7,700)	(30)	(136)	—	(7,866)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(13,415)	3,685	(231)	—	(9,961)
BENEFIT FOR INCOME TAXES	3,352	—	—	—	3,352
MINORITY INTEREST IN INCOME	—	—	—	(164)	(164)

NET (LOSS) INCOME	$(10,063)	$3,685	$(231)	$(164)	$(6,773)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,957)	$3,364	$200	$—	$607

Investing activities:
Purchases of property, plant and equipment	(322)	(4,034)	(126)	—	(4,482)
Proceeds from disposal of property, plant and equipment	—	695	—	—	695
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash used in investing activities	(362)	(3,339)	(126)	—	(3,827)

Financing activities:
Repayments of short and long-term debt	—	—	—	—	—
Payments for capital lease obligations	(136)	—	—	—	(136)
Proceeds from swap agreement unwind	—	—	—	—	—
Issuances of stock, net of forfeitures	96	—	—	—	96

Net cash used in financing activities	(40)	—	—	—	(40)

Net (decrease) increase in cash and cash equivalents	(3,359)	25	74	—	(3,260)
Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$85,639	$150	$707	$—	$86,496

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,243)	$2,920	$(175)	$—	$502

Investing activities:
Purchases of property, plant and equipment	(113)	(4,105)	(161)	—	(4,379)
Acquisitions of businesses, net of cash acquired	(150)	—	—	—	(150)
Proceeds from disposal of property, plant and equipment	—	1,351	—	—	1,351

Net cash used in investing activities	(263)	(2,754)	(161)	—	(3,178)

Financing activities:
Repayments of short and long-term debt	(3,500)	(9)	—	—	(3,509)
Payments for capital lease obligations	(27)	—	—	—	(27)
Proceeds from swap agreement unwind	380	—	—	—	380
Issuances of stock, net of forfeitures	1,658	—	—	—	1,658

Net cash used in financing activities	(1,489)	(9)	—	—	(1,498)

Net increase (decrease) in cash and cash equivalents	(3,995)	157	(336)	—	(4,174)

Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$80,308	$157	$912	$—	$81,377

Note 13. Commitments and Contingencies

As previously reported, by letter dated February 15, 2005, the Company’s Sprague facility received a proposed consent order from the Connecticut Department of Environmental Protection alleging the facility had exceeded the visible emissions standards in the second and third quarters of 2004 and the sulfur dioxide emissions standard for the first quarter of 2003. The consent order proposes a civil penalty of approximately $182 thousand and corrective actions that would require additional expenditures by the Company of a currently undetermined amount. The Company has implemented operational changes that management believes will ensure compliance with these visible emissions and sulfur dioxide standards going forward. The Company is currently actively negotiating this matter with the Connecticut Department of Environmental Protection.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 44% in the first three months of 2005. The remaining 56% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures, Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last three years, the pace of our acquisition activity, and correspondingly, our revenue growth, have slowed as we have focused on conserving cash and maximizing the productivity of our existing facilities.

We are a holding company that operates our business through 24 subsidiaries as of March 31, 2005. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off—Balance Sheet Arrangements – Joint Venture Financings” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 – 5 years depending on such factors as gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume and revenue in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. While we believe that future operating results may improve, and improvements have been realized in 2004 and the first quarter of 2005, we cannot ascertain either the timing or extent of any such improvement, in light of its dependence on these demand drivers and other factors, such as changes in key operating costs like fiber and energy.

A key operating indicator of our business is paperboard mill operating rates. Mill operating rates are calculated as the ratio of production compared with capacity assuming a normalized mill schedule of 355 days per year. As paperboard mill operating rates increase, cost per ton of paperboard generally decreases. As these tons are sold, profitability increases since fixed production costs are absorbed by more tons produced. Additionally, higher operating rates generally provide enhanced opportunity to recover material, energy and labor increases through improved pricing. This positively affects paperboard and converted products’ income from operations and cash flow. Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 – 2002 due primarily to a recessionary general economy, the continued

migration of U.S. manufacturing offshore to lower labor cost environments and product substitution such as the replacement of carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect our income from operations and cash flow. We further expect these trends to be somewhat offset by the improving domestic economy and our own paperboard mill capacity reductions. Recent industry improvement in operating rates has been driven by paperboard mill closures, as over 1.7 million tons of capacity, or approximately 20% of the recycled paperboard mill total capacity, has been closed from 2001 through 2004. We have closed or idled approximately 323 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand. The chart below shows a ten year history of operating rates for both Caraustar and the industry, as well as rates for the first quarter of 2005:

MILL OPERATING RATES

(1)	For the three months ended March 31, 2005

Industry	source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and March 31, 2005, restructuring charges have totaled $57.7 million, of which approximately $34.4 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. We expect that restructuring charges will continue to decline and we believe that future earnings and cash flows will be favorably impacted by our efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased $26 per ton, or 33%, from 1999 to 2000, and decreased $39 per ton, or 38%, from 2000 to 2001 and then increased again $20 per ton, or 31%, from 2001 to 2002. Recovered fiber cost per ton averaged $107 during 2004 and $111 during the first three months of 2005.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. During the first three months of 2005, energy costs were $65 per ton compared with $59 per ton in the first three months of 2004, a 10.2% increase. The increase was due primarily to an increase in natural gas costs. Oil prices also affect our raw material costs because we use petroleum-based coatings, chemicals and resins in some of our products. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. As the volatility of energy prices has increased we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the three-month period ended March 31, 2005.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average net selling price and average cost per ton, is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. Also, note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Three Months Ended March 31,		Change	% Change
	2005	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	244.1	245.9	(1.8)	(0.7)%
Purchases from external sources	31.5	32.4	(0.9)	(2.8)%

Total paperboard tonnage	275.6	278.3	(2.7)	(1.0)%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	60.9	60.4	0.5	0.8%
Purchases from external sources	9.9	10.7	(0.8)	(7.5)%

Tube, core and composite container converted products	70.8	71.1	(0.3)	(0.4)%
Unconverted paperboard shipped to external customers	12.9	13.4	(0.5)	(3.7)%

Tube, core and composite container volume	83.7	84.5	(0.8)	(1.0)%
Folding carton volume
Paperboard (internal)	24.8	24.7	0.1	0.4%
Purchases from external sources	19.6	19.4	0.2	1.0%

Folding carton converted products	44.4	44.1	0.3	0.7%
Unconverted paperboard shipped to external customers	61.0	61.6	(0.6)	(1.0)%

Folding carton volume	105.4	105.7	(0.3)	(0.3)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	18.3	25.7	(7.4)	(28.8)%
Other specialty products volume
Paperboard (internal)	22.5	19.8	2.7	13.6%
Purchases from external sources	2.0	2.3	(0.3)	(13.0)%

Other specialty converted products	24.5	22.1	2.4	10.9%
Unconverted paperboard shipped to external customers	43.7	40.3	3.4	8.4%

Other specialty products volume	68.2	62.4	5.8	9.3%

Total paperboard tonnage	275.6	278.3	(2.7)	(1.0)%

Selling price and cost data ($/ton):
Paperboard mills:
Average net selling price	$446	$417	29	7.0%
Average recovered fiber cost	111	100	11	11.0%
Tube and core facilities:
Average net selling price	$877	$828	49	5.9%
Average paperboard cost	515	465	50	10.8%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Three Months Ended March 31,		Change	% Change
	2005	2004
Paperboard
Unconverted paperboard shipped to external customers	135.9	141.0	(5.1)	(3.6)%
Paperboard shipped internally to converters in the paperboard segment	15.7	12.2	3.5	28.7%
Paperboard purchased externally by converters in the paperboard segment	0.1	0.0	0.1	0.0%

Total volume	151.7	153.2	(1.5)	(1.0)%
Tube, core and composite container
Paperboard (internal)	67.6	68.0	(0.4)	(0.6)%
Purchases from external sources	11.9	13.0	(1.1)	(8.5)%

Total volume converted	79.5	81.0	(1.5)	(1.9)%
Carton and custom packaging
Paperboard (internal)	24.8	24.7	0.1	0.4%
Purchases from external sources	19.6	19.4	0.2	1.0%

Total volume converted	44.4	44.1	0.3	0.7%

Total paperboard tonnage	275.6	278.3	(2.7)	(1.0)%

Paper Tonnage. Total paperboard tonnage for the first three months of 2005, decreased 1.0% to 275.6 thousand tons from 278.3 thousand tons for the same period in 2004. Tons sold from paperboard production decreased 0.7% to 244.1 thousand tons for the first quarter of 2005, compared to the same period in 2004. Total tonnage converted increased 1.8% for the first quarter 2005.

Total paperboard tonnage decreased due to a decline in sales of unconverted paperboard to the gypsum wallboard facing paper end-use market.

This decrease was partially offset by:

•	An increase in unconverted paperboard to external customers in the other specialty end-use market.

•	An increase in internal conversion by our other specialty converting operations.

Sales. Our consolidated sales for the three months ended March 31, 2005 increased 4.8% to $269.5 million from $257.1 million in the same period of 2004. The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2005	2004
Paperboard	$68,990	$70,506	$(1,516)	(2.2)%
Recovered fiber	21,170	17,353	3,817	22.0%
Tube, core and composite container	99,786	94,223	5,563	5.9%
Carton and custom packaging	79,578	75,013	4,565	6.1%

Total	$269,524	$257,095	$12,429	4.8%

Paperboard Segment

Sales for the paperboard segment decreased due to the following factors:

•	Lower volume to external customers accounted for approximately $2.1 million of the decrease.

•	Lower volume in the paperboard segment’s converting operations, combined with the June 2004 divesture of the chemical sales operation, accounted for approximately $4.4 million of the decrease.

These factors were partially offset by higher selling prices for unconverted paperboard which accounted for an estimated $4.0 million of the increase in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume and selling prices and the addition of a new greenfield brokerage facility in the second quarter of 2004.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to the following factors:

•	Higher selling prices for the tube and core operations accounted for approximately $3.8 million of the increase.

•	Higher volume in the composite container operations accounted for approximately $1.9 million of the increase.

These factors were partially offset by a decline in volume in the partition and plastics operations, which accounted for an approximate $1.0 million decrease in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher contract packaging volume accounted for approximately $2.2 million of the increase.

•	Higher carton volume and selling prices accounted for approximately $1.0 million of the increase.

•	Higher corrugated pricing and volume at our single corrugated production facility accounted for approximately $1.3 million of the increase.

Gross Profit Margin. Gross profit margin for the first quarter of 2005 increased to 14.7% of sales from 14.2% in 2004. This margin increase was due primarily to the following:

•	An increase in paperboard mill selling prices, partially offset by an increase in recovered fiber costs, accounted for an estimated $4.4 million increase in gross profit.

•	Higher selling prices in the carton and custom packaging segment partially offset by higher paperboard costs accounted for an estimated $1.0 million of the increase in gross profit.

•	A $2.1 million reserve for inventory related to the potential bankruptcy of a specific customer recorded in the first quarter of 2004.

These factors were partially offset by the following:

•	Higher energy costs in the paperboard segment of approximately $1.6 million.

•	The tube, core and composite container and recovered fiber segments generated approximately the same gross profit, selling price less paper costs, on $9.4 million higher sales during the first quarter of 2005 compared to 2004, resulting in a lower gross margin in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.4 million in the first quarter of 2005, an increase of 2.7% from the first quarter of 2004. The increase in selling, general an administrative expense is primarily due to higher employee and administrative costs related to two initiatives; centralization of our accounting and finance operations to achieve compliance with the Sarbanes-Oxley requirements and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

This factor was partially offset by:

•	A $1.3 million reserve for accounts receivable related to the potential bankruptcy of a specific customer recorded in the first quarter of 2004.

•	Severance costs of $600 thousand were recorded in the first quarter of 2004.

Restructuring and Impairment Costs.

During the first quarter of 2005, we incurred a $183 thousand charge for impairment of assets and $420 thousand for other exit costs. We paid $791 thousand in severance and other termination benefits and paid $887 thousand for other exit costs in the first quarter of 2005, leaving an accrual of $5.2 million at March 31, 2005.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (loss) from operations. Income from operations for the first quarter of 2005 was $2.6 million, an improvement of $4.7 million over the operating loss of $2.1 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2005	2004
Paperboard	$6,250	$4,043	$2,207	54.6%
Recovered fiber	835	777	58	7.5%
Tube, core and composite container	537	3,279	(2,742)	(83.6)%
Carton and custom packaging	1,500	(4,536)	6,036	N/A
Corporate expense	(6,509)	(5,658)	(851)	15.0%

Total	$2,613	$(2,095)	$4,708	N/A

Paperboard Segment

The increase in income from operations was a result of the following:

•	Higher selling prices for unconverted paperboard accounted for approximately $4.0 million of the increase.

•	A decrease in restructuring costs of $1.4 million.

These factors were partially offset by:

•	Higher energy costs of approximately $1.6 million.

•	Higher coating and sheeting costs of approximately $1.1 million.

•	Higher administrative and employee costs of approximately $500 thousand related to the centralization of our accounting and finance operations to achieve compliance with Sarbanes-Oxley requirements and additional back office functions.

Recovered Fiber Segment

The increase in income from operations was a result of lower accounts receivable reserve expense, partially offset by higher administrative and employee costs associated with centralization of our accounting and other back office operations to achieve compliance with Sarbanes-Oxley requirements.

Tube, Core and Composite Container Segment

The decrease in income from operations is the result of the following:

•	Higher tube and core manufacturing costs of approximately $1.7 million.

•	Higher administrative and employee costs of approximately $425 thousand related to the centralization of our accounting and finance operations to achieve compliance with Sarbanes-Oxley requirements and additional back office functions.

•	Higher resin costs of approximately $500 thousand primarily due to the increase in energy costs.

Carton and Custom Packaging Segment

The increase in income from operations was a result of the following:

•	Higher selling price and volume accounted for approximately $4.6 million of the increase.

•	A $3.4 million reserve for inventory and accounts receivable related to the potential bankruptcy of a specific customer recorded in the first quarter of 2004. In addition, $700 thousand of the related reserves were reversed in the first quarter of 2005.

•	A decrease in restructuring costs of $500 thousand.

•	Severance costs of $600 thousand were recorded in the first quarter of 2004.

These factors were partially offset by the following:

•	Higher paperboard costs of approximately $3.5 million.

•	Higher administrative and employee costs of approximately $640 thousand related to the centralization of our accounting and finance operations to achieve compliance with Sarbanes-Oxley requirements and additional back office functions.

Other Income (Expense). Interest expense for the three months ended March 31, 2005 and 2004 was approximately $10.7 million. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $8.4 million in the first quarter of 2005, an improvement of $5.7 million over equity in income from unconsolidated affiliates of $2.7 million in the first quarter of 2004. This increase was primarily due to a significant improvement in operating results for Standard Gypsum and Premier Boxboard Limited. These improved results were due primarily to an increase in selling prices and volume for both joint ventures, which were driven by the strong housing markets.

(Provision) Benefit for income taxes. The effective rate of income tax expense for the three months ended March 31, 2005 was 46.3%, compared to an effective rate of income tax benefit of 33.7% for the three months ended March 31, 2004. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments.

Net Income (Loss). Due to the factors discussed above, net income for the first quarter of 2005 was $454 thousand, or $0.02 net income per common share, compared to net loss of $6.8 million, or $0.24 net loss per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2004 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1. In the first quarter of 2005, we generated $607 thousand in cash from operations. We believe that our cash on hand at March 31, 2005 of $86.5 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ended December 31, 2005 and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	a contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002;

•	increased market acceptance of alternative products, such as flexible packaging and plastics, that have replaced or can replace certain of our packaging products;

•	continued export of domestic industrial manufacturing operations; and

•	significant unforeseen adverse conditions in our industry or the markets we serve.

The occurrence, continuation or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain additional funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Our ability to secure additional funds could also be materially adversely affected by our substantial indebtedness. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2004.

The availability of liquidity from our existing borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during the first quarter of 2005. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2005.

Borrowings. At March 31, 2005 and December 31, 2004, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	March 31, 2005	December 31, 2004
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	265,000	265,000
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	9,735	9,735
Mark-to-market value of interest swap agreements	(73)	—
Net premiums (1)	12,235	12,736

Total debt	$505,647	$506,221

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of March 31, 2005 and December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $37.8 million and $38.4 million in letter of credit obligations were outstanding, respectively. Availability under the facility at March 31, 2005 was limited to $37.2 million after taking into consideration outstanding letter of credit obligations.

Effective March 1, 2005 we amended our senior credit facility to increase the aggregate amount of permitted asset sales from $5.0 million to $15.0 million, to reduce the unused facility fee from 0.50% to 0.375%, and to reduce the applicable interest margins above the Base Rate and LIBOR Rate for borrowings and outstanding letters of credit under the facility. The interest margin for Base Rate borrowings was reduced from 0.50% to a range from (0.25%) to 0.25%, and the margin for LIBOR Rate borrowings and outstanding letters of credit was reduced from 2.50% to a range from 1.50% to 2.00%, with the applicable margin to be set based on our levels of available cash. At March 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR Rate borrowings was 1.50%.

Interest Rate Swap Agreements. From time to time, we have entered into interest rate swap agreements related to our senior notes and senior subordinated notes. The payment and expiration date for these interest rate swaps correspond to the terms of the note obligations they cover. These interest rate swap agreements effectively convert an amount of our fixed debt into variable rate obligations. Typically, the variable amounts are based upon a three-month or six-month LIBOR plus a fixed margin. When we have unwound these agreements and recognized a gain, the amount is classified as a component of debt and is accreted to interest expense over the remaining life of the notes and partially offsets an increase in interest expense.

In March 2004, we unwound a $50.0 million interest rate swap agreement related to our 9 7/8% senior subordinated notes and received approximately $380 thousand from the bank counter-party. The $380 thousand gain, classified as a component of debt, is being accreted over the remaining life of the notes and will partially offset the increase in debt.

In March 2005, we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, which has payment and expiration dates that correspond to the terms of the note obligations it covers, effectively converted $50.0 million of our fixed rate 7 3/8 % senior notes into variable rate obligations. The variable rate is based on three-month LIBOR plus a fixed margin. The estimated liability of the swap is $73 thousand dollars and has been classified as a component of other long-term liabilities, with a corresponding adjustment to long-term debt in the accompanying balance sheet.

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

Since December 31, 2004, there has been no material change in our obligations with respect to the letter of credit obligations of these joint ventures, or in the additional contingencies related to buy-sell agreements for our interests in the joint ventures. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Cash from Operations. Cash generated from operations was $607 thousand for the three-month period ended March 31, 2005, compared with $502 thousand for the same period of 2004. The increase in 2005 compared to the same period in 2004 was due primarily to improved operating results, partially offset by a reduction in working capital.

Capital Expenditures. Capital expenditures were $4.5 million for the first quarter of 2005 versus $4.4 million in the first quarter of 2004. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2005. To conserve cash, we intend to limit capital expenditures for 2005 to cost reduction, productivity improvement and replacement projects.

Dividends. In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow improve. Our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

Inflation

Raw material and energy cost changes have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

New Accounting Pronouncements

On April 14, 2005, the Securities Exchange Commission announced that the required effective date for adopting SFAS No. 123 (R), “Share-Based Payment” has been deferred to fiscal years beginning after June 15, 2005 instead of an effective date beginning July 1, 2005. The Company will be required to adopt this statement January 1, 2006.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant developments with respect to our contractual obligations since December 31, 2004 other than the addition of capital lease obligations in the approximate amount of $1.5 million in the first quarter of 2005. The expected lease payments in 2006 and 2007 are approximately $538 thousand and $538 thousand, respectively.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, operating results or financial condition. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to service our substantial indebtedness unforeseen difficulties with the integration of our accounting and control operations, IT systems or legal function. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

Risk Factors

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant developments with respect to our risk factors since December 31, 2004.

PART I

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant developments with respect to our exposure to interest rate market risks other than the interest rate swap executed in March 2005. See Note 5 to the condensed consolidated financial statements for additional information about our interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There was no material change to our internal control over financial reporting during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, by letter dated February 15, 2005, the Company’s Sprague facility received a proposed consent order from the Connecticut Department of Environmental Protection alleging the facility had exceeded the visible emissions standards in the second and third quarters of 2004 and the sulfur dioxide emissions standard for the first quarter of 2003. The consent order proposes a civil penalty of approximately $182 thousand and corrective actions that would require additional expenditures by the Company of a currently undetermined amount. The Company has implemented operational changes that management believes will ensure compliance with these visible emissions and sulfur dioxide standards going forward. The Company is currently actively negotiating this matter with the Connecticut Department of Environmental Protection.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no transactions to report for the three months ended March 31, 2005.

Dividends. In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow improve. Our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

ITEM 6.	EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

Date: May 6, 2005

EXHIBIT INDEX

Exhibit No.		Description

3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01†	—	Fifth Amendment to Credit Agreement, dated as of March 29, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith