Form 10-Q
period 2005-06-30
CARAUSTAR INDUSTRIES INC
filed 2005-08-05
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 0-20646

Caraustar Industries, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	58-1388387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5000 Austell Powder Springs Road, Suite 300, Austell, Georgia	30106
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, July 31, 2005.

Common Stock, $.10 par value	28,780,564
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,738	$89,756
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,880 and $4,418 as of June 30, 2005 and December 31, 2004, respectively	113,939	102,644
Inventories	89,636	89,044
Refundable income taxes	331	409
Current deferred tax asset	9,762	11,035
Other current assets	13,797	11,059

Total current assets	314,203	303,947

PROPERTY, PLANT AND EQUIPMENT:
Land	11,818	11,856
Buildings and improvements	139,435	138,872
Machinery and equipment	627,948	616,791
Furniture and fixtures	16,552	15,725

	795,753	783,244
Less accumulated depreciation	(409,093)	(395,110)

Property, plant and equipment, net	386,660	388,134

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	61,131	59,676
OTHER ASSETS	23,564	24,818

	$968,688	$959,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$80
Accounts payable	87,624	84,890
Accrued interest	8,767	8,810
Accrued compensation	10,775	11,742
Capital lease obligations	522	79
Pension liability	13,392	—
Other accrued liabilities	35,544	34,880

Total current liabilities	156,704	140,481

SENIOR CREDIT FACILITY	—	—
LONG-TERM DEBT, less current maturities	503,362	506,141
LONG-TERM CAPITAL LEASE OBLIGATIONS	855	—
DEFERRED INCOME TAXES	59,944	57,320
PENSION LIABILITY	24,444	32,897
OTHER LIABILITIES	5,296	5,614
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,774,223 and 28,753,390 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,877	2,875
Additional paid-in capital	191,915	191,903
Unearned compensation	(3,872)	(4,334)
Retained earnings	49,120	48,552
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(22,621)	(22,621)
Foreign currency translation	664	877

Total accumulated other comprehensive loss	(21,957)	(21,744)

Total Shareholders’ Equity	218,083	217,252

	$968,688	$959,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
SALES	$269,312	$268,471	$538,836	$525,566
COST OF SALES	229,784	225,012	459,681	445,581

Gross profit	39,528	43,459	79,155	79,985
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,453	33,818	71,864	69,267
RESTRUCTURING AND IMPAIRMENT COSTS	305	2,361	908	5,533

Income from operations	3,770	7,280	6,383	5,185
OTHER (EXPENSE) INCOME:
Interest expense	(10,425)	(10,557)	(21,102)	(21,261)
Interest income	554	160	1,063	347
Equity in income of unconsolidated affiliates	9,560	6,382	17,916	9,064
Other, net	255	(288)	346	(319)

	(56)	(4,303)	(1,777)	(12,169)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	3,714	2,977	4,606	(6,984)
(PROVISION) BENEFIT FOR INCOME TAXES	(3,519)	(1,285)	(3,932)	2,067
MINORITY INTEREST IN (INCOME) LOSSES	(81)	51	(106)	(113)

NET INCOME (LOSS)	$114	$1,743	$568	$(5,030)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(95)	(282)	(213)	(301)

COMPREHENSIVE INCOME (LOSS)	$19	$1,461	$355	$(5,331)

BASIC
NET INCOME (LOSS) PER COMMON SHARE	$0.00	$0.06	$0.02	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,765	28,450	28,763	28,421

DILUTED
NET INCOME (LOSS) PER COMMON SHARE	$0.00	$0.06	$0.02	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,857	28,492	28,892	28,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$568	$(5,030)
Depreciation and amortization	14,127	14,265
Stock-based compensation expense	458	—
Gain on repurchase of debt	(121)	—
Restructuring and impairment costs	249	2,013
Deferred income taxes	3,765	(3,266)
Equity in income of unconsolidated affiliates, net of distributions	(1,416)	(4,064)
Changes in operating assets and liabilities	(8,539)	(4,869)

Net cash provided by (used in) operating activities	9,091	(951)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,551)	(8,892)
Proceeds from disposal of property, plant and equipment	1,105	2,011
Investment in unconsolidated affiliates	(40)	(150)

Net cash used in investing activities	(10,486)	(7,031)

FINANCING ACTIVITIES:
Repayments of long-term debt	(2,413)	(3,517)
Payments for capital lease obligations	(234)	(65)
Proceeds from swap agreement unwind	826	380
Issuances of stock, net of forfeitures	198	1,886

Net cash used in financing activities	(1,623)	(1,316)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,018)	(9,298)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,756	85,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,738	$76,253

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$23,075	$22,154

Income tax payments, net of refunds	$274	$1,136

Property acquired under capital leases	$1,532	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and 2004, respectively. The results of operations for the three months and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and 2004 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2005.

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

Note 2. New Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission announced that the required effective date for adopting Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” has been deferred to fiscal years beginning after June 15, 2005 instead of an effective date beginning July 1, 2005. The Company will be required to adopt this statement January 1, 2006.

Note 3. Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure” which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values of the options granted during 2004 were estimated as of the grant dates using a Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.88% — 4.31%
Expected dividend yield	0%
Expected option lives	8-10 years
Expected volatility	40%

The total fair value of the options granted during the year ended December 31, 2004 was computed to be approximately $2.3 million. No options were granted during the six-month period ended June 30, 2005. One thousand options with an approximate value of $4 thousand were granted during the six-month period ended June 30, 2004. If the Company had accounted for these plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$114	$1,743	$568	$(5,030)
Incremental stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(255)	(137)	(614)	(837)

Pro forma net (loss) income	$(141)	$1,606	$(46)	$(5,867)

Diluted income (loss) per common share:
As reported	$0.00	$0.06	$0.02	$(0.18)
Pro forma	0.00	0.06	0.00	(0.21)

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

Inventories at June 30, 2005 and December 31, 2004, were as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$40,220	$40,094
Finished goods and work in process	49,416	48,950

Total inventory	$89,636	$89,044

Note 5. Senior Credit Facility and Long-Term Debt

At June 30, 2005 and December 31, 2004, total long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Senior credit facility	$—	$—
9 7/8 % senior subordinated notes	262,500	265,000
7 3/8 % senior notes	189,750	189,750
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,735	9,735
Net premiums (1)	12,457	12,736

Total debt	503,442	506,221
Less current maturities	(80)	(80)

Total long-term debt	$503,362	$506,141

(1)	These amounts consist of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of June 30, 2005 and December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $37.9 million and $38.4 million in letter of credit obligations were outstanding, respectively. Availability under the facility at June 30, 2005 was limited to $37.1 million after taking into consideration outstanding letter of credit obligations.

Effective March 1, 2005 the Company amended its senior credit facility to increase the aggregate amount of permitted asset sales from $5.0 million to $15.0 million, to reduce the unused facility fee from 0.50% to 0.375%, and to reduce the applicable interest margins above the Base Rate and LIBOR Rate for borrowings and outstanding letters of credit under the facility. The interest margin for Base Rate borrowings was reduced from 0.50% to a range from (0.25%) to 0.25%, and the margin for LIBOR Rate borrowings and outstanding letters of credit was reduced from 2.50% to a range from 1.50% to 2.00%, with the applicable margin to be set based on the Company’s levels of available cash. At June 30, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR Rate borrowings was 1.50%.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% senior notes are unsecured obligations of the Company. During the year ended December 31, 2004, the Company purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.2%. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries. The Company purchased $20.0 million of the 9 7/8% senior subordinated notes during the year ended December 31, 2004. During May 2005, the Company purchased $2.5 million of the 9 7/8% senior subordinated notes in the open market. The Company’s board of directors has authorized purchases of up to an additional $10.0 million of the 9 7/8% senior subordinated notes as market conditions warrant; however, purchases of senior notes or senior subordinated notes may be limited by the terms of the Company’s senior credit facility.

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

In April 2004, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on six-month LIBOR plus a fixed margin.

In March 2005, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement effectively converted $50.0 million of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on three-month LIBOR plus a fixed margin.

In June 2005, the Company unwound the March 2005 $50.0 million interest rate swap agreement related to the 7 3/8% senior notes and received approximately $826 thousand from the bank counter party. The $826 thousand gain was classified as a component of debt, and is being accreted over the remaining life of the notes and will partially offset the increase in interest expense.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales (external customers):
Paperboard	$68,703	$72,609	$137,693	$143,115
Recovered fiber	20,424	20,838	41,594	38,191
Tube, core, and composite container	100,971	99,139	200,757	193,362
Carton and custom packaging	79,214	75,885	158,792	150,898

Total	$269,312	$268,471	$538,836	$525,566

Sales (intersegment):
Paperboard	$46,090	$46,284	$96,997	$90,396
Recovered fiber	20,611	13,896	37,607	28,341
Tube, core, and composite container	1,507	236	2,626	2,389
Carton and custom packaging	320	145	529	536

Total	$68,528	$60,561	$137,759	$121,662

Income (loss) from operations:
Paperboard (A)	$5,666	$6,651	$11,916	$10,694
Recovered fiber (B)	(67)	579	768	1,356
Tube, core, and composite container (C)	2,739	4,547	3,276	7,826
Carton and custom packaging (D)	1,903	473	3,403	(4,063)

	10,241	12,250	19,363	15,813
Corporate expense (E)	(6,471)	(4,970)	(12,980)	(10,628)

Income from operations	3,770	7,280	6,383	5,185
Interest expense	(10,425)	(10,557)	(21,102)	(21,261)
Interest income	554	160	1,063	347
Equity in income of unconsolidated affiliates	9,560	6,382	17,916	9,064
Other, net	255	(288)	346	(319)

Income (loss) before income taxes and minority interest	$3,714	$2,977	$4,606	$(6,984)

(A)	Results for the three-month periods ended June 30, 2005 and 2004 include charges to operations of $69 thousand and $612 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2005 and 2004 include charges to operations of $32 thousand and $1.9 million respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the paperboard segment.
(B)	Results for the three-month periods ended June 30, 2005 and 2004 include credits to operations of $69 thousand and charges to operations of $26 thousand respectively, for restructuring and impairment costs. Results for the six-month periods ended

June 30, 2005 and 2004 include credits to operations of $64 thousand and charges to operations of $31 thousand respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the recovered fiber segment.

(C)	Results for the three-month periods ended June 30, 2005 and 2004 include credits to operations of $19 thousand and charges to operations of $162 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2005 and 2004 include charges to operations of $105 and $222 thousand respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment within the tube, core and composite segment.
(D)	Results for the three-month periods ended June 30, 2005 and 2004 include charges to operations of $337 thousand and $771 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2005 and 2004 include charges to operations of $806 and $1.7 million respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the carton and custom packaging segment.
(E)	Results for the three-month periods ended June 30, 2005 and 2004 include credits to operations of $13 thousand and charges to operations of $790 thousand, respectively, for centralizing the accounting and finance operations. Results for the six-month periods ended June 30, 2005 and 2004 include charges to operations of $29 thousand and $1.6 million respectively, for centralizing the accounting and finance operations.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2004 and did not result in an impairment charge. There were no changes in goodwill during the six months ended June 30, 2005.

Intangible Assets

As of June 30, 2005 and December 31, 2004, respectively, the Company had an intangible asset of $7.0 million, net of $1.6 million of accumulated amortization, and $7.2 million, net of $1.4 million of accumulated amortization which is classified with other assets. Amortization expense was $284 thousand for each six month period ended June 30, 2005 and 2004. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

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

In June 2005, the Company announced the permanent closure of it’s Palmer carton plant located in Thorndike, Massachusetts. In the second quarter of 2005 the Company recorded a charge of approximately $200 thousand for severance and other benefits in connection with this closure. The Company expects to incur an additional $328 thousand of severance and other benefit expense and $408 thousand in other exit costs related to the closure of this facility. The Palmer carton plant ceased operations in mid July in order to facilitate customer transition to the Company’s other carton operations.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2004 to June 30, 2005 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2004		$3,716	$2,750	$6,466

First quarter 2005 costs	$183	—	420	420	$603

Expenditures		(791)	(887)	(1,678)

Liability balance, March 31, 2005		$2,925	$2,283	$5,208

Second quarter 2005 costs	$66	90	149	239	$305

Expenditures		(351)	(470)	(821)

Liability balance, June 30, 2005		$2,664	$1,962	$4,626

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of December 31, 2004 (1)	Costs for the Six months Ended June 30, 2005 (2)	Estimated Costs to Complete Initiatives as of June 30, 2005	Total Estimated Costs of Initiatives as of June 30, 2005
Paperboard	$15,103	$—	$—	$15,103
Recovered fiber	1,023	(59)	—	964
Carton and custom packaging	12,349	732	1,090	14,171
Tube, core and composite container	528	(38)	110	600
Corporate	1,945	29	—	1,974

Total	$30,948	$664	$1,200	$32,812

(1)	Of the total $30.9 million in cumulative restructuring costs, $22.6 million were non-cash charges.
(2)	The total costs incurred during the six months ended June 30, 2005, $664 thousand, does not agree with the six month total of $908 thousand from table above, since some of the costs are related to plans initiated prior to January 1, 2003 and are not subject to the disclosure requirements of SFAS No. 146.

9. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds, mutual funds, a portfolio of hedge funds and a derivative fund. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, we plan to make a $13.4 million contribution in September 2005.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP is unfunded at June 30, 2005.

Pension expense for the Pension Plan and the SERP includes the following components for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost of benefits earned	$863	$1,483	$1,725	$2,966
Interest cost on projected benefit obligation	2,035	1,509	4,070	3,017
Estimated return on plan assets	(1,740)	(1,595)	(3,480)	(3,190)
Net amortization and deferral	1,667	881	3,335	1,762

Net pension expense	$2,825	$2,278	$5,650	$4,555

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and six months ended June 30, 2005 and 2004 included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost of benefits earned	$8	$5	$15	$9
Interest cost on accumulated postretirement benefit obligation	78	83	157	166
Amortization	17	70	33	141

Net postretirement benefit cost	$103	$158	$205	$316

Note 10. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$114	$1,743	$568	$(5,030)

Weighted average number of common shares outstanding - basic	28,765	28,450	28,763	28,421
Common share equivalents	92	42	129	—

Weighted average number of common shares outstanding - diluted	28,857	28,492	28,892	28,421

Income (loss) per share - basic	$0.00	$0.06	$0.02	$(0.18)

Income (loss) per share - diluted	$0.00	$0.06	$0.02	$(0.18)

The impact of the dilutive effect of the stock options has been included in the three months ended June 30, 2005 and June 30, 2004 and the six months ended June 30, 2005; however, since the six months ended June 30, 2004 was a net loss, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares for this period. The number of antidilutive options not included in the computation of diluted weighted average shares for the six months ended June 30, 2005 and 2004 were 1,092,743 and 1,006,597, respectively.

Note 11. Equity Interests in Unconsolidated Affiliates

The Company owns 50% of Standard Gypsum, L.P. (“Standard”). Standard is a joint venture, accounted for under the equity method, that operates two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas and the other is in Cumberland City, Tennessee. The joint venture is managed by Temple-Inland, Inc., which is the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company, Standard’s summarized balance sheets and income statements are presented below (in thousands):

	June 30, 2005 *	December 31, 2004 *
Current assets	$34,222	$27,995
Noncurrent assets	61,669	61,968
Current liabilities	12,763	11,631
Current debt	56,200	56,200
Net assets	26,928	22,132

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$50,303	$44,432	$95,465	$77,434
Gross profit	17,078	13,044	32,763	21,196
Income from operations	16,345	11,836	30,113	19,004
Net income	$14,790	$11,112	$27,796	$18,042

*	The actual dates of Standard’s financial statements are July 2, 2005 and January 1, 2005 for the periods ending June 30, 2005 and December 31, 2004, respectively.

The Company received $11.5 million and $5.0 million in cash distributions from Standard during the six months ended June 30, 2005 and 2004, respectively. The Company’s equity interest in the earnings of Standard for the three months ended June 30, 2005 and June 30, 2004, were approximately $7.4 million and $5.6 million in earnings, respectively. The Company’s equity interest in the earnings of Standard for the six months ended June 30, 2005 and June 30, 2004, were approximately $13.9 million and $9.0 million, respectively.

The Company owns 50% of Premier Boxboard Limited (“PBL”). PBL is a joint venture with Temple-Inland, Inc., which owns the remaining 50% interest, and is accounted for under the equity method. PBL produces lightweight gypsum facing paper, along with containerboard grades, and is managed by the Company. Because of the significance of PBL’s operating results to the Company, PBL’s summarized balance sheets and income statements are presented below (in thousands):

	June 30, 2005	December 31, 2004
Current assets	$20,797	$20,845
Noncurrent assets	138,222	140,434
Current liabilities	13,739	13,676
Long-term liabilities	295	698
Long-term debt	50,000	50,000
Net assets	94,985	96,905

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$32,893	$27,290	$62,339	$49,459
Gross profit	7,350	4,619	15,141	5,967
Income from operations	5,354	2,615	10,119	2,029
Net income (loss)	$4,341	$1,529	$8,079	$(148)

The Company received $5.0 million in cash distributions from PBL for the six months ended June 30, 2005, and no distributions for the six months ended June 30, 2004. The Company’s equity interest in the earnings from PBL for the three months ended June 30, 2005 and June 30, 2004, were approximately $2.2 million in earnings and $764 thousand, respectively. The Company’s equity interest in the earnings or loss from PBL for the six months ended June 30, 2005 and June 30, 2004, were approximately $4.0 million in earnings and $25 thousand, respectively.

As of December 31, 2004, PBL was the borrower under a credit facility with an aggregate outstanding principal amount of $632 thousand, consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $632 thousand letter of credit balance, which expired on June 20, 2005 and was not renewed. Premier Boxboard placed $614 thousand of available cash into a trust account to replace the expired letter of credit.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,325	$156	$1,257	$—	$86,738
Intercompany funding	(82,093)	96,133	(14,040)	—	—
Receivables, net of allowances	—	108,394	5,545	—	113,939
Intercompany accounts receivable	—	246	255	(501)	—
Inventories	—	85,915	3,721	—	89,636
Refundable income taxes	331	—	—	—	331
Current deferred tax asset	9,762	—	—	—	9,762
Other current assets	7,251	4,402	2,144	—	13,797

Total current assets	20,576	295,246	(1,118)	(501)	314,203

PROPERTY, PLANT, AND EQUIPMENT	18,160	751,666	25,927	—	795,753
Less accumulated depreciation	(10,049)	(385,666)	(13,378)	—	(409,093)

Property, plant, and equipment, net	8,111	366,000	12,549	—	386,660

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,669	—	(704,534)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	61,131	—	—	—	61,131

OTHER ASSETS	15,387	8,059	118	—	23,564

	$678,070	$980,602	$15,051	$(705,035)	$968,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$—	$—	$—	$80
Accounts payable	20,382	62,791	4,451	—	87,624
Intercompany accounts payable	—	255	246	(501)	—
Accrued interest	8,633	134	—	—	8,767
Accrued compensation	1,180	9,437	158	—	10,775
Capital lease obligations	504	18	—	—	522
Pension liability	13,392	—	—	—	13,392
Other accrued liabilities	2,484	31,495	1,565	—	35,544

Total current liabilities	46,655	104,130	6,420	(501)	156,704

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT, less current maturities	495,162	8,200	—	—	503,362

LONG-TERM CAPITAL LEASE OBLIGATIONS	809	46	—	—	855

DEFERRED INCOME TAXES	46,238	12,240	1,466	—	59,944

PENSION LIABILITY	24,444	—	—	—	24,444

OTHER LIABILITIES	1,009	3,493	—	794	5,296

SHAREHOLDERS’ EQUITY:
Common stock	2,763	772	523	(1,181)	2,877
Additional paid-in capital	197,067	671,229	9,167	(685,548)	191,915
Unearned compensation	(3,872)	—	—	—	(3,872)
Retained (deficit) earnings	(109,584)	180,492	(3,189)	(18,599)	49,120
Accumulated other comprehensive (loss) income	(22,621)	—	664	—	(21,957)

Total Shareholders’ Equity	63,753	852,493	7,165	(705,328)	218,083

	$678,070	$980,602	$15,051	$(705,035)	$968,688

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$330,733	$11,453	$(72,874)	$269,312
COST OF SALES	—	291,956	10,702	(72,874)	229,784

Gross profit	—	38,777	751	—	39,528
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,505	28,014	934	—	35,453
RESTRUCTURING AND IMPAIRMENT COSTS	(13)	318	—	—	305

(Loss) income from operations	(6,492)	10,445	(183)	—	3,770
OTHER (EXPENSE) INCOME:
Interest expense	(10,333)	(91)	(1)	—	(10,425)
Interest income	554	—	—	—	554
Equity in income of unconsolidated affiliates	9,560	—	—	—	9,560
Other, net	121	106	28	—	255

	(98)	15	27	—	(56)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(6,590)	10,460	(156)	—	3,714
PROVISION FOR INCOME TAXES	(3,519)	—	—	—	(3,519)
MINORITY INTEREST IN INCOME	—	—	—	(81)	(81)

NET (LOSS) INCOME	$(10,109)	$10,460	$(156)	$(81)	$114

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$327,364	$9,889	$(68,782)	$268,471
COST OF SALES	—	285,164	8,630	(68,782)	225,012

Gross profit	—	42,200	1,259	—	43,459
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,119	28,087	1,612	—	33,818
RESTRUCTURING AND IMPAIRMENT COSTS	791	1,578	(8)	—	2,361

(Loss) income from operations	(4,910)	12,535	(345)	—	7,280
OTHER (EXPENSE) INCOME:
Interest expense	(10,476)	(79)	(101)	99	(10,557)
Interest income	259	—	—	(99)	160
Equity in income of unconsolidated affiliates	6,382	—	—	—	6,382
Other, net	(349)	117	(56)	—	(288)

	(4,184)	38	(157)	—	(4,303)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(9,094)	12,573	(502)	—	2,977
PROVISION FOR INCOME TAXES	(1,285)	—	—	—	(1,285)
MINORITY INTEREST IN LOSSES	—	—	—	51	51

NET (LOSS) INCOME	$(10,379)	$12,573	$(502)	$51	$1,743

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$664,701	$22,197	$(148,062)	$538,836
COST OF SALES	—	586,786	20,957	(148,062)	459,681

Gross profit	—	77,915	1,240	—	79,155
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,950	56,999	1,915	—	71,864
RESTRUCTURING AND IMPAIRMENT COSTS	29	879	—	—	908

(Loss) income from operations	(12,979)	20,037	(675)	—	6,383
OTHER (EXPENSE) INCOME:
Interest expense	(20,923)	(178)	(1)	—	(21,102)
Interest income	1,062	1	—	—	1,063
Equity in income of unconsolidated affiliates	17,916	—	—	—	17,916
Other, net	121	179	46	—	346

	(1,824)	2	45	—	(1,777)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(14,803)	20,039	(630)	—	4,606
PROVISION FOR INCOME TAXES	(3,932)	—	—	—	(3,932)
MINORITY INTEREST IN INCOME	—	—	—	(106)	(106)

NET (LOSS) INCOME	$(18,735)	$20,039	$(630)	$(106)	$568

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$641,154	$19,457	$(135,045)	$525,566
COST OF SALES	—	563,561	17,065	(135,045)	445,581

Gross profit	—	77,593	2,392	—	79,985
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,034	57,401	2,832	—	69,267
RESTRUCTURING AND IMPAIRMENT COSTS	1,591	3,942	—	—	5,533

(Loss) income from operations	(10,625)	16,250	(440)	—	5,185
OTHER (EXPENSE) INCOME:
Interest expense	(21,099)	(160)	(202)	200	(21,261)
Interest income	547	—	—	(200)	347
Equity in income of unconsolidated affiliates	9,064	—	—	—	9,064
Other, net	(396)	168	(91)	—	(319)

	(11,884)	8	(293)	—	(12,169)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(22,509)	16,258	(733)	—	(6,984)
BENEFIT FOR INCOME TAXES	2,067	—	—	—	2,067
MINORITY INTEREST IN INCOME	—	—	—	(113)	(113)

NET (LOSS) INCOME	$(20,442)	$16,258	$(733)	$(113)	$(5,030)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$593	$7,673	$825	$—	$9,091

Investing activities:
Purchases of property, plant and equipment	(2,607)	(8,743)	(201)	—	(11,551)
Proceeds from disposal of property, plant and equipment	—	1,105	—	—	1,105
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash used in investing activities	(2,647)	(7,638)	(201)	—	(10,486)

Financing activities:
Repayments of short and long-term debt	(2,413)	—	—	—	(2,413)
Payments for capital lease obligations	(230)	(4)	—	—	(234)
Proceeds from swap agreement unwind	826	—	—	—	826
Issuances of stock, net of forfeitures	198	—	—	—	198

Net cash used in financing activities	(1,619)	(4)	—	—	(1,623)

Net (decrease) increase in cash and cash equivalents	(3,673)	31	624	—	(3,018)
Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$85,325	$156	$1,257	$—	$86,738

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,486)	$5,948	$(413)	$—	$(951)

Investing activities:
Purchases of property, plant and equipment	(625)	(7,768)	(499)	—	(8,892)
Proceeds from disposal of property, plant and equipment	—	1,962	49	—	2,011
Investment in unconsolidated affiliates	(150)	—	—	—	(150)

Net cash used in investing activities	(775)	(5,806)	(450)	—	(7,031)

Financing activities:
Repayments of short and long-term debt	(3,500)	(17)	—	—	(3,517)
Payments for capital lease obligations	(65)	—	—	—	(65)
Proceeds from swap agreement unwind	380	—	—	—	380
Issuances of stock, net of forfeitures	1,886	—	—	—	1,886

Net cash used in financing activities	(1,299)	(17)	—	—	(1,316)

Net (decrease) increase in cash and cash equivalents	(8,560)	125	(863)	—	(9,298)

Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$75,743	$125	$385	$—	$76,253

Note 13. Commitments and Contingencies

The Company previously reported that its Sprague facility received a proposed consent order from the Connecticut Department of Environmental Protection (“CTDEP”) alleging the facility had exceeded the visible emissions standards in the second and third quarters of 2004 and the sulfur dioxide emissions standard for the first quarter of 2003. The Company resolved this matter with the CTDEP during the second quarter of 2005. The Sprague facility accepted a civil penalty, including corrective action and fines totaling approximately $182 thousand. In response to this matter, the Company previously implemented, and continues to monitor, operational changes that management believes will enable the Company to comply prospectively with these visible emissions and sulfur dioxide standards.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 44% in the first six months of 2005. The remaining 56% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures, Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

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

We are a holding company that operates our business through 25 subsidiaries as of June 30, 2005. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off - Balance Sheet Arrangements – Joint Venture Financings” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 – 5 years depending on such factors as gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume and revenue in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. While we believe that future operating results may improve, and improvements have been realized in 2004 and to a lesser extent for the six months ended June 30, 2005, we cannot ascertain either the timing or extent of any such improvement, in light of its dependence on these demand drivers and other factors, such as changes in key operating costs like fiber and energy.

A key operating indicator of our business is paperboard mill operating rates. Mill operating rates are calculated as the ratio of production compared with capacity assuming a normalized mill schedule of 355 days per year. As paperboard mill operating rates increase, cost per ton of paperboard generally decreases. As these tons are sold, profitability increases, since fixed production costs are absorbed by more tons produced. Additionally, higher operating rates generally provide enhanced opportunity to recover material, energy and labor increases through improved pricing. This positively affects paperboard and converted products’ income from operations and cash flow. Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 – 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to lower labor cost environments and product substitution, such as the replacement of carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect our income from operations and cash flow. We further expect these trends to be somewhat offset by the improving domestic economy and our own paperboard mill capacity reductions. Recent industry improvement in operating rates has been driven by paperboard mill closures, as over 1.7 million tons of capacity, or approximately 20% of the recycled paperboard mill total capacity, has been closed from 2001 through 2004. We have closed or idled approximately 323 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand. The chart below shows a ten year history of operating rates for both Caraustar and the industry, as well as rates for the six months ending June 30, 2005:

MILL OPERATING RATES

(1)	For the six months ended June 30, 2005

Industry source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and June 30, 2005, restructuring charges have totaled $57.9 million, of which approximately $34.4 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in initially increased cash outlays and expenses, such as severance costs. We expect that restructuring charges will continue to decline and we believe that future earnings and cash flows will be favorably affected by our efforts to reconfigure our business to increase efficiency and better match supply with customer demand. However, should market conditions deteriorate, additional restructuring charges are possible.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased $26 per ton, or 33%, from 1999 to 2000, decreased $39 per ton, or 38%, from 2000 to 2001 and then increased again $20 per ton, or 31%, from 2001 to 2002. Recovered fiber cost per ton averaged $107 during 2004 and $109 during the first six months of 2005.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. During the first six months of 2005, energy costs were $65 per ton compared with $56 per ton in the first six months of 2004, a 16.1% increase. The increase was due primarily to an increase in natural gas costs. Oil prices also affect our raw material costs because we use petroleum-based coatings, chemicals and resins in some of our products. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. As the volatility of energy prices has increased, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the six-month period ended June 30, 2005.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

The following table shows paperboard shipment volume, average selling price per ton, average recovered fiber cost per ton for the paperboard mills, and average paperboard cost per ton for the tube and core operations for the periods indicated. The average selling price and average cost per ton, are presented below because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can affect these segments. Also, note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Three Months Ended June 30,		Change	% Change
	2005	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	240.0	248.3	(8.3)	(3.3)%
Purchases from external sources	30.3	34.9	(4.6)	(13.2)%

Total paperboard tonnage	270.3	283.2	(12.9)	(4.6)%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	60.6	63.1	(2.5)	(4.0)%
Purchases from external sources	11.0	11.2	(0.2)	(1.8)%

Tube, core and composite container converted products	71.6	74.3	(2.7)	(3.6)%
Unconverted paperboard shipped to external customers	12.1	11.5	0.6	5.2%

Tube, core and composite container volume	83.7	85.8	(2.1)	(2.4)%
Folding carton volume
Paperboard (internal)	22.4	24.0	(1.6)	(6.7)%
Purchases from external sources	16.8	20.4	(3.6)	(17.6)%

Folding carton converted products	39.2	44.4	(5.2)	(11.7)%
Unconverted paperboard shipped to external customers	59.9	55.9	4.0	7.2%

Folding carton volume	99.1	100.3	(1.2)	(1.2)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	15.7	26.1	(10.4)	(39.8)%
Other specialty products volume
Paperboard (internal)	23.5	20.8	2.7	13.0%
Purchases from external sources	2.5	3.3	(0.8)	(24.2)%

Other specialty converted products	26.0	24.1	1.9	7.9%
Unconverted paperboard shipped to external customers	45.8	46.9	(1.1)	(2.3)%

Other specialty products volume	71.8	71.0	0.8	1.1%

Total paperboard tonnage	270.3	283.2	(12.9)	(4.6)%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$471	$449	22	4.9%
Average recovered fiber cost	107	111	(4)	(3.6)%
Tube and core facilities:
Average selling price	$947	$891	56	6.3%
Average paperboard cost	491	468	23	4.9%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Three Months Ended June 30,		Change	% Change
	2005	2004
Paperboard
Unconverted paperboard shipped to external customers	133.4	140.4	(7.0)	(5.0)%
Paperboard shipped internally to converters in the paperboard segment	15.8	14.0	1.8	12.9%
Paperboard purchased externally by converters in the paperboard segment	0.2	0.2	0.0	0.0%

Total volume	149.4	154.6	(5.2)	(3.4)%

Tube, core and composite container
Paperboard (internal)	68.4	69.9	(1.5)	(2.1)%
Purchases from external sources	13.3	14.3	(1.0)	(7.0)%

Total volume converted	81.7	84.2	(2.5)	(3.0)%

Carton and custom packaging
Paperboard (internal)	22.4	24.0	(1.6)	(6.7)%
Purchases from external sources	16.8	20.4	(3.6)	(17.6)%

Total volume converted	39.2	44.4	(5.2)	(11.7)%

Total paperboard tonnage	270.3	283.2	(12.9)	(4.6)%

Paperboard Tonnage. Total paperboard tonnage for the three months ended June 30, 2005, decreased 4.6% to 270.3 thousand tons from 283.2 thousand tons for the same period in 2004. Tons sold from paperboard mill production decreased 3.3% to 240.0 thousand tons for the three months ended June 30, 2005, compared to the same period in 2004. Total tonnage converted decreased 4.1% for the three months ended June 30, 2005.

Total paperboard tonnage decreased primarily due to a decrease in gypsum facing paper sales resulting from downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill. The volume lost at Sweetwater mill was assumed by our 50% owned joint venture, PBL, during this time period.

Sales. Our consolidated sales for the three months ended June 30, 2005 increased 0.3% to $269.3 million from $268.5 million in the same period of 2004. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2005	2004
Paperboard	$68,703	$72,609	$(3,906)	(5.4)%
Recovered fiber	20,424	20,838	(414)	(2.0)%
Tube, core and composite container	100,971	99,139	1,832	1.8%
Carton and custom packaging	79,214	75,885	3,329	4.4%

Total	$269,312	$268,471	$841	0.3%

Paperboard Segment

Sales for the paperboard segment decreased due to the following factors:

•	Lower volume accounted for approximately $2.7 million of the decrease, primarily as a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater mill.

•	Lower sales of approximately $4.6 million due to the June 2004 divestiture of the chemical sales operation combined with lower volume in the paperboard segment’s converting operations.

These factors were partially offset by higher selling prices for unconverted paperboard which accounted for an estimated $3.5 million increase in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased primarily due to lower selling prices, which were partially offset by higher volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher selling prices which accounted for an increase of $3.6 million. This increase was partially offset by lower volume, which accounted for an estimated $1.8 million decrease in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to higher selling prices and contract packaging volume which accounted for approximately $3.6 million of the increase.

Gross Profit Margin. Gross profit margin for the three months ended June 30, 2005 decreased to 14.7% of sales from 16.2% in 2004. This margin decrease was due primarily to the following:

•	Lower volume in the paperboard segment, primarily a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill, lowered gross profit by approximately $3.0 million.

•	Higher pension, group health and other employee costs of approximately $2.9 million.

•	Higher energy costs in the paperboard segment of approximately $2.5 million.

•	Higher freight costs of approximately $2.5 million.

•	Higher other manufacturing costs of approximately $2.5 million. These cost increases were primarily driven by the increase in petroleum based products used in the manufacturing process.

These factors were partially offset by the following:

•	An increase in paperboard mill selling prices and a decrease in recovered fiber costs, accounted for an estimated $6.3 million increase in gross profit.

•	Higher selling prices in the carton and custom packaging segment accounted for an estimated $2.3 million increase in gross profit.

•	Higher selling prices, net of higher paperboard costs, in the tube and core segment accounted for an estimated $2.6 million increase in gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.4 million for the three months ended June 30, 2005, an increase of 4.8% for the same period in 2004. The increase in selling, general and administrative expense is primarily due to:

•	Higher employee and administrative costs of approximately $2.0 million related to two initiatives: centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

•	The carton and custom packaging segment recorded a reserve of approximately $1.0 million for costs related to a product recall.

•	Higher pension, group health and other employee costs of approximately $800 thousand.

These factors were partially offset by:

•	Lower selling general and administrative expenses of approximately $1.9 million as a result of restructuring and closed facilities.

•	Lower accounts receivable reserve expense of $1.0 million.

Restructuring and Impairment Costs. In June 2005, we announced the permanent closure of our Palmer carton plant located in Thorndike, Massachusetts. In the second quarter, we recorded a charge of approximately $200 thousand for severance and other benefits in connection with this closure. We expect to incur an additional $328 thousand of severance and other termination benefit costs and an additional $408 thousand in other expense related to the closure of this facility. The Palmer carton plant ceased operations in mid July in order to facilitate customer transition to our other carton operations.

During the second quarter of 2005, we incurred a $66 thousand loss on disposal of fixed assets, $90 thousand in severance and other benefit costs, $149 thousand of other exit costs. We paid $351 thousand in severance and other termination benefits and paid $470 thousand for other exit costs in the second quarter of 2005, leaving an accrual of $4.6 million at June 30, 2005. As of June 30, 2005, these plans are substantially complete and will be finalized upon the sale of real estate associated with the closed facilities.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (loss) from operations. Income from operations for the three months ended June 30, 2005 was $3.8 million, a decrease of $3.5 million over the operating income of $7.3 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2005	2004
Paperboard	$5,666	$6,651	$(985)	(14.8)%
Recovered fiber	(67)	579	(646)	(111.7)%
Tube, core and composite container	2,739	4,547	(1,808)	(39.8)%
Carton and custom packaging	1,903	473	1,430	302.3%
Corporate expense	(6,471)	(4,970)	(1,501)	30.2%

Total	$3,770	$7,280	$(3,510)	(48.2)%

Paperboard Segment

The decrease in income from operations was a result of the following:

•	Lower volume, primarily a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill, lowered gross profit by approximately $3.0 million.

•	Higher energy costs of approximately $2.5 million.

•	Higher pension, group health and other employee costs of approximately $1.5 million

•	Higher freight costs of approximately $1.0 million.

•	Higher other manufacturing costs of approximately $1.0 million.

These factors were partially offset by:

•	An increase in paperboard mill selling prices and a decrease in recovered fiber cost accounted for an estimated $6.3 million increase in income from operations.

•	Lower selling general and administrative expenses of approximately $800 thousand as a result of restructuring and closed facilities.

•	Lower restructuring costs of approximately $550 thousand.

•	Lower accounts receivable reserve expense of approximately $500 thousand.

Recovered Fiber Segment

The decrease in income from operations was a result of higher freight costs of $800 thousand, partially offset by lower accounts receivable reserve expense of $200 thousand.

Tube, Core and Composite Container Segment

The decrease in income from operations was a result of the following:

•	Higher manufacturing costs of approximately $1.4 million.

•	Higher pension, group health and workers compensation insurance expense of approximately $900 thousand.

•	Higher freight costs of approximately $800 thousand.

•	Higher resin and other manufacturing costs in our composite container division of approximately $600 thousand.

•	Higher administrative and employee costs of approximately $360 thousand related to the centralization of our accounting and finance operations and additional back office functions.

These factors were partially offset by higher selling prices, net of higher paperboard costs, which accounted for a $2.6 million increase in income from operations.

Carton and Custom Packaging Segment

The increase in income from operations was a result of the following:

•	Higher selling prices and volume accounted for approximately $2.3 million of the increase.

•	Lower restructuring and closed facility costs of $700 thousand.

•	Reversal of a reserve related to a specific customer that filed Chapter 11 bankruptcy and other miscellaneous expenses accounted for approximately $900 thousand of the increase in income from operations.

These factors were partially offset by the following:

•	Accelerated depreciation and other expenses of approximately $760 thousand as a result of closing down the Palmer carton plant located in Thorndike, Massachusetts.

•	A reserve of approximately $1.0 million for costs related to a product recall.

•	Higher pension, group health and other employee expense of approximately $800 thousand.

Other Income (Expense). Interest expense for the three months ended June 30, 2005 and June 30, 2004 was approximately $10.4 million and $10.6 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $9.6 million for the three months ended June 30, 2005, an improvement of $3.2 million over equity in income from unconsolidated affiliates of $6.4 million for the three months ended June 30, 2004. This increase was due to a significant improvement in operating results for Standard Gypsum and Premier Boxboard Limited. These improved results were due primarily to an increase in selling prices and volume for both joint ventures, which were driven by the strong housing market.

(Provision) Benefit for income taxes. The effective rate of income tax expense for the three months ended June 30, 2005 was 94.7%, compared to an effective rate of 43.2% for the three months ended June 30, 2004. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the three months ended June 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law. On June 30, 2005, significant changes to the tax system of the State of Ohio were signed into law which will eliminate the Ohio franchise tax over the five year period ending December 31, 2010. The valuation allowance was recorded in its entirety at June 30, 2005 since the benefits of the net operating losses are not expected to be realized.

Net Income (Loss). Due to the factors discussed above, net income for the three months ended June 30, 2005 was $114 thousand, or $0.00 net income per common share, compared to net income of $1.7 million, or $0.06 net income per common share, for the same period last year.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,		Change	% Change
	2005	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	484.1	494.2	(10.1)	(2.0)%
Purchases from external sources	61.8	67.3	(5.5)	(8.2)%

Total paperboard tonnage	545.9	561.5	(15.6)	(2.8)%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	121.4	123.5	(2.1)	(1.7)%
Purchases from external sources	21.0	21.9	(0.9)	(4.1)%

Tube, core and composite container converted products	142.4	145.4	(3.0)	(2.1)%
Unconverted paperboard shipped to external customers	25.0	24.9	0.1	0.4%

Tube, core and composite container volume	167.4	170.3	(2.9)	(1.7)%
Folding carton volume
Paperboard (internal)	47.3	48.7	(1.4)	(2.9)%
Purchases from external sources	36.4	39.8	(3.4)	(8.5)%

Folding carton converted products	83.7	88.5	(4.8)	(5.4)%
Unconverted paperboard shipped to external customers	120.8	117.5	3.3	2.8%

Folding carton volume	204.5	206.0	(1.5)	(0.7)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	34.1	51.8	(17.7)	(34.2)%
Other specialty products volume
Paperboard (internal)	46.1	40.6	5.5	13.5%
Purchases from external sources	4.4	5.6	(1.2)	(21.4)%

Other specialty converted products	50.5	46.2	4.3	9.3%
Unconverted paperboard shipped to external customers	89.4	87.2	2.2	2.5%

Other specialty products volume	139.9	133.4	6.5	4.8%

Total paperboard tonnage	545.9	561.5	(15.6)	(2.8)%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$475	$446	$29	6.5%
Average recovered fiber cost	109	105	4	3.8%
Tube and core facilities:
Average selling price	$944	$887	$57	6.4%
Average paperboard cost	502	466	36	7.7%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Six Months Ended June 30,		Change	% Change
	2005	2004
Paperboard segment
Unconverted paperboard shipped to external customers	269.4	281.4	(12.0)	(4.3)%
Paperboard shipped internally to converters in the paperboard segment	31.5	26.2	5.3	20.2%
Paperboard purchased externally by converters in the paperboard segment	0.3	0.2	0.1	50.0%

Total volume	301.2	307.8	(6.6)	(2.1)%

Tube, core and composite container segment
Paperboard (internal)	136.0	137.9	(1.9)	(1.4)%
Purchases from external sources	25.1	27.3	(2.2)	(8.1)%

Total volume converted	161.1	165.2	(4.1)	(2.5)%

Carton and custom packaging segment
Paperboard (internal)	47.2	48.7	(1.5)	(3.1)%
Purchases from external sources	36.4	39.8	(3.4)	(8.5)%

Total volume converted	83.6	88.5	(4.9)	(5.5)%

Total paperboard tonnage	545.9	561.5	(15.6)	(2.8)%

Paperboard Tonnage. Total paperboard tonnage for the six months ended June 30, 2005, decreased 2.8% to 545.9 thousand tons from 561.5 thousand tons for the same period in 2004. Tons sold from paperboard mill production decreased 2.1% for the six months ended June 30, 2005, compared to the same period in 2004. Total tonnage converted decreased 1.3% for the six months ended June 30, 2005.

Total paperboard tonnage decreased due to the following factors:

•	This decrease was primarily due to a decrease in gypsum facing paper sales resulting from downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill. The volume lost at the Sweetwater mill was largely shifted to our 50% owned joint venture, PBL, during this time period.

•	A decrease in internal conversion by our tube, core and composite container and folding carton operations.

These decreases were partially offset by:

•	An increase in internal conversion by our other specialty operations.

•	An increase in sales of unconverted paperboard to the folding carton and other specialty end-use markets.

Sales. Our consolidated sales for the six months ended June 30, 2005, increased 2.5% to $538.8 million from $525.6 million for the same period in 2004. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2005	2004
Paperboard	$137,693	$143,115	$(5,422)	(3.8)%
Recovered fiber	41,594	38,191	3,403	8.9%
Tube, core and composite container	200,757	193,362	7,395	3.8%
Carton and custom packaging	158,792	150,898	7,894	5.2%

Total	$538,836	$525,566	$13,270	2.5%

Paperboard Segment

Sales for the paperboard segment decreased due to the following factors:

•	Lower volume accounted for approximately $5.1 million of the decrease, primarily as a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill.

•	Lower volume in the paperboard segment’s converting operations, combined with the June 2004 divestiture of the chemical sales operation, accounted for approximately $8.3 million of the decrease.

These factors were partially offset by higher selling prices which accounted for an estimated $8.0 million increase in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased due to higher volume primarily attributable to six months of activity in 2005 for a new greenfield brokerage facility that began operations in the second quarter of 2004. These increases were partially offset by a decrease in selling price.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to the following factors:

•	Higher selling prices for tubes and cores, accounted for approximately $7.4 million of the increase.

•	Higher composite container products volume accounted for approximately $1.4 million of the increase.

These increases were partially offset by a decline in sales of plastic cores and paperboard partitions of approximately $1.1 million.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher contract packaging volume accounted for approximately $5.8 million of the increase.

•	Higher carton pricing, partially offset by lower volume accounted for approximately $1.2 million of the increase.

•	Higher corrugated sales accounted for approximately $900 thousand of the increase.

Gross Profit Margin. Gross profit margin for the six months ended June 30, 2005, decreased to 14.7% of sales from 15.2% for the same period in 2004. This margin decrease was due to the following factors:

•	Higher freight costs of approximately $6.0 million.

•	Higher paperboard costs in our carton and custom packaging segment of approximately $5.5 million.

•	Higher energy costs in the paperboard segment of approximately $4.2 million.

•	Higher manufacturing and other costs of approximately $4.2 million

•	Lower volume in the paperboard segment reduced gross profit by approximately $3.5 million primarily as a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paper mill.

•	Higher pension, group health and other employee costs of approximately $2.5 million.

•	Higher resin and other manufacturing costs in our composite container operations of approximately $1.3 million.

•	Accelerated depreciation and other expenses of approximately $760 thousand as a result of closing the Palmer carton plant located in Thorndike, Massachusetts.

These factors were partially offset by:

•	An increase in paperboard mill selling prices and a decrease in recovered fiber costs accounted for an estimated $12.6 million increase in gross profit.

•	Higher selling prices in the carton and custom packaging segment accounted for an estimated $8.6 million increase in gross profit.

•	Higher selling prices, net of higher paperboard costs, in the tube and core segment accounted for an estimated $3.3 million increase in gross profit.

•	In 2004, we recorded a $2.1 million inventory reserve for a specific carton customer that filed Chapter 11 bankruptcy, We reversed $1.1 million of this reserve during the first six months of 2005 resulting in a $3.2 million year over year increase in gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $71.8 million for the six months ended June 30, 2005, an increase of 3.7% from the same period in 2004. Selling, general and administrative expenses increased due to the following factors:

•	Higher employee and administrative costs of approximately $5.6 million related to two initiatives: centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

•	The carton and custom packaging segment recorded a reserve of approximately $1.0 million for costs related to a product recall.

These factors were partially offset by:

•	Lower selling general and administrative expenses of approximately $2.7 million as a result of restructured and closed facilities.

•	Lower accounts receivable reserve expense of $2.0 million.

Restructuring and Impairment Costs. In June 2005, we announced the permanent closure of our Palmer carton plant located in Thorndike, Massachusetts. In the second quarter we recorded a charge of approximately $200 thousand for severance and other benefits in connection with this closure. We expect to incur an additional $328 thousand of severance and other termination benefit costs and an additional $408 thousand in other expense related to the closure of this facility. The Palmer carton plant ceased operations in mid July in order to facilitate customer transition to our other carton operations.

During the six months ended June 30, 2005, we incurred a $249 thousand charge for impairment of assets, $90 thousand for severance and other termination benefits and $569 thousand for other exit costs. In the six months ended June 30, 2005 we paid $1.1 million in severance and other termination benefits and paid $1.4 million for other exit costs.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Income from operations for the six months ended June 30, 2005 was $6.4 million, an increase of $1.2 million compared with operating income of $5.2 million for the same period in 2004. The following table presents income (loss) from operations by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2005	2004
Paperboard	$11,916	$10,694	$1,222	11.4%
Recovered fiber	768	1,356	(588)	(43.4)%
Tube, core and composite container	3,276	7,826	(4,550)	(58.1)%
Carton and custom packaging	3,403	(4,063)	7,466	(183.8)%
Corporate expense	(12,980)	(10,628)	(2,352)	22.1%

Total	$6,383	$5,185	$1,198	23.1%

Paperboard Segment

Income from operations increased due to the following factors:

The increase in income from operations was a result of the following:

•	An increase in paperboard mill selling prices and a decrease in recovered fiber costs accounted for an estimated $12.6 million increase.

•	Lower restructuring costs and savings from closed facilities of approximately $2.7 million.

These factors were partially offset by:

•	Higher energy costs of approximately $4.2 million.

•	Lower volume in the paperboard segment reduced operating income by approximately $3.5 million primarily as a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill.

•	Higher freight costs of approximately $2.7 million.

•	Higher pension, group health and other employee costs of approximately $1.6 million.

•	Higher other manufacturing costs of approximately $1.1 million.

•	Higher employee and administrative costs of approximately $1.1 million related to two initiatives; centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

Recovered Fiber Segment

Income from operations decreased due to the following factors:

•	Higher freight costs of approximately $1.7 million.

•	Higher general operating costs of approximately $800 thousand.

•	Higher employee and administrative costs of approximately $300 thousand related to two initiatives: centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

These factors were partially offset by

•	Higher sales volume, partially offset by a decrease in selling price and higher paper costs resulted in an approximate $1.7 million increase in income from operations.

•	Lower accounts receivable reserve expense of approximately $600 thousand.

Tube, Core and Composite Container Segment

Income from operations decreased due to the following factors:

•	Higher tube and core manufacturing costs of approximately $3.1 million.

•	Higher freight costs of approximately $1.6 million.

•	Higher resin and other manufacturing costs in our composite container division of approximately $1.3 million.

•	Higher pension, group health and other employee costs of approximately $900 thousand.

•	Higher administrative and employee costs of approximately $650 thousand related to the centralization of our accounting and finance operations and additional back office functions.

These factors were partially offset by higher selling prices, net of higher paperboard costs, which accounted for an approximate $3.3 million increase in income from operations.

Carton and Custom Packaging Segment

The increase in income from operations was a result of the following:

•	Higher selling price and contract packaging volume accounted for approximately $8.6 million of the increase.

•	In 2004, we recorded a $2.1 million inventory reserve for a specific carton customer that filed Chapter 11 bankruptcy. We reversed $1.1 million of this reserve during the first six months of 2005 resulting in a $3.2 million year over year increase in income from operations.

•	Lower restructuring costs and savings related to closed facilities costs of approximately $1.8 million.

•	Reversal of a specific reserve related to the potential bankruptcy of a specific customer and other miscellaneous expenses accounted for approximately $1.2 million.

These factors were partially offset by the following:

•	Higher paperboard costs of approximately $5.5 million.

•	Higher employee and administrative costs of approximately $800 thousand related to two initiatives; centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

•	Accelerated depreciation and other expenses of approximately $760 thousand as a result of closing the Palmer carton plant located in Thorndike, Massachusetts.

•	The carton and custom packaging segment recorded a reserve of approximately $1.0 million for costs related to a product recall.

Other Income (Expense). Interest expense for the six months ended June 30, 2005 and 2004 was approximately $21.1 million and $21.2 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $17.9 million for the six months ended June 30, 2005, an improvement of $8.8 million over equity in income from unconsolidated affiliates of $9.1 million for the same period in 2004. This increase was primarily due to a $4.9 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with

Temple-Inland. The improved results were due primarily to an increase in selling prices and volume driven by the strong housing and remodeling markets. Premier Boxboard’s results improved $4.1 million for the six month period ended June 30, 2005 compared to 2004, primarily due to higher volume and selling prices.

Benefit for Income Taxes. The effective rate of income tax expense for the six months ended June 30, 2005 was 85.3%, compared to an effective rate of income tax benefit 29.6% for the six months ended June 30, 2004. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the six months ended June 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law. On June 30, 2005, significant changes to the tax system of the State of Ohio were signed into law which will eliminate the Ohio franchise tax over the five year period ending December 31, 2010. The valuation allowance was recorded in its entirety at June 30, 2005 since the benefits of the net operating losses are not expected to be realized.

Net Income (loss). Due to the factors discussed above, net income for the six months ended June 30, 2005 was $568 thousand, or $0.02 net income per common share, compared to a net loss of $5.0 million, or $0.18 net loss per common share, for the same period in 2004.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2004 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1. For the six-month period ended June 30, 2005, we generated $9.1 million in cash from operating activities compared with a use of cash of $951 thousand during the same period in 2004. We believe that our cash on hand at June 30, 2005 of $86.7 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ended December 31, 2005 and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	a contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002;

•	increased market acceptance of alternative products, such as flexible packaging and plastics, that have replaced or can replace certain of our packaging products;

•	continued export of domestic industrial manufacturing operations; and

•	continued increase in fuel costs

•	significant unforeseen adverse conditions in our industry or the markets we serve.

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

The availability of liquidity from our senior credit facility is primarily affected by our continued compliance with the terms of the senior credit facility agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during the six months ended June 30, 2005. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2005.

Borrowings. At June 30, 2005 and December 31, 2004, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	June 30, 2005	December 31, 2004
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	262,500	265,000
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	9,735	9,735
Mark-to-market value of interest swap agreements	—	—
Net premiums (1)	12,457	12,736

Total debt	$503,442	$506,221

(1)	These amounts consist of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of June 30, 2005 and December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $37.9 million and $38.4 million in letter of credit obligations were outstanding, respectively. Availability under the facility at June 30, 2005 was limited to $37.1 million after taking into consideration outstanding letter of credit obligations.

Effective March 1, 2005 we amended our senior credit facility to increase the aggregate amount of permitted asset sales from $5.0 million to $15.0 million, to reduce the unused facility fee from 0.50% to 0.375%, and to reduce the applicable interest margins above the Base Rate and LIBOR Rate for borrowings and outstanding letters of credit under the facility. The interest margin for Base Rate borrowings was reduced from 0.50% to a range from (0.25%) to 0.25%, and the margin for LIBOR Rate borrowings and outstanding letters of credit was reduced from 2.50% to a range from 1.50% to 2.00%, with the applicable margin to be set based on our levels of available cash. At June 30, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR Rate borrowings was 1.50%.

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

In April 2004, we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement effectively converted $50.0 million of the Company’s fixed rate 9 7/8% senior subordinated notes into variable rate obligations. The variable rates were based on six-month LIBOR plus a fixed margin.

In March 2005, we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement effectively converted $50.0 million of our fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on three-month LIBOR plus a fixed margin.

In June 2005, we unwound the March 2005 $50.0 million interest rate swap agreement related to the 7 3/8% senior notes and received approximately $826 thousand from the bank counter-party. The $826 thousand gain was classified as a component of debt, and is being accreted over the remaining life of the notes and will partially offset the increase in interest expense.

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

At December 31, 2004, PBL was the borrower under a credit facility with and aggregate outstanding principal amount of $632 thousand, consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $632 thousand letter of credit balance, which expired on June 20, 2005 and was not renewed. Premier Boxboard placed $614 thousand of available cash into a trust account to replace the expired letter of credit. Since December 31, 2004, there have been no other material changes in our obligations with respect to the letter of credit obligations of these joint ventures, or any additional contingencies related to buy-sell agreements for our interests in the joint ventures. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Cash from Operations. Cash generated from operations was $9.1 million for the six months ended June 30, 2005, compared with $951 thousand used in operations for the same period of 2004. The increase in 2005 compared to the same period in 2004 was due primarily to an $11.5 million increase in distributions from our joint venture partners, Standard Gypsum and Premier Boxboard.

Capital Expenditures. Capital expenditures were $11.6 million for the six months ended June 30, 2005 versus $8.9 million for the same period of 2004. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2005. To conserve cash, we intend to limit capital expenditures for 2005 to cost reduction, productivity improvement and replacement projects.

Inflation

Raw material and energy cost changes have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

New Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission announced that the required effective date for adopting SFAS No. 123 (R), “Share-Based Payment” has been deferred to fiscal years beginning after June 15, 2005 instead of an effective date beginning July 1, 2005. The Company will be required to adopt this statement January 1, 2006.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant developments with respect to our contractual obligations since December 31, 2004 other than the addition of capital lease obligations in the approximate amount of $1.7 million for the six months ended June 30, 2005. The expected lease payments in 2006 and 2007 are approximately $557 thousand and $557 thousand, respectively.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to service our substantial indebtedness unforeseen difficulties with the integration of our accounting and control operations, IT systems or legal function. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

PART I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant developments with respect to our exposure to interest rate market risks. See Note 5 to the condensed consolidated financial statements for additional information about our interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company previously reported that its Sprague facility received a proposed consent order from the Connecticut Department of Environmental Protection (“CTDEP”) alleging the facility had exceeded the visible emissions standards in the second and third quarters of 2004 and the sulfur dioxide emissions standard for the first quarter of 2003. The Company resolved this matter with the CTDEP during the second quarter of 2005. The Sprague facility accepted a civil penalty, including corrective action and fines totaling approximately $182 thousand. In response to this matter, the Company previously implemented, and continues to monitor, operational changes that management believes will enable the Company to comply prospectively with these visible emissions and sulfur dioxide standards.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow performance improve. Our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

The following table sets forth all purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month for the three months ended June 30, 2005.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under Plans or Programs
January 1 – January 31, 2005	—	$0.00	—	—
February 1 – February 29, 2005	—	$0.00	—	—
March 1 – March 31, 2005	—	$0.00	—	—
April 1 – April 30, 2005	—	$0.00	—	—
May 1 – May 31, 2005	255	$10.31	—	—
June 1 – June 30, 2005	1,534	$11.14	—	—

(1)	These shares were surrendered by employees to satisfy the employee’s minimum withholding obligations in connection with the vesting of restricted common stock issued by the Company. The Company does not consider the purchase of shares from employees in this context to be pursuant to a publicly announced plan or program. The table excludes shares withheld from employees in “cashless exercises” to satisfy minimum withholding requirements and to pay the exercise price of options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 18, 2005. The matters voted upon at the meeting were (1) proposal to elect three Class I directors (L. Celeste Bottorff, Dennis M. Love, Eric R. Zarnikow) and one Class II director (Charles H. Greiner, Jr.), (2) proposal to amend the Company’s 2003 Long-Term Equity Incentive Plan and (3) a proposal to ratify the selection of Deloitte & Touche LLP as our independent public accountants for fiscal year 2005. Proposals (1), (2) and (3) were approved by the following margins:

Proposal	Votes for	Votes Against or Withheld	Abstentions	Broker Nonvotes
Election of Directors
L. Celeste Bottorff	25,329,577	403,911	—	—
Charles H. Greiner, Jr.	25,251,168	482,320	—	—
Dennis M. Love	25,253,378	480,110	—	—
Eric R. Zarnikow	25,326,033	407,455	—	—
Amendment of 2003 Long-Term Equity Incentive Plan	18,540,997	4,798,066	61,573	—
Ratification of Selection of Independent Public Accountants	25,607,887	104,093	21,508	—

ITEM 5. OTHER INFORMATION

On July 14, 2005, the Compensation and Employee Benefits Committee of the Company’s Board of Directors approved an increase, effective August 1, 2005, in the base salary of the Company’s President and Chief Executive Officer, Mr. Michael J. Keough, from $550,000 to $575,000.

On August 5, 2005, the Company entered into a consulting agreement with Thomas V. Brown, its immediate past president. The agreement provides that Mr. Brown will serve as a consultant for a term of one year, through July 31, 2006, unless such term is extended by mutual agreement. Mr. Brown will be paid a base rate, subject to adjustment for additional work, of $8,100 per month for services provided pursuant to the agreement. Mr. Brown has agreed to certain restrictions during the term of the agreement and for three years after, including: disclosures of confidential information; and solicitation of the Company’s customers and employees. For further information regarding this agreement, see attached consulting agreement filed herewith as an exhibit.

ITEM 6. EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

Date: August 5, 2005

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.1†	—	First Amendment to 2003 Long-Term Equity Incentive Plan of the Company

10.2†	—	Consulting Agreement with Thomas V. Brown

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith