Form 10-Q
period 2005-09-30
CARAUSTAR INDUSTRIES INC
filed 2005-11-08
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, October 31, 2005.

Common Stock, $.10 par value	28,789,494
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,670	$89,756
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,937 and $4,418 as of September 30, 2005 and December 31, 2004, respectively	119,485	102,644
Inventories	86,134	89,044
Refundable income taxes	399	409
Current deferred tax asset	9,060	11,035
Other current assets	14,138	11,059

Total current assets	319,886	303,947

PROPERTY, PLANT AND EQUIPMENT:
Land	11,802	11,856
Buildings and improvements	139,103	138,872
Machinery and equipment	629,245	616,791
Furniture and fixtures	16,583	15,725

	796,733	783,244
Less accumulated depreciation	(411,783)	(395,110)

Property, plant and equipment, net	384,950	388,134

GOODWILL	183,130	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	58,246	59,676
OTHER ASSETS	22,979	24,818

	$969,191	$959,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$80
Accounts payable	90,505	84,890
Accrued interest	20,113	8,810
Accrued compensation	11,042	11,742
Capital lease obligations	510	79
Other accrued liabilities	33,153	34,880

Total current liabilities	155,403	140,481

LONG-TERM DEBT, less current maturities	502,800	506,141
LONG-TERM CAPITAL LEASE OBLIGATIONS	721	—
DEFERRED INCOME TAXES	59,411	57,320
PENSION LIABILITY	26,898	32,897
OTHER LIABILITIES	5,303	5,614
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,783,384 and 28,753,390 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,878	2,875
Additional paid-in capital	192,023	191,903
Unearned compensation	(3,690)	(4,334)
Retained earnings	49,165	48,552
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(22,621)	(22,621)
Foreign currency translation	900	877

Total accumulated other comprehensive loss	(21,721)	(21,744)

Total Shareholders’ Equity	218,655	217,252

	$969,191	$959,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
SALES	$267,761	$273,789	$806,597	$799,355
COST OF SALES	234,475	232,900	694,156	678,481

Gross Profit	33,286	40,889	112,441	120,874
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,589	33,831	105,453	103,098
RESTRUCTURING AND IMPAIRMENT	(566)	5,121	342	10,654

Income from operations	263	1,937	6,646	7,122
OTHER (EXPENSE) INCOME:
Interest expense	(10,466)	(10,336)	(31,568)	(31,597)
Interest income	748	249	1,811	596
Equity in income of unconsolidated affiliates	9,615	7,746	27,531	16,810
Other, net	35	(81)	381	(400)

	(68)	(2,422)	(1,845)	(14,591)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	195	(485)	4,801	(7,469)
(PROVISION) BENEFIT FOR INCOME TAXES	(118)	(79)	(4,050)	1,988
MINORITY INTEREST IN INCOME	(32)	(32)	(138)	(145)

NET INCOME (LOSS)	$45	$(596)	$613	$(5,626)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	236	175	23	(126)

COMPREHENSIVE INCOME (LOSS)	$281	$(421)	$636	$(5,752)

BASIC
NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.02)	$0.02	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,780	28,506	28,769	28,449

DILUTED
NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.02)	$0.02	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,878	28,506	28,887	28,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$613	$(5,626)
Depreciation and amortization	21,305	22,558
Stock-based compensation expense	640	1,610
(Gain) loss on repurchase of debt	(121)	301
Restructuring and impairment	(171)	2,967
Deferred income taxes	3,936	(3,413)
Equity in income of unconsolidated affiliates	(27,531)	(16,810)
Distributions from unconsolidated affiliates	24,328	11,500
Changes in operating assets and liabilities	(9,810)	15,795

Net cash provided by operating activities	13,189	28,882

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,982)	(15,644)
Proceeds from disposal of property, plant and equipment	2,811	2,041
Return of investment in unconsolidated affiliate	4,672	—
Investment in unconsolidated affiliates	(40)	(150)

Net cash used in investing activities	(10,539)	(13,753)

FINANCING ACTIVITIES:
Repayments of long-term debt	(2,413)	(14,176)
Payments for capital lease obligations	(380)	(139)
Proceeds from swap agreement unwind	826	380
Issuances of stock, net of forfeitures	231	2,450

Net cash used in financing activities	(1,736)	(11,485)

NET INCREASE IN CASH AND CASH EQUIVALENTS	914	3,644
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,756	85,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,670	$89,195

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$23,268	$22,441

Income tax payments, net of refunds	$370	$1,264

Property acquired under capital leases	$1,532	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004 and the cash flows for the nine months ended September 30, 2005 and 2004, respectively. The results of operations for the three months and nine months ended September 30, 2005 and 2004 and the cash flows for the nine months ended September 30, 2005 and 2004 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2005.

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

The total fair value of the options granted during the year ended December 31, 2004 was computed to be approximately $2.3 million. The Company granted no options during the nine-month period ended September 30, 2005. The Company granted 23,440 options with an approximate value of $183 thousand during the nine-month period ended September 30, 2004. If the Company had accounted for these plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$45	$(596)	$613	$(5,626)
Incremental stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(244)	(159)	(857)	(959)

Pro forma net loss	$(199)	$(755)	$(244)	$(6,585)

Diluted (loss) income per common share:
As reported	$0.00	$(0.02)	$0.02	$(0.20)
Pro forma	(0.01)	(0.03)	(0.01)	(0.23)

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

Inventories at September 30, 2005 and December 31, 2004, were as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials and supplies	$39,783	$40,094
Finished goods and work in process	46,351	48,950

Total inventory	$86,134	$89,044

Note 5. Senior Credit Facility and Long-Term Debt

At September 30, 2005 and December 31, 2004, total long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
9 7/8 % senior subordinated notes	$262,500	$265,000
7 3/8 % senior notes	189,750	189,750
7 1/4 % senior notes	29,000	29,000
Other notes payable	9,735	9,735
Net premiums (1)	11,895	12,736

Total debt	502,880	506,221
Less current maturities	(80)	(80)

Total long-term debt	$502,800	$506,141

(1)	These amounts consist of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Senior Credit Facility

The Company’s senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of September 30, 2005 and December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $38.3 million and $38.4 million in letter of credit obligations were outstanding, respectively. Availability under the facility at September 30, 2005 was $36.7 million after taking into consideration outstanding letter of credit obligations.

Effective March 1, 2005 the Company amended its senior credit facility to increase the aggregate amount of permitted asset sales from $5.0 million to $15.0 million, to reduce the unused facility fee from 0.50% to 0.375%, and to reduce the applicable interest margins above the Base Rate and LIBOR Rate for borrowings and outstanding letters of credit under the facility. The interest margin for Base Rate borrowings was reduced from 0.50% to a range from (0.25%) to 0.25%, and the margin for LIBOR

Rate borrowings and outstanding letters of credit was reduced from 2.50% to a range from 1.50% to 2.00%, with the applicable margin to be set based on the Company’s levels of available cash. At September 30, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR Rate borrowings was 1.50%.

Effective September 20, 2005, the Company amended its senior credit facility to permit the issuance of a $29.5 million letter of credit in favor of Standard Gypsum, L.P.’s lender, with an expiration date no later than October 29, 2006. This amendment was made in connection with the refinancing of Standard Gypsum’s debt facilities as described under Note 11, “Equity Interests in Unconsolidated Affiliates.”

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

See Note 14, “Subsequent Events” regarding the purchase of an additional $5.0 million of the Company’s 9 7/8% senior subordinated notes in the open market.

Interest Rate Swap Agreements

From time to time, the Company has entered into interest rate swap agreements related to its senior notes and its senior subordinated notes. The payment and expiration date for these interest rate swaps correspond to the terms of the note obligations they cover. These interest rate swap agreements effectively convert an amount of the Company’s fixed debt into variable rate obligations. Typically, the variable amounts are based upon a three-month or six-month LIBOR plus a fixed margin. When the Company has unwound these agreements and recognized a gain, the amount is classified as a component of debt and is accreted to interest expense over the remaining life of the notes. As of September 30, 2005 the Company had no outstanding interest rate swap agreements.

In March 2004, the Company unwound a $50.0 million interest rate swap agreement related to the 9 7/8% senior subordinated notes and received approximately $380 thousand from the bank counter party. The $380 thousand gain was classified as a component of debt, and is being accreted over the remaining life of the notes and will partially offset the increase in interest expense.

In April 2004, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement effectively converted $50.0 million of the Company’s fixed rate 9 7/8 % senior subordinated notes into variable rate obligations. The variable rates were based on six-month LIBOR plus a fixed margin.

In March 2005, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, effectively converted $50.0 million of the Company’s fixed rate 7 3/8 % senior notes into variable rate obligations. The variable rates were based on three-month LIBOR plus a fixed margin.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales (external customers):
Paperboard	$69,358	$71,944	$207,052	$215,059
Recovered fiber	20,766	23,070	62,359	61,261
Tube, core, and composite container	98,600	99,872	299,357	293,234
Carton and custom packaging	79,037	78,903	237,829	229,801

Total	$267,761	$273,789	$806,597	$799,355

Sales (intersegment):
Paperboard	$47,562	$49,483	$147,822	$139,879
Recovered fiber	23,456	16,650	61,063	44,991
Tube, core, and composite container	1,352	1,686	3,978	4,075
Carton and custom packaging	215	278	744	814

Total	$72,585	$68,097	$213,607	$189,759

Income (loss) from operations:
Paperboard (A)	$2,186	$7,745	$14,103	$18,439
Recovered fiber (B)	(151)	1,167	616	2,524
Tube, core, and composite container (C)	1,816	1,765	5,092	9,591
Carton and custom packaging (D)	951	(2,648)	4,354	(6,711)

	4,802	8,029	24,165	23,843
Corporate expense (E)	(4,539)	(6,092)	(17,519)	(16,721)

Income from operations	263	1,937	6,646	7,122
Interest expense	(10,466)	(10,336)	(31,568)	(31,597)
Interest income	748	249	1,811	596
Equity in income of unconsolidated affiliates	9,615	7,746	27,531	16,810
Other, net	35	(81)	381	(400)

Income (loss) before income taxes and minority interest	$195	$(485)	$4,801	$(7,469)

(A)	Results for the three-month periods ended September 30, 2005 and 2004 include credits to operations of $1.5 million and charges to operations of $591 thousand, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2005 and 2004 include credits to operations of $1.5 million and charges to operations of $2.5 million respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the paperboard segment.
(B)

Results for the three-month periods ended September 30, 2005 and 2004 include charges to operations of $36 thousand and $458 thousand respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30,

2005 and 2004 include credits to operations of $28 thousand and charges to operations of $488 thousand respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the recovered fiber segment.

(C)	Results for the three-month periods ended September 30, 2005 and 2004 include charges to operations of $89 thousand and $520 thousand, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2005 and 2004 include charges to operations of $194 and $742 thousand respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment within the tube, core and composite segment.
(D)	Results for the three-month periods ended September 30, 2005 and 2004 include charges to operations of $856 thousand and $3.3 million, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2005 and 2004 include charges to operations of $1.7 million and $5.0 million respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the carton and custom packaging segment.
(E)	Results for the three-month periods ended September 30, 2005 and 2004 include credits to operations of $2 thousand and charges to operations of $259 thousand, respectively, for centralizing the accounting and finance operations. Results for the nine-month periods ended September 30, 2005 and 2004 include charges to operations of $27 thousand and $1.9 million, respectively for centralizing the accounting and finance operations.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2004 and did not result in an impairment charge. There were no changes in goodwill during the nine months ended September 30, 2005.

Intangible Assets

As of September 30, 2005 and December 31, 2004, respectively, the Company had an intangible asset of $6.8 million, net of $1.8 million of accumulated amortization, and $7.2 million, net of $1.4 million of accumulated amortization which is classified with other assets. Amortization expense was $426 thousand for each nine month period ended September 30, 2005 and 2004. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2006	$568
2007	568
2008	568
2009	568
2010	568

Five year total	$2,840

Note 8. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in industry demand and excess capacity. In response to these issues the Company has closed and consolidated seven facilities since 2000 within its paperboard segment, four facilities within its carton and custom packaging segment and one facility in its tube, core and composite segment. These initiatives are designed to enhance the Company’s competitiveness through reduced costs, reduction of geographic overlap, duplicative capabilities, and differentiated quality products and services to the Company’s customers.

In addition to the Company’s restructuring initiatives for its operations, the Company implemented a plan to centralize its accounting and finance operations to its headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and mitigate the cost of complying with the Sarbanes-Oxley Act.

In September 2005, the Company announced the permanent closure of its Mobile tube plant located in Mobile, Alabama. In the third quarter of 2005 the Company recorded a charge of approximately $69 thousand for severance and other benefits in connection with this closure. The Company expects to incur an additional $96 thousand of severance and other benefit expense and $1.0 million in other exit costs related to the closure of this facility. The Mobile tube plant is expected to cease operations by the end of the year in order to facilitate customer transition to the Company’s other tube facilities.

In June 2005, the Company announced the permanent closure of its Palmer carton plant located in Thorndike, Massachusetts. For the nine months ended September 30, 2005 the Company had recorded charges of approximately $427 thousand for severance and other benefits and $42 thousand in other exit costs in connection with this closure. The Company expects to incur an additional $135 thousand in other exit costs related to the closure of this facility. The Palmer carton plant ceased operations in mid-July in order to facilitate customer transition to the Company’s other carton operations.

In September 2005, the Company sold the real estate associated with its Chesapeake paperboard mill, which permanently closed in February 2000, for $1.7 million, net of expenses, and recorded a gain of approximately $1.0 million.

In September 2005, the Company negotiated and settled its long term lease obligation related to the closure of its Carolina Converting, Inc. facility, which was permanently closed in December 2002, for $872 thousand, net of expenses, and recorded a $580 thousand reversal of the restructuring accrual.

See Note 14, “Subsequent Events”, for discussion on the closure of the Company’s DeQuincy tube plant, located in DeQuincy, Louisiana and its plan to sell the Company’s Hunt Valley carton plant, located in Hunt Valley, Maryland.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2004 to September 30, 2005 (in thousands):

	Asset Impairment Charges and (Gain) Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2004		$3,716	$2,750	$6,466

First quarter 2005 costs	$183	—	420	420	$603

Expenditures		(791)	(887)	(1,678)

Liability balance, March 31, 2005		$2,925	$2,283	$5,208

Second quarter 2005 costs	$66	90	149	239	$305

Expenditures		(351)	(470)	(821)

Liability balance, June 30, 2005		$2,664	$1,962	$4,626

Third quarter 2005 (gain) costs	$(420)	295	(441)	(146)	$(566)

Expenditures		(566)	(1,241)	(1,807)

Liability balance, September 30, 2005		$2,393	$280	$2,673

(1)	Asset impairment charges, gain or loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated since January 1, 2003 and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of December 31, 2004 (1)	Costs for the Nine Months Ended September 30, 2005 (2)	Estimated Costs to Complete Initiatives as of September 30, 2005	Total Estimated Costs of Initiatives as of September 30, 2005
Paperboard	$15,103	$—	$—	$15,103
Recovered fiber	1,023	(59)	—	964
Carton and custom packaging	12,349	1,082	410	13,841
Tube, core and composite container	528	49	1,246	1,823
Corporate	1,945	26	—	1,971

Total	$30,948	$1,098	$1,656	$33,702

(1)	Of the total $30.9 million in cumulative restructuring costs, $22.6 million were non-cash charges.
(2)	The total restructuring and impairment costs of $342 thousand as reported in the Company’s unaudited financial statements for the nine months ended September 30, 2005, does not agree with the nine month total of $1.1 million from the table above, because some of the costs are related to plans initiated prior to January 1, 2003 and are not subject to the disclosure requirements of SFAS No. 146.

Note 9. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective trust funds, pooled separate accounts, money market funds, and futures contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. The Company made a $13.1 million contribution in September 2005. No additional contributions are required within the next twelve months.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP is unfunded at September 30, 2005.

Pension expense for the Pension Plan and the SERP includes the following components for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost of benefits earned	$835	$1,483	$2,505	$4,450
Interest cost on projected benefit obligation	1,797	1,509	5,392	4,526
Estimated return on plan assets	(1,607)	(1,595)	(4,823)	(4,785)
Net amortization and deferral	1,295	881	3,886	2,644

Net pension expense	$2,320	$2,278	$6,960	$6,835

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2005 and 2004 included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost of benefits earned	$8	$5	$23	$14
Interest cost on accumulated postretirement benefit obligation	78	83	235	248
Amortization	17	70	50	211

Net postretirement benefit cost	$103	$158	$308	$473

Note 10. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$45	$(596)	$613	$(5,626)

Weighted average number of common shares outstanding - basic	28,780	28,506	28,769	28,449
Common share equivalents	98	—	118	—

Weighted average number of common shares outstanding – diluted	28,878	28,506	28,887	28,449

Income (loss) per share - basic	$0.00	$(0.02)	$0.02	$(0.20)

Income (loss) per share - diluted	$0.00	$(0.02)	$0.02	$(0.20)

The impact of the dilutive effect of the stock options has been included in the three months ended September 30, 2005 and the nine months ended September 30, 2005; however, since the three and nine months ended September 30, 2004 were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares for these periods. The number of antidilutive options not included in the computation of diluted weighted average shares for the nine months ended September 30, 2005 and 2004 were 1,046,430 and 1,650,437, respectively.

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

	September 30, 2005 *	December 31, 2004 *
Current assets	$39,523	$27,995
Noncurrent assets	61,699	61,968
Current liabilities	17,958	11,631
Current debt	56,200	56,200
Net assets	27,064	22,132

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$50,689	$45,584	$146,154	$123,018
Gross profit	18,174	14,385	50,937	35,581
Income from operations	16,751	13,144	46,864	32,148
Net income	$15,135	$12,472	$42,931	$30,514

*	The actual dates of Standard’s financial statements are October 1, 2005 and January 1, 2005 for the periods ending September 30, 2005 and December 31, 2004, respectively.

The Company received $19.0 million and $11.5 million in cash distributions from Standard during the nine months ended September 30, 2005 and 2004, respectively. The Company’s equity interest in the earnings of Standard for the three months ended September 30, 2005 and September 30, 2004, were approximately $7.6 million and $6.2 million in earnings, respectively. The Company’s equity interest in the earnings of Standard for the nine months ended September 30, 2005 and September 30, 2004, were approximately $21.5 million and $15.2 million, respectively.

On September 22, 2005 Standard refinanced its outstanding letter of credit reimbursement obligations with borrowings under a new term loan in the principal amount of $56.2 million, from a replacement lender. The term loan matures in full one year from the agreement date. The Company is severally obligated for 50% of Standard’s obligations for principal, interest, fees and other amounts with respect to the term loan. The other Standard partner, Temple-Inland, has guaranteed 50% of Standard’s obligations. As of September 2005, the outstanding principal balance under the term loan totaled $56.2 million, for one half of which the Company is obligated ($28.1 million). The Company’s obligation with respect to the Standard term loan is supported by a letter of credit in the face amount of $29.5 million, issued in favor of the Standard lender. This letter of credit was issued under the Company’s senior credit facility and expires in October 2006. In connection with the term loan the Company amended its senior credit facility effective September 20, 2005 to permit the issuance of this letter of credit.

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

	September 30, 2005	December 31, 2004
Current assets	$18,159	$20,845
Noncurrent assets	136,570	140,434
Current liabilities	15,326	13,676
Long-term liabilities	295	698
Long-term debt	50,000	50,000
Net assets	89,108	96,905

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$29,332	$28,512	$91,671	$77,971
Gross profit	7,340	6,422	22,481	12,996
Income from operations	5,125	4,069	15,244	6,098
Net income	$4,124	$2,993	$12,203	$2,846

The Company received $10.0 million in cash distributions from PBL for the nine months ended September 30, 2005, and no distributions for the nine months ended September 30, 2004. The Company’s equity interest in the earnings of PBL for the three months ended September 30, 2005 and September 30, 2004, were approximately $2.1 million and $1.5 million, respectively. The Company’s equity interest in the earnings of PBL for the nine months ended September 30, 2005 and September 30, 2004, were approximately $6.1 million and $1.5 million, respectively.

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

Note 12. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries, Inc. and its Subsidiary Guarantors, which consist of all but one of the Company’s wholly-owned subsidiaries other than foreign subsidiaries. These nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional, and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,085	$141	$444	$—	$90,670
Intercompany funding	(91,942)	105,836	(13,894)	—	—
Receivables, net of allowances	—	113,916	5,569	—	119,485
Intercompany accounts receivable	—	213	208	(421)	—
Inventories	—	82,419	3,715	—	86,134
Refundable income taxes	399	—	—	—	399
Current deferred tax asset	9,060	—	—	—	9,060
Other current assets	8,622	3,336	2,180	—	14,138

Total current assets	16,224	305,861	(1,778)	(421)	319,886

PROPERTY, PLANT, AND EQUIPMENT	18,796	751,745	26,192	—	796,733
Less accumulated depreciation	(10,510)	(387,532)	(13,741)	—	(411,783)

Property, plant, and equipment, net	8,286	364,213	12,451	—	384,950

GOODWILL	—	179,628	3,502	—	183,130

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	572,865	131,669	—	(704,534)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	58,246	—	—	—	58,246

OTHER ASSETS	15,032	7,831	116	—	22,979

	$670,653	$989,202	$14,291	$(704,955)	$969,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$80	$—	$—	$—	$80
Accounts payable	19,367	67,176	3,962	—	90,505
Intercompany accounts payable	—	208	213	(421)	—
Accrued interest	19,918	195	—	—	20,113
Accrued compensation	1,146	9,723	173	—	11,042
Capital lease obligations	489	21	—	—	510
Other accrued liabilities	1,415	29,836	1,902	—	33,153

Total current liabilities	42,415	107,159	6,250	(421)	155,403

LONG-TERM DEBT, less current maturities	494,600	8,200	—	—	502,800

LONG-TERM CAPITAL LEASE OBLIGATIONS	682	39	—	—	721

DEFERRED INCOME TAXES	45,768	12,165	1,478	—	59,411

PENSION LIABILITY	26,898	—	—	—	26,898

OTHER LIABILITIES	911	3,566	—	826	5,303

SHAREHOLDERS’ EQUITY:
Common stock	2,764	772	523	(1,181)	2,878
Additional paid-in capital	197,175	671,229	9,167	(685,548)	192,023
Unearned compensation	(3,690)	—	—	—	(3,690)
Retained (deficit) earnings	(114,249)	186,072	(4,027)	(18,631)	49,165
Accumulated other comprehensive (loss) income	(22,621)	—	900	—	(21,721)

Total Shareholders’ Equity	59,379	858,073	6,563	(705,360)	218,655

	$670,653	$989,202	$14,291	$(704,955)	$969,191

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$332,661	$10,655	$(75,555)	$267,761
COST OF SALES	—	299,946	10,084	(75,555)	234,475

Gross profit	—	32,715	571	—	33,286
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,536	27,690	1,363	—	33,589
RESTRUCTURING AND IMPAIRMENT	(2)	(564)	—	—	(566)

(Loss) income from operations	(4,534)	5,589	(792)	—	263
OTHER (EXPENSE) INCOME:
Interest expense	(10,377)	(88)	(1)	—	(10,466)
Interest income	749	(1)	—	—	748
Equity in income of unconsolidated affiliates	9,615	—	—	—	9,615
Other, net	—	80	(45)	—	35

	(13)	(9)	(46)	—	(68)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(4,547)	5,580	(838)	—	195
PROVISION FOR INCOME TAXES	(118)	—	—	—	(118)
MINORITY INTEREST IN INCOME	—	—	—	(32)	(32)

NET (LOSS) INCOME	$(4,665)	$5,580	$(838)	$(32)	$45

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$336,079	$9,258	$(71,548)	$273,789
COST OF SALES	—	295,291	9,157	(71,548)	232,900

Gross profit	—	40,788	101	—	40,889
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,843	27,599	389	—	33,831
RESTRUCTURING AND IMPAIRMENT	259	4,862	—	—	5,121

(Loss) income from operations	(6,102)	8,327	(288)	—	1,937
OTHER (EXPENSE) INCOME:
Interest expense	(10,256)	(79)	(116)	115	(10,336)
Interest income	364	—	—	(115)	249
Equity in income of unconsolidated affiliates	7,746	—	—	—	7,746
Other, net	(172)	(37)	128	—	(81)

	(2,318)	(116)	12	—	(2,422)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(8,420)	8,211	(276)	—	(485)
PROVISION FOR INCOME TAXES	(79)	—	—	—	(79)
MINORITY INTEREST IN INCOME	—	—	—	(32)	(32)

NET (LOSS) INCOME	$(8,499)	$8,211	$(276)	$(32)	$(596)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$997,362	$32,852	$(223,617)	$806,597
COST OF SALES	—	886,732	31,041	(223,617)	694,156

Gross profit	—	110,630	1,811	—	112,441
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,486	84,689	3,278	—	105,453
RESTRUCTURING AND IMPAIRMENT	27	315	—	—	342

(Loss) income from operations	(17,513)	25,626	(1,467)	—	6,646
OTHER (EXPENSE) INCOME:				—
Interest expense	(31,300)	(266)	(2)	—	(31,568)
Interest income	1,811	—	—	—	1,811
Equity in income of unconsolidated affiliates	27,531	—	—	—	27,531
Other, net	121	259	1	—	381

	(1,837)	(7)	(1)	—	(1,845)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(19,350)	25,619	(1,468)	—	4,801
PROVISION FOR INCOME TAXES	(4,050)	—	—	—	(4,050)
MINORITY INTEREST IN INCOME	—	—	—	(138)	(138)

NET (LOSS) INCOME	$(23,400)	$25,619	$(1,468)	$(138)	$613

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$977,233	$28,715	$(206,593)	$799,355
COST OF SALES	—	858,852	26,222	(206,593)	678,481

Gross profit	—	118,381	2,493	—	120,874
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,877	85,000	3,221	—	103,098
RESTRUCTURING AND IMPAIRMENT	1,850	8,804	—	—	10,654

(Loss) income from operations	(16,727)	24,577	(728)	—	7,122
OTHER (EXPENSE) INCOME:
Interest expense	(31,355)	(239)	(318)	315	(31,597)
Interest income	911	—	—	(315)	596
Equity in income of unconsolidated affiliates	16,810	—	—	—	16,810
Other, net	(568)	131	37	—	(400)

	(14,202)	(108)	(281)	—	(14,591)

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(30,929)	24,469	(1,009)	—	(7,469)
BENEFIT FOR INCOME TAXES	1,988	—	—	—	1,988
MINORITY INTEREST IN INCOME	—	—	—	(145)	(145)

NET (LOSS) INCOME	$(28,941)	$24,469	$(1,009)	$(145)	$(5,626)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,431	$11,634	$124	$—	$13,189

Investing activities:
Purchases of property, plant and equipment	(3,244)	(14,425)	(313)	—	(17,982)
Proceeds from disposal of property, plant and equipment	—	2,811	—	—	2,811
Return of investment in unconsolidated affiliates	4,672	—	—	—	4,672
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash provided by (used in) investing activities	1,388	(11,614)	(313)	—	(10,539)

Financing activities:
Repayments of long-term debt	(2,413)	—	—	—	(2,413)
Payments for capital lease obligations	(376)	(4)	—	—	(380)
Proceeds from swap agreement unwind	826	—	—	—	826
Issuances of stock, net of forfeitures	231	—	—	—	231

Net cash used in financing activities	(1,732)	(4)	—	—	(1,736)

Net increase (decrease) in cash and cash equivalents	1,087	16	(189)	—	914
Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$90,085	$141	$444	$—	$90,670

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$17,227	$11,832	$(177)	$—	$28,882

Investing activities:
Purchases of property, plant and equipment	(1,330)	(13,691)	(623)	—	(15,644)
Proceeds from disposal of property, plant and equipment	—	1,992	49	—	2,041
Investment in unconsolidated affiliates	(150)	—	—	—	(150)

Net cash used in investing activities	(1,480)	(11,699)	(574)	—	(13,753)

Financing activities:
Repayments of long-term debt	(14,159)	(17)	—	—	(14,176)
Payments for capital lease obligations	(139)	—	—	—	(139)
Proceeds from swap agreement unwind	380	—	—	—	380
Issuances of stock, net of forfeitures	2,450	—	—	—	2,450

Net cash used in financing activities	(11,468)	(17)	—	—	(11,485)

Net increase (decrease) in cash and cash equivalents	4,279	116	(751)	—	3,644

Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$88,582	$116	$497	$—	$89,195

Note 13. Commitments and Contingencies

On August 11, 2005 Region V of the Environmental Protection Agency filed an administrative complaint against the Company for its alleged failure to timely file completed emergency and hazardous chemical inventory forms, pursuant to the Emergency Planning and Community Right-to-Know Act (EPCRA), for calendar years 2001 and 2002. The EPA proposed fines totaling $74 thousand. The Company was working with the EPA and had filed, prior to commencement of the administrative action, inventory forms for the relevant calendar years. The Company and the EPA reached an agreement in principle to resolve this matter. The Company agreed to accept these violations and pay a reduced penalty of $40 thousand. The Company has reviewed and updated its compliance activities and management believes this process will enable the Company to comply prospectively with EPCRA filing requirements.

Note 14. Subsequent Events

In October 2005 the Company purchased $5.0 million of its 9 7/8% senior subordinated notes in the open market for approximately $4.9 million.

In October 2005, the Company announced the permanent closure of its DeQuincy tube plant located in DeQuincy, Louisiana. The Company expects to incur a $165 thousand in severance and termination benefits and $25 thousand in other exit costs. The DeQuincy tube plant is expected to cease operations by the end of the year in order to facilitate customer transition to the Company’s other tube facilities.

On November 1, 2005, the Company announced the expected sale of its Hunt Valley carton and corrugated box plant located in Hunt Valley, Maryland. The sale is projected to be completed by December 31, 2005. The parties have not entered into a definitive agreement, but are in the process of negotiating the final terms.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 44% in the first nine months of 2005. The remaining 56% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint ventures, Premier Boxboard Limited and Standard Gypsum, LLP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. Based on the difficult operating climate for our industry and our financial position over the last three years, the pace of our acquisition activity, and correspondingly, our revenue growth, has slowed as we have focused on conserving cash and maximizing the productivity and efficiency of our existing facilities.

We are a holding company that operates our business through 25 subsidiaries as of September 30, 2005. We also own a 50% interest in two joint ventures with Temple-Inland, Inc. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off - Balance Sheet Arrangements – Joint Venture Financings” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 – 5 years depending on such factors as gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume and revenue in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. While we believe that future operating results may improve, and improvements have been realized in 2004 and to a lesser extent for the nine months ended September 30, 2005, we cannot ascertain either the timing or extent of any such improvement, in light of its dependence on these demand drivers and other factors, such as changes in key operating costs like fiber and energy.

A key operating indicator of our business is paperboard mill operating rates. Mill operating rates are calculated as the ratio of production compared with capacity assuming a normalized mill schedule of 355 days per year. As paperboard mill operating rates increase, cost per ton of paperboard generally decreases. As these tons are sold, profitability increases, since fixed production costs are absorbed by more tons produced. Additionally, higher operating rates generally provide enhanced opportunity to recover material, energy and labor increases through improved pricing. This positively affects paperboard and converted products’ income from operations and cash flow. Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 – 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to lower labor cost environments and product substitution, such as the replacement of carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect our income from operations and cash flow. We further expect these trends to be somewhat offset by the improving domestic economy and our own paperboard mill capacity reductions. Recent industry improvement in operating rates has been driven by paperboard mill closures, as over 1.7 million tons of capacity, or approximately 20% of the recycled paperboard mill total capacity, has been closed from 2001 through 2004. We have closed or idled approximately 323 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand. The chart below shows a ten year history of operating rates for both Caraustar and the industry, as well as rates for the nine months ending September 30, 2005:

MILL OPERATING RATES

(1)	For the nine months ended September 30, 2005

Industry source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and September 30, 2005, restructuring charges have totaled $57.4 million, of which approximately $34.0 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in initially increased cash outlays and expenses, such as severance costs. We believe that future earnings and cash flows will be favorably affected by our efforts to reconfigure our business to increase efficiency and better match supply with customer demand. However, should market conditions deteriorate, additional restructuring charges are possible.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased $26 per ton, or 33%, from 1999 to 2000, decreased $39 per ton, or 38%, from 2000 to 2001 and then increased again $20 per ton, or 31%, from 2001 to 2002. Recovered fiber cost per ton averaged $107 during 2004 and $109 during the first nine months of 2005.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. During the first nine months of 2005, energy costs were $73 per ton compared with $56 per ton in the first nine months of 2004, a 30.4% increase. The increase was due primarily to an increase in natural gas costs. Oil prices also affect our raw material costs because we use petroleum-based coatings, chemicals and resins in some of our products. Increases in gasoline prices can also affect our freight costs which can significantly impact our operating results. We primarily use contracted external freight haulers to deliver raw materials to our manufacturing facilities and deliver finished products to our customers. During 2004 we spent approximately $65.8 million on freight costs. During the nine-month period ending September 30, 2005 our freight costs increased $8.9 million compared with the same period in 2004. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. As the volatility of energy prices has increased, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

We raise our selling prices in response to increases in raw material and energy costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of rapid cost increases. In addition, our ability to implement price increases, even on a delayed basis, is contingent on competitive conditions and market acceptance of our stated price increases. Because of these conditions and the difficulty of estimating the market impact of announced price increases, from time to time we are only partially successful in implementing announced price increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber or energy by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the nine-month period ended September 30, 2005.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

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

	Three Months Ended September 30,		Change	% Change
	2005	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	238.8	251.1	(12.3)	(4.9)%
Purchases from external sources	29.5	34.1	(4.6)	(13.5)%

Total paperboard tonnage	268.3	285.2	(16.9)	(5.9)%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	57.9	63.5	(5.6)	(8.8)%
Purchases from external sources	11.6	11.8	(0.2)	(1.7)%

Tube, core and composite container converted products	69.5	75.3	(5.8)	(7.7)%
Unconverted paperboard shipped to external customers	10.2	11.6	(1.4)	(12.1)%

Tube, core and composite container volume	79.7	86.9	(7.2)	(8.3)%
Folding carton volume
Paperboard (internal)	22.0	22.7	(0.7)	(3.1)%
Purchases from external sources	15.9	18.5	(2.6)	(14.1)%

Folding carton converted products	37.9	41.2	(3.3)	(8.0)%
Unconverted paperboard shipped to external customers	58.7	61.9	(3.2)	(5.2)%

Folding carton volume	96.6	103.1	(6.5)	(6.3)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	24.6	25.4	(0.8)	(3.1)%
Other specialty products volume
Paperboard (internal)	22.8	25.3	(2.5)	(9.9)%
Purchases from external sources	2.0	3.8	(1.8)	(47.4)%

Other specialty converted products	24.8	29.1	(4.3)	(14.8)%
Unconverted paperboard shipped to external customers	42.6	40.7	1.9	4.7%

Other specialty products volume	67.4	69.8	(2.4)	(3.4)%

Total paperboard tonnage	268.3	285.2	(16.9)	(5.9)%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$474	$466	8	1.7%
Average recovered fiber cost	111	111	—	—
Tube and core facilities:
Average selling price	$955	$901	54	6.0%
Average paperboard cost	485	487	(2)	(0.4)%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Three Months Ended September 30,		Change	% Change
	2005	2004
Paperboard
Unconverted paperboard shipped to external customers	136.1	139.7	(3.6)	(2.6)%
Paperboard shipped internally to converters in the paperboard segment	13.1	14.5	(1.4)	(9.7)%
Paperboard purchased externally by converters in the paperboard segment	0.1	0.1	0.0	0.0%

Total volume	149.3	154.3	(5.0)	(3.2)%

Tube, core and composite container
Paperboard (internal)	67.5	74.2	(6.7)	(9.0)%
Purchases from external sources	13.5	15.5	(2.0)	(12.9)%

Total volume converted	81.0	89.7	(8.7)	(9.7)%

Carton and custom packaging
Paperboard (internal)	22.1	22.7	(0.6)	(2.6)%
Purchases from external sources	15.9	18.5	(2.6)	(14.1)%

Total volume converted	38.0	41.2	(3.2)	(7.8)%

Total paperboard tonnage	268.3	285.2	(16.9)	(5.9)%

Paperboard Tonnage. Total paperboard tonnage for the three months ended September 30, 2005, decreased 5.9% to 268.3 thousand tons from 285.2 thousand tons for the same period in 2004. Tons sold from paperboard mill production decreased 3.2% for the three months ended September 30, 2005, compared to the same period in 2004. Total tonnage converted decreased 9.2 % for the three months ended September 30, 2005.

Total paperboard tonnage decreased primarily due to the following factors:

•	A decrease in internal conversion by our tube, core and composite container, and other specialty facilities resulting from a decline in industry demand in those markets.

•	A decline in internal conversion by our folding carton facilities due primarily to shedding unprofitable customers.

•	A decrease in sales of unconverted paperboard to the folding carton and tube, core and composite container end-use markets resulting from a decline in demand in those markets.

Sales. Our consolidated sales for the three months ended September 30, 2005 decreased 2.2% to $267.8 million from $273.8 million in the same period of 2004. The following table presents sales by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
Paperboard	$69,358	$71,944	$(2,586)	(3.6)%
Recovered fiber	20,766	23,070	(2,304)	(10.0)%
Tube, core and composite container	98,600	99,872	(1,272)	(1.3)%
Carton and custom packaging	79,037	78,903	134	0.2%

Total	$267,761	$273,789	$(6,028)	(2.2)%

Paperboard Segment

Sales for the paperboard segment decreased due to the following factors:

•	Lower volume accounted for approximately $1.8 million of the decrease, primarily as a result of downtime and inefficiencies associated with equipment upgrade at our Sweetwater paperboard mill.

•	Lower sales of approximately $1.9 million due to the June 2004 divestiture of the chemical sales operation combined with lower volume in the paperboard segment’s converting operations.

These factors were partially offset by higher selling prices for unconverted paperboard which accounted for an estimated $1.3 million increase in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased primarily due to lower selling prices, which were partially offset by higher volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased due to the following factors:

•	Lower volume accounted for approximately $4.0 million of the decrease.

•	Lower volume for miscellaneous and forming sales accounted for approximately $1.5 million of the decrease.

These factors were partially offset by higher tube and core selling prices which accounted for an estimated $4.4 million increase in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased slightly due to higher carton selling prices, combined with higher contract packaging volume, partially offset by lower carton volume.

Gross Profit Margin. Gross profit margin for the three months ended September 30, 2005 decreased to 12.4% of sales from 14.9% in 2004. This margin decrease was due primarily to the following:

•	Lower volume in the paperboard segment, primarily a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill combined with uncharacteristic operating inefficiencies primarily in the uncoated mill group, which lowered gross profit by approximately $4.3 million.

•	Higher energy costs in the paperboard segment of approximately $4.0 million.

•	Higher freight costs of approximately $2.2 million.

•	Lower sales volume combined with higher manufacturing costs in the tube, core and composite container segment, which accounted for approximately $2.9 million of the decrease.

•	Higher other manufacturing costs of approximately $2.5 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

These factors were partially offset by the following:

•	Higher selling prices, net of higher paperboard costs, in the tube and core segment, which accounted for approximately $4.3 million.

•	An increase in paperboard mill selling prices and a decrease in recovered fiber costs, which accounted for approximately $1.9 million.

•	Higher selling prices in the carton and custom packaging segment and higher contract packaging volume, which accounted for approximately $1.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.6 million for the three months ended September 30, 2005, a decrease of 0.7% for the same period in 2004. The decrease in selling, general and administrative expense is primarily due to:

•	A $1.6 million expense related to the third quarter 2004 vesting of performance accelerated restricted stock.

•	Lower fees for consultants related to Sarbanes-Oxley compliance of approximately $500 thousand.

These factors were partially offset by:

•	Higher pension and other employee costs of approximately $1.1 million.

•	Higher employee and administrative costs of approximately $540 thousand related to two initiatives: centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

•	Higher accounts receivable reserve expense of approximately $350 thousand.

Restructuring and Impairment .

In September 2005, we announced the permanent closure of our Mobile tube plant located in Mobile, Alabama. In the third quarter of 2005 we recorded a charge of approximately $69 thousand for severance and other benefits in connection with this closure. We expect to incur an additional $96 thousand of severance and other benefit expense and $1.0 million in other exit costs related to the closure of this facility. The Mobile tube plant is expected to cease operations by the end of the year in order to facilitate customer transition to our other tube facilities.

In September 2005, we sold the real estate associated with our Chesapeake paperboard mill, which permanently closed in February 2000, for $1.7 million, net of expenses, and recorded a gain of approximately $1.0 million.

In September 2005, we negotiated and settled our long term lease obligation related to our Carolina Converting, Inc. facility, which was permanently closed in December 2002, for $872 thousand, net of expenses, and recorded a reversal of the restructuring accrual of approximately $580 thousand.

See Note 14, “Subsequent Events”, for discussion on the closure of our DeQuincy tube plant, located in DeQuincy, Louisiana and our plan to sell our Hunt Valley carton plant, located in Hunt Valley, Maryland.

During the third quarter of 2005, we recorded a $420 thousand gain on disposal of fixed assets, incurred $295 thousand in severance and other benefit costs, and an expense reversal of $441 thousand of other exit costs. During the third quarter of 2004 we recorded asset impairment charges of $932 thousand, we incurred severance and other benefit costs of $3.4 million, and incurred $735 thousand of other exit costs. We paid $566 thousand in severance and other termination benefits and paid $1.2 million for other exit costs in the third quarter of 2005, leaving an accrual of $2.7 million at September 30, 2005.

Income (loss) from operations. Income from operations for the nine months ended September 30, 2005 was $263 thousand, a decrease of $1.7 million from the operating income of $1.9 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
Paperboard	$2,186	$7,745	$(5,559)	(71.8)%
Recovered fiber	(151)	1,167	(1,318)	N/A
Tube, core and composite container	1,816	1,765	51	2.9%
Carton and custom packaging	951	(2,648)	3,599	N/A
Corporate expense	(4,539)	(6,092)	1,553	25.5%

Total	$263	$1,937	$(1,674)	(86.4)%

Paperboard Segment

The decrease in income from operations was a result of the following:

•	Lower volume, primarily a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill, combined with uncharacteristic operating inefficiencies primarily in the uncoated mill group, lowered gross profit by approximately $4.3 million.

•	Higher energy costs of approximately $4.0 million.

•	Higher pension and other employee costs of approximately $1.1 million.

•	Higher other manufacturing costs of approximately $830 thousand.

These factors were partially offset by:

•	Lower restructuring costs and savings from closed facilities of approximately $2.1 million.

•	An increase in paperboard mill selling prices and a decrease in recovered fiber cost accounted for an estimated $1.9 million increase in income from operations.

•	Lower selling, general and administrative expenses of approximately $800 thousand resulting from restructured and closed facilities.

Recovered Fiber Segment

The decrease in income from operations was a result of higher freight costs of $1.1 million and higher accounts receivable reserve expense of approximately $200 thousand.

Tube, Core and Composite Container Segment

The increase in income from operations was a result of the higher selling tube and core prices, net of higher paperboard costs, which accounted for approximately $3.5 million of the increase.

This increase was almost completely offset by the following factors:

•	Lower sales volume combined with higher manufacturing costs accounted for an estimated $2.1 million decrease in income from operations.

•	Higher freight and other manufacturing costs of approximately $1.4 million.

Carton and Custom Packaging Segment

The increase in income from operations was a result of the following:

•	Lower restructuring costs and savings from closed facilities of approximately $2.4 million.

•	Higher selling prices and higher contract packaging volume accounted for approximately $1.3 million.

These factors were partially offset by accelerated depreciation and other expenses of approximately $450 thousand as a result of closing down Palmer carton plant located in Thorndike, Massachusetts.

Other (Expense)Income. Interest expense for the three months ended September 30, 2005 and September 30, 2004 was approximately $10.5 million and $10.4 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $9.6 million for the three months ended September 30, 2005, an improvement of $1.9 million over equity in income from unconsolidated affiliates of $7.7 million for the three months ended September 30, 2004. This increase was due to a significant improvement in operating results for Standard Gypsum and Premier Boxboard Limited. These improved results were due primarily to an increase in selling prices and volume for both joint ventures, which were driven by the strong housing market.

(Provision) Benefit for income taxes. The effective rate of income tax expense for the three months ended September 30, 2005 was 60.5%, compared to an effective rate of 16.3% for the three months ended September 30, 2004. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments.

Net Income (Loss). Due to the factors discussed above, net income for the three months ended September 30, 2005 was $45 thousand, or $0.00 net income per common share, compared to a net loss of $596 thousand, or $(0.02) net loss per common share, for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,		Change	% Change
	2005	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	722.9	745.3	(22.4)	(3.0)%
Purchases from external sources	91.3	101.4	(10.1)	(10.0)%

Total paperboard tonnage	814.2	846.7	(32.5)	(3.8)%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	179.2	187.0	(7.8)	(4.2)%
Purchases from external sources	32.1	33.7	(1.6)	(4.8)%

Tube, core and composite container converted products	211.3	220.7	(9.4)	(4.3)%
Unconverted paperboard shipped to external customers	35.2	36.5	(1.3)	(3.6)%

Tube, core and composite container volume	246.5	257.2	(10.7)	(4.2)%
Folding carton volume
Paperboard (internal)	69.3	71.5	(2.2)	(3.1)%
Purchases from external sources	52.3	58.3	(6.0)	(10.3)%

Folding carton converted products	121.6	129.8	(8.2)	(6.3)%
Unconverted paperboard shipped to external customers	179.6	179.3	0.3	0.2%

Folding carton volume	301.2	309.1	(7.9)	(2.6)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	58.7	77.3	(18.6)	(24.1)%
Other specialty products volume
Paperboard (internal)	72.8	68.6	4.2	6.1%
Purchases from external sources	6.9	9.4	(2.5)	(26.6)%

Other specialty converted products	79.7	78.0	1.7	2.2%
Unconverted paperboard shipped to external customers	128.1	125.1	3.0	2.4%

Other specialty products volume	207.8	203.1	4.7	2.3%

Total paperboard tonnage	814.2	846.7	(32.5)	(3.8)%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$475	$453	$22	4.9%
Average recovered fiber cost	109	107	2	1.9%
Tube and core facilities:
Average selling price	$948	$892	$56	6.3%
Average paperboard cost	497	474	23	4.9%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Nine Months Ended September 30,		Change	% Change
	2005	2004
Paperboard segment
Unconverted paperboard shipped to external customers	401.6	418.3	(16.7)	(4.0)%
Paperboard shipped internally to converters in the paperboard segment	45.6	44.6	1.0	2.2%
Paperboard purchased externally by converters in the paperboard segment	0.4	0.3	0.1	33.3%

Total volume	447.6	463.2	(15.6)	(3.4)%

Tube, core and composite container segment
Paperboard (internal)	206.4	211.0	(4.6)	(2.2)%
Purchases from external sources	38.6	42.8	(4.2)	(9.8)%

Total volume converted	245.0	253.8	(8.8)	(3.5)%

Carton and custom packaging segment
Paperboard (internal)	69.3	71.4	(2.1)	(2.9)%
Purchases from external sources	52.3	58.3	(6.0)	(10.3)%

Total volume converted	121.6	129.7	(8.1)	(6.2)%

Total paperboard tonnage	814.2	846.7	(32.5)	(3.8)%

Paperboard Tonnage. Total paperboard tonnage for the nine months ended September 30, 2005, decreased 3.8% to 814.2 thousand tons from 846.7 thousand tons for the same period in 2004. Tons sold from paperboard mill production decreased 3.4% for the nine months ended September 30, 2005, compared to the same period in 2004. Total tonnage converted decreased 3.7% for the nine months ended September 30, 2005.

Total paperboard tonnage decreased due to the following factors:

•	A decrease in gypsum facing paper sales resulting from downtime and inefficiencies associated with equipment upgrade at our Sweetwater paperboard mill combined with a decrease in industry demand in the tube, core and composite container and folding carton markets.

•	A decrease in internal conversion by our tube, core and composite container and folding carton operations resulting from the same industry demand declines mentioned above.

These decreases were partially offset by an increase in internal conversion by our other specialty operations.

Sales. Our consolidated sales for the nine months ended September 30, 2005, increased 0.9% to $806.6 million from $799.4 million for the same period in 2004. The following table presents sales by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2005	2004
Paperboard	$207,052	$215,059	$(8,007)	(3.7)%
Recovered fiber	62,359	61,261	1,098	1.8%
Tube, core and composite container	299,357	293,234	6,123	2.1%
Carton and custom packaging	237,829	229,801	8,028	3.5%

Total	$806,597	$799,355	$7,242	0.9%

Paperboard Segment

Sales for the paperboard segment decreased due to the following factors:

•	Lower volume accounted for approximately $7.4 million of the decrease, primarily as a result of downtime and inefficiencies associated with equipment upgrade at our Sweetwater paperboard mill combined with uncharacteristic operating inefficiencies primarily at our uncoated mills.

•	The June 2004 divestiture of the chemical sales operation and lower volume in the paperboard segment’s converting operation accounted for approximately $10.9 million of the decrease.

These factors were partially offset by higher selling prices which accounted for an estimated $9.2 million increase in sales combined with higher converting operations sales of approximately $700 thousand.

Recovered Fiber Segment

Sales increased $1.1 million for the recovered fiber segment due to higher volume primarily attributable to nine months of activity in 2005 for a new greenfield brokerage facility that began operations in the second quarter of 2004. These increases were partially offset by a decrease in selling price.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher selling prices for tubes and cores, which accounted for approximately $13.4 million of the increase.

This increase was partially offset by the following factors:

•	Lower volume accounted for an approximate $4.7 million decrease in sales.

•	Lower miscellaneous and forming sales accounted for an approximate $3.1 million decrease in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to the following factors:

•	Higher contract packaging volume accounted for approximately $8.9 million of the increase.

•	Higher carton pricing accounted for approximately $10.4 million of the increase.

These increases were partially offset by lower volume which accounted for an approximate $11.7 million decrease in sales.

Gross Profit Margin. Gross profit margin for the nine months ended September 30, 2005, decreased to 13.9% of sales from 15.1% for the same period in 2004. This margin decrease was due to the following factors:

•	Higher freight costs of approximately $8.9 million.

•	Higher manufacturing and other costs of approximately $8.6 million.

•	Higher paperboard costs in our carton and custom packaging segment of approximately $5.3 million.

•	Higher energy costs in the paperboard segment of approximately $4.2 million.

•	Accelerated depreciation and other expenses of approximately $1.1 million as a result of closing the Palmer carton plant located in Thorndike, Massachusetts.

These factors were partially offset by:

•	Higher selling prices in the carton and custom packaging segment accounted for an estimated $8.9 million increase in gross profit.

•	Higher selling prices, net of higher paperboard costs, in the tube and core segment accounted for an estimated $7.7 million increase in gross profit.

•	An increase in paperboard mill selling prices and a decrease in recovered fiber costs accounted for an estimated $4.1 million increase in gross profit.

•	In 2004, we recorded a $2.1 million inventory reserve for a specific carton customer that filed Chapter 11 bankruptcy. We reversed $1.1 million of this reserve during the first nine months of 2005 resulting in a $3.2 million year over year increase in gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $105.5 million for the nine months ended September 30, 2005, an increase of 2.3% from the same period in 2004. Selling, general and administrative expenses increased due to the following factors:

•	Higher employee and administrative costs of approximately $3.5 million related to two initiatives: centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

•	Higher pension and other employee costs of approximately $3.0 million.

•	Higher information technology costs of approximately $1.4 million related to Sarbanes-Oxley compliance and consulting fees related to the implementation of an enterprise resource planning software.

•	The carton and custom packaging segment recorded a reserve of approximately $1.0 million for costs related to a product recall.

These factors were partially offset by:

•	Lower selling, general and administrative expenses of approximately $3.5 million as a result of restructured and closed facilities.

•	Expense of approximately $1.6 million related to the 2004 vesting of performance accelerated restricted stock.

•	Lower accounts receivable reserve expense of $1.1 million.

•	Lower fees for consultants related to Sarbanes-Oxley compliance of approximately $500 thousand.

Restructuring and Impairments.

In September 2005, we announced the permanent closure of our Mobile tube plant located in Mobile, Alabama. In the third quarter of 2005 we recorded a charge of approximately $69 thousand for severance and other benefits in connection with this closure. We expect to incur an additional $96 thousand of severance and other benefit expense and $1.0 million in other exit costs related to the closure of this facility. The Mobile tube plant is expected to cease operations by the end of the year in order to facilitate customer transition to our other tube facilities.

In September 2005, we sold the real estate associated with our Chesapeake paperboard mill, which permanently closed in February 2000, for $1.7 million, net of expenses, and recorded a gain of approximately $1.0 million.

In September 2005, we negotiated and settled our long term lease obligation related to our Carolina Converting, Inc. facility, which was permanently closed in December 2002, for $872 thousand, net of expenses, and recorded a $580 thousand reversal of the restructuring accrual.

See Note 14, “Subsequent Events” for discussion on the closure of our DeQuincy tube plant, located in DeQuincy, Louisiana and our plan to sell our Hunt Valley carton plant, located in Hunt Valley, Maryland.

During the nine months ended September 30, 2005, we recorded a $171 thousand gain on disposal of fixed assets, incurred $385 thousand for severance and other termination benefits and $128 thousand for other exit costs. During the nine months ended September 30, 2004 we recorded asset impairment charges of $2.9 million, incurred severance and other benefit costs of $3.9 million, and incurred $3.8 million in other exit costs. During the nine months ended September 30, 2005 we paid $1.7 million in severance and other termination benefits and paid $2.6 million for other exit costs leaving an accrual of $2.7 million at September 30, 2005.

Income (Loss) From Operations. Income from operations for the nine months ended September 30, 2005 was $6.6 million, a decrease of $476 thousand compared with operating income of $7.1 million for the same period in 2004. The following table presents income (loss) from operations by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2005	2004
Paperboard	$14,103	$18,439	$(4,336)	(23.5)%
Recovered fiber	616	2,524	(1,908)	(75.6)%
Tube, core and composite container	5,092	9,591	(4,499)	(46.9)%
Carton and custom packaging	4,354	(6,711)	11,065	N/A
Corporate expense	(17,519)	(16,721)	(798)	(4.8)%

Total	$6,646	$7,122	$(476)	(6.7)%

Paperboard Segment

Income from operations decreased due to the following factors:

•	Higher energy costs of approximately $8.1 million.

•	Lower volume in the paperboard segment reduced operating income by approximately $3.2 million primarily as a result of downtime and inefficiencies associated with an equipment upgrade at our Sweetwater paperboard mill.

•	Higher freight costs of approximately $3.1 million.

•	Higher other manufacturing costs of approximately $1.0 million.

These factors were partially offset by:

•	Lower restructuring costs and savings from closed facilities of approximately $5.8 million.

•	An increase in paperboard mill selling prices and a decrease in recovered fiber costs accounted for an estimated $5.1 million increase.

Recovered Fiber Segment

Income from operations decreased due to higher freight costs of approximately $2.7 million, partially offset by lower restructuring costs and savings from closed facilities of approximately $500 thousand.

Tube, Core and Composite Container Segment

Income from operations decreased due to the following factors:

•	Higher tube core and composite container manufacturing costs of approximately $7.5 million. These cost increases were generally driven by higher adhesives, resins, metals and employee costs.

•	Higher freight costs of approximately $3.1 million.

•	Higher resin and other manufacturing costs in our plastics facilities of approximately $1.1 million.

These factors were partially offset by the following:

•	Higher selling prices, net of higher paperboard costs, and lower volume which accounted for an approximate $6.7 million increase in income from operations.

•	Lower restructuring costs and savings from closed facilities of approximately $525 thousand.

Carton and Custom Packaging Segment

The increase in income from operations was a result of the following:

•	Higher selling price and contract packaging volume accounted for approximately $8.9 million of the increase.

•	Lower restructuring costs and savings related to closed facilities costs of approximately $4.8 million.

•	In 2004, we recorded a $2.1 million inventory reserve for a specific carton customer that filed Chapter 11 bankruptcy. We reversed $1.1 million of this reserve during the first nine months of 2005 resulting in a $3.2 million year over year increase in income from operations.

•	Lower accounts receivable reserve expense of approximately $800 thousand.

•	Lower other manufacturing costs of approximately $700 thousand.

These factors were partially offset by the following:

•	Higher paperboard costs of approximately $5.4 million.

•	Accelerated depreciation and other expenses of approximately $1.1 million as a result of closing the Palmer carton plant located in Thorndike, Massachusetts.

•	A reserve of approximately $1.0 million for costs related to a product recall.

Other (Expense) Income. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $31.6 million. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in income from unconsolidated affiliates was $27.5 million for the nine months ended September 30, 2005, an improvement of $10.7 million over equity in income from unconsolidated affiliates of $16.8 million for the same period in 2004. This increase was primarily due to a $6.3 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume driven by the strong housing and remodeling markets. Premier Boxboard’s results improved $4.6 million for the nine month period ended September 30, 2005 compared to 2004, also due to higher volume and selling prices.

(Provision) Benefit for Income Taxes. The effective rate of income tax expense for the nine months ended September 30, 2005 was 84.4%, compared to an effective rate of income tax benefit of 26.61% for the nine months ended September 30, 2004. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the nine months ended September 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law. On June 30, 2005, significant changes to the tax system of the State of Ohio were signed into law which will eliminate the Ohio franchise tax over the five year period ending December 31, 2010. The valuation allowance was recorded in its entirety at June 30, 2005 since the benefits of the net operating losses are not expected to be realized.

Net Income (loss). Due to the factors discussed above, net income for the nine months ended September 30, 2005 was $613 thousand, or $0.02 net income per common share, compared to a net loss of $5.6 million, or $0.20 net loss per common share, for the same period in 2004.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2004 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1. For the nine-month period ended September 30, 2005, we generated $13.2 million in cash from operating activities compared with $28.9 million during the same period in 2004. We believe that our cash on hand at September 30, 2005 of $90.7 million and borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at levels prior to the downturn beginning in 2000, our ability to generate sufficient cash to meet long-term requirements is uncertain. The following are factors that could adversely affect our future ability to generate cash from operations:

•	a contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002;

•	increased market acceptance of alternative products, such as flexible packaging and plastics, that have replaced or can replace certain of our packaging products;

•	continued export of domestic industrial manufacturing operations

•	continued increase in fuel costs

•	market acceptance of price increases and energy surcharges in response to rising operating costs; and

•	significant unforeseen adverse conditions in our industry or the markets we serve.

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

The availability of liquidity from our senior credit facility is primarily affected by our continued compliance with the terms of the senior credit facility agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during the nine months ended September 30, 2005. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2005.

Borrowings. At September 30, 2005 and December 31, 2004, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	September 30, 2005	December 31, 2004
9 7/8% senior subordinated notes	$262,500	$265,000
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	9,735	9,735
Mark-to-market value of interest swap agreements	—	—
Net premiums (1)	11,895	12,736

Total debt	$502,880	$506,221

(1)	These amounts consist of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of September 30, 2005 and December 31, 2004, no borrowings were outstanding under the facility; however, an aggregate of $38.3 million and $38.4 million in letter of credit obligations were outstanding, respectively. Availability under the facility at September 30, 2005 was $36.7 million after taking into consideration outstanding letter of credit obligations.

Effective March 1, 2005 we amended our senior credit facility to increase the aggregate amount of permitted asset sales from $5.0 million to $15.0 million, to reduce the unused facility fee from 0.50% to 0.375%, and to reduce the applicable interest margins above the Base Rate and LIBOR Rate for borrowings and outstanding letters of credit under the facility. The interest margin for Base Rate borrowings was reduced from 0.50% to a range from (0.25%) to 0.25%, and the margin for LIBOR Rate borrowings and outstanding letters of credit was reduced from 2.50% to a range from 1.50% to 2.00%, with the applicable margin to be set based on our levels of available cash. At September 30, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR Rate borrowings was 1.50%.

Effective September 20, 2005 we amended our senior credit facility to permit the issuance of a $29.5 million letter of credit in favor of Standard Gypsum, L.P.’s lender with an expiration date no later than October 29, 2006. This amendment was made in connection with the refinancing of Standard Gypsum’s debt facilities, as described below under “Off-Balance Sheet Arrangements – Joint Venture Financings.”

See Note 14, “Subsequent Events” regarding the purchase of an additional $5.0 million of our 9 7/8% senior subordinated notes in the open market.

Interest Rate Swap Agreements. From time to time, we have entered into interest rate swap agreements related to our senior notes and senior subordinated notes. The payment and expiration date for these interest rate swaps correspond to the terms of the note obligations they cover. These interest rate swap agreements effectively convert an amount of our fixed debt into variable rate obligations. Typically, the variable amounts are based upon a three-month or six-month LIBOR plus a fixed margin. When we have unwound these agreements and recognized a gain, the amount is classified as a component of debt and is accreted to interest expense over the remaining life of the notes and partially offsets an increase in interest expense. As of September 30, 2005 we had no outstanding interest rate swaps.

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

In March 2005, we entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement effectively converted $50.0 million of our fixed rate 7 3/8 % senior notes into variable rate obligations. The variable rates were based on three-month LIBOR plus a fixed margin.

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

On September 22, 2005 Standard refinanced its outstanding letter of credit reimbursement obligations with borrowings under a new term loan in the principal amount of $56.2 million, from a replacement lender. The term loan matures in full one year from the agreement date. We are severally obligated for 50% of Standard’s obligations for principal, interest, fees and other amounts with respect to the term loan. The other Standard partner, Temple-Inland, has guaranteed 50% of Standard’s obligations. As of September 2005, the outstanding principal balance under the term loan totaled $56.2 million, for one half of which we are obligated ($28.1 million). Our obligation with respect to the Standard term loan is supported by a letter of credit in the face amount of $29.5 million, issued in favor of the Standard lender. This letter of credit was issued under our senior credit facility and expires in October 2006. In connection with the term loan we amended our senior credit facility effective September 20, 2005 to permit the issuance of this letter of credit.

At December 31, 2004, Premier Boxboard was the borrower under a credit facility with an aggregate outstanding principal amount of $632 thousand, consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $632 thousand letter of credit balance, which expired on June 20, 2005 and was not renewed. Premier Boxboard placed $614 thousand of available cash into a trust account to replace the expired letter of credit.

Since December 31, 2004, except as described above, there have been no material changes in our obligations with respect to the debt obligations of these joint ventures, or any additional contingencies related to buy-sell agreements for our interests in the joint ventures. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Cash from Operations. Cash generated from operations was $13.2 million for the nine months ended September 30, 2005, compared with $28.9 million from operations for the same period of 2004. The decrease in 2005 compared to the same period in 2004 was due primarily to a $13.1 million pension contribution made in September 2005, $3.8 million in payments in 2005 for bonuses earned in 2004, $4.3 million in payments for restructuring costs, and changes in working capital of $6.1 million. The changes in working capital are primarily due to changes in inventory, accounts payable and accrued liabilities. These decreases were partially offset by an increase in distributions of earnings from our joint venture partners, Standard Gypsum and Premier Boxboard, of $10.7 million.

Capital Expenditures. Capital expenditures were $17.9 million for the nine months ended September 30, 2005 versus $15.6 million for the same period of 2004. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2005. To conserve cash, we intend to limit capital expenditures for 2005 to cost reduction, productivity improvement and replacement projects.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant developments with respect to our contractual obligations since December 31, 2004 other than the addition of capital lease obligations in the approximate amount of $1.7 million for the nine months ended September 30, 2005. The expected lease payments in 2006 and 2007 are approximately $557 thousand and $557 thousand, respectively.

Subsequent Events

In October 2005 we purchased $5.0 million of our 9 7/8% senior subordinated notes in the open market for approximately $4.9 million.

In October 2005, we announced the permanent closure of our DeQuincy tube plant located in DeQuincy, Louisiana. We expect to incur $165 thousand in severance and termination benefits and $25 thousand in other exit costs. The DeQuincy tube plant is expected to cease operations by the end of the year in order to facilitate customer transition to our other tube facilities.

On November 1, 2005, we announced the expected sale of our Hunt Valley carton plant located in Hunt Valley, Maryland. The sale is projected to be completed by December 31, 2005. The parties have not entered into a definitive agreement, but are in the process of negotiating the final terms.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, the degree of market receptiveness to price increases and energy surcharges, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to service our substantial indebtedness, unforeseen difficulties with the integration of our accounting and control operations, IT systems or legal function. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting. There was no change to our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 11, 2005 Region V of the Environmental Protection Agency filed an administrative complaint against the Company for its alleged failure to timely file completed emergency and hazardous chemical inventory forms, pursuant to the Emergency Planning and Community Right-to-Know Act (EPCRA), for calendar years 2001 and 2002. The EPA proposed fines totaling $74 thousand. The Company was working with the EPA and had filed, prior to commencement of the administrative action, inventory forms for the relevant calendar years. The Company and the EPA reached an agreement in principle to resolve this matter. The Company agreed to accept these violations and pay a reduced penalty of $40 thousand. The Company has reviewed and updated its compliance activities and management believes this process will enable the Company to comply prospectively with EPCRA filing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no transactions to report for the three months ended September 30, 2005.

In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flow performance improve. Our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

ITEM 5. OTHER INFORMATION

On November 7, 2005 the Company amended its existing Change in Control Severance Agreements with its named Executives in connection with the Compensation and Benefits Committee’s (of the Company’s Board of Directors) annual review of agreements with management. The Change in Control Severance Agreements generally afford the Company continuity of operations in the event of a change in control, which may otherwise result in the departure or distraction of management personnel to the detriment of the Company and its shareholders.

The amendments will, in the event that the there is a change in control precipitating the termination of an Executive’s employment, additionally require the Company to: issue cash payments to Senior Management for projected incentive plan payments equal to the average annual incentive bonus paid to the Executive in the last two years; continue health and welfare benefits to the Executive and the Executive’s dependents on substantially the same basis as the health and welfare benefits offered to the Executive immediately before termination; and ensure compliance with Internal Revenue Code Section 280 G.

On November 7, 2005 the Company amended its Supplemental Executive Retirement Plan (SERP) in connection with the Compensation and Benefits Committee’s (of the Company’s Board of Directors) annual review of agreements with management. The SERP generally supplements the Company’s other retirement benefits by providing to certain Executives additional retirement benefits to which they otherwise would be entitled under the registrant’s pension plan in the absence of limitations imposed by the Internal Revenue Code.

The November 7th amendments will: ensure compliance with Internal Revenue Code Section 409A; diminishing risks for Executives in the Plan, caused in part by the Company’s decision to freeze its qualified defined benefits plan as of January 1, 2005, by adding optional forms of payment; and clarify certain plan provisions to conform with procedures and calculations under the Company’s defined contribution plan and more clearly define the operation of the plan.

ITEM 6. EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

Date: November 8, 2005

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.1†	—	Caraustar Industries, Inc. Restoration Plan Amendment, dated as of August 11, 2005

10.2†	—	Caraustar Industries, Inc. Restoration Plan Amendment, dated as of November 7, 2005

10.3†	—	Sixth Amendment to Credit Agreement, dated as of September 20, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent

10.4†#	—	Change is Control Severance Agreement, dated November 7, 2005 between the Company and the officers of the Company

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

#	This exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Michael J. Keough, Ronald J. Domanico, William A. Nix, III, Jimmy A. Russell, Thomas C. Dawson, John R. Foster, Steven L. Kelchen, Gregory B. Cottrell, Barry A. Smedstad