Form 10-K
period 2005-12-31
CARAUSTAR INDUSTRIES INC
filed 2006-03-16
CIK 825692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20646

CARAUSTAR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

North Carolina	581388387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Austell Powder Springs Road, Suite 300 Austell, Georgia	30106
(Address of principal executive offices)	(Zip Code)

(770) 948-3101

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.10 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, computed by reference to the closing sale price on such date, was $292,921,041. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of March 8, 2006, 29,058,770 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

INTRODUCTION

Caraustar Industries, Inc. operated its business through 25 subsidiaries across the United States, Canada, Mexico and the United Kingdom as of the filing date of this report. As used herein the terms, “we,” “our,” “us” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other filings with the Securities and Exchange Commission (“SEC”), free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, contains various “forward-looking statements,” that are based on our beliefs and assumptions, as well as information currently available to us. When possible, we tried to identify these forward-looking statements by using words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “would,” “could,” or “may” and similar expressions in discussing our plans, goals, expectations, forecasts, contingencies, actions, events or other matters that may affect, or be affected by, future events. Our forward-looking statements are subject to numerous risks, assumptions and uncertainties that could cause our actual performance, operating results or condition (financial or otherwise) to differ materially from our historical experience or from the experience we indicate or suggest by these forward-looking statements. Although it is impossible to predict or identify all such factors, we discuss many of these risks, assumptions and uncertainties in the “Risk Factors” section below and elsewhere in this annual report and in our other reports on Forms 8-K, 10-Q and 10-K we file with the SEC from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a major manufacturer of 100% recycled paperboard and converted paperboard products. We manufacture products primarily from recovered fiber, which is derived from recycled paper. We operate in four business segments:

•	Paperboard

•	Recovered fiber

•	Tube, core and composite container

•	Folding carton and custom packaging

We report certain financial information, including sales, results from operations and assets, by segment in the notes to the consolidated financial statements included in Part II, Item 8 of this annual report.

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of our coated recycled paperboard business, our specialty packaging division and our partition operations. The coated recycled paperboard business is a component of the paperboard segment and consists of three paperboard mills located in: Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division is a component of the folding carton and custom packaging segment and consists of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations are a component of the tube, core and composite container segment and consist of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The loss from discontinued operations was $72.1 million and $11.0 million in 2005 and 2004, respectively. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations. The following information and descriptions exclude the businesses we have decided to exit.

Operations and Products

Paperboard. Our principal manufacturing activity is the production of uncoated recycled paperboard. In this manufacturing process, we reduce recovered fiber to pulp, clean and refine it and then process it into various grades of paperboard for internal consumption by our converting facilities or sale in the following four end-use markets:

•	Tube, core and composite containers

•	Folding cartons

•	Gypsum wallboard facing paper

•	Specialty paperboard products

We currently operate a total of 12 paperboard mills, including one owned in our 50% owned Premier Boxboard joint venture. These mills are located in the following states: Georgia, Indiana, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington and Virginia.

In 2005, approximately 51% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 49% was sold to external customers and represented 20% of our 2005 sales of $862.4 million. Sales of unconverted paperboard to external customers as a percentage of total sales were as follows (excludes sales from the Premier Boxboard joint venture):

	Years Ended December 31,
End-Use Market	2003	2004	2005
Tube, core and composite containers	2%	2%	2%
Folding cartons	2%	2%	2%
Gypsum wallboard facing paper	5%	5%	4%
Specialty paperboard products(1)	12%	12%	12%

	21%	21%	20%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

Three of our paperboard mills operate specialty converting facilities that supply other specialty converted and laminated products to the bookbinding, game, printing and furniture industries. We operate a specialty converting facility that supplies die cut and foam laminated products and manufactures specialty paperboard products.

Recovered Fiber. We operate 8 stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Our recovered fiber recycling and processing facilities sort and bale recovered fiber and then either transfer it to our mills for processing or sell it to third parties. Sales of recovered fiber to external customers accounted for 6%, 9% and 10% of our sales in 2003, 2004 and 2005, respectively.

Tube, Core and Composite Container. Our largest integrated converting operation is the production of tubes and cores. The principal applications of these products are cloth cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 36 tube and core converting plants obtain approximately 85% of their paperboard needs from our paperboard mills and the remaining 15% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

We continually seek to expand our presence in the markets for more innovative tubes and cores, which require stronger paper grades, higher skill and new converting technology. These markets include the yarn carrier and plastic film markets, as well as the market for cores used in certain segments of the paper industry. We believe these markets offer growth potential, as well as potentially higher operating margins.

In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 37%, 35% and 36% of our sales to external customers in 2003, 2004 and 2005, respectively.

Our tube, core and composite container segment also produces composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. The group has 4 composite container plants located in Stevens Point, Wisconsin; Saint Paris, Ohio; Covington, Georgia, and Orrville, Ohio and a transportation operation in Ohio. Composite container sales accounted for 5% of our sales to external customers in 2003, 2004 and 2005.

We manufacture injection-molded and extruded plastic products, including plastic cores for the textile industry, plastic cores for the film, paper and other industries, plastic parts that are used as components of composite containers and other specialized products. These plastic products are, to a large extent, complementary to our tube and core products. We own a company in Union, South Carolina that produces such plastic products. We produce plastic cartridges at a facility located in New Smyrna Beach, Florida. Plastic products and related sales to external customers accounted for 2% of our sales to external customers in 2003, 2004 and 2005.

Folding Carton and Custom Packaging. We manufacture folding cartons and rigid set-up boxes at 12 plants. These plants obtain approximately 57% of their paperboard needs from our paperboard mills and the remaining 43% from other manufacturers. The paperboard purchased from other manufacturers is primarily paperboard grades not manufactured by our mill system. Our folding cartons and rigid set-up boxes are used principally as containers for paper goods, hardware, candy, sporting goods, frozen foods, dry food, film and various other industrial applications, including textile and apparel.

Folding carton and custom packaging sales accounted for 28%, 27% and 26% of our sales to external customers in 2003, 2004 and 2005, respectively.

Sales by Segment. Our consolidated sales for the year ended December 31, 2005 were $862.4 million. Our four business segments accounted for the following percentages of sales for that period:

•	Paperboard — 20%

•	Recovered fiber — 10%

•	Tube, core and composite container — 43%

•	Folding carton and custom packaging — 27%

Joint Ventures. We currently operate one joint venture with Temple-Inland, Inc., Premier Boxboard Limited, in which we own a 50% interest and manage the day-to-day operations. Premier Boxboard produces a lightweight gypsum facing paper along with containerboard grades. We believe that Premier Boxboard Limited is the lowest cost mill in the industry.

During 2005, we had a 50% interest in Standard Gypsum, L.P., another joint venture with Temple-Inland that manufactures gypsum wallboard. Temple-Inland managed the day-to-day operations of our Standard Gypsum joint venture. Effective January 17, 2006, we sold our 50% interest in Standard Gypsum to Temple-Inland. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” for information about the sale of our Standard Gypsum, L.P. joint venture. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings,” for more information about our joint ventures.

In December 2003, the Company formed a joint venture, C.W. Fiber Management LLC, with Wilmington Paper to own and operate a recovered fiber procurement and brokerage operation. Each joint venture partner contributed $150 thousand and owns a 50% interest in the entity. The joint venture is managed by Wilmington Paper.

Raw Materials.

Recovered fiber, derived from recycled paperstock, is the most significant raw material we use in our mill operations. We purchase approximately 24% of our recovered fiber requirements from independent sources, such as major retail stores, distribution centers and manufacturing plants. We obtain the balance from a combination of other sources. We collect some recovered fiber from small collectors and waste collection businesses. Our recovered fiber recycling and processing facilities sort and bale this recovered fiber and then either transfer it to our mills for processing or sell it to third parties. We also obtain recovered fiber from customers of our converting operations and from waste handlers and collectors who deliver loose recovered fiber to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own recovered fiber for our periodic collection.

We closely monitor our recovered fiber costs, which can fluctuate significantly and can materially affect our operating results due both to time lags in implementing responsive price increases and uncertainties regarding our ability to fully implement price increases in response to rising recovered fiber and other operating costs. See “Risk Factors — Our business and financial performance may be harmed by future increases in raw material and other operating costs.” Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. One of these initiatives is to consolidate procurement of recovered fiber in order to maximize efficiency and leverage our scale.

Energy Costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. Our energy costs increased steadily throughout 2005 compared to 2004. In 2004, the average energy cost in our mill system was approximately $57 per ton. In 2005, our energy costs increased by 28.1% to $73 per ton, due primarily to an increase in the cost of natural gas. Until the last several years, our business had not been significantly affected by energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to some more recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent on, and limited by the dynamics described below under “Risk Factors — Our business and financial performance may be harmed by future increases in raw material and other operating costs,” such as the customer relations, competitive, contractual commitments that affect our pricing strategies generally. For more information about our fluctuating energy costs, see “— Risk Factors — Our operating margins and cash flow may be adversely affected by rising energy costs.”

Product Distribution.

Some of our manufacturing and converting facilities have their own sales staff and maintain direct sales relationships with their customers while other facilities use a centralized sales staff. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 173 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

Customers.

We manufacture most of our converted products pursuant to customers’ orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of customers. We do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations. Sales to external customers located in foreign countries accounted for approximately 5.6%, 6.4% and 7.1% of our sales for 2003, 2004 and 2005, respectively.

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

Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our largest competitor in the tube and core market. According to industry data, Sonoco had approximately 50% of the total tube and core market in the United States in 2005. We also compete with several regional companies and numerous small local companies in the tube and core market.

Folding Carton and Custom Packaging. The folding carton and custom packaging market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be stronger in particular geographic areas or market niches. In the markets served by our carton plants, the leading competitors are Graphic Packaging Inc., Rock-Tenn Company and Smurfit-Stone Container Corporation.

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

Up until the recent sale of our 50% interest in our Standard Gypsum joint venture, we had competed in the gypsum wallboard industry through this interest. Standard Gypsum competes, primarily on the basis of product quality, dependability, timeliness of delivery and price, with larger integrated wallboard manufacturers such as

USG Corporation and National Gypsum, who have greater financial resources and superior marketing strength due to their greater number of locations and national presence.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Subsequent Events” for information related to the recent sale of our interest in Standard Gypsum.

Specialty paperboard products. In our sales of specialty products and in sales of recycled paperboard to other manufacturers for the production of tubes, cores and composite containers, folding cartons and boxes and miscellaneous converted products (other than gypsum wallboard facing paper), we compete with a number of recycled paperboard manufacturers, including Rock-Tenn, Smurfit-Stone Container Corporation and The Newark Group, Inc. We believe that none of our competitors is dominant in any of these markets.

Competitive position.

Recovered fiber costs did not change, on average, in 2005 compared to 2004. Our average cost for recovered fiber per ton of recycled paperboard produced was approximately $108 during 2005 and 2004. Although no specific information is available about competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber.

Our relatively low recovered fiber costs are also in part attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into their pulpers. In 2005 and 2004, unbaled recovered fiber represented approximately 3 percent and 4 percent, respectively, of our total recovered fiber purchases. We also use other fiber recovery methods, such as our small baler program, that result in lower recovered fiber costs.

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

Our recycled paperboard mills use substantial amounts of water in the papermaking process. Our mills discharge process wastewater pursuant to wastewater discharge permits into local sewer systems or directly into nearby waters. We use only small amounts of hazardous substances, and we believe the concentration of these substances in our wastewater discharge generally is below permitted maximums. From time to time, the imposition of stricter limits on the solids, sulfides, BOD (biological oxygen demand) or metals content of a mill’s wastewater requires us to alter the content of our wastewater. We can effect reductions by, among other things, additional screening of the wastewater, by otherwise changing the flow of process wastewater from the mill or from pretreatment ponds into the sewer system, and by adding chemicals to the wastewater. We also are subject to regulatory requirements related to the disposal of solid wastes and certain air emissions from our facilities. We are not currently aware of any other required expenditures relating to wastewater discharge, solid waste disposal or air emissions that we expect to have a material adverse effect on our business or financial condition, but we are unable to give assurance that we will not incur material expenditures in these areas in the future.

In addition, under certain environmental laws, we can be held strictly liable if hazardous substances are found on real property we have owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. Although we are aware of issues regarding hazardous substances located at certain owned, operated or off-site facilities in each case we believe that any possible liabilities will not have a material adverse effect on our business or financial position. See “— Risk Factors — We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.”

Employees.

As of the filing of this report, the 102 facilities we operate have approximately 5,440 employees, of whom approximately 4,250 are hourly and 1,190 are salaried. Approximately 2,000 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2006-2009. Although we consider our relations with our employees to be good, we can give no assurance that we will be able to renegotiate on terms satisfactory to us our union contracts that expire in 2006 which cover approximately 554 of our hourly employees.

Executive Officers.

The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)

Michael J. Keough (54)	President and Chief Executive Officer; Director

President and CEO since 1/2005; Senior Vice President and Chief Operating Officer 3/2002-2004; 2000-2002, President and Chief Operating Officer and 1993-2000, Vice President and General Manager, Container Operations, of Gaylord Container Corporation, a manufacturer and distributor of corrugated containers. Director since 10/2002.

Ronald J. Domanico (47)	Senior Vice President and Chief Financial Officer

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

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)

William A. Nix, III (54)	Vice President, Treasurer and Chief Accounting Officer	Since 1/2005; Vice President, Treasurer and Controller 4/2001-2004; 1995-2000, Vice President, Treasurer, AGCO Corporation, a worldwide manufacturer and distributor of agricultural equipment.

Thomas C. Dawson (54)	Vice President, Mill Group	Vice President since 12/2003; employed with Caraustar Mill Group since 1973.

Jimmy A. Russell (58)	Vice President, Industrial and Consumer Products Group	Since 4/1993

Steven L. Kelchen (48)	Vice President, Custom Packaging Group	Since 8/2004 ; 2000-2004 Vice President, Regional Manager, Folding Cartons & Labels’ Smurfit Stone Container Corporation, a leading integrated manufacturer of paperboard and paper-based packaging.

Gregory B. Cottrell (48)	Vice President, Recovered Fiber Group	Since 10/2004; 1994 – 2004 President of Caraustar Recovered Fiber Group

John R. Foster (60)	Vice President, Sales and Marketing	Since 9/1996

Barry A. Smedstad (59)	Vice President, Human Resources and Public Relations	Since 1/1999

Website. Our corporate website is www.caraustar.com. There you can access general information about our company, as well as our SEC filings. See “Introduction” above for more information regarding our website.

ITEM 1A. RISK FACTORS

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. Investors are advised that it is impossible to identify or predict all risks that could affect us. Thus, the risks below are not the only ones facing our Company, and additional risks not currently known to us or that we currently deem immaterial also may impair our business.

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

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs increased steadily throughout 2005 compared to 2004. In 2004, the average energy cost in our mill system was approximately $57 per ton. In 2005, our energy costs increased by 28.1% to $73 per ton, due primarily to an increase in the cost of natural gas. Until the last several years, our business had not been significantly affected by energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to some more recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent on, and limited by the dynamics described above under “— Our business and financial performance may be harmed by future increases in raw material and other operating costs,” such as the customer relations, competitive, contractual issues that affect our pricing strategies generally. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods.

Demand for our products in our four principal end use markets is primarily driven by the following factors:

•	Tube, core and composite container — industrial production, construction spending and consumer nondurable consumption

•	Folding cartons — consumer nondurable consumption and industrial production

•	Gypsum wallboard facing paper — long-term interest rates, single and multifamily construction, repair and remodeling construction and commercial construction

•	Specialty paperboard products — consumer nondurable consumption and consumer durable consumption

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

Our operating results tend to reflect the general cyclical nature of the business in which we operate. In addition, our industry has suffered from excess capacity. Our industry also is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition and volatility within our industry. In the event of a recession, demand and prices are likely to drop substantially. Our profitability historically has been more sensitive to price changes than to changes in volume. Future decreases in prices for our products could adversely affect our operating results. These factors, coupled with our substantially leveraged financial position, may adversely affect our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our senior credit facility and senior subordinated debt obligations impose limitations on our ability to make acquisitions or other strategic investments. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or to do so on terms that we consider favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements included in Part II, Item 8 of this annual report. In addition, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings,” we have provided credit support to our joint ventures for which we could also be liable. We continually assess, and have made recent strategic decisions, including the sale of our Standard Gypsum joint venture, aimed at reducing our overall indebtedness. Our substantial level of indebtedness, including the potential debt reduction mentioned above, increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. We may also obtain additional long-term debt, increasing the risks discussed below. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

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

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. These regulations are complex, and our compliance with them can be affected by a myriad of factors, including rates of production, changes in applicable standards or interpretations, human error, equipment malfunction and other factors. From time to time we have and may continue to find that we have inadvertently failed to meet specific regulations or standards despite our efforts to comply with them. Under environmental laws, we also can be held strictly liable if hazardous substances are found on real property we have ever owned, operated or used as a disposal site. Despite our compliance efforts, risk of environmental liability is part of the nature of our business. We maintain and generate hazardous substances at some facilities, and although we do not believe that any related liabilities or remedial costs will be material, we cannot give assurance that environmental liabilities, including compliance and response costs, will not have a material adverse effect on our business. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, failure of indemnitors to fulfill their obligations, or further investigation of the potential health hazards of certain products or business activities.

Our industry is highly competitive and price fluctuations and volatility could diminish our sales volume and revenues.

The industry in which we operate is highly competitive. Our competitors include other large, vertically integrated paperboard, packaging and gypsum wall board manufacturing companies, including National Gypsum Company, The Newark Group, Inc., Rock-Tenn Company, Smurfit-Stone Container Corporation, Sonoco Products Company and USG Corporation, along with numerous smaller paperboard and packaging companies. As a result of product substitution, we also compete indirectly with manufacturers of similar products using other materials. In addition, we face increasing competition from foreign paperboard and packaging producers as a result of the continued migration of U.S. manufacturing offshore to lower labor cost environments and the emergence of new foreign competitors in these countries. We also face competition due to product substitution such as flexible packaging. The industry in which we compete is particularly sensitive to price pressure, as well as other factors, including quality, service, innovation and design, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factors, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have access to greater resources. These companies may be able to adapt more quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close such facilities, which would negatively affect our sales volume and revenues.

We have incurred and may incur additional material restructuring charges in the future, and we may not be successful in achieving the cost reductions contemplated by our recent and future restructuring activities.

Restructuring has been a primary component of our management’s strategy to address the decrease in demand resulting from secular trends and generally weak domestic economic conditions. Between 2001 and 2005, restructuring and asset impairment charges have totaled $190.9 million, of which approximately $166.3 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of transitioning of business within our mill and converting systems to other company facilities. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization. However, we can give no assurance that the cost reductions contemplated by our recent and future restructuring activities will be achieved within the expected time frame, or at all. Any delays or failure in delivering products to our customers due to our facilities rationalization may result in order cancellations or termination of customer relationships, all of which could adversely impact our competitive position and would offset any cost savings we might have achieved. Restructurings involve numerous risks, such as the diversion of management and employee attention, disruptions in customer relationships, production and capacity, and execution risks. Although under current market conditions, we expect that restructuring charges will continue to decline, we may continue to incur material restructuring charges in the future, which may exceed our expectations if market conditions change. The recognition of these restructuring charges can cause our reported financial results for a given period to differ materially from our own expectations and those of investors generally, and can accordingly cause the trading prices of our securities to fluctuate significantly depending on the degree to which investors consider these charges relevant in evaluating our financial results and prospects.

Significant disruptions to our operations may materially and adversely affect our earnings.

We operate approximately 100 mills and converting facilities in the United States and in certain foreign countries. Natural disasters, such as hurricanes, tornadoes, fires, ice storms, wind storms, floodings and other weather conditions, unforeseen operating problems and other events beyond our control may adversely affect the operations of our mills and converting facilities, which in turn would materially and adversely affect our earnings. Any losses due to such events may not be covered by our existing insurance policies. In the event that an occurrence of a natural disaster affected multiple locations, this event could materially and adversely affect our earnings.

In addition, a significant percentage of our hourly employees are represented by labor unions, with all principal union contracts expiring between 2006 and 2009. Although we consider our relations with our employees to be good, we cannot provide any assurance that the union contracts will be renewed in a timely manner, on terms acceptable to us, or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

Our business is subject to changing regulation of corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

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

Because these new and changed laws, regulations and standards are subject to varying interpretations, their application in practice may continue to evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and impose additional costs on us to revise our disclosure and governance practices accordingly.

The failure to effectively modernize and implement our information systems will adversely affect our operations, and the failure to complete the transition to our new information infrastructure could adversely affect our business.

The success of our business has become increasingly dependent on our ability to integrate computer technology into our operations. Complex computer systems have become indispensable to the timely processing of the volume of transactions generated by our daily operations. Our ability to obtain and service business depends on our ability to convey, internally and externally, accurate and timely information processed on these complex systems. We are in the process of replacing our core systems and reengineering our processes. These systems are very complex and interdependent and are critical to our success. Due to the extensive replacement of these systems and processes we are at risk for a system failure that could, among other problems, result in service interruptions or the production of incorrect data. Such system, process or programming failures, or the cumulative effect of such failures, including any resulting reliance upon information found to be inaccurate or unreliable, could result in the loss of existing customers, difficulty attracting new customers, problems in determining cost of production and establishing appropriate pricing, regulatory problems, increases in operating expenses and other material adverse consequences or material effects on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2005.

ITEM 2. PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities as of the filing of this report. Unless otherwise indicated, we own these facilities.

Type of Facility	Number of Facilities	Locations

PAPERBOARD

Paperboard Mills (1)	14

Versailles, CT; Austell, GA (Mill #1); Austell, GA (Mill #2); Austell, GA (Sweetwater); Tama, IA; Lafayette, IN; Charlotte, NC; Cincinnati, OH; Rittman, OH; Sinking Spring, PA; Taylors, SC; Chattanooga, TN; Richmond, VA; Tacoma, WA

Specialty Converting Plants	4	Austell, GA; Charlotte, NC; Mooresville, NC; Taylors, SC

RECOVERED FIBER

Recovered Fiber Collection and Processing Plants (2)	8	Columbus, GA; Dalton, GA; Doraville, GA; Charlotte, NC; Cleveland, OH; Hardeeville, SC; Texarkana, TX (leased); Pasadena, CA (leased)

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants	36

Linden, AL; Crossett, AR; McGehee, AR (leased); Phoenix, AZ (leased); Vacaville, CA; Kingston, Ontario, Canada; Scarborough, Ontario, Canada; Cantonment, FL; Palatka, FL; Austell, GA; Cedar Springs, GA; Dalton, GA; Beardstown, IL; Franklin, KY; West Monroe, LA; Grand Rapids, MI; Saginaw, MI; Corinth, MS; Kernersville, NC; Minerva, OH; Toledo, OH; Lancaster, PA (leased); Rock Hill, SC; Taylors, SC; Amarillo, TX (leased); Arlington, TX; Silsbee, TX; Texarkana, TX; Leyland, Lancaster, United Kingdom; Salt Lake City, UT (leased); Danville, VA; Franklin, VA; West Point, VA; Weyers Cave, VA; Tacoma, WA; Asheville, NC

Composite Container Plants	4	Orrville, OH; Saint Paris, OH; Stevens Point, WI; Covington, GA

Specialty Converting Plants	7	Austell, GA; Lancaster, PA; Arlington, TX; Tacoma, WA; Covington, GA; Litchfield, IL; Frenchtown, NJ

Plastics Plants	2	New Smyrna Beach, FL (leased); Union, SC

Special Services and Other Facilities	2	Kernersville, NC (leased); Saint Paris, OH

Type of Facility	Number of Facilities	Locations

FOLDING CARTON AND CUSTOM PACKAGING

Carton Plants	11	Denver, CO; Versailles, CT; Burlington, NC; Randleman, NC; Mentor, OH; Grand Rapids, MI; St. Louis, MO; York, PA; Kingston Springs, TN; Chicago, IL (leased); Charlotte, NC

Contract Packaging and Contract Manufacturing Plants	5	Robersonville, NC; Bucyrus, OH; Strasburg, OH; Clifton, NJ; Pine Brook, NJ (leased);

Special Services	3	Versailles, CT; Grand Rapids, MI; Cleveland, OH

JOINT VENTURES

Gypsum Wallboard (3)	2	Cumberland, TN (50% interest); McQueeney, TX (50% Interest)

Paperboard Mill	1	Newport, IN (50% interest)

Tube and Core Plant	1	Mexico City, Mexico (65% interest)

Tube and Core Specialty Converting Facility	1	Mexico City, Mexico (65% interest)

Recovered Fiber Facility	2	Los Angeles, CA (24.5% interest) Pinebrook, NJ (50% interest)

(1)	All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Rittman, OH, Tama, IA and Versailles, CT paperboard mills, which also produce clay-coated recycled boxboard.
(2)	Recovered fiber collection and/or processing also occurs at each of our mill sites and all of our carton plants and tube and core plants.
(3)	The two gypsum wallboard facilities are managed by our joint venture partner.

ITEM 3. LEGAL PROCEEDINGS

From time to time claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is currently a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $.10 par value (the “Common Shares”), are traded on the National Association of Securities Dealers, Inc. NASDAQ National Market System (“NASDAQ”) under the symbol CSAR. As of March 9, 2006, there were approximately 490 shareholders of record and, as of that date, we estimate that there were approximately 2,700 beneficial owners holding stock in nominee or “street” name and approximately 1,300 holders of shares in the Company’s 401(k) plan. The table below sets forth quarterly high and low stock prices during the years 2004 and 2005.

	High	Low
2004

First Quarter	$15.26	$9.76
Second Quarter	14.76	10.90
Third Quarter	17.23	11.76
Fourth Quarter	17.42	14.25
2005

First Quarter	$17.00	$12.12
Second Quarter	13.95	8.12
Third Quarter	12.38	10.23
Fourth Quarter	11.38	8.53

The Company suspended dividend payments in 2002 and does not expect to distribute dividends until our earnings performance and cash flow performance improve. As described in Part II, Item 7 under “— Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

The following table sets forth all purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month for 2005.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under Plans or Programs
January 1 — January 31, 2005	—	—	—	—
February 1 — February 28, 2005	—	—	—	—
March 1 — March 31, 2005	—	—	—	—
April 1 — April 30, 2005	—	—	—	—
May 1 — May 31, 2005	255	$10.31	—	—
June 1 — June 30, 2005	1,534	$11.14	—	—
July 1 — July 31, 2005	—	—	—	—
August 1 — August 31, 2005	—	—	—	—
September 1 — September 30, 2005	—	—	—	—
October 1 — October 31, 2005	—	—	—	—
November 1 — November 30, 2005	—	—	—	—
December 1 — December 31, 2005	—	—	—	—

Total	1,789	$10.73	—	—

(1)	These shares were surrendered by employees to satisfy the employee’s minimum withholding obligations in connection with the vesting of restricted common stock issued by the Company. The Company does not consider the purchase of shares from employees in this context to be pursuant to a publicly announced plan or program. The table excludes shares withheld from employees in “cashless exercises” to satisfy minimum tax withholding requirements and to pay the exercise price of options.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)
Summary of Operations
Sales	$862,421	$871,485	$808,368	$751,629	$726,624
Cost of sales	728,047	721,171	657,941	622,808	566,717
Selling, general and administrative expenses	122,270	119,752	128,464	118,532	124,263
Goodwill impairment	39,344	—	—	—	—
Restructuring and other impairment costs	1,162	12,649	17,774	10,834	7,134
Gain on sale of real estate	—	10,323	—	—	—

Income (loss) from operations	(28,402)	28,236	4,189	(545)	28,510
Other (expense) income:
Interest expense	(41,693)	(41,892)	(43,139)	(37,847)	(40,895)
Interest income	2,629	948	528	1,652	986
Loss on extinguishment of debt	—	—	—	—	(4,305)
Write-off of deferred debt costs	—	—	(1,812)	—	—
Equity in income (loss) of unconsolidated affiliates	37,043	25,251	8,354	2,488	(2,610)
Other, net	430	(1,099)	92	(246)	(674)

	(1,591)	(16,792)	(35,977)	(33,953)	(47,498)

(Loss) income from continuing operations before minority interest and income taxes	(29,993)	11,444	(31,788)	(34,498)	(18,988)
Benefit (provision) for income taxes	(1,616)	(4,273)	11,464	12,018	6,392
Minority interest in (income) losses	273	(184)	196	235	180

(Loss) income from continuing operations	(31,336)	6,987	(20,128)	(22,245)	(12,416)
(Loss) income from discontinued operations	(105,922)	(16,773)	(10,542)	6,720	(3,307)
Benefit (provision) for income taxes on discontinued operations	33,872	5,807	3,635	(2,395)	1,121

(Loss) income from discontinued operations	(72,050)	(10,966)	(6,907)	4,325	(2,186)

Net (Loss) income	$(103,386)	$(3,979)	$(27,035)	$(17,920)	$(14,602)

Diluted weighted average shares outstanding	28,774	28,654	27,993	27,871	27,845
Per Share Data — Diluted
(Loss) income from continuing operations	$(1.09)	$0.25	$(0.72)	$(0.80)	$(0.44)
(Loss) income from discontinued operations	(2.50)	(0.39)	(0.25)	0.16	(0.08)
Net (loss) income	(3.59)	(0.14)	(0.97)	(0.64)	(0.52)
Cash dividends declared	0.00	0.00	0.00	0.00	0.18
Market price on December 31	8.69	16.82	13.80	9.48	6.93
Shares outstanding, December 31	28,786	28,753	28,222	27,907	27,854
Total Market Value of Common Stock	$250,150	$483,625	$389,464	$264,558	$193,028
Balance Sheet and Other Data
Cash and cash equivalents	$95,152	$89,756	$85,551	$34,314	$64,244
Property, plant and equipment, net	255,037	388,134	410,772	443,395	450,376
Depreciation and amortization	28,493	30,089	30,991	54,246	64,340
Capital expenditures	24,272	20,891	20,006	22,542	28,059
Total assets	859,132	959,705	960,255	990,333	960,981
Current maturities of long-term debt	85	80	106	70	48
Long-term debt, less current maturities	492,305	506,141	531,001	532,715	508,691
Shareholders’ equity	108,396	217,252	219,877	241,681	279,579
Total shareholder’s equity and debt	$600,786	$723,473	$750,984	$774,466	$788,318

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The folding carton and custom packaging segment produces printed and unprinted folding carton and set-up boxes and provides contract manufacturing and packaging services.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 51% in 2005. The remaining 49% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint ventures Premier Boxboard Limited and Standard Gypsum, LP. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment and profitability, restructuring activities have become an important element of our strategy. Our recent sale of our interest in Standard Gypsum, along with our recently announced intention to exit the coated recycled paperboard, specialty contract packaging and partition businesses, are part of our strategic transformation plan to reduce our debt and better position us to compete and leverage our expertise in our core businesses.

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

We are a holding company that operates our business through 25 subsidiaries as of the date of this filing. We also own a 50% interest in one joint venture with Temple-Inland, Inc. and owned another one during 2005 that we sold subsequent to year-end. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings” below.

Key Business Indicator and Trends

Our industry has historically been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. These demand drivers tend to be cyclical in nature, with cycles lasting 3 — 5 years depending on such factors as gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume, revenue and profitability in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. Since 2002 our industry has improved but has not returned to historical levels of demand and capacity utilization. While we believe that future operating results may improve, we cannot ascertain when or to what extent this may occur.

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

Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 — 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to lower labor cost environments and product substitution such as the replacement of paperboard carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect operating results. We further expect these trends to be somewhat offset by the improving domestic economy, increased market share and our own paperboard mill capacity reductions. Recent industry improvement in operating rates has been driven by paperboard mill closures, as over 1.7 million tons of capacity, or approximately 20% of the recycled paperboard mill total capacity, was closed from 2001 through 2004. We have closed approximately 323 thousand tons of our own paperboard mill capacity during this period to better match our supply capabilities to demand.

Industry Source: American Forest and Paper Association.

(1)	The decline in 2005 was primarily driven by downtime associated with an equipment upgrade at our Sweetwater Paperboard mill. Also note that these rates exclude our 50% owned joint venture, Premier Boxboard, which we operate.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and 2005, restructuring and asset impairment charges have totaled $190.9 million, of which approximately $166.3 million have been noncash charges, see “Results of Operations 2005 — 2004” and “Results of Operations 2004 — 2003.” We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. Restructuring charges increased in 2005 versus 2004 but we believe that future earnings and cash flows will be favorably impacted by our continued efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged $108 during 2004 and 2005.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. In 2003, the average energy cost in our mill system was approximately $61 per ton compared to $57 per ton in 2004, a 6.1% decrease. In 2005 energy costs averaged $73 per ton, an increase of 28.1% from 2004. Until the last few years, our business had not been significantly affected by energy cost increases, and we historically have not passed increases in energy costs through to our customers. Consequently, as the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “— Risk Factors — Our operating margins may be adversely affected by rising energy costs.”

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

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments which have averaged less than 1% of sales for the years ended December 31, 2005, 2004 and 2003 are provided for in the same period as the related revenues are recorded and are determined based on historical experience or specific customer arrangements.

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. When we become aware of a customer whose financial viability is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for current shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for noncollectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2005, 2004 and 2003 was $2.3 million, $3.1 million and $4.2 million, respectively, and our provision for uncollectible accounts was $270 thousand, $1.8 million and $4.0 million for the years ending 2005, 2004 and 2003, respectively. The decline in our provision during 2005 primarily resulted from recoveries of previously reserved accounts. While our credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

Inventory. Inventories are carried at the lower of cost or market. Cost includes raw materials, direct and indirect labor, employee benefits, energy and fuel, depreciation, chemicals and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. Inventory over six months old is generally deemed unsaleable at first quality prices unless customer arrangements or other special circumstances exist. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory; however, in 2005, 2004 and 2003, these write-offs, other than those related to specific customer bankruptcies, were insignificant.

Goodwill. We test the carrying amount of goodwill at least annually as of the beginning of the fourth quarter and whenever events or circumstances indicate that impairment may have occurred. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Impairment testing is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and is based on a discounted cash flow approach to determine the fair value of each reporting unit. The determination of fair value requires significant management judgment including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. We also test the sensitivities of fair value estimates to changes in our growth assumptions of sales volumes, selling prices and costs. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment is indicated. If a possible impairment is indicated, we estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the unit excluding goodwill to the total fair value of the unit attributed to those net assets. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. We also use judgment in assessing whether we should test more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition, product changes and other external events may require more frequent assessments. Our most recent annual impairment test was performed November 1, 2005 and did not result in an impairment. However, recognizing certain impairment indicators related to the decision to exit the coated recycled paperboard business, we retested goodwill as of December 31, 2005 and recorded a $39.3 million impairment. An additional $10.5 million of goodwill was impaired which was in our paperboard segment and was a result of our decision to exit the coated recycled paperboard business. See additional discussion regarding our discontinued operations in the notes to our financial statements in Part II, Item 8. We believe that our remaining goodwill balance of $129.3 million is not impaired.

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

Impairment charges related to property plant and equipment of $83.7 million and $1.8 million were recorded in 2005 and 2004, respectively. Of the $83.7 million of impairment charges recorded in 2005, $82.7 million was recorded in the results of discontinued operations during the fourth quarter of 2005. The charges represent the difference between the carrying value of the assets and estimated fair value. The 2005 impairment was primarily the result of our decision to exit the coated recycled paperboard and specialty contract packaging business.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers’ compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid and discounted to present value, represents the liability that we record in our financial statements. The primary controllable driver of our workers’ compensation liability is the loss development factor that estimates the amount to which one dollar in actual claims incurred will ultimately grow over the life of the claim, which may be several years. A 10.0% increase in the loss development factors utilized for 2005 would have resulted in a $419 thousand increase in workers’ compensation expense and accrued liability at December 31, 2005. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor of 47 days. The lag factor represents an estimate based on historical experience of claims that have been incurred and should be recorded as a liability, but have not been reported. A 10.0% increase in the lag factor would have resulted in a $316 thousand increase in our healthcare costs and accrued liability at December 31, 2005. Future actual costs related to self-insured coverages will depend on claims incurred, medical cost trends, which have increased in recent years, safety performance and various other factors related to our employee population, which has decreased in recent years. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

At December 31, 2005 and 2004, we had net federal and state deferred tax assets related to net operating losses of $53.4 and $44.3 million, respectively. At December 31, 2005 and 2004 the Company established valuation allowances of $12.0 and $6.4 million for a portion of these deferred tax assets, respectively. For additional information, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this annual report.

Pension and Other Postretirement Benefits. We maintain a noncontributory, defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During September 2005, the Company contributed $13.1 million to the Pension Plan relating to the 2004 plan year and there were no contributions made in 2004 relating to the 2003 plan year. Based on our current estimate of future funding requirements, we do not expect that we will be required to make a contribution during the year ended December 31, 2006.

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

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP was unfunded at December 31, 2005.

The determination of our Pension Plan and SERP benefit obligations and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions we used to determine our Pension Plan’s projected benefit obligation as of:

	December 31,
	2004	2005
Weighted average discount rate	5.75%	5.75%
Weighted average rate of compensation increase	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	December 31,
	2003	2004	2005
Weighted average discount rate	6.75%	6.25%	5.75%
Weighted average expected rate of return on plan assets	9.00%	9.00%	8.50%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

In developing the weighted average discount rate, we evaluated input from our actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was 5.75% at December 31, 2005 and December 31, 2004. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from our actuaries, we concluded that a discount rate of 5.75% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2005 projected benefit obligation of approximately $4.4 million and estimated 2005 net pension expense of approximately $549 thousand.

In developing our weighted average expected rate of return on plan assets, we evaluated such criteria as return expectations by asset class and long-term inflation assumptions. Our expected weighted average rate of return is based on an asset allocation assumption of 54% equity, 25% fixed income and 21% investment in a portfolio of hedge funds. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As a result of this analysis, we concluded that the expected weighted average rate of return of 9.0% for December 31, 2004 should be lowered to 8.5% for December 31, 2005. A 0.25% change in the weighted average expected rate of return would change estimated 2005 net pension expense $218 thousand.

Although no contribution was required in 2005, we contributed $13.1 million in the third quarter of 2005. Primarily as a result of a change in our mortality assumptions, the under-funded status of our Pension Plan and the SERP increased by approximately $9.8 million in 2005. We believe the change in our mortality assumptions is more representative of the Plan’s participant demographics. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

We also provide postretirement medical benefits at certain of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $195 thousand, $178 thousand and $503 thousand for the years ended December 31, 2003, 2004 and 2005, respectively. The accumulated postretirement benefit obligations at December 31, 2004 and 2005 were determined using a weighted average discount rate of 5.75%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 10.0% in 2005, decreasing 1.0% each year to 5.0% by the year 2010 and decreasing 0.5% to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $660 thousand and $565, respectively and this would have increased or decreased net periodic postretirement benefit cost by approximately $43 thousand and $37 thousand, respectively, for the year ended December 31, 2006.

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly affect depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet.

Results of Operations 2004 — 2005

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average selling price and average cost per ton, is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See “Risk Factors” in Part I, Item 1 for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Years Ended December 31,		Change	% Change
	2004	2005
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	673.4	642.7	(30.7)	(4.6)%
Purchases from external sources	123.4	113.8	(9.6)	(7.8)%
Volume from discontinued operations	315.4	320.8	5.4	1.7%

Total paperboard tonnage	1,112.2	1,077.3	(34.9)	(3.1)%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	246.6	235.9	(10.7)	(4.3)%
Purchases from external sources	45.3	41.2	(4.1)	(9.1)%

Tube, core and composite container converted products	291.9	277.1	(14.8)	(5.1)%
Unconverted paperboard shipped to external customers	45.9	45.7	(0.2)	(0.4)%
Volume from discontinued operations	1.0	1.0	—	—

Tube, core and composite container volume	338.8	323.8	(15.0)	(4.4)%
Folding carton volume
Paperboard (internal)	6.6	5.2	(1.4)	(21.2)%
Purchases from external sources	70.2	66.0	(4.2)	(6.0)%

Folding carton converted products	76.8	71.2	(5.6)	(7.3)%
Unconverted paperboard shipped to external customers	54.1	51.3	(2.8)	(5.2)%
Volume from discontinued operations	275.4	281.4	6.0	2.2%

Folding carton volume	406.3	403.9	(2.4)	(0.6)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	101.0	80.2	(20.8)	(20.6)%
Specialty paperboard products volume
Paperboard (internal)	76.9	76.7	(0.2)	(0.3)%
Purchases from external sources	7.9	6.6	(1.3)	(16.5)%

Other specialty converted products	84.8	83.3	(1.5)	(1.8)%
Unconverted paperboard shipped to external customers	142.3	147.7	5.4	3.8%
Volume from discontinued operations	39.0	38.4	(0.6)	(1.5)%

Specialty paperboard products volume	266.1	269.4	3.3	1.2%

Total paperboard tonnage	1,112.2	1,077.3	(34.9)	(3.1)%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$446	$459	$13	2.9%
Average recovered fiber cost	108	108	—	—
Tube and core facilities:
Average selling price	$892	$947	$55	6.2%
Average paperboard cost	479	494	15	3.1%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Years Ended December 31,		Change	% Change
	2004	2005
Paperboard
Unconverted paperboard shipped to external customers	343.4	324.8	(18.6)	(5.4)%
Paperboard shipped internally to converters in the paperboard segment	55.1	54.0	(1.1)	(2.0)%
Paperboard purchased externally by converters in the paperboard segment	0.4	0.6	0.2	50.0%
Volume from discontinued operations	208.5	214.6	6.1	2.9%

Total volume	607.4	594.0	(13.4)	(2.2)%

Tube, core and composite container
Paperboard (internal)	268.3	258.6	(9.7)	(3.6)%
Purchases from external sources	52.9	47.2	(5.7)	(10.8)%
Volume from discontinued operations	15.6	16.2	0.6	3.8%

Total volume converted	336.8	322.0	(14.8)	(4.4)%

Folding carton and custom packaging
Paperboard (internal)	6.6	5.3	(1.3)	(19.7)%
Purchases from external sources	70.1	66.0	(4.1)	(5.8)%
Volume from discontinued operations	91.3	90.0	(1.3)	(1.4)%

Total volume converted	168.0	161.3	(6.7)	(4.0)%

Total paperboard tonnage	1,112.2	1,077.3	(34.9)	(3.1)%

Paperboard tonnage. Total paperboard tonnage, including discontinued operations, decreased 3.1% in 2005. Tons sold from paperboard mill production decreased 4.6% in 2005. Total tons sold to our converters, excluding discontinued operations, decreased 4.8% in 2005.

Total paperboard tonnage decreased due to the following factors:

•	Lower sales of unconverted paperboard shipped to our customers in the gypsum wall board facing paper end-user market is due to an equipment upgrade at our Sweetwater mill which temporarily decreased production. In addition, certain volume was transferred to our 50% owned, unconsolidated, Premier Boxboard mill.

•	A decrease in internal conversion by our tube, core and composite container segment, carton and custom packaging segment and other specialty converting operations. This decrease was driven primarily by lower industry demand.

Sales. Our consolidated sales for the year ended December 31, 2005 decreased 1.0 % to $862.4 million from $871.5 million in 2004. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2004	2005
Paperboard	$185,486	$173,447	$(12,039)	(6.5)%
Recovered fiber	82,373	86,180	3,807	4.6%
Tube, core and composite container	368,604	373,766	5,162	1.4%
Folding carton and custom packaging	235,022	229,028	(5,994)	(2.6)%

Total	$871,485	$862,421	$(9,064)	(1.0)%

Paperboard Segment

Sales for the paperboard segment decreased due to the following factors:

•	Lower sales of approximately $11.1 million due to the June 2004 divestiture of our chemical sales operation combined with the closure of our puzzle operations.

•	Lower volume accounted for approximately $9.6 million of the decrease.

These factors were partially offset by higher selling prices for unconverted paperboard which accounted for an estimated $8.8 million increase in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume which accounted for approximately $6.5 million of the increase partially offset by lower selling prices which accounted for a $3.8 million decrease in sales.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher tube and core selling prices which accounted for approximately $17.5 million of the increase.

This increase was partially offset by the following factors:

•	Lower volume accounted for an approximate $7.7 million decrease in sales.

•	Lower volume for forming sales and other products accounted for an approximate $4.9 million decrease in sales.

Folding Carton and Custom Packaging Segment

Sales for the folding carton and custom packaging segment decreased due to a volume decrease of approximately $5.9 million primarily as a result of ending a relationship with a significant customer with low margins and high credit risk.

Cost of Sales. Cost of sales for 2005 increased $6.9 million from $721.2 million in 2004 to $728.1 million in 2005. This increase was due to the following factors:

•	Higher freight costs of $7.2 million.

•	Higher other manufacturing costs of approximately $7.7 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Higher energy and fuel costs in the paperboard segment of approximately $6.0 million.

•	Higher pension and other employee costs of approximately $3.0 million.

•	Higher repair and maintenance costs in the paperboard segment of approximately $2.4 million.

•	Accelerated depreciation expense of approximately $1.1 million related to the closure of the Palmer carton plant.

These factors were partially offset by the following:

•	Lower cost of sales of approximately $10.6 million due to the divestiture of our chemical sales operation and the closure of our puzzle operations in 2004.

•	Lower cost of sales of approximately $5.4 million driven by lower volume in our carton segment.

•	Lower recovered fiber costs in the paperboard segment, driven by lower volume, accounted for an approximate $3.2 million decrease in cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $122.3 million in 2005, an increase of 2.1% from 2004.

The increase in selling, general and administrative expenses was the result of the following:

•	Higher pension and other employee costs of approximately $4.7 million.

•	Higher employee and administrative costs of approximately $2.0 million related to two initiatives: centralization of our accounting and finance operations and an investment in other back office functions in order to reduce professional fees, purchasing and other costs in the long term.

•	Higher information technology costs of $1.7 related to compliance with the 2002 Sarbanes-Oxley Act and higher costs associated with the implementation of enterprise resource planning software.

These factors were partially offset by the following:

•	Lower professional and consultant fees related to internal control testing and compliance work associated with the Sarbanes-Oxley Act of 2002 and consolidated accounting costs incurred in 2004 of approximately $1.9 million.

•	Elimination of approximately $2.3 million in expenses resulting from the divestiture of the paperboard segment’s chemical sales operation in June of 2004 and closure of the puzzle operation in September 2004.

•	Elimination of approximately $1.8 million in expenses in the carton segment related to the closure of our Charlotte, North Carolina carton plant.

•	Expense of approximately $1.6 million in 2004 related to the vesting of performance accelerated restricted stock.

Goodwill Impairment. For the year ended December 31, 2005, we recorded a $39.3 million goodwill impairment resulting from the loss of synergies that exist between the coated recycled paperboard business and the folding carton and custom packaging segment. The folding carton and custom packaging segment will lose these synergies upon the disposal of the coated recycled paperboard business.

Restructuring and Other Impairment Costs. For the year ended December 31, 2005, we recorded charges totaling $1.2 million for restructuring and other impairment costs. Included in this total were $640 thousand in severance and other termination benefit costs, $1.0 million in other exit costs and a reversal of $509 thousand in loss on disposals. For the year ended December 31, 2004, we recorded charges totaling $12.6 million for restructuring and impairment costs. Included in this total were $4.6 million in severance and other termination benefit costs, $4.4 million in other exit costs and $3.6 million in asset impairment charges. These restructuring plans are a component of management’s strategy to match supply with market demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Income (loss) from operations. Loss from continuing operations for 2005 was $28.4 million, a decrease of $56.6 million compared with operating income of $28.2 million in 2004. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2004	2005
Paperboard	$42,748	$24,738	$(18,010)	(42.1)%
Recovered fiber	3,897	253	(3,644)	(93.5)%
Tube, core and composite container	11,318	6,700	(4,618)	(40.8)%
Folding carton and custom packaging	(6,519)	(36,812)	(30,293)	(464.7)%
Corporate expense	(23,208)	(23,281)	(73)	(0.3)%

Total	$28,236	$(28,402)	$(56,638)	N/A

Paperboard Segment

The decline in income from operations was a result of the following:

•	A gain on sale of real estate of $10.3 million was recorded in July 2004 related to the sale of our Chicago paperboard mill which was permanently closed in January 2001.

•	Higher energy and fuel costs of approximately $6.0 million.

•	Higher pension and other employee costs of approximately $3.9 million.

•	Lower volume accounted for approximately $3.2 million of the decrease.

•	Higher other manufacturing costs of approximately $2.1 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Higher freight costs of approximately $1.9 million.

•	Higher repair and maintenance costs of approximately $2.4 million.

•	Higher selling and general administrative expenses of approximately $700 thousand.

These factors were partially offset by the following:

•	Higher selling prices for unconverted paperboard improved operating results approximately $8.8 million.

•	Lower restructuring costs and savings from closed facilities of approximately $4.4 million.

Recovered Fiber Segment

The decrease in income from operations was primarily due to the following factors:

•	Higher freight costs of approximately $2.2 million.

•	Higher other operating costs of approximately $2.2 million.

These factors were partially offset lower restructuring and impairment costs of approximately $400 thousand.

Tube, Core and Composite Container Segment

Income from operations decreased due to the following factors:

•	Higher other manufacturing costs accounted for approximately $3.4 million of the decrease. These costs increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Lower tube and core volume accounted for approximately $3.6 million of the decrease.

•	Higher pension and other employee costs accounted for approximately $2.7 million of the decrease.

•	Lower forming and other product sales volume and selling prices accounted for approximately $2.3 million of the decrease.

•	Higher freight costs accounted for approximately $2.4 million of the decrease.

These factors were partially offset by the following:

•	Higher selling prices, partially offset by higher paperboard costs, increased income from operations by approximately $11.1 million.

Folding Carton and Custom Packaging Segment

Loss from operations increased due to the following factors:

•	Goodwill of approximately $39.3 million was impaired resulting from lost synergies in the carton segment due to our decision to exit the coated recycled paperboard operations.

•	Higher direct material costs of approximately $1.2 million. These costs increase were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Accelerated depreciation expense of $1.1 million related to the closure of our Palmer carton plant.

These factors were partially offset by the following factors:

•	Lower restructuring costs of approximately $5.0 million.

•	Improved operating results due to closing and consolidating operations and related cost reductions of $4.5 million.

•	Higher selling prices combined with shedding less profitable customers improved operating results by $2.0 million.

Other Income (Expense). Interest expense for 2005 and 2004 was $41.7 million and $41.9 million, respectively. Interest income increased $1.7 million in 2005 primarily as a result of higher cash balances.

Equity in income from unconsolidated affiliates was $37.0 million in 2005, an improvement of $11.8 million over 2004. This increase was due to a $7.9 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices and volume partially offset by higher freight and distribution costs. Premier Boxboard Limited’s results improved $4.1 million in 2005 compared to 2004 primarily due to higher volume and selling prices.

Benefit for income taxes. The effective rate of income tax expense on continuing operations for the year ended December 31, 2005 was 5.4% compared with 37.3% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Discontinued operations. On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of our coated recycled paperboard business, our specialty packaging division and our partition operations. The coated recycled paperboard business is a component of the paperboard segment and consists of three paperboard mills located in: Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division is a component of the folding carton and custom packaging segment and consists of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations are a component of the tube, core and composite container segment and consist of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The loss from discontinued operations was $72.1 million and $11.0 million in 2005 and 2004, respectively. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

Net Loss. Due to the factors discussed above, net loss for 2005 was $103.4 million, or $3.59 net loss per common share, compared to net loss of $4.0 million, or $0.14 net loss per common share, in 2004.

Results of Operations 2003 — 2004

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average selling price and average cost per ton, is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and has fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See “Risk Factors” in Part I, Item 1 for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Years Ended December 31,		Change	% Change
	2003	2004
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	632.2	673.4	41.2	6.5%
Purchases from external sources	105.6	123.4	17.8	16.9%
Volume from discontinued operations	339.6	315.4	(24.2)	(7.1)%

Total paperboard tonnage	1,077.4	1,112.2	34.8	3.2%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	248.1	246.6	(1.5)	(0.6)%
Purchases from external sources	32.7	45.3	12.6	38.5%

Tube, core and composite container converted products	280.8	291.9	11.1	4.0%
Unconverted paperboard shipped to external customers	42.5	45.9	3.4	8.0%
Volume from discontinued operations	0.8	1.0	0.2	25.0%

Tube, core and composite container volume	324.1	338.8	14.7	4.5%
Folding carton volume
Paperboard (internal)	6.4	6.6	0.2	3.1%
Purchases from external sources	66.6	70.2	3.6	5.4%

Folding carton converted products	73.0	76.8	3.8	5.2%
Unconverted paperboard shipped to external customers	55.4	54.1	(1.3)	(2.3)%
Volume from discontinued operations	289.8	275.4	(14.4)	(5.0)%

Folding carton volume	418.2	406.3	(11.9)	(2.8)%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	106.6	101.0	(5.6)	(5.5)%
Specialty paperboard products volume
Paperboard (internal)	52.2	76.9	24.7	47.3%
Purchases from external sources	6.3	7.9	1.6	25.4%

Other specialty converted products	58.5	84.8	26.3	45.0%
Unconverted paperboard shipped to external customers	121.0	142.3	21.3	17.6%
Volume from discontinued operations	49.0	39.0	(10.0)	(20.4)%

Specialty paperboard products volume	228.5	266.1	37.6	16.5%

Total paperboard tonnage	1,077.4	1,112.2	34.8	3.2%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$436	$446	$10	2.3%
Average recovered fiber cost	89	108	19	21.3%
Tube and core facilities:
Average selling price	$862	$892	$30	3.5%
Average paperboard cost	463	479	16	3.5%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Years Ended December 31,		Change	% Change
	2003	2004
Paperboard
Unconverted paperboard shipped to external customers	325.5	343.4	17.9	5.5%
Paperboard shipped internally to converters in the paperboard segment	45.2	55.1	9.9	21.9%
Paperboard purchased externally by converters in the paperboard segment	2.0	0.4	(1.6)	(80.0)%
Volume from discontinued operations	229.1	208.5	(20.6)	(9.0)%

Total volume	601.8	607.4	5.6	0.9%

Tube, core and composite container
Paperboard (internal)	255.1	268.3	13.2	5.2%
Purchases from external sources	37.0	52.9	15.9	43.0%
Volume from discontinued operations	26.7	15.6	(11.1)	(41.6)%

Total volume converted	318.8	336.8	18.0	5.6%

Folding carton and custom packaging
Paperboard (internal)	6.4	6.6	0.2	3.1%
Purchases from external sources	66.6	70.1	3.5	5.3%
Volume from discontinued operations	83.8	91.3	7.5	8.9%

Total volume converted	156.8	168.0	11.2	7.1%

Total paperboard tonnage	1,077.4	1,112.2	34.8	3.2%

Paperboard tonnage. Total paperboard tonnage increased 3.2% in 2004. Tons sold from paperboard mill production increased 6.5% in 2004. Total tons sold to our converters increased 10.0% in 2004.

Total paperboard tonnage increased due to the following factors:

•	An increase in sales of unconverted paperboard to external customers in the other specialty and tube, core and composite container end-use markets.

•	An increase in internal conversion by our specialty paperboard converting operations, tube, core and composite container segment and the folding carton and custom packaging segment.

These increases were partially offset by:

•	A decrease in sales of unconverted paperboard to external customers in the folding carton end-use market, primarily driven by weak demand in our coated paperboard mill system, combined with the closing of one of two coated recycled paperboard machines at our Rittman, Ohio facility.

•	Lower sales of unconverted paperboard shipped to our customers in the gypsum wallboard facing paper end-use market. This decrease was primarily due to the transfer of volume from our Buffalo paperboard mill to our 50% owned, unconsolidated, Premier Boxboard joint venture.

Sales. Our consolidated sales for the year ended December 31, 2004 increased 7.8% to $871.5 million from $808.4 million in 2003. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2003	2004
Paperboard	$173,711	$185,486	$11,775	6.8%
Recovered fiber	47,573	82,373	34,800	73.2%
Tube, core and composite container	357,372	368,604	11,232	3.1%
Folding carton and custom packaging	229,712	235,022	5,310	2.3%

Total	$808,368	$871,485	$63,117	7.8%

Paperboard Segment

Sales for the paperboard segment increased due to the following factors:

•	Higher volume accounted for approximately $10.6 million of the increase.

•	Higher selling prices for unconverted paperboard accounted for approximately $2.5 million of the increase.

•	Higher selling prices and volume in our paperboard converting operations which accounted for approximately $1.2 million of the increase.

These factors were partially offset by the June 2004 divestiture of the chemical sales operation, which accounted for a $2.6 million decrease in sales.

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

These factors were partially offset by a decline in volume in the plastics operations of approximately $1.6 million.

Folding Carton and Custom Packaging Segment

Sales for the folding carton and custom packaging segment increased due to higher carton volume offset by lower selling prices.

Cost of Sales. Cost of sales for 2004 increased 9.6% from $657.9 million in 2003 to $721.2 million. This increase was due primarily to the following factors:

•	A $36.0 million increase in brokered recovered fiber costs primarily due to higher brokered sales.

•	Higher other manufacturing costs of approximately $10.8 million primarily due to increase in sales.

•	An increase in recovered fiber costs of approximately $10.2 million.

•	Higher energy and fuel costs of approximately $5.1 million, primarily due to higher sales volume.

•	Higher repair and maintenance costs in our paperboard segment of approximately $3.6 million.

•	Accelerated depreciation expense of approximately $1.9 million related to the closures of the Charlotte, North Carolina carton plant, the Georgetown, Kentucky plastics plant and the Mooresville, North Carolina puzzle operation. The facilities ceased production in the fourth quarter of 2004 and are a part of our restructuring activities explained below, see “— Restructuring and Impairment Costs.”

These factors were partially offset by a $5.3 million decrease in costs as a result of closed facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.8% from 2003 to $119.8 million in 2004. The decrease in selling, general and administrative expenses was the result of the following:

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

Restructuring and Other Impairment Costs. For the year ended December 31, 2004, we recorded charges totaling $12.6 million for restructuring and other impairment costs. Included in this total were $4.6 million in severance and other termination benefit costs, $4.4 million in other exit costs and $3.6 million in asset impairment charges and loss on disposals. For the year ended December 31, 2003, we recorded charges totaling $17.8 million for restructuring and impairment costs. Included in this total were $2.1 million in severance and other termination benefit costs, $3.6 million in other exit costs and $12.1 million in asset impairment charges. These restructuring plans are a component of management’s strategy to match supply with market demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Gain on Sale of Real Estate. In October 2004, we sold the real estate associated with our Chicago paperboard mill, which permanently closed in January 2001, for $11.1 million, net of expenses, and recorded a gain of $10.3 million.

Income (loss) from operations. Income from operations for 2004 was $28.2 million, an increase of $24.0 million compared with income from operations of $4.2 million in 2003. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2003	2004
Paperboard	$27,163	$42,748	$15,585	57.4%
Recovered fiber	3,012	3,897	885	29.4%
Tube, core and composite container	8,703	11,318	2,615	30.0%
Folding carton and custom packaging	(12,552)	(6,519)	6,033	48.1%
Corporate expense	(22,137)	(23,208)	(1,071)	(4.8)%

Total	$4,189	$28,236	$24,047	574.1%

Paperboard Segment

The increase in income from operations was a result of the following:

•	A gain on sale of real estate of $10.3 million was recorded in 2004 related to the sale of our Chicago paperboard mill which was permanently closed in January 2001.

•	Higher volume accounted for approximately $9.2 million of the increase.

•	Improved operating results of approximately $7.3 million resulting from closing and consolidating facilities.

•	Lower restructuring and impairment costs of approximately $5.1 million.

These factors were partially offset by the following:

•	Higher labor, repairs and maintenance and other manufacturing costs of $11.2 million.

•	Higher recovered fiber costs, partially offset by higher selling prices decreased income from operations approximately $5.6 million.

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

These increases were partially offset by higher accounts receivable reserve expense of approximately $300 thousand.

Folding Carton and Custom Packaging Segment

Loss from operations decreased due to the following factors:

•	Improved operating results of approximately $3.4 million resulting from closing and consolidating facilities.

•	Higher sales contributed income from operations of approximately $1.8 million.

•	Lower accounts receivable reserve expense of approximately $1.3 million.

Other Income (Expense). Interest expense decreased 3.0% to $41.9 million for 2004 from $43.1 million in 2003. This decrease was primarily due to the open market repurchases of our senior subordinated debt in 2004.

Equity in income from unconsolidated affiliates was $25.3 million in 2004, an improvement of $16.9 million over 2003. This increase was due to a $14.2 million improvement in operating results for Standard Gypsum, our gypsum wallboard joint venture with Temple-Inland. The improved results were due primarily to an increase in selling prices, volume and lower freight and distribution costs. Premier Boxboard Limited’s results improved $2.4 million in 2004 compared to 2003 primarily due to higher volume and selling prices.

Benefit for income taxes. The effective rate of income tax expense on continuing operations for the year ended December 31, 2004 was 37.3% compared with a benefit of 36.1% for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Discontinued operations. The loss from discontinued operations was $11.0 million in 2004 and $7.0 million in 2003. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

Net Loss. Due to the factors discussed above, net loss for 2004 was $4.0 million, or $0.14 net loss per common share, compared to net loss of $27.0 million, or $0.97 net loss per common share, in 2003.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “— Risk Factors” in Part I, Item 1. In 2005, we generated $23.9 million in cash from operations. At December 31, 2005 we had $95.2 million of cash on hand and $37.5 million borrowing availability under our senior credit facility. We believe that our cash on hand and borrowing availability under our existing, and expected replacement senior credit facility, will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics, that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Continued increase in fuel costs.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs; and

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

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

The availability of liquidity from our existing borrowings is primarily affected by our continued compliance with the terms of the agreement governing our senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2005. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1, “— Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods”), we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2006. As noted below, however, our senior credit facility matures in June 2006, and we are negotiating to obtain a replacement credit facility. If we are unable to obtain a replacement facility on terms acceptable to us, we may be required to seek funds from other sources in order to meet our liquidity requirements.

Borrowings. At December 31, 2004 and 2005, total debt (consisting of current maturities of debt and long-term debt, as reported on our consolidated balance sheets) was as follows (in thousands):

	2004	2005
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	265,000	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	9,735	4,955
Realized interest rate swap gains (2)	12,736	11,185

Total debt	$506,221	$492,390

(1)	As of December 31, 2005, industrial revenue bonds of $4.7 million (the Sprague bonds) have been included in current liabilities of discontinued operations and are not reflected in the schedule above.
(2)	Net of original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes. As described below under “Interest Rate Swap Agreements,” realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

Our senior credit facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of December 31, 2005, no borrowings were outstanding under the facility; however, an aggregate of $37.5 million in letter of credit obligations were outstanding. Availability under the facility at December 31, 2005 was limited to $37.5 million after taking into consideration outstanding letter of credit obligations.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of between (0.25%) and 0.25% or (2) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 2.00%, with the applicable margin to be set based on our levels of available cash. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR-based loans. At December 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR borrowings was 1.50%.

The facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of our business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at December 31, 2005.

The facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of our Company.

Effective January 17, 2006, we amended our senior credit facility to permit, among other things, the sale of our 50% interest in Standard Gypsum, L.P. to our joint venture partner, Temple-Inland Inc., which we completed on January 17, 2006. See “— Subsequent Events” for more information about the sale of Standard Gypsum, L.P.

As noted above, our senior credit facility matures in June 2006. We are currently negotiating to obtain a new senior credit facility, which we expect will consist of a $110.0 million revolving credit facility and a $35.0 million term loan secured by a first priority security interest in substantially all of our non-real estate assets, including our accounts receivable, inventory and equipment. If we complete this new credit facility, we expect to utilize borrowings under the facility, together with proceeds from the sale of our interest in Standard Gypsum, proceeds from other asset sales and existing cash, to retire long-term debt. Although we believe we will be able secure a new credit facility on the terms described above, we have not obtained a commitment for this facility, and can give no assurance that we will be able obtain a new facility on these terms or other terms acceptable to us. If we are unable to obtain a replacement credit facility, our plans to retire long-term debt and our ability to meet our long-term liquidity requirements could be materially and adversely affected.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of our 7 3/8% senior notes due June 1, 2009. Our 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47%, are unsecured obligations of our Company and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 7 3/8% senior notes. In connection with the offering of our 7 1/4% senior notes and 9 7/8% senior subordinated notes, as described below, our subsidiary guarantors also guaranteed our 7 3/8% senior notes. We have purchased an aggregate of $10.3 million of these notes in the open market. These purchases lowered our interest expense approximately $750 thousand annually.

On March 29, 2001, we issued $29.0 million in aggregate principal amount of 7 1/4% senior notes due May 1, 2010 and $285.0 million in aggregate principal amount of 9 7/8% senior subordinated notes due April 1, 2011. The 7 1/4% senior notes and 9 7/8% senior subordinated notes were issued at a discount to yield effective interest rates of 9.4% and 10.5%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.4%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rates of the 9 7/8% senior subordinated notes. These publicly traded notes are unsecured, but are guaranteed, on a joint and several basis, by all but one of our domestic subsidiaries. During 2005 and 2004 we purchased $7.5 million and $20.0 million in principal amount of our 9 7/8% senior subordinated notes in the open market, respectively. These purchases lowered our interest expense approximately $2.7 million annually.

We have certain obligations and commitments to make future payments under contracts, such as debt and lease agreements. See “— Contractual Obligations” below and the notes to the consolidated financial statements, which detail these future obligations and commitments.

Interest Rate Swap Agreements. Historically, we have used interest rate swaps to effectively convert our fixed rate debt obligations into variable rate obligations. This strategy has been employed in order to effect an optimal balance between fixed rate and variable rate obligations since, historically, variable rate debt obligations are lower cost than fixed rate debt. During 2003, 2004 and 2005 we entered into several interest rates swaps and then unwound those swaps opportunistically for a gain. These gains provided cash to us upon unwinding and lowered our interest expense over the remaining duration of the related debt obligation. As of December 31, 2005 we had no outstanding interest rate swap agreements.

For more information about our interest rate swaps see Note 6 to our consolidated financial statements in Part II, Item 8 of this annual report.

Off-Balance Sheet Arrangements — Joint Venture Financings. As noted above, as of December 31, 2005 we owned a 50% interest in two joint ventures with Temple-Inland, Inc.: Standard Gypsum, L.P. and Premier Boxboard Limited LLC. Because we account for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets. Standard Gypsum manufactures gypsum wallboard, and Premier Boxboard is a low-cost recycled paperboard mill that produces a lightweight gypsum facing paper along with containerboard grades. See Note 7 to our consolidated financial statements in Part II, Item 8 of this annual report for summarized financial information for these joint ventures.

On September 22, 2005 Standard Gypsum refinanced its outstanding letter of credit reimbursement obligations with borrowings under a new term loan in the principal amount of $56.2 million from a replacement lender. The term loan matures in full one year from the agreement date. At December 31, 2005, we were severally obligated for 50% of Standard Gypsum’s obligations for principal, interest, fees and other amounts with respect to the term loan. The other Standard Gypsum partner, Temple-Inland, guaranteed 50% of Standard Gypsum’s obligations. As of December 31, 2005, the outstanding principal balance under the term loan totaled $56.2 million, of which we were obligated for one-half ($28.1 million). Our obligation with respect to the Standard Gypsum term loan was supported by a letter of credit in the face amount of $29.5 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under our senior credit facility and was scheduled to expire in October 2006. The letter of credit permitted the Standard Gypsum lender to draw in the event of a default under the Standard Gypsum loan agreement, including failure by Standard Gypsum to pay any principal, interest or other amounts owing under the term loan. In connection with the term loan, we amended our senior credit facility effective September 20, 2005 to permit the issuance of this letter of credit.

As noted below, on January 17, 2006 we completed the sale of our 50% interest in Standard Gypsum to our joint venture partner, Temple-Inland Inc., for $150.0 million in cash and eliminated our guaranty and letter of credit support obligation with respect to Standard Gypsum’s debt. As a result of this sale, we no longer have any support obligation with respect to Standard Gypsum’s debt.

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

Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that we and our joint venture partner are permitted to make. Premier Boxboard generated sufficient cash flow in 2005 to distribute $13.0 million to us and $13.0 million to our joint venture partner. Based on the 2005 cash flows and expected future cash flows, we do not expect Premier Boxboard to require external funding in the foreseeable future. However, if Premier Boxboard were to require additional funding, our liquidity could be adversely affected. In addition, if we and our joint venture partner were unable to adequately satisfy Premier Boxboard’s funding requirements, its operations, and accordingly, our interest in it, could be adversely affected.

In addition, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by us. In the event of a default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, our interest in Premier Boxboard. As of December 31, 2005, Premier Boxboard was in compliance with its debt covenants.

Additional contingencies relating to our Premier Boxboard joint venture that could affect our liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give us and our joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. We are required, to the extent necessary, to make additional capital contributions to enable the joint venture to meet existing obligations. Under the Premier Boxboard joint venture agreement, in general, mutual buy-sell rights are triggered upon the occurrence of involuntary transfers, and in the event of change of control, actual or imminent, of Temple-Inland or its subsidiaries or in the event of a Deadlock, as defined in the joint venture agreement. The buy-sell provisions are structured such that we are contemplated to be the purchaser in the event of any voluntary transfer of membership interest.

We generally consider our relationship with Temple-Inland to be good with respect to our Premier Boxboard joint venture. However, as described above, we could be required to fund Premier Boxboard’s operations with additional cash contributions to the extent it is unable to fund operations with internally generated cash. We cannot give assurance that material liquidity events will not arise with respect to our joint venture, and the occurrence of any such events could materially and adversely affect our liquidity and financial condition.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations [1]	$481,205	$85	$195	$218,980	$261,945
Interest payment obligations [2]	216,951	45,157	90,292	67,083	14,419
Capital lease obligations	1,190	578	599	13	—
Operating lease obligations	53,256	14,142	18,606	7,783	12,725
Purchase obligations	1,550	626	924	—	—
Other long-term liabilities [3]	1,826	8	413	360	1,045

Total	$755,978	$60,596	$111,029	$294,219	$290,134

[1]	The long-term debt obligation included in this table represents the principal amount to be paid in future periods. The amounts reported on our consolidated balance sheet include realized interest rate swap gains and the mark-to-market value of interest rate swaps. See note 7 to our consolidated financial statements in Part II, Item 8 of this report.
[2]	The long-term debt obligation and interest payment obligation schedule excludes debt and interest from the Sprague bonds of $4.7 million and $4.3 million, respectively. The debt is included in current liabilities of discontinued operations.
[3]	Other long-term liabilities excludes future pension liabilities, other postretirement benefit liabilities and deferred compensation benefit liabilities.

For the purposes of this table, purchase obligations included in the table above are agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. However, this table does not include the aggregate amount of routine purchase orders outstanding as of December 31, 2005, because they are not enforceable and legally binding.

Cash from Operations. Cash generated from operations was $23.9 million for the year ended December 31, 2005, compared with $36.9 million in 2004. The decline in operating cash flow from 2005 to 2004 is primarily attributable to the following factors:

•	A $3.0 million decrease in pension liabilities compared with a $9.1 million increase in pension liabilities for 2004 resulted in a year over year decrease in operating cash flow of $12.1 million. This decrease was primarily attributable to a $13.1 million pension contribution in 2005.

•	A $2.4 million decrease in accrued liabilities compared with a $2.9 million increase in accrued liabilities for 2004 resulted in a year over year decrease in operating cash flow of $5.3 million. This decrease was primarily attributable to a $2.4 million settlement of a lease obligation.

The above factors were partially offset by the following:

•	A $5.7 million decrease in inventories compared with a $1.4 million increase in inventories in 2004 resulted in a year over year increase in operating cash flow of $7.1 million. This increase was primarily the result of management initiatives to reduce inventory levels.

Capital Expenditures. Capital expenditures were $24.2 million in 2005 versus $20.9 million in 2004. Aggregate capital expenditures of approximately $25 million are anticipated for 2006.

Acquisition. In December 2005, we acquired a folding carton plant in Charlotte, North Carolina from the Sonoco Products Company for $11.0 million. We believe that this acquisition is in line with our long-term strategy and will provide solid value to our folding carton and custom packaging segment in the Charlotte area.

Divestiture. In December 2005, we completed the sale of our Maryland based Hunt Valley corrugated operations to Green Bay Packaging, Inc. for $16.8 million. This facility was sold since it was our only corrugated manufacturing plant and had incurred significant losses. We recorded a $3.3 million loss on disposal which was recorded in the results of discontinued operations.

Dividends. In 2002, we suspended dividend payments on our common stock until our earnings performance and cash flow performance improve. As described under “— Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

Inflation

Raw material and energy cost changes have had, and continue to have, a material negative effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

Subsequent Event

On February 27, 2006, we sold our partition business to RTS, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $5.8 million. This business was classified as a discontinued operation as of December 31, 2005.

New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this statement is for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” SFAS 123 (R) (“SFAS No. 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 123. SFAS No. 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAF No. 95, “Statement of Cash Flows.” The approach in SFAS No. 123(R) is generally similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.

We adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As permitted by SFAS No. 123, through December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation costs for employee stock options. We estimate that pretax compensation expense for stock options will be approximately $520 thousand in 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. This change would not have impacted operating cash flows for the years ended December 31, 2005, 2004 and 2003 since we incurred tax losses and any such benefit would have been deferred.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“FIN 47”) an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. The primary objective of FIN 47 is to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform as asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may of may not be within the control of the entity. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. The Company adopted this interpretation December 15, 2005 and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

See Notes to our consolidated financial statements included in Part II, Item 8 regarding other new accounting pronouncements that did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, we had outstanding borrowings of approximately $476.3 million related to the issuance of debt securities registered with the SEC. In June of 1999, we issued $200.0 million of 7 3/8% senior notes at a discount to yield an effective interest rate of 7.47%. After taking into account realized gains from unwinding various interest rates swap agreements, the current effective interest rate is 6.3%. The 7 3/8% senior notes pay interest semiannually, and are our unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% senior notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.4%. The 9 7/8% senior subordinated notes and the 7 1/4% senior notes pay interest semiannually, and are unsecured, but they are guaranteed, on a joint and several basis, by all but one of our domestic subsidiaries.

Our senior credit facility provides a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in our accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50 million for letters of credit, usage of which reduces availability under the facility. Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of between (0.25%) and 0.25% or (2) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 2.00%, with the applicable margin to be set based on our levels of available cash. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR-based loans. At December 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR borrowings was 1.50%. No borrowings were outstanding under the facility as of December 31, 2005, although approximately $37.5 million in letter of credit obligations were outstanding.

In March 2005, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, effectively converted $50.0 million of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on three-month LIBOR plus a fixed margin.

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

There were no interest rate swap agreements outstanding as of December 31, 2005.

Our senior management establishes parameters, which are approved by the Board of Directors, for our financial risk. We do not utilize derivatives for speculative purposes.

The table below provides information about our debt obligations and principal cash flows and related interest rates by expected maturity dates.

	Contractual Maturity Dates
	2006 to 2010	Thereafter	Total
	(In thousands)
Debt Obligations
9 7/8% Senior Subordinated Notes(1)	—	$257,500	$257,500
Average interest rate	—	9.875%	9.875%
7 1/4% Senior Notes(1)	$29,000	—	$29,000
Average interest rate	—	7.25%	7.25%
7 3/8% Senior Notes(1)	$189,750	—	$189,750
Average interest rate	7.375%	—	7.375%

(1)	See notes to our consolidated financial statements included in Part II, Item 8.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,152	$89,756
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,393 and $4,418 in 2005 and 2004, respectively	91,061	102,644
Inventories	70,959	89,044
Refundable income taxes	56	409
Current deferred tax asset	40,259	11,035
Other current assets	21,613	11,059
Investment in unconsolidated affiliate	13,212	—
Assets of discontinued operations held for sale	76,665	—

Total current assets	408,977	303,947

PROPERTY, PLANT AND EQUIPMENT:
Land	7,931	11,856
Buildings and improvements	97,536	138,872
Machinery and equipment	424,503	616,791
Furniture and fixtures	15,071	15,725

	545,041	783,244
Less accumulated depreciation	(290,004)	(395,110)

Property, plant and equipment, net	255,037	388,134

GOODWILL	129,275	183,130
INVESTMENT IN UNCONSOLIDATED AFFILIATES	44,037	59,676
OTHER ASSETS	21,806	24,818

	$859,132	$959,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$85	$80
Accounts payable	78,015	84,890
Accrued interest	7,976	8,810
Accrued compensation	9,146	11,742
Capital lease obligations	542	—
Other accrued liabilities	34,711	34,959
Liabilities of discontinued operations	31,373	—

Total current liabilities	161,848	140,481

OTHER LONG-TERM DEBT, less current maturities	492,305	506,141
LONG-TERM CAPITAL LEASE OBLIGATIONS	561	—
DEFERRED INCOME TAXES	48,699	57,320
PENSION LIABILITY	41,877	32,897
OTHER LIABILITIES	5,446	5,614
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 28,785,519 and 28,753,390 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,879	2,875
Additional paid-in capital	192,673	191,903
Unearned compensation	(3,442)	(4,334)
Retained (deficit) earnings	(54,834)	48,552
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(29,796)	(22,621)
Foreign currency translation	916	877

Total accumulated other comprehensive loss	(28,880)	(21,744)

Total Shareholders’ Equity	108,396	217,252

	$859,132	$959,705

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
SALES	$862,421	$871,485	$808,368
COST OF SALES	728,047	721,171	657,941
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	122,270	119,752	128,464
GOODWILL IMPAIRMENT	39,344	—	—
RESTRUCTURING AND OTHER IMPAIRMENT COSTS	1,162	12,649	17,774
GAIN ON SALE OF REAL ESTATE	—	10,323	—

Income (loss) from operations	(28,402)	28,236	4,189
OTHER (EXPENSE) INCOME:
Interest expense	(41,693)	(41,892)	(43,139)
Interest income	2,629	948	528
Write-off of deferred debt costs	—	—	(1,812)
Equity in income of unconsolidated affiliates	37,043	25,251	8,354
Other, net	430	(1,099)	92

	(1,591)	(16,792)	(35,977)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(29,993)	11,444	(31,788)
BENEFIT (PROVISION) FOR INCOME TAXES	(1,616)	(4,273)	11,464
MINORITY INTEREST IN LOSS (INCOME)	273	(184)	196

INCOME (LOSS) FROM CONTINUING OPERATIONS	(31,336)	6,987	(20,128)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	(105,922)	(16,773)	(10,542)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	33,872	5,807	3,635

LOSS FROM DISCONTINUED OPERATIONS	(72,050)	(10,966)	(6,907)

NET LOSS	$(103,386)	$(3,979)	$(27,035)

OTHER COMPREHENSIVE LOSS:
Minimum pension liability adjustment	$(7,175)	$(3,377)	$3,069
Foreign currency translation adjustment	39	275	1,189

COMPREHENSIVE LOSS	$(110,522)	$(7,081)	$(22,777)

BASIC
INCOME (LOSS) PER COMMON SHARE FOR CONTINUING OPERATIONS	$(1.09)	$0.25	$(0.72)

LOSS PER COMMON SHARE FOR DISCONTINUED OPERATIONS	$(2.50)	$(0.39)	$(0.25)

NET LOSS PER COMMON SHARE	$(3.59)	$(0.14)	$(0.97)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,774	28,479	27,993

DILUTED
INCOME (LOSS) PER COMMON SHARE FOR CONTINUING OPERATIONS	$(1.09)	$0.25	$(0.72)

LOSS PER COMMON SHARE FOR DISCONTINUED OPERATIONS	$(2.50)	$(0.39)	$(0.25)

NET LOSS PER COMMON SHARE	$(3.59)	$(0.14)	$(0.97)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,774	28,654	27,993

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2002	27,906,674	$2,791	$182,369	$(145)	$79,566	$(22,900)	$241,681
Net loss	—	—	—	—	(27,035)	—	(27,035)
Forfeiture of common stock under 1993 stock purchase plan	(572)	—	(4)	—	—	—	(4)
Issuance of common stock under 1998 stock purchase plan	75,402	7	718	—	—	—	725
Issuance of common stock under long-term equity incentive plan	229,900	23	1,855	(1,878)	—	—	—
Issuance of common stock under director equity plan	10,801	1	93	—	—	—	94
Amortization of unearned compensation expense	—	—	—	158	—	—	158
Minimum pension liability adjustment, net of taxes of $1,871	—	—	—	—	—	3,069	3,069
Foreign currency translation adjustment	—	—	—	—	—	1,189	1,189

BALANCE, December 31, 2003	28,222,205	$2,822	$185,031	$(1,865)	$52,531	$(18,642)	$219,877
Net loss	—	—	—	—	(3,979)	—	(3,979)
Issuance of common stock under 1998 stock purchase plan	338,488	33	2,684	(86)	—	—	2,631
Forfeiture of common stock under 1998 stock purchase plan	(6,396)	(1)	(78)	15	—	—	(64)
Issuance of common stock under long-term equity incentive plan	265,602	27	4,358	(4,270)	—	—	115
Forfeiture of common stock under long-term equity incentive plan	(72,039)	(7)	(1,115)	—	—	—	(1,122)
Issuance of common stock under director equity plan	5,530	1	63	—	—	—	64
Amortization of unearned compensation expense	—	—	960	1,872	—	—	2,832
Minimum pension liability adjustment, net of taxes of $1,992	—	—	—	—	—	(3,377)	(3,377)
Foreign currency translation adjustment	—	—	—	—	—	275	275

BALANCE, December 31, 2004	28,753,390	$2,875	$191,903	$(4,334)	$48,552	$(21,744)	$217,252
Net loss	—	—	—	—	(103,386)	—	(103,386)
Issuance of common stock under 1998 stock purchase plan	23,252	2	196	4	—	—	202
Forfeiture of common stock under 1998 stock purchase plan	(2,639)	—	(31)	—	—	—	(31)
Issuance of common stock under long-term equity incentive plan	21,366	3	240	(78)	—	—	165
Forfeiture of common stock under long-term equity incentive plan	(9,850)	(1)	(162)	162	—	—	(1)
Amortization of unearned compensation expense	—	—	527	804	—	—	1,331
Minimum pension liability adjustment, net of taxes of $4,365	—	—	—	—	—	(7,175)	(7,175)
Foreign currency translation adjustment	—	—	—	—	—	39	39

BALANCE, December 31, 2005	28,785,519	$2,879	$192,673	$(3,442)	$(54,834)	$(28,880)	$108,396

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net loss	$(103,386)	$(3,979)	$(27,035)

Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss from extinguishment of debt	(212)	931	—
Depreciation and amortization	28,493	30,089	30,991
Stock-based compensation expense	811	1,610	—
Write-off of deferred debt costs	—	—	1,812
Disposal of property, pant and equipment, net	—	—	3,507
Gain on sale of real estate	—	(10,323)	—
Equity in income of unconsolidated affiliates	(37,043)	(25,251)	(8,354)
Distributions from unconsolidated affiliates	34,175	20,250	6,150
Deferred income taxes	(32,951)	(2,256)	(9,631)
Goodwill impairment	49,859	—	—
Restructuring and other impairment costs	85,591	13,079	11,862
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,917)	(8,752)	12,180
Inventories	5,661	(1,436)	20,036
Other assets and liabilities	(1,316)	(731)	(1,309)
Accounts payable	8,529	9,877	14,831
Accrued liabilities	(5,728)	13,932	(9,172)
Income taxes	353	(159)	13,348

Total	127,305	40,860	86,251

Net cash provided by operating activities	23,919	36,881	59,216

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,272)	(20,891)	(20,006)
Acquisition of businesses, net of cash acquired	—	—	(695)
Proceeds from disposal of property, plant and equipment	3,446	2,786	2,321
Return of investment in unconsolidated affiliates	5,325	—	—
Proceeds from sale of real estate and business	15,096	11,086	—
Investment in restricted cash	(11,164)	(3,656)	(3,834)
Investment in unconsolidated affiliates	(40)	(160)	—

Net cash used in investing activities	(11,609)	(10,835)	(22,214)

FINANCING ACTIVITIES:
Repayments of short and long-term debt	(7,468)	(24,951)	(95)
Payments for capital lease obligations	(508)	—	—
Proceeds from swap agreement unwinds	826	385	15,950
Deferred debt costs	—	—	(2,214)
Issuances of stock, net of forfeitures	236	2,725	594

Net cash (used in) provided by financing activities	(6,914)	(21,841)	14,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,396	4,205	51,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	89,756	85,551	34,314

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,152	$89,756	$85,551

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$46,164	$42,750	$42,990

Income tax payments (refunds)	$778	$1,293	$(18,783)

Property acquired under capital leases	$1,532	—	$294

Short-term payable for acquisition	$11,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

Cash and Cash Equivalents

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents. Outstanding checks are recorded as a component of accounts payable since there is no right of offset between our disbursements account and our cash investment account. Outstanding checks totaled $24.5 million and $18.3 million as of December 31, 2005 and 2004.

Restricted Cash

Restricted cash as of December 31, 2005 and December 31, 2004 was approximately $18.7 million and $7.5 million, respectively, and is recorded in other assets. Restricted cash are funds deposited in escrow accounts as collateral support for workers’ compensation insurance. In addition to the workers’ compensation collateral at December 31, 2005, approximately $11.0 million was held in escrow to effect a like-kind tax exchange for the sale of the Company’s Hunt Valley corrugated facility and the acquisition of a carton facility located in Charlotte, North Carolina. The $11.0 million held in escrow was disbursed to acquire the Charlotte carton plant from the Sonoco Products Company on January 3, 2006.

In the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously reported such changes as an operating activity. The consolidated statements of cash flows for the years ended December 31, 2004 and 2003, reflect an increase of $3.7 million and $3.8 million, respectively, in operating cash flows and a corresponding decrease in investing cash flow from the amounts previously reported.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Inventories at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Raw materials and supplies	$38,555	$40,094
Finished goods and work in process	32,404	48,950

Total inventory	$70,959	$89,044

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance not considered to substantially lengthen the asset lives or increase capacity or efficiency are charged to expense as incurred.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-45 years
Furniture and fixtures	5-10 years
Machinery and equipment:
Small tools	1 year
Computer software	3 years
Small machinery and vehicles	4-8 years
Production equipment	20-25 years

Depreciation expense was $28.5 million, $29.6 million, and $29.4 million for the years ended December 2005, 2004 and 2003.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Shipping Costs

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires the Company to perform a goodwill impairment test at least annually. The Company’s most recent annual impairment test was performed as of November 1, 2005 and did not result in an impairment. However, the Company, recognizing certain impairment indicators related to the decision to exit the coated recycled paperboard business (See Note 4), retested goodwill as of December 31, 2005 and recorded a $39.3 million impairment. The impairment resulted from the loss of synergies that exist between the coated recycled paperboard business and the folding carton and custom packaging segment. The folding carton and custom packaging segment will lose these synergies upon the disposal of the coated recycled paperboard business. The $39.3 million impairment was recorded by the folding carton and custom packaging segment at December 31, 2005.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Impairment charges of $83.7 million, $1.2 million and $2.1 million related to assets held for sale were recorded in 2005, 2004 and 2003, respectively. Of the $83.7 million of impairment charges recorded in 2005, $82.7 million was recorded in the results of discontinued operations. These assets include land and buildings related to operations that were permanently closed in conjunction with the Company’s restructuring activities or for discontinued assets the Company is operating but are held for sale. The charges represent the difference between the carrying value of the assets and the estimated fair value. Fair value for assets held for sale were estimated based on considerations of preliminary indication of values from potential buyers, supported by industry multiples of earnings before interest, taxes and depreciation, and discounted cash flows for businesses in operation and broker’s opinions of value for real estate.

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

Loss Per Share

The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if convertible securities were converted into common stock, or other contracts to issue common stock resulted in the issuance of common stock. Since the Company reported net losses for the years ended December 31, 2005 and 2003, the impact of stock options was antidilutive.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”) in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated as of the grant dates using a Black-Scholes option pricing model. The following assumptions were used for options granted for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.34% — 4.49%	3.88% — 4.31%	3.54% — 4.22%
Expected dividend yield	0%	0%	0%
Expected option lives	8 years	8-10 years	8-10 years
Expected volatility	41-43%	40%	39%

The total fair values of the options granted during the years ended December 31, 2005, 2004 and 2003 were computed to be approximately $160 thousand, $2.3 million and $1.0 million, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123 and included the amortization expense related to options vesting each year, the Company’s reported and pro forma net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows (in thousands, except per share data):

	2005	2004	2003
Net loss:
As reported	$(103,386)	$(3,979)	$(27,035)
Incremental stock based compensation expense determined pursuant to SFAS 123, net of related tax effects	(1,819)	(1,206)	(1,440)

Pro forma net loss	$(105,205)	$(5,185)	$(28,475)

Diluted loss per common share:
As reported	$(3.59)	$(0.14)	$(0.97)
Pro forma	(3.66)	(0.18)	(1.02)

On December 9, 2005, the Company accelerated the vesting of 247 thousand stock options, representing 15% of the Company’s outstanding options. This action resulted in an increase in incremental stock based compensation expense of $663 thousand, net of tax. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in future periods upon the adoption of SFAS No. 123(R), “Share-Based Payment” for options with exercise prices significantly higher than the market price.

See “— Accounting Pronouncements” below for discussion of recent accounting pronouncements impacting stock based compensation.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, chapter 4, “Inventory Pricing.” It states that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this statement is for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAF No. 95, “Statement of Cash Flows.” The approach in SFAS 123R is generally similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation costs for employee stock options. We estimate that pretax compensation expense for stock options will be approximately $520 thousand in 2006.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. This change would not have impacted operating cash flows for the years ended December 31, 2005, 2004 and 2003 since the Company incurred tax losses and any such benefit would have been deferred.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“FIN 47”) an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. The primary objective of FIN 47 is to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform as asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may of may not be within the control of the entity. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. The Company adopted this interpretation during the year ended December 31, 2005 and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

3. Acquisitions and Divesture

Each of the following acquisitions was accounted for applying the provisions of SFAS No. 141 “Business Combination”. As a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and other identifiable assets may change during the allocation period, generally one year following the date of acquisition. The financial statements for the years ended December 31, 2005, 2004 and 2003 reflect the operating results of the acquired businesses for the periods after their respective dates of acquisition.

Caraustar Northwest

In January 2003, the Company acquired its venture partner’s 50% interest in the equity of Caraustar Northwest, LLC, located in Tacoma, WA, for approximately $695 thousand. The Tacoma facility, which manufactures tubes, cores and edge protectors and performs custom slitting for customers on the West coast, became a part of the tube, core and composite container segment.

Carolina Carton Plant

In December 2005, the Company acquired a folding carton plant in Charlotte, North Carolina from the Sonoco Products Company for approximately $11.0 million. Ownership and risk of loss was transferred to the Company as of December 31, 2005 and the acquisition price was paid January 3, 2006. The Company believes that this acquisition is in line with its long-term strategy and will fit well in the Company’s folding carton and custom packaging segment’s operations. The Company allocated $3.1 million of the purchase price to current assets, $8.8 million to fixed assets and $900 thousand to current liabilities. There was no goodwill or other intangible asset associated with this acquisition.

Hunt Valley Corrugated Plant — Divestiture

In December 2005, the Company completed the sale of its corrugated box plant located in Hunt Valley, Maryland to Green Bay Packaging, Inc. for $16.8 million, of which $15.1 million was received on December 30, 2005. Of the total purchase price, $11.0 million was held in escrow in order to effect a like-kind tax exchange for the Charlotte Carton plant. This $11.0 million was classified as restricted cash as of December 31, 2005. The remaining $1.7 million of the purchase price will be received in the first quarter of 2006 upon final calculations of working capital. Since this facility was the only corrugated operation within the folding carton and custom packaging segment, and has clearly distinguishable cash flows, operationally and for financial reporting purposes, its results are reported as a component of discontinued operations. The Company recorded a $3.3 million impairment loss associated with this divestiture which is recorded in discontinued operations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

4. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2004 and 2005 (in thousands):

	Paperboard	Recovered Fiber	Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2003 and 2004	$78,911	$3,777	$43,340	$57,102	$183,130
Goodwill impairment	(10,515)	—	(39,344)	—	(49,859)
Disposal of Hunt Valley corrugated plant	—	—	(3,996)	—	(3,996)

Balance as of December 31, 2005	$68,396	$3,777	—	$57,102	$129,275

The Company recognized a goodwill impairment of approximately $10.5 million in the paperboard segment due to the Company’s decision to exit the coated recycled paperboard business. This impairment was recorded in discontinued operations. The Company recognized a $4.0 million disposal of goodwill in the folding carton and custom packaging segment associated with the divesture of the Hunt Valley corrugated plant. This impairment was also recorded in discontinued operations. As disclosed above in Note 1, a $39.3 million impairment was recorded based on the goodwill impairment test performed as of December 31, 2005.

Intangible Assets

As of December 31, 2005 and 2004, the Company had an intangible asset of $6.7 million, net of $1.9 million of accumulated amortization, and $7.2 million, net of $1.4 million of accumulated amortization, respectively, which is classified with other assets. Amortization expense for the years ended December 31, 2005 and 2004 was $568 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2006	$568
2007	568
2008	568
2009	568
2010	568

Five year total	$2,840

5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of the Company’s coated recycled paperboard business, the specialty packaging division and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and consist of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division is a component of the folding carton and custom packaging segment and consists of five

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations are a component of the tube, core and composite container segment and consist of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses. The Company is evaluating sale opportunities and expects to sell these facilities within the next twelve months.

As discussed in Note 3 above, the company sold its Hunt Valley Corrugated operation in December 2005. Since this operation was the only corrugated operation within the folding carton and custom packaging segment and is a component of that segment, the operating results have been reported as a discontinued operation in the consolidated statements of operations.

The Company classified the results of operations for these assets as discontinued operations in the consolidated statements of operations for all periods presented, therefore, certain line items reported in prior years were adjusted.

Operating Results Data

The following table shows the results of discontinued operations for the three years ended December 31, 2005, 2004 and 2003:

	For the Years Ended December 31,
	2005	2004	2003
Sales	$206, 369	$188,790	$183,852
Cost of sales	197,816	179,197	174,291
Selling, general and administrative expenses	17,649	16,693	19,534
Restructuring and other impairment costs	97,296	9,463	417

Loss from operations	(106,392)	(16,563)	(10,390)
Other (income) expense, net	(470)	210	152

Loss from operations before benefit from income taxes	(105,922)	(16,773)	(10,542)
Benefit for income taxes	33,872	5,807	3,635

Loss from discontinued operations	$(72,050)	$(10,966)	$(6,907)

In December 2005, in connection with the decision to exit these operations and hold them for sale, the Company recorded pre-tax impairment charges of approximately $82.7 million. Approximately $74.6 million related to the property plant and equipment associated with the Company’s coated recycled paperboard business and approximately $8.1 million was related to the property plant and equipment of the Company’s specialty packaging division. In addition, the Company also impaired approximately $10.5 million of goodwill related to its coated recycled paperboard business.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Assets and Liabilities Held for Sale

The assets classified as held for sale at December 31, 2005 are summarized below (in thousands):

Accounts receivable	$19,251
Inventory	12,167
Property, plant and equipment	43,621
Other assets	1,626

Assets of discontinued operations held for sale	$76,665

Accounts payable	$16,228
Accrued compensation	1,687
Notes payable	4,700
Other liabilities	8,758

Liabilities of discontinued operations	$31,373

6. Equity Interest in Unconsolidated Affiliates

Standard Gypsum

The Company owned a 50% interest in a limited liability company, Standard Gypsum, L.P. (“Standard”) Standard owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. Standard is operated as a joint venture and is managed by Temple-Inland, Inc., (“Temple Inland”) which also owns 50% of the joint venture. The Company accounted for its interest in Standard under the equity method of accounting. The Company’s equity interest in the earnings of Standard for the years ended December 31, 2005, 2004 and 2003 was $28.6 million, $20.6 million, and $6.8 million, respectively. The Company received distributions based on its equity interest in Standard of $26.5 million, $19.3 million, and $6.2 million in 2005, 2004 and 2003, respectively.

On January 17, 2006 the Company sold its 50% ownership interest in Standard to Standard’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased the Company’s 50% ownership interest for $150 million, which resulted in a gain of approximately $134.0 million. Temple-Inland also assumed all of Standard’s $56.2 million in debt obligations and other liabilities of Standard. As a result of this transaction, the Company ceased to be entitled to further distributions from Standard for all periods subsequent to January 1, 2006, and all of the rights and obligations as a partner in Standard pursuant to the Partnership Agreement for Standard, dated December 31, 2000, ceased. A final net cash distribution is expected to be paid in the first quarter of 2006. The Company provided certain environmental indemnifications not to exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard joint venture on April 1, 1996. This indemnification will terminate on January 17, 2011.

During 1999, Standard received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56.2 million, in order to complete the financing for the construction of the Cumberland City, Tennessee facility. Standard was the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of the outstanding industrial revenue bond obligations. Standard replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender.

In October 2004, Standard redeemed these industrial revenue bonds in full with the proceeds of drawings on the direct-pay letters of credit in the aggregate amount of $57.4 million. These letters of credit were

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

required to be repaid in full by October 21, 2005. The Company’s obligation with respect to the reimbursement of these letters of credit drawings were supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard lender. This letter of credit was issued under the Company’s senior credit facility and expired on October 24, 2005.

On September 22, 2005 Standard refinanced its outstanding letter of credit reimbursement obligations with borrowings under a new term loan in the principal amount of $56.2 million, from a replacement lender. The term loan matures in full one year from the agreement date. The Company was severally obligated for 50% of Standard’s obligations for principal, interest, fees and other amounts with respect to the term loan. The other Standard partner, Temple-Inland, had guaranteed 50% of Standard’s obligations. As of September 2005, the outstanding principal balance under the term loan totaled $56.2 million, for one half of which the Company is obligated ($28.1 million). The Company’s obligation with respect to the Standard term loan was supported by a letter of credit in the face amount of $29.5 million, issued in favor of the Standard lender. This letter of credit was issued under the Company’s senior credit facility and would have expired in October 2006. In connection with the term loan the Company amended its senior credit facility effective September 20, 2005 to permit the issuance of this letter of credit.

As of December 31, 2005, the outstanding letters of credit totaled approximately $59.0 million for one-half of which the Company was obligated (approximately $29.5 million). If either joint venture partner had defaulted under its support arrangements, the Company’s total obligation would have been $29.5 million at December 31, 2005 and 2004, respectively. Based on the cash flows generated by Standard Gypsum, the Company assigned no carrying value to the debt obligation guarantee.

The Company also obtained an amendment, dated as of December 27, 2005 and effective as of January 17, 2006, to its $75 million senior revolving Credit Agreement, dated as of June 24, 2003, with Bank of America, N.A. as Administrative Agent, to permit the sale transaction to Temple-Inland. The $29.5 million letter of credit was terminated as of January 25, 2006 since the Company is no longer obligated to guarantee one half of Standard’s $56.2 million in debt obligations.

Summarized financial information for Standard Gypsum at December 31, 2005 and January 1, 2005, and for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 , respectively, is as follows (in thousands):

	2005	2004
Current assets	$33,353	$27,990
Noncurrent assets	62,016	61,968
Current liabilities	12,873	11,631
Current debt	56,200	56,200
Long-term debt	—	—
Long-term liabilities	—	—
Net assets	26,296	22,132

	2005	2004	2003
Sales	$197,131	$153,714	$103,391
Gross profit	71,995	52,594	22,820
Operating income	60,580	44,126	14,806
Net income	57,164	41,210	13,598

Note that Standard Gypsum’s fiscal year-end is the Saturday closest to December 31.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Premier Boxboard

During 1999, the Company formed a joint venture with Temple-Inland to own and operate a paperboard mill located in Newport, Indiana. Under the joint venture agreement, the Company contributed $50.0 million to the joint venture, Premier Boxboard Limited, LLC, (“Premier Boxboard”) and Temple-Inland contributed the net assets of the mill valued at approximately $100.0 million, and received $50.0 million in notes issued by Premier Boxboard. Upon formation, Premier Boxboard undertook an $82.0 million project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. Premier Boxboard is operated as a joint venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple-Inland each have a 50% interest in the joint venture, which is being accounted for under the equity method of accounting. Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that the Company and our joint venture partner are permitted to make. Premier Boxboard generated sufficient cash flow in 2004 to pay down the remaining $10.0 million revolving loan balance under the credit facility.

As of December 31, 2004, Premier Boxboard was the borrower under a credit facility with an aggregate outstanding principal amount of $632 thousand consisting solely of an undrawn letter of credit. On January 5, 2005, Premier Boxboard’s revolving credit facility expired. The only outstanding obligation under the facility at the time of expiration was the $632 thousand letter of credit balance, which expired on June 20, 2005 and was not renewed. Premier Boxboard placed $621 thousand of available cash into a trust account to replace the expired letter of credit.

The Company received $13.0 million and $1.0 million in cash distributions in 2005 and 2004, respectively, and no distributions in 2003. The Company’s equity interest in the earnings or loss of Premier Boxboard for 2005, 2004 and 2003 were approximately $8.4 million, $4.3 million and $2.2 million in earnings, respectively.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by the Company. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, the Company’s interest in Premier Boxboard. As of December 31, 2005, Premier Boxboard was in compliance with its debt covenants.

Summarized financial information for Premier Boxboard at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, respectively, is as follows (in thousands):

	2005	2004
Current assets	$15,562	$20,845
Noncurrent assets	135,497	140,434
Current liabilities	12,607	13,676
Long-term liabilities	693	698
Long-term debt	50,000	50,000
Net assets	87,759	96,905

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

	2005	2004	2003
Sales	$122,063	$109,371	$89,818
Gross profit	36,436	28,007	23,161
Operating income	20,909	12,949	9,016
Net income	16,873	8,654	4,387

Additional contingencies relating to the Premier Boxboard joint venture that could affect liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give the Company and the joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. The Company is required, to the extent necessary, to make additional capital contributions to enable the joint venture to meet existing obligations. Under the Premier Boxboard joint venture agreement, in general, mutual buy-sell rights are triggered upon the occurrence of involuntary transfers, and in the event of change of control, actual or imminent, of Temple-Inland or its subsidiaries or in the event of a Deadlock, as defined in the joint venture agreement. The buy-sell provisions are structured such that the Company is contemplated to be the purchaser in the event of any voluntary transfer of membership interest.

7. Senior Credit Facility and Long-Term Debt

At December 31, 2005 and 2004, total long-term debt consisted of the following (in thousands):

	2005	2004
Senior credit facility	$—	$—
9 7/8% senior subordinated notes	257,500	265,000
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	4,955	9,735
Realized interest rate swap gains (2)	11,185	12,736

Total debt	492,390	506,221
Less current maturities	(85)	(80)

Total long-term debt	$492,305	$506,141

(1)	At December 31, 2005, industrial revenue bonds (the Sprague bonds) of $4.7 million are included in current liabilities of discontinued operations and are not reflected in the schedule above.
(2)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at December 31, 2005 maturing during the next five years and thereafter is as follows (in thousands):

2006	$85
2007	95
2008	100
2009	196,195
2010	26,934
Thereafter	268,981

Total debt	$492,390

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Senior Credit Facility

Effective June 24, 2003, the Company completed a refinancing of its senior credit facility. This facility provides for a revolving line of credit of $75.0 million and is secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility matures in June 2006. Borrowing availability is subject to borrowing base requirements established by eligible accounts receivable and inventory. The facility includes a subfacility of $50.0 million for letters of credit, usage of which reduces availability under the facility. As of December 31, 2005 and 2004, no borrowings were outstanding under the facility; however, an aggregate of $37.5 million and $38.4 million in letter of credit obligations were outstanding at December 31, 2005 and 2004, respectively. Availability under the facility at December 31, 2005 was limited to $37.5 million after taking into consideration outstanding letter of credit obligations.

Borrowings under the facility bear interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of between (0.25%) and 0.25% or (2) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 2.00%, with the applicable margin to be set based on the Company’s levels of available cash. The undrawn portion of the facility is subject to a facility fee at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR based loans. At December 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR based borrowings was 1.50%.

The facility contains covenants that restrict, among other things, the Company’s ability and its subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures in excess of $30.0 million per year or change the nature of the Company’s business. The facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $10.0 million or suppressed availability falls below $20.0 million. Suppressed availability is defined as the amount of eligible accounts receivable and inventory (less reserves and aggregate credit outstandings) in excess of $75.0 million or the amount of eligible inventory (less reserves and aggregate credit outstandings) in excess of $37.5 million. The fixed charge ratio covenant did not require measurement at December 31, 2005 or 2004.

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

Senior and Senior Subordinated Notes

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 9 7/8% senior subordinated notes is 9.4%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 9 7/8% senior subordinated notes. These publicly traded senior subordinated and senior notes are unsecured, but are guaranteed, on a joint and several basis, by all but one, of the Company’s domestic subsidiaries.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

During 2004 and 2005, the Company purchased $20.0 million and $7.5 million, respectively, of these notes in the open market. The Company’s Board of Directors has authorized purchases of up to an additional $5 million of the Company’s senior subordinated notes as market conditions warrant; however, these purchases may be limited by compliance with certain debt agreements.

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. See “— Interest Rate Swap Agreements” below regarding transactions that lowered the effective interest rate of the 7 3/8% senior notes. The 7 3/8% senior notes are unsecured obligations of the Company. As of December 31, 2005, the Company had purchased an aggregate of $10.3 million of these notes in the open market.

Interest Rate Swap Agreements

During 2001 and 2002, the Company entered into multiple interest rate swap agreements which had payment and expiration dates that corresponded to the terms of the note obligations they covered. These agreements effectively converted the Company’s fixed rate 9 7/8% senior subordinated notes and the 7 3/8% senior notes into variable rate obligations. These agreements were subsequently unwound except for a $135.0 million interest rate swap agreement outstanding as of December 31, 2002. The gains on the interest rate swaps unwound in 2001 and 2002 generated cash proceeds to the Company of $11.7 million. These gains were recorded as a component of debt and will be accreted to interest expense over the life of the notes.

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

December 31, 2005, 2004 and 2003

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

In March 2005, the Company entered into an interest rate swap agreement in the notional amount of $50.0 million. This agreement, effectively converted $50.0 million of the Company’s fixed rate 7 3/8% senior notes into variable rate obligations. The variable rates were based on three-month LIBOR plus a fixed margin.

In June 2005, the Company unwound the March 2005 $50.0 million interest rate swap agreement related to the 7 3/8% senior notes and received approximately $826 thousand from the bank counter party. The $826 thousand gain was classified as a component of debt, and is being accreted over the remaining life of the notes and will partially offset the increase in interest expense.

Under the provisions of SFAS No. 133, the Company designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The Company has no liability related to interest rate swaps at December 31, 2005.

8. Commitments and Contingencies

Leases

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Minimum rentals	$16,056	$19,374	$21,363
Contingent rentals	1,073	348	463

Total	$17,129	$19,722	$21,826

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005 (in thousands):

2006	$14,142
2007	11,519
2008	7,087
2009	4,497
2010	3,286
Thereafter	12,725

Total	$53,256

Litigation

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations or cash flows.

Contingencies

During the year ended December 31, 2005 the Company recorded a $1.9 million reserve for a customer claim arising from the Company’s specialty packaging division. The reserve represents the Company’s estimated potential liability for costs associated with a product recall, for which the customer claims that the product was packaged in a manner not compliant with customer quality assurance protocols. The Company expects to resolve this matter in 2006.

9. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	For the Years Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations	$(31,336)	$6,987	$(20,128)
Weighted average number of common shares outstanding basic	28,774	28,479	27,993
Common share equivalents	—	175	—

Weighted average number of common shares outstanding-diluted	28,774	28,654	27,993

Loss per share-basic	$(1.09)	$0.25	$(0.72)

Loss per share-diluted	$(1.09)	$0.25	$(0.72)

Since all periods presented were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares. The number of options not included in the computation of diluted weighted average shares, because they were antidilutive, for the years ended 2005, 2004 and 2003 were 1,618,959, 1,817,187 and 2,099,965, respectively.

10. Stock Option and Deferred Compensation Plans

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

These options are immediately exercisable and expire ten years following the grant. A maximum of 100 thousand shares of common stock may be granted under this plan. During 2004 and 2003, 5 thousand and 11 thousand shares, respectively, of common stock were issued under this plan. Options to purchase 7 thousand and 6 thousand shares of common stock were issued under this plan in 2004 and 2003 , respectively. After the grant in July of 2004 there were no remaining authorized shares of common stock that could be issued under this plan which effectively terminated this plan.

Incentive Stock Option and Bonus Plans

During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan were subject to four-year and five-year respective vesting periods. The options expire after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. No compensation expense was recorded in 2005, 2004, or 2003 related to this plan.

During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management could receive the right to acquire one share of restricted stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provided for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Restricted stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. The plan expired in 2003 and no more options will be granted under this plan. The Company issued no restricted stock in 2005 and issued 8 thousand and 1thousand shares in 2004 and 2003, respectively. The Company recorded approximately $22 thousand, $55 thousand and $69 thousand of compensation expense related to the issuance of restricted stock during 2005, 2004 and 2003, respectively.

Long-Term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, restricted common shares, or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The restricted shares issued by the Company have a vesting schedule up to seven years from the date of grant or accelerated vesting occurs when the price of Caraustar stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the Long-Term Equity incentive plan. Under this plan, each director that is not an employee of the Company is granted 3,000 options annually.

During the years ended December 31, 2005, 2004 and 2003, 32 thousand, 254 thousand and 233 thousand stock options were issued, respectively. Restricted stock of 2 thousand, 252 thousand, and 230 thousand of restricted shares were granted under this plan in 2005, 2004 and 2003, respectively. The number of outstanding

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

restricted shares is 238,294 at a weighted average share grant price of $17.37 as of December 31, 2005. The Company recorded compensation expense of $811 thousand, $1.9 million and $89 thousand related to the issuance of restricted stock in 2005, 2004 and 2003, respectively.

On March 2, 2006, the Company’s Board of Directors approved the issuance of 230 thousand stock options valued at $1.4 million using the Black-Scholes option pricing model.

The following is a summary of stock option activity for the years ended December 31, 2005, 2004 and 2003:

	Shares	Weighted Average Price
Outstanding at December 31, 2002	2,191,788	$18.14
Granted	239,600	8.13
Forfeited	(255,747)	20.02
Exercised	(76,426)	7.78

Outstanding at December 31, 2003	2,099,215	$17.14
Granted	261,294	16.86
Forfeited	(197,685)	21.31
Exercised	(345,637)	7.86

Outstanding at December 31, 2004	1,817,187	$18.42
Granted	32,000	10.71
Forfeited	(202,072)	25.80
Exercised	(28,156)	8.39

Outstanding at December 31, 2005	1,618,959	$17.51

Options exercisable at:
December 31, 2005	1,390,797	$19.04
December 31, 2004	1,131,421	$21.83
December 31, 2003	1,173,649	$21.75

The following table is a summary of information about the Company’s stock options outstanding at December 31, 2005:

Range of Exercise Price	Outstanding at December 31, 2005	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 6.94 — $16.88	639,543	6.7	$8.92	411,381	$9.31
17.05 — 23.75	596,290	5.8	18.61	596,290	18.61
24.44 — 28.50	186,189	2.8	25.73	186,189	25.73
30.90 — 40.80	196,937	2.6	34.34	196,937	34.34

$ 6.94 — $40.80	1,618,959	5.4	$17.51	1,390,797	$19.04

Deferred Compensation Plans

The Parent Company and certain of its subsidiaries have deferred compensation plans for several of their present and former officers and key employees. These plans provide for retirement, involuntary termination, and death benefits. The involuntary termination and retirement benefits are accrued over the period of active employment from the execution dates of the plans to the normal retirement dates (age 65) of the employees covered. In 2005 and 2004 the Company recalculated a reduction in the deferred compensation liability which resulted in a credit to expense of $4 thousand and $173 thousand, respectively. Deferred Compensation expense of $190 thousand was recorded in 2003. Accruals of approximately $856 thousand and $1.1 million related to these plans are included in other liabilities in the accompanying balance sheets at December 31, 2005 and 2004.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The Company also provides a voluntary nonqualified deferred compensation plan for key employees and the Company’s board of directors. The plan is funded by the participants. The plan allows employees to defer compensation on a pre-tax basis via contributions to a grantor trust. The plan provides the participants with six investment options to invest on a tax-deferred basis.

11. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit Pension Plan (the “Pension Plan”). The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. The Company made a $13.1 million contribution to the Pension Plan in 2005, no contributions in 2004 and approximately $11.7 million in 2003. Based on estimates at December 31, 2005, no contributions will be required during 2006.

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

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP is unfunded at December 31, 2005.

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Service cost of benefits earned	$3,340	$5,933	$5,266
Interest cost on projected benefit obligation	7,189	6,035	5,600
Settlement and curtailment	681	96	—
Expected return on plan assets	(6,412)	(6,380)	(5,083)
Net amortization and deferral	5,209	3,525	4,207

Net pension expense	$10,007	$9,209	$9,990

Net pension expense for 2006 is estimated to be $9.3 million.

Below is a summary of benefits for the Pension and SERP plans that the Company expects to pay over the next ten years (in thousands):

Years	SERP	Pension Plan
2006	$420	$4,673
2007	$278	$5,122
2008	$278	$5,529
2009	$278	$6,102
2010	$278	$6,583
2011-2015	$4,002	$41,256

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The table below presents various obligation, plan asset and financial statement information for the Pension Plan and the SERP as of the Company’s measurement date, December 31, 2005 and 2004 (in thousands):

	SERP		Pension Plan
	2005	2004	2005	2004
Change in benefit obligation:
Projected benefit obligation at end of prior year	$6,319	$6,119	$102,712	$91,584
Service cost	280	205	3,060	5,728
Interest cost	424	336	6,765	5,699
Actuarial (Gain) loss	1,096	(363)	16,238	8,333
Curtailment	—	—	—	(3,892)
Plan amendments	977	22	894	687
Benefits paid	—	—	(5,196)	(5,427)

Projected benefit obligation at end of year	$9,096	$6,319	$124,473	$102,712

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$72,096	$73,322
Actual return on plan assets	—	—	6,858	4,201
Employer contributions	—	—	13,100	—
Benefits paid	—	—	(5,196)	(5,427)

Fair value of plan assets at end of year	$—	$—	$86,858	$72,096

Funded status of the plans:
Ending funded status	$(9,096)	$(6,319)	$(37,615)	$(30,616)
Unrecognized transition obligation	683	796	—	—
Unrecognized prior service cost	931	37	1,513	1,695
Unrecognized net actuarial loss	2,323	1,277	49,865	38,642

Net amount recognized	$(5,159)	$(4,209)	$13,763	$9,721

Amounts recognized in the balance sheet:
Accrued benefit liability	$(6,368)	$(4,832)	$(35,509)	$(28,203)
Intangible asset	1,209	623	1,513	1,695
Deferred tax asset	—	—	18,081	13,716
Accumulated other comprehensive loss	—	—	29,678	22,513

Net amount recognized	$(5,159)	$(4,209)	$13,763	$9,721

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$9,096	$6,319	$124,473	$102,712
Accumulated benefit obligation	6,368	4,832	122,367	100,298
Plan assets	—	—	86,858	72,096

Other comprehensive income (loss):
(Increase) decrease in additional minimum liability	$(587)	$879	$(11,348)	$(6,073)
Increase (decrease) in intangible asset	587	(304)	(182)	237
(Increase) decrease in deferred tax	—	(218)	4,365	2,210

Other comprehensive income (loss)	$—	$357	$(7,165)	$(3,626)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability related to its Pension Plan and SERP plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The Company’s additional minimum liability for its Pension Plan was $49.3 million and $37.9 million at December 31, 2005 and 2004, respectively. The December 31, 2005 and 2004 additional minimum liability was offset by an intangible asset of $1.5 million and $1.7 million, respectively, which represents unrecognized prior service cost. The additional minimum liability for the SERP totaled $1.2 million and $623 thousand at December 31, 2005 and 2004, respectively. The December 31, 2005 and 2004 additional liability for the SERP was offset by an intangible asset of $1.2 million and $623 thousand, respectively.

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

	December 31,
	2005	2004
Weighted average discount rate	5.75%	5.75%
Weighted average rate of compensation increase	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	December 31,
	2005	2004	2003
Weighted average discount rate	5.75%	6.25%	6.75%
Weighted average expected rate of return on plan assets	8.50%	9.00%	9.00%
Weighted average rate of compensation increase	3.00%	3.00%	3.00%

In developing the weighted average discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis remained at 5.75% at December 31, 2005 and December 31, 2004. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from the Company’s actuaries, the Company concluded that a discount rate of 5.75% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to populations participating in the Company’s pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2005, projected benefit obligation of approximately $4.4 million and would change estimated 2006 net pension expense by approximately $549 thousand.

In developing the Company’s weighted average expected rate of return on plan assets, the Company evaluated such criteria as return expectations by asset class, historical returns by asset class and long-term inflation assumptions. The Company’s expected weighted average rate of return is based on an asset allocation assumption of 54% equity, 25% fixed income and a 21% investment in a portfolio of hedge funds. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. As a result of this analysis, the Company concluded that the expected weighted average

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

rate of return of 9.0% for December 31, 2004 should be lowered to 8.5% for December 31, 2005. A 0.25% change in the weighted average expected rate of return would change estimated 2006 net pension expense by $218 thousand.

The Company’s pension plan weighted-average asset allocations as of December 31, 2005 and 2004, respectively, were as follows:

	2005	2004
Large capitalization U.S. equity	31%	32%
Small capitalization U.S. equity	10%	10%
International equity	13%	13%

Total equity	54%	55%

Portfolio of hedge funds	21%	19%

Short term fixed	—	3%
Fixed income (intermediate-term maturities)	25%	23%

Total fixed income	25%	26%

The Company’s investment policy includes the following objectives:

•	Provide a long-term investment return greater than the actuarial assumptions.

•	Maximize investment return commensurate with appropriate levels of risk.

•	Comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

The Company’s policy is to allocate Pension Plan funds based on percentages for each major asset category as follows:

Large capitalization U.S. equity	34%
Small capitalization U.S. equity	9%
International equity	12%

Total equity	55%
Investment in a portfolio of hedge funds	20%
Short term fixed	5%
Fixed income (intermediate-term maturities)	20%

Total fixed income	25%

The Company’s actual investment allocation at December 31, 2005 approximates the policy above.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Net periodic postretirement benefit cost for the years ended December 31, 2005, 2004 and 2003 included the following components (in thousands):

	2005	2004	2003
Service cost of benefits earned	$37	$24	$80
Interest cost on accumulated postretirement benefit obligation	359	311	405
Amortization	107	(157)	(290)

Net periodic postretirement benefit cost	$503	$178	$195

Postretirement benefits totaling $407 thousand, $578 thousand and $541 thousand were paid during 2005, 2004 and 2003, respectively. Benefit payments of $423 thousand are estimated for 2006.

Below is a summary of post retirement benefits that the Company expects to pay over the next ten years (in thousands):

Years	Post Retirement Benefits
2006	$423
2007	$445
2008	$463
2009	$500
2010	$506
2011-2015	$2,389

The accrued postretirement benefit cost as of December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Change in benefit obligation:
Projected benefit obligation at end of prior year	$5,753	$5,542
Service cost	37	24
Interest cost	359	311
Actuarial loss	626	1,351
Amendments	(51)	(897)
Benefits paid	(407)	(578)

Projected benefit obligation at end of year	$6,317	$5,753

Funded status	$(6,317)	$(5,753)
Unrecognized net loss	3,587	3,172

Net amount recognized	$(2,730)	$(2,581)

The accumulated postretirement benefit obligations at December 31, 2005 and 2004 were determined using a weighted average discount rate of 5.65% and 5.75%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 10.0% in 2005, decreasing 1.0% each year to 5.0% by the year 2010 and decreasing 0.5% to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $660 thousand and $565, respectively, and this would have increased or

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

decreased net periodic postretirement benefit cost by approximately $43 thousand and $37 thousand, respectively, for the year ended December 31, 2006.

Retirement Savings Plan (401(k) Plan)

The Company sponsors and maintains a 401(k) retirement savings plan that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. During 2003 and 2004, the Company matched 50% of contributions up to a maximum of 6% of compensation as defined by the 401(k) Plan. Effective January 1, 2005, the 401(k) plan matches 100% of contributions up to 3% of an employees’ salary and 50% of all contributions that are greater than 3% of employee’s salary but less than 5% of an employee’s salary. The Company will make an additional contribution to all non-union employees based upon an employee’s years of service ranging from 1% for employees with less than 5 years of service up to 4% for employees with 25 or more years of service. During the years ended December 31, 2005, 2004, and 2003, the Company recorded matching expense of approximately $5.7 million, $3.8 million, and $4.0 million, respectively, related to the 401(k) Plan.

12. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.

The (benefit) provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Current:
Federal	$—	$598	$(6,248)
State	695	124	780

	695	722	(5,468)
Deferred	(32,951)	(2,256)	(9,631)

	$(32,256)	$(1,534)	$(15,099)

Income tax expense (benefit) is included in accompanying consolidated statement of operations as follows:

	2005	2004	2003
Continuing Operations
Current federal and state	$695	$598	$(6,248)
Deferred federal and state	921	3,675	(5,216)

Tax expense continuing operations	1,616	4,273	(11,464)
Discontinued operations
Deferred federal and state	(33,872)	(5,807)	(3,635)

Tax expense discontinued operations	(33,872)	(5,807)	(3,635)

Total income tax expense	$(32,256)	$(1,534)	$(15,099)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The effective tax rate on income (loss) from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	2005	2004	2003
Federal	35.0%	35.0%	35.0%
State taxes, net federal benefit	1.4%	1.1%	2.2%
Non-deductible impaired goodwill	(39.7)%	—	—
Other	(2.1)%	1.2%	(1.1)%

Effective tax rate	(5.4)%	37.3%	36.1%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Deferred income tax assets:
Deferred employee benefits	$324	$429
Postretirement benefits other than pension	1,486	4,760
Post employment benefits	15,701	12,507
Accounts receivable	679	925
Insurance	3,344	2,810
Tax loss carryforwards and credits	54,813	46,004
Inventories	2,121	2,687
Other	3,078	1,351

Total deferred income tax assets	81,546	71,473

Deferred income tax liabilities:
Depreciation and amortization	(74,008)	(105,779)
Losses on contractual sales commitments	(2,554)	(4,446)

Total deferred income tax liabilities	(76,562)	(110,225)

Valuation allowance	(13,424)	(7,533)

Net deferred tax liability	$(8,440)	$(46,285)

The tax effect of the Company’s federal net operating losses was $35.8 million and $28.2 million at December 31, 2005 and December 31, 2004. The Company’s federal net operating loss was reclassified on the balance sheet from long-term deferred liability to current deferred asset due to projected utilization in 2006. The tax effect of the Company’s state net operating losses was $17.6 and $16.1 million at December 31, 2005 and 2004, respectively, and these losses will expire in varying amounts between 2006 and 2025. The Company has a valuation allowance related to state losses of $12.0 million at December 31, 2005, which increased by $5.6 million from $6.4 million at December 31, 2004, for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $1.4 million and $1.7 million at December 31, 2005 and 2004, respectively, which will expire in varying amounts between 2005 and 2019. The Company has a valuation allowance related to state tax credits of $1.4 million at December 31, 2005, which increased by $0.3 from $1.1 million at December 31, 2004, for estimated future impairment related to the state tax credit carryforwards.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

13. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales from continuing operations	$220,222	$217,223	$213,991	$210,985
Cost of sales from continuing operations	182,842	181,050	182,854	181,301
Income (loss) from continuing operations before income taxes and minority interest	3,282	5,194	1,847	(40,316)
(Loss) income from discontinued operations before income taxes	(2,390)	(1,480)	(1,652)	(100,400)
Net income (loss)	454	114	45	(103,999)
Diluted loss per common share	$0.02	$0.00	$0.00	$(3.61)
2004
Sales from continuing operations	$212,922	$223,151	$223,694	$211,718
Cost of sales from continuing operations	178,168	180,269	186,289	176,445
(Loss) income from continuing operations before income taxes and minority interest	(7,634)	6,866	(291)	12,503
(Loss) income from discontinued operations before income taxes	(2,327)	(3,889)	(194)	(10,363)
Net (loss) income	(6,773)	1,743	(596)	1,647
Diluted (loss) income per common share	$(0.24)	$0.06	$(0.02)	$0.06

14. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated and clay-coated paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The folding carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 7.1%, 6.4% and 5.6% of the Company’s sales for 2005, 2004 and 2003, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The following table presents certain business segment information as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Sales (aggregate):
Paperboard	$310,506	$325,095	$304,288
Recovered fiber	168,759	147,398	96,798
Tube, core, and composite container	378,885	373,531	361,782
Folding carton and custom packaging	229,868	236,204	230,760

Total	$1,088,018	$1,082,228	$993,628

Sales (intersegment):
Paperboard	$137,059	$139,609	$130,577
Recovered fiber	82,579	65,025	49,225
Tube, core, and composite container	5,119	4,927	4,410
Folding carton and custom packaging	840	1,182	1,048

Total	$225,597	$210,743	$185,260

Sales (external customers):
Paperboard	$173,447	$185,486	$173,711
Recovered fiber	86,180	82,373	47,573
Tube, core, and composite container	373,766	368,604	357,372
Folding carton and custom packaging	229,028	235,022	229,712

Total	$862,421	$871,485	$808,368

Income (loss) from operations:
Paperboard (A)	$24,738	$42,748	$27,163
Recovered fiber (B)	253	3,897	3,012
Tube, core, and composite container (C)	6,700	11,318	8,703
Folding carton and custom packaging (D)	(36,812)	(6,519)	(12,552)

	(5,121)	51,444	26,326
Corporate expense (E)	(23,281)	(23,208)	(22,137)

Income (loss) from operations	(28,402)	28,236	4,189
Interest expense	(41,693)	(41,892)	(43,139)
Interest income	2,629	948	528
Write-off of deferred debt costs	—	—	(1,812)
Equity in income of unconsolidated affiliates	37,043	25,251	8,354
Other, net	430	(1,099)	92

Loss before income taxes and minority interest	(29,993)	11,444	(31,788)
Provision for income taxes	(1,616)	(4,273)	11,464
Minority interest in (income) losses	273	(184)	196

Income (loss) from continuing operations	$(31,336)	$6,987	$(20,128)

Identifiable assets:
Paperboard	$190,162	$336,139	$352,778
Recovered fiber	28,746	28,249	23,666
Tube, core, and composite container	194,776	205,417	204,123

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

	2005	2004	2003
Folding carton and custom packaging	$134,372	$204,350	$212,035
Corporate	234,411	185,550	167,653
Discontinued operations	76,665	—	—

Total	$859,132	$959,705	$960,255

Depreciation and amortization:
Paperboard	$5,852	$7,030	$7,607
Recovered fiber	728	765	784
Tube, core, and composite container	5,361	5,429	5,109
Folding carton and custom packaging	6,738	6,188	5,502
Corporate	2,094	1,465	2,907
Discontinued operations	7,720	9,212	9,082

Total	$28,493	$30,089	$30,991

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$10,284	$6,451	$6,167
Recovered fiber	911	511	926
Tube, core, and composite container	3,387	5,254	3,610
Folding carton and custom packaging	2,693	2,771	2,918
Corporate	4,743	2,070	1,724
Discontinued operations	2,254	3,834	4,661

Total	$24,272	$20,891	$20,006

(A)	Results for 2005, 2004 and 2003 include charges and (reversals of charges) to operations for restructuring and impairment costs of ($1.7 million), $2.7 million and $8.3 million, respectively, related to closing and consolidating operations and impairment of fixed assets with in the paperboard segment. Results for 2004 also include a $10.3 gain on sale of real estate.
(B)	Results for 2005, 2004 and 2003 include charges to operations for restructuring and impairment costs of $20 thousand, $414 thousand and $758 thousand, respectively, related to closing and consolidating operations and impairment of fixed assets with in the recovered fiber segment.
(C)	Results for 2005, 2004 and 2003 include charges to operations for restructuring and impairment costs of $1.3 million, $1.1 million and $1.5 million, respectively, related to closing and consolidating operations and impairment of fixed assets with in the tube, core and composite container segment.
(D)	Results for 2005, 2004 and 2003 include charges to operations for restructuring and impairment costs of $40.8 million, $6.5 million and $7.2 million, respectively, related to closing and consolidating operations and impairment of fixed assets with in the folding carton and custom packaging segment. Results for 2005 also include a charge of $39.4 million related to impairment of goodwill.
(E)	Results for 2005 and 2004 include charge to operations of $25 thousand and $1.9 million related to the centralization of the accounting and finance operations.

15. Restructuring and Other Impairment Costs

2005 Restructuring Initiatives

In June 2005, the Company announced the permanent closure of its Palmer carton plant located in Thorndike, Massachusetts. During the year ended December 31, 2005, the Company recorded a $427 thousand

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

charge for severance and other termination benefits and a $186 thousand charge for other exit costs. The Company paid $360 thousand for severance and other termination benefits and $165 thousand for other exit costs, leaving accruals for severance and other termination benefits and other exit costs of $67 thousand and $21 thousand, respectively. Substantially all of Palmer carton’s production was transferred to the Company’s other carton operations. As of December 31, 2005, the restructuring plan was substantially complete except for the sale of property, which the Company is currently marketing.

In September 2005, the Company announced the permanent closure of its Mobile, Alabama tube and core facility. During the year ended December 31, 2005, the Company recorded a $235 thousand charge for severance and other termination benefits and a $734 thousand charge for other exit costs, which includes a $716 thousand charge for an ongoing lease. The Company paid $120 thousand for severance and other termination benefits and $18 thousand for other exit costs, leaving accruals for severance and other termination benefits and other exit costs of $115 thousand and $716 thousand, respectively. Substantially all of Mobile’s production was transferred to the Company’s other tube and core operations. As of December 31, 2005, the restructuring plan was substantially complete except for fulfilling the obligations under the real estate lease.

In October 2005, the Company announced the permanent closure of its DeQuincy, Louisiana tube and core facility. During the year ended December 31, 2005, the Company recorded a $95 thousand charge for severance and other termination benefits and a $44 thousand charge for other exit costs. The Company paid $18 thousand for severance and other termination benefits and $44 thousand for other exit costs, leaving an accrual for severance and other termination benefits of $77 thousand at December 31, 2005. The Company expects to incur an additional accrual for severance and other termination benefits of $47 during the first quarter of 2006. Substantially all of DeQuincy’s production was transferred to the Company’s other tube and core operations. The Company expects the restructuring plan to be substantially complete by the end of the first quarter 2006.

Also included in the 2005 restructuring and other impairment costs was a net reversal of $509 thousand loss for routine disposals of production machinery and equipment.

2004 Restructuring Initiatives

In January 2004, the Company announced the permanent closure of the Cedartown paperboard mill located in Cedartown, Georgia. During the year ended December 31, 2004, the Company recorded a $500 thousand impairment charge for assets, a $188 thousand charge for severance and other termination benefits and a $621 thousand charge for other exit costs. All of these costs were paid during 2004 and no accrual remained as of December 31, 2004. As of December 31, 2004, there were no employees remaining at the mill. Substantially all of Cedartown’s paperboard production was transferred to the Company’s other paperboard mills. As of December 31, 2005, the exit plan for Cedartown was complete except for the sale of the property, which the Company is currently marketing.

In January 2004, the Company initiated a plan to centralize the accounting and finance operations to the Company’s headquarters located in Austell, Georgia. This action was initiated to enhance the accounting control environment and reduce costs. During the year ended December 31, 2004, the Company recorded a charge of approximately $1.7 million for other exit costs related to consulting fees and relocation expenses and $199 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefit costs of $74 thousand were paid and all other exit costs were paid during the period. An accrued liability of $125 thousand remained related to severance and other termination benefits as of December 31, 2004. During the year ended December 31, 2005, the Company reversed an accrual related to severance and other termination benefits for $17 thousand, paid $108 thousand related to severance and other

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

termination benefits and incurred and paid $43 thousand related to other exit costs. There was no accrual balance as of December 31, 2005 and the restructuring plan was complete and no additional charges are expected.

In June 2004, the Company announced the permanent closure of its Charlotte, North Carolina carton facility. During the year ended December 31, 2004, the Company recorded $499 thousand related to severance and other termination benefits and $381 thousand related to other exit costs and paid $286 thousand related to severance and other termination benefits and $381 thousand for other exit costs, leaving an accrual of $213 thousand for severance and other termination benefits. During the year ended December 31, 2005, the Company paid $204 thousand related to severance and other termination benefits and incurred and paid $345 thousand related to other exit costs. Also during 2005, the Company sold the real estate related to this facility and reduced restructuring and impairment costs by $432 thousand. Substantially all of Charlotte Carton’s production was transferred to the Company’s other carton facilities. As of December 31, 2005, this plan was complete.

In June 2004, the Company announced the permanent closure of its Georgetown, Kentucky plastics plant. During the year ended December 31, 2004, the Company recorded $141 thousand related to severance and other termination benefits and $163 thousand related to other exit costs and paid $61 thousand related to severance and other termination benefits and $163 thousand for other exit costs, leaving an accrual of $80 thousand for severance and other termination benefits. During the year ended 2005, the Company reversed an accrual related to severance and other termination benefits for $46 thousand, paid $34 thousand related to severance and other termination benefits and incurred, and paid $49 thousand related to other exit costs and an impairment charge of $16 thousand. Substantially all of Georgetown’s production was transferred to the Company’s plastics manufacturing facility in Union, South Carolina. As of December 31, 2005, this plan was complete except for the sale of the property, which is being marketed.

In August 2004, the Company announced the permanent closure of its puzzle manufacturing operations component of its specialty converting plant in Mooresville, North Carolina. During the year ended December 31, 2004, the Company recorded $166 thousand related to severance and other termination benefits and $407 thousand related to other exit costs and paid $104 thousand related to severance and other termination benefits and $58 thousand for other exit costs, leaving an accrual of $62 thousand for severance and other termination benefits and an accrual of $349 thousand for other exit costs. During the year ended December 31, 2005, the Company paid $62 thousand for severance and other termination benefits, paid $114 thousand related to other exit costs and reversed $105 thousand related to other exit costs related to a lease liability that was settled. As of December 31, 2005, a $130 thousand liability for other exit costs remained and this plan was complete other than fulfilling the remaining lease obligations.

In November 2004, the Company initiated a plan to reorganize the management structure of the Custom Packaging Group. During the year ended December 31, 2004, the Company recorded a charge of approximately $765 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefits of $164 thousand were paid during the year ended December 31, 2004, leaving an accrual of $601 thousand related to severance and other termination benefits. During the year ended December 31, 2005 the Company reversed an accrual $47 thousand and paid $554 thousand related to severance and other termination benefits. There was no accrual balance at December 31, 2005, the plan was complete and no additional charges are expected.

In December 2004, the Company announced the permanent closure of the No. 2 paper machine, which was idled in March 2003, at the Company’s Rittman, Ohio paperboard mill. During the year ended December 31, 2004, the Company incurred a charge of approximately $8.8 million for impairment of assets in connection with this plan. This plan was completed in December 2004 and no additional charges are expected.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Also included in the 2004 restructuring and other impairment costs was a net loss of $1.8 million for routine disposals of production machinery and equipment.

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

In June 2003, the Company initiated a plan to permanently close its Ashland, Ohio carton facility. As mentioned below, the Company downsized this facility in December 2002; however, due to severe margin pressure and excess industry capacity, the Company decided to close the facility. During 2003, the Company recorded a charge of approximately $6.7 million, which included a $4.1 million impairment charge for assets, a $1.2 million accrual for severance and other termination benefits and an accrual of $1.4 million for other exit costs. At December 31, 2003, an accrual of $302 thousand for severance and other termination benefits remained and an accrual of $43 thousand remained for other exit costs. During the year ended December 31, 2004, the Company recorded an additional $429 thousand impairment charge for assets and an additional $2.6 million in severance and other termination benefit costs and $1.0 million for other exit costs. During the year ended December 31, 2004, the Company paid $290 thousand related to severance and other termination benefits and paid $1.0 million for other exit costs, leaving an accrual of $2.6 million for severance and other termination benefits and no accrual for other exit costs as of December 31, 2004. During the year ended December 31, 2005, the Company paid $588 thousand related to severance and termination benefits and incurred and paid $382 thousand related to other exit costs. An accrued liability of $2.0 million remained related to severance and other termination benefits as of December 31, 2005. Substantially all of Ashland carton sales were transferred to the Company’s other carton manufacturing facilities. As of December 31, 2005, the exit plan was substantially complete except for the sale of property, which the Company is currently marketing.

In December 2003, the Company recorded a $986 thousand asset impairment charge related to closing the Hendersonville tube and core facility located in Hendersonville, North Carolina and a $223 thousand asset impairment charge related to closing the Jacksonville tube and core facility located in Jacksonville, Florida. An additional $225 thousand impairment charge was recorded in 2004 for the Jacksonville facility. The facilities were acquired as a part of the Smurfit Industrial Packaging Division. The Company previously announced the closure of these facilities. These impairment charges represent the decline in estimated fair value of the real estate held for sale subsequent to the acquisition. During the year ended December 31, 2005, the Company sold the Jacksonville facility and reduced restructuring and impairment costs by $26 thousand.

In December 2003, the Company recorded a $609 thousand asset impairment charge related to the closure of the Halifax Recycling plant located in Roanoke Rapids, North Carolina. In 2004, an additional $414 thousand asset impairment charge was recorded. This facility was closed along with the Halifax paperboard mill in December 2002, but there were no significant restructuring or impairment charges related to this closure until December 2003. During the year ended December 31, 2005, the Company sold the Halifax Recycling plant and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

reduced restructuring and impairment costs by $59 thousand. As of December 31, 2005, this plan was complete except for the sale of the Halifax paperboard mill, which is being marketed.

Also included in the 2003 restructuring and other impairment costs was a net loss of $2.6 million for routine disposals of production machinery and equipment.

Previous Restructuring Initiatives

For restructuring plans that were initiated prior to January 1, 2003 we paid $1.8 million during the year ended December 31, 2005 to settle a lease obligation related to a closed facility and recorded a gain which reduced restructuring and impairment costs $654 thousand. Also during 2005, the Company sold real estate of a closed facility for $1.7 million and recorded a gain of $957 thousand.

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2002		$494	$4,805	$5,299

2003 costs	$12,130	2,094	3,550	5,644	$17,774

Expenditures and adjustment		(2,286)	(4,125)	(6,411)

Liability balance, December 31, 2003		$302	$4,230	$4,532

2004 costs	$3,616	4,589	4,444	9,033	$12,649

Expenditures		(1,175)	(5,924)	(7,099)

Liability balance, December 31, 2004		$3,716	$2,750	$6,466

2005 (reversals) costs	$(509)	640	1,031	1,671	$1,162

Expenditures		(2,093)	(2,914)	(5,007)

Liability balance, December 31, 2005		$2,263	$867	$3,130

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following tables summarize restructuring activities by segment for those plans initiated during 2005, 2004, and 2003, which were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands).

2003 Restructuring Initiatives:	Cost in 2003	Cost in 2004	Cost in 2005	Estimated Cost to Complete Initiatives as of December 31, 2005	Total Cost to Complete Initiatives as of December 31, 2005
Mill Segment	$4,433	$23	$—	$—	$4,456
Recovered Fiber Segment	609	414	(59)	—	964
Carton and Custom Packaging Segment	6,712	3,992	381	113	11,198

	$11,754	$4,429	$322	$113	$16,618

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

2004 Restructuring Initiatives:	Cost in 2004	Cost in 2005	Estimated Cost to Complete Initiatives as of December 31, 2005	Total Cost to Complete Initiatives as of December 31, 2005
Mill Segment	$10,647	$(105)	—	$10,542
Recovered Fiber Segment	1,645	(8)	$79	1,716
Carton and Custom Packaging Segment	529	(133)	—	396
Corporate	1,944	26	—	1,970

	$14,765	$(220)	$79	$14,624

2005 Restructuring Initiatives:	Cost in 2005	Estimated Cost to Complete Initiatives as of December 31, 2005	Total Cost to Complete Initiatives as of December 31, 2005
Mill Segment	—	—	—
Recovered Fiber Segment	$1,108	$516	$1,624
Carton and Custom Packaging Segment	613	79	692
Corporate	—	—	—

	$1,721	$595	$2,316

16. Disclosures About Fair Value of Financial Instruments

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of December 31, 2005 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
9 7/8% senior subordinated notes	$262,650	$264,536
7 1/4% senior notes	27,043	26,814
7 3/8% senior notes	182,634	196,085

	$472,327	$487,435

17. Related Party Transactions

A director and former Chairman of the Board of Directors is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel which performed services for the company during the last three years. The amounts of fees paid were $777 thousand, $993 thousand, and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

A director of the Company’s Board of Directors is also the President and Chief Executive Officer of Printpack, Inc., a customer of the Company. The Company sold tubes and cores to Printpack, Inc. in the amounts

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

of $5.0 million, $4.4 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The accounts receivable due from Printpack, Inc. as of December 31, 2005 and December 31, 2004 were $302 thousand and $165 thousand, respectively. The accounts payable at December 31, 2005 were $61 thousand and no accounts payable were outstanding at December 31, 2004.

The Company sold gypsum facing paper in the amounts of $6.3 million, $9.6 million and $13.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, to Standard Gypsum, a 50% owned joint venture. The accounts receivable due from Standard Gypsum as of December 31, 2005 and December 31, 2004 were $139 thousand and $288 thousand, respectively.

The Company sold recovered fiber in the amounts of $8.9 million, $2.1 million and $7.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, to Premier Boxboard, a 50% owned joint venture. Accounts receivable due from Premier Boxboard were $5.4 million and $150 thousand as of December 31, 2005 and 2004, respectively. The Company purchased paperboard totaling $3.0 million, $4.3 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, from Premier Boxboard. Payables due to Premier Boxboard were $210 thousand and $700 thousand as of December 31, 2005 and 2004, respectively. During 2005, 2004 and 2003, Premier Boxboard paid marketing fees to Caraustar of approximately $2.8 million, $2.1 million, and $1.1 million, respectively.

The Company performs certain treasury functions on behalf of Premier Boxboard. As a result, the Company had a receivable due from Premier Boxboard of $1.4 million and $1.7 million as of December 31, 2005 and 2004, respectively.

18. Subsequent Event

On February 27, 2006, the Company sold its partition business to RTS, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $5.8 million. This business was classified as a discontinued operation as of December 31, 2005.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,998	$63	$1091	$—	$95,152
Intercompany funding	(123,246)	136,057	(12,811)	—	—
Receivables, net of allowances	—	86,098	4,963	—	91,061
Intercompany accounts receivable	—	285	389	(674)	—
Inventories	—	66,936	4,023	—	70,959
Refundable income taxes	56	—	—	—	56
Current deferred tax asset	40,259	—	—	—	40,259
Other current assets	18,723	2,716	174	—	21,613
Investment in unconsolidated affiliate	13,212	—	—	—	13,212
Assets of discontinued operations held for sale	—	76,665	—	—	76,665

Total current assets	43,002	368,820	(2,171)	(674)	408,977
PROPERTY, PLANT, AND EQUIPMENT	20,310	498,441	26,290	—	545,041
Less accumulated depreciation	(10,968)	(265,036)	(14,000)	—	(290,004)

Property, plant, and equipment, net	9,342	233,405	12,290	—	255,037
INVESTMENT IN CONSOLIDATED SUBSIDARIES	583,924	131,669	—	(715,593)	—
GOODWILL	—	125,773	3,502	—	129,275
INVESTMENT IN UNCONSOLIDATED AFFILIATES	44,037	—	—	—	44,037
OTHER ASSETS	15,192	6,592	22	—	21,806

	$695,497	$866,259	$13,643	$(716,267)	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$85	$—	$—	$—	$85
Accounts payable	26,368	46,033	5,614	—	78,015
Intercompany accounts payable	—	389	285	(674)	—
Accrued interest	7,976	—	—	—	7,976
Accrued compensation	1,657	7,274	215	—	9,146
Capital lease obligations	527	15	—	—	542
Accrued pension	—	—	—	—	—
Other accrued liabilities	8,055	26,129	527	—	34,711
Liabilities of discontinued operations	—	31,373	—	—	31,373

Total current liabilities	44,668	111,213	6,641	(674)	161,848
SENIOR CREDIT FACILITY	—	—	—	—	—
LONG-TERM CAPITAL LEASE OBLIGATIONS	520	41	—	—	561

OTHER LONG-TERM DEBT, less current maturities	488,805	3,500	—	—	492,305
DEFERRED INCOME TAXES	35,056	12,165	1,478	—	48,699
PENSION LIABILITY	41,877	—	—	—	41,877
OTHER LIABILITIES	804	4,227	—	415	5,446
SHAREHOLDERS’ EQUITY:
Common stock	2,765	772	523	(1,181)	2,879
Additional paid-in capital	197,825	682,288	9,167	(696,607)	192,673
Unearned compensation	(3,442)	—	—	—	(3,442)
Retained (deficit) earnings	(83,585)	52,053	(5,082)	(18,220)	(54,834)
Accumulated other comprehensive (loss) income	(29,796)	—	916	—	(28,880)

Total Shareholders’ Equity	83,767	735,113	5,524	(716,008)	108,396

	$695,497	$866,259	$13,643	$(716,267)	$859,132

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,113,693	$42,994	$(294,266)	$862,421
COST OF SALES	—	982,254	40,059	(294,266)	728,047
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,256	93,762	5,252	—	122,270
GOODWILL IMPAIRMENT	—	39,344	—	—	39,344
RESTRUCTURING AND OTHER IMPAIRMENT COSTS	27	1,056	79	—	1,162
GAIN ON SALE OF REAL ESTATE	—	—	—	—	—

(Loss) income from operations	(23,283)	(2,723)	(2,396)	—	(28,402)
OTHER (EXPENSE) INCOME:
Interest expense	(41,592)	(99)	(2)	—	(41,693)
Interest income	2,628	1	—	—	2,629
Write-off of deferred debt costs	—	—	—	—	—
Equity in income of unconsolidated affiliates	37,043	—	—	—	37,043
Other, net	212	343	(125)	—	430

	(1,709)	245	(127)	—	(1,591)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	(24,992)	(2,478)	(2,523)	—	(29,993)
BENEFIT FROM INCOME TAXES	(1,616)	—	—	—	(1,616)
MINORITY INTEREST IN INCOME	—	—	—	273	273

INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,608)	(2,478)	(2,523)	273	(31,336)
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS	—	(105,922)	—	—	(105,922)
BENEFIT FROM INCOME TAXES OF DISCONTINUED OPERATIONS	—	33,872	—	—	33,872
LOSS FROM DISCONTINUED OPERATIONS	—	(72,050)	—	—	(72,050)

NET LOSS	$(26,608)	$(74,528)	$(2,523)	$273	$(103,386)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,107,875	$38,900	$(275,290)	$871,485
COST OF SALES	—	961,744	34,717	(275,290)	721,171
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,488	93,640	4,624	—	119,752
RESTRUCTURING AND OTHER IMPAIRMENT COSTS	1,945	10,704	—	—	12,649
GAIN ON SALE OF REAL ESTATE	—	10,323	—	—	10,323

(Loss) income from operations	(23,433)	52,110	(441)	—	28,236
OTHER (EXPENSE) INCOME:
Interest expense	(41,831)	(56)	(404)	399	(41,892)
Interest income	1,346	1	—	(399)	948
Write-off of deferred debt costs	—	—	—	—	—
Equity in income of unconsolidated affiliates	25,251	—	—	—	25,251
Other, net	(1,197)	353	(255)	—	(1,099)

	(16,431)	298	(659)	—	(16,792)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	(39,864)	52,408	(1,100)	—	11,444
BENEFIT FROM INCOME TAXES	(4,273)	—	—	—	(4,273)
MINORITY INTEREST IN INCOME	—	—	—	(184)	(184)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(44,137)	52,408	(1,100)	(184)	6,987
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS	—	(16,773)	—	—	(16,773)
BENEFIT FROM INCOME TAXES OF DISCONTINUED OPERATIONS	—	5,807	—	—	5,807
LOSS FROM DISCONTINUED OPERATIONS	—	(10,966)	—	—	(10,966)

NET LOSS	$(44,137)	$41,442	$(1,100)	$(184)	$(3,979)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$986,151	$36,871	$(214,654)	$808,368
COST OF SALES	—	838,631	33,964	(214,654)	657,941
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,517	98,588	5,359	—	128,464
RESTRUCTURING AND OTHER IMPAIRMENT COSTS	—	17,774	—	—	17,774

(Loss) income from operations	(24,517)	31,158	(2,452)	—	4,189
OTHER (EXPENSE) INCOME:
Interest expense	(43,083)	(43)	(422)	409	(43,139)
Interest income	938	(2)	1	(409)	528
Write-off of deferred debt costs	(1,812)	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	8,354	—	—	—	8,354
Other, net	—	170	(78)	—	92

	(35,603)	125	(499)	—	(35,977)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	(60,120)	31,283	(2,951)	—	(31,788)
BENEFIT (PROVISION) FOR INCOME TAXES	15,089	(3,635)	10	—	11,464
MINORITY INTEREST IN LOSSES	—	—	—	196	196

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,031)	27,648	(2,941)	196	(20,128)
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS	—	(10,542)	—	—	(10,542)
BENEFIT FROM INCOME TAXES OF DISCONTINUED OPERATIONS	—	3,635	—	—	3,635
LOSS FROM DISCONTINUED OPERATIONS	—	(6,907)	—	—	(6,907)

NET LOSS	$(45,031)	$20,741	$(2,941)	$196	$(27,035)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$22,527	$314	$1,078	$—	$23,919

Investing activities:
Purchases of property, plant and equipment	(4,743)	(18,909)	(620)	—	(24,272)
Proceeds from disposal of property, plant and equipment	—	3,446	—	—	3,446
Return of investment in unconsolidated affiliates	5,325	—	—	—	5,325
Proceeds from sale of real estate and business	—	15,096	—	—	15,096
Investment in restricted cash	(11,164)	—	—	—	(11,164)
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash used in investing activities	(10,622)	(367)	(620)	—	(11,609)

Financing activities:
Repayments of short and long-term debt	(7,468)	—	—	—	(7,468)
Payments for capital lease obligations	(499)	(9)	—	—	(508)
Proceeds from swap agreement unwind	826	—	—	—	826
Issuances of stock, net of forfeitures	236	—	—	—	236

Net cash used in financing activities	(6,905)	(9)	—	—	(6,914)

Net increase (decrease) in cash and cash equivalents	5,000	(62)	458	—	5,396
Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$93,998	$63	$1,091	$—	$95,152

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$32,405	$4,521	$(45)	$—	$36,881

Investing activities:
Purchases of property, plant and equipment	(2,070)	(18,118)	(703)	—	(20,891)
Proceeds from disposal of property, plant and equipment	—	2,653	133	—	2,786
Proceeds from sale of real estate and business	—	11,086	—	—	11,086
Investment in restricted cash	(3,656)	—	—	—	(3,656)
Investment in unconsolidated affiliates	(160)	—	—	—	(160)

Net cash used in investing activities	(5,886)	(4,379)	(570)	—	(10,835)

Financing activities:
Repayments of short and long-term debt	(24,934)	(17)	—	—	(24,951)
Proceeds from swap agreement unwind	385	—	—	—	385
Issuances of stock, net of forfeitures	2,725	—	—	—	2,725

Net cash used in financing activities	(21,824)	(17)	—	—	(21,841)

Net increase (decrease) in cash and cash equivalents	4,695	125	(615)	—	4,205
Cash and cash equivalents at beginning of period	84,303	—	1,248	—	85,551

Cash and cash equivalents at end of period	$88,998	$125	$633	$—	$89,756

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$42,057	$15,615	$1,544	$—	$59,216

Investing activities:
Purchases of property, plant and equipment	(1,724)	(17,009)	(1,273)	—	(20,006)
Acquisitions of businesses, net of cash acquired	—	(695)	—	—	(695)
Proceeds from disposal of property, plant and equipment	—	2,114	207	—	2,321
Investment in restricted cash	(3,834)	—	—	—	(3,834)

Net cash used in investing activities	(5,558)	(15,590)	(1,066)	—	(22,214)

Financing activities:
Repayments of short and long-term debt	(70)	(25)	—	—	(95)
Proceeds from swap agreement unwind	15,950	—	—	—	15,950
Deferred debt costs	(2,214)	—	—	—	(2,214)
Issuances of stock, net of forfeitures	594	—	—	—	594

Net cash provided by (used in) financing activities	14,260	(25)	—	—	14,235

Net increase in cash and cash equivalents	50,759	—	478	—	51,237
Cash and cash equivalents at beginning of period	33,544	—	770	—	34,314

Cash and cash equivalents at end of period	$84,303	$—	$1,248	$—	$85,551

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the 2003 financial statements of Standard Gypsum LP, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity in income of $6,799,000 in that company’s net income for the year ended December 31, 2003 is included in the accompanying consolidated financial statements. The financial statements of Standard Gypsum were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Caraustar Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has determined that as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting, as stated in their report which appears herein.

March 14, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CARAUSTAR INDUSTRIES, INC.

Information contained under the captions “Election of Directors” and “Governance of the Company” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

The Board of Directors has determined that, Daniel P. Casey and Eric R. Zarnikow are “audit committee financial experts,” as that term is defined in SEC regulations. Specifically, the Board determined that each of Mr. Casey, by virtue of his background and experience as the retired chief financial officer of Gaylord Container Corporation, and Mr. Zarnikow by virtue of his senior financial management experience with Service Master and other businesses, has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•	experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

The Board of Directors has also determined that Mr. Casey and Mr. Zarnikow are “independent directors” within the meaning of NASDAQ rules.

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

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption “Executive Compensation” in the Proxy Statement, except the item captioned —“Compensation Committee Report,” is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Information contained under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Russell M. Robinson, II, a member of the Board of Directors and former Chairman of the Board of Directors, is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s principal outside legal counsel, which performed services for the Company during the last fiscal year and during the current fiscal year. Certain members of such firm beneficially owned approximately 122,574 shares of the Company’s common stock as of March 11, 2005.

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

c. Schedule II — Valuation and Qualifying Accounts and Reserves

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deduct- ions Allowed		Balance at End of Year
December 31, 2005
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$3,147	$270	$(1,145	)(a)	$2,272
Allowance for sales returns and discounts	1,271	6,670	(6,820	)(b)	1,121

Total	$4,418	$6,940	$(7,965)		$3,393

December 31, 2004
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$4,235	$1,847	$(2,935	)(a)	$3,147
Allowance for sales returns and discounts	1,067	5,121	(4,917	)(b)	1,271

Total	$5,302	$6,968	$(7,852)		$4,418

December 31, 2003
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$4,139	$3,997	$(3,901	)(a)	$4,235
Allowance for sales returns and discounts	1,247	7,041	(7,221	)(b)	1,067

Total	$5,386	$11,038	$(11,122)		$5,302

(a)	Primarily uncollectible accounts receivables written-off.
(b)	Sales discounts and returns allowed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated on.

Signature

/s/ Michael J. Keough
Michael J. Keough, President and Chief Executive Officer (Principal Executive Officer); Director

Date: March 14, 2006

/s/ Ronald J. Domanico
Ronald J. Domanico, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2006

/s/ William A. Nix, III
William A. Nix, III, Vice President, Treasurer and Controller (Principal Accounting Officer)

Date: March 14, 2006

/s/ James E. Rogers
James E. Rogers, Chairman of the Board

Date: March 14, 2006

/s/ L. Celeste Bottorff
L. Celeste Bottorff, Director

Date: March 14, 2006

/s/ Daniel P. Casey Daniel P. Casey, Director

Date: March 14, 2006

Signature

/s/ Robert J. Clanin Robert J. Clanin, Director

Date: March 14, 2006

/s/ Charles Greiner, Jr. Charles Greiner, Jr., Director

Date: March 14, 2006

John T. Heald, Jr. Director

Date: March , 2006

Dennis M. Love, Director

Date: March , 2006

/s/ Bob M. Prillaman Bob M. Prillaman, Director

Date: March 14, 2006

Russell M. Robinson, II, Director

Date: March , 2006

Eric R. Zarnikow, Director

Date: March , 2006

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])

4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)

4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)

4.04	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.05	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])

4.06	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])

4.07	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])

10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])

10.02*	—	Consulting Agreement, dated as of August 5, 2005, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])

10.03*	—	Amended and Restated Employment Agreement, dated July 15, 2004, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])

10.04*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.05#*	—	Form of Change in Control Severance Agreement, dated November 7, 2005, between the Company and the officers of the Company (Incorporated by reference – Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])

10.06#*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])

Exhibit No.		Description
10.07†*	—	Senior Manager Incentive Compensation Plan for 2005.

10.08†*	—	Senior Manager Incentive Compensation Plan for 2006.

10.09*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])

10.10*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])

10.11*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])

10.12*	—	2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to Definitive Schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])

10.13*	—	First Amendment to 2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])

10.14	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.15	—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference — Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)

10.16	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference — Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.17	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference — Exhibit 10.29 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])

10.18	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).

10.19	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

10.20	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

Exhibit No.			Description

10.21†		—	Second Amendment to Credit Agreement, dated as of December 22, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent

10.22†		—	Third Amendment to Credit Agreement, dated as of August 3, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent

10.23		—	Fourth Amendment to Credit Agreement, dated as of October 25, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])

10.24		—	Fifth Amendment to Credit Agreement, dated as of March 29, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [SEC File No. 0-20646])

10.25		—	Sixth Amendment to Credit Agreement, dated as of September 20, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])

10.26†	**	—	Seventh Amendment to Credit Agreement, dated as of December 27, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent.

10.27*		—	Insurance Security Option Plan (Incorporated by reference — Exhibit 10.22 to Annual Report for 2003 on Form 10-K [SEC File No. 0-20646])

10.28*		—	Caraustar Industries, Inc. Restoration Plan (Incorporated by reference — Exhibit 10.23 to Annual Report for 2004 on Form 10-K [SEC File No. 0-20646])

10.29*		—	Caraustar Industries, Inc. Restoration Plan Amendment, dated as of August 11, 2005 (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])

10.30*		—	Caraustar Industries, Inc. Restoration Plan Amendment, dated as of November 7, 2005 (Incorporated by reference — Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])

10.31*		—	Director Compensation Arrangements (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on March 1, 2005)

10.32†		—	Agreement for Purchase and Sale of Partnership Interests in Standard Gypsum, L.P., dated as of January 17, 2006, by and among the Company, TIN Inc., f/k/a Temple-Inland Forest Products Corporation, Temple Gypsum Company, Gypsum MGC, Inc., and McQueeny Gypsum Company, LLC

12.01†		—	Computation of Ratio of Earnings to Fixed Charges
21.01†		—	Subsidiaries of the Registrant

Exhibit No.		Description

23.01†	—	Consent of Deloitte & Touche LLP with respect to the consolidated financial statements of the Company

23.02†	—	Consent of Deloitte & Touche LLP with respect to the financial statements of Standard Gypsum, L.P.

23.03†	—	Consent of Deloitte & Touche LLP with respect to the financial statements of Premier Boxboard Limited LLC

23.04†	—	Consent of Ernst & Young LLP with respect to the financial statements of Standard Gypsum, L.P.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01†	—	Financial Statements of Standard Gypsum, L.P.

99.02†	—	Financial Statements of Premier Boxboard Limited LLC

†	Filed herewith
*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: Michael J. Keough, Ronald J. Domanico, William A. Nix, III, Jimmy A. Russell, Thomas C. Dawson, John R. Foster, Steven L. Kelchen, Gregory B. Cottrell and Barry A. Smedstad.
**	A request for confidential treatment with respect to this exhibit has been submitted to the SEC, and the information for which confidential treatment has been requested has been redacted from this exhibit. A complete copy of this document, including the information that has been redacted from the exhibit, is being separately filed with the SEC.