Form 10-Q
period 2006-03-31
CARAUSTAR INDUSTRIES INC
filed 2006-05-10
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, April 30, 2006.

Common Stock, $.10 par value	29,076,979
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,376	$95,152
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,887 and $3,393 as of March 31, 2006 and December 31, 2005, respectively	98,463	91,061
Inventories	71,010	70,959
Refundable income taxes	—	56
Current deferred tax asset	11,023	40,259
Other current assets	13,242	21,613
Investment in unconsolidated affiliate	—	13,212
Assets of discontinued operations held for sale	67,100	76,665

Total current assets	561,214	408,977

PROPERTY, PLANT AND EQUIPMENT:
Land	10,196	7,931
Buildings and improvements	95,421	97,536
Machinery and equipment	428,268	424,503
Furniture and fixtures	14,958	15,071

	548,843	545,041
Less accumulated depreciation	(294,336)	(290,004)

Property, plant and equipment, net	254,507	255,037

GOODWILL	127,574	129,275
INVESTMENT IN UNCONSOLIDATED AFFILIATES	45,627	44,037
OTHER ASSETS	19,057	21,806

	$1,007,979	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$270,188	$85
Accounts payable	72,344	78,015
Accrued interest	17,469	7,976
Accrued compensation	7,511	9,146
Capital lease obligations	518	542
Income taxes payable	14,862	—
Other accrued liabilities	22,747	34,711
Liabilities of discontinued operations	27,849	31,373

Total current liabilities	433,488	161,848

SENIOR CREDIT FACILITY	30,000	—
OTHER LONG-TERM DEBT, less current maturities	256,625	492,305
LONG-TERM CAPITAL LEASE OBLIGATIONS	499	561
DEFERRED INCOME TAXES	48,264	48,699
PENSION LIABILITY	44,025	41,877
OTHER LIABILITIES	5,806	5,446
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,069,407 and 28,785,519 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,907	2,879
Additional paid-in capital	189,512	192,673
Unearned compensation	—	(3,442)
Retained earnings (deficit)	25,818	(54,834)
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(29,796)	(29,796)
Foreign currency translation	831	916

Total accumulated other comprehensive loss	(28,965)	(28,880)

Total Shareholders’ Equity	189,272	108,396

	$1,007,979	$859,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
SALES	$234,306	$220,222
COST OF SALES	198,014	182,842
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,651	31,857
RESTRUCTURING AND IMPAIRMENT COSTS	15	562

Income from operations	2,626	4,961
OTHER (EXPENSE) INCOME:
Interest expense	(10,096)	(10,610)
Interest income	2,180	509
Equity in income of unconsolidated affiliates	1,591	8,356
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—
Other, net	93	66

	129,015	(1,679)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	131,641	3,282
PROVISION FOR INCOME TAXES	(46,359)	(1,200)
MINORITY INTEREST IN INCOME	(14)	(25)

INCOME FROM CONTINUING OPERATIONS	85,268	2,057

DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	(7,089)	(2,390)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	2,473	787

LOSS FROM DISCONTINUED OPERATIONS	(4,616)	(1,603)

NET INCOME	80,652	454
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(85)	(118)

COMPREHENSIVE INCOME	$80,567	$336

BASIC
INCOME PER COMMON SHARE FOR CONTINUING OPERATIONS	$2.95	$$0.07

LOSS PER COMMON SHARE FOR DISCONTINUED OPERATIONS	$(0.16)	$(0.05)

NET INCOME PER COMMON SHARE	$2.79	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,874	28,761

DILUTED
INCOME PER COMMON SHARE FOR CONTINUING OPERATIONS	$2.95	$0.07

NET LOSS PER COMMON SHARE FOR DISCONTINUED OPERATIONS	$(0.16)	$(0.05)

NET INCOME PER COMMON SHARE	$2.79	$0.02

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,937	28,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$80,652	$454
Depreciation and amortization	5,820	6,675
Write-off of deferred debt costs	155	—
Equity-based compensation expense	225	255
Restructuring and impairment costs	4,860	183
Deferred income taxes	28,804	369
Gain on sale of interest in Standard Gypsum, L.P.	(135,247)	—
Loss on sale of assets held for sale	1,880	—
Equity in income of unconsolidated affiliates	(1,591)	(8,356)
Distributions from unconsolidated affiliates	—	4,000
Changes in operating assets and liabilities	9,175	(2,935)

Net cash (used in) provided by operating activities	(5,267)	645

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,795)	(4,482)
Proceeds from disposal of property, plant and equipment	224	695
Proceeds from sale of assets held for sale	6,026	—
Acquisition of businesses, net of cash acquired	(11,059)	—
Changes in restricted cash	10,818	(38)
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—
Investment in unconsolidated affiliates	—	(40)

Net cash provided by (used in) investing activities	146,674	(3,865)

FINANCING ACTIVITIES:
Proceeds from senior credit facility-revolver	30,000	—
Proceeds from senior credit facility- term loan	35,000	—
Deferred debt costs	(1,135)	—
Issuances of stock, net of forfeitures	74	96
Payments for capital lease obligations	(122)	(136)

Net cash provided by (used in) financing activities	63,817	(40)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,224	(3,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,152	89,756

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300,376	$86,496

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$147	$301

Income tax payments, net	$348	$94

Property acquired under capital leases	$36	$1,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for the three months ended March 31, 2006 and 2005 are not, and should not be construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2006. Reclassifications to prior year balances for current year discontinued operations presentation have been made.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K.

Note 2. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, chapter 4, “Inventory Pricing”. It states that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that the allocation of overhead costs be based upon normal capacity for the production facilities and that any overhead costs not allocated due to lower production, be recognized as current period charges and not capitalized in inventory. The Company adopted SFAS 151 in the first quarter of 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

Note 3. Divestiture

On February 27, 2006, the Company completed the sale of its partition business to RTS, a joint venture between Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a $1.9 million loss associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations.

Note 4. Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values.

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, have not recognized compensation costs for employee stock options.

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. The Company elected to utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123R.

        In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, restricted common shares, or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The restricted shares issued by the Company have a vesting schedule up to seven years from the date of grant or accelerate vest when the price of Caraustar stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each director that is not an employee of the Company is granted 3,000 options annually.

During the three months ended March 31, 2006, the Company granted 225 thousand options with a weighted average grant-date fair value of $5.96 per share. There were no options granted during the three months ended March 31, 2005. The Company recorded approximately $49 thousand of compensation expense for the three months ended March 31, 2006. The total intrinsic value of the 9.5 thousand options exercised was approximately $24 thousand valued as of March 31, 2006.

During the three months ended March 31, 2006, the Company granted 277 thousand shares of restricted stock at the weighted average grant-date fair value price of $10.14 per share. There were no shares of restricted stock granted during the three months ended March 31, 2005. The Company recorded approximately $176 thousand and $255 thousand of compensation expense in the three months ended March 31, 2006 and March 31, 2005, respectively.

Total compensation expense for restricted stock and non-qualified stock options for the three months ended March 31, 2006 and 2005 was $225 thousand and $255 thousand, respectively. The Company recognized no windfall tax benefit for the three months ended March 31, 2006.

The following table summarizes the stock option activity during the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)

Outstanding at December 31, 2005	1,618,959	$17.51
Granted	224,550	10.59
Forfeited	(66,159)	22.13
Exercised	9,487	7.75

Outstanding at March 31, 2006	1,767,863	$16.52	5.8	$1,069

Vested and expected to vest as of March 31, 2006	1,737,593	$16.64	5.8	$1,043

Options exercisable as of March 31, 2006	1,419,294	$18.17	5.1	$814

(1)	These amounts represent the difference between the exercise price and $10.29, the closing price of Caraustar stock on March 31, 2006 as reported on the NASDAQ Stock Market, for all the in-money options outstanding.

A summary of the status of Caraustar’s nonvested restricted stock as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2005	238,294	$16.95
Granted	276,550	10.14
Vested	(500)	17.05
Forfeited	(1,350)	17.05

Nonvested at March 31, 2006	512,994	$13.28

As of March 31, 2006 there was $5.7 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized cost is expected to be expensed over a weighted-average period of 6.3 years unless specific stock price targets are achieved, then the restricted stock will vest and be expensed during the period the targets are achieved. The total value of restricted shares vested during the three months ended March 31, 2006 was $9 thousand.

Results for the three months ended March 31, 2005 have not been restated. Had compensation expense for employee stock options been determined based on the fair value at the grant date consistent with FAS 123, the Company’s net income and earnings per share amounts for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Net income:
As reported	$454
Incremental stock based compensation expense determined pursuant to SFAS No. 123, net of related tax effects	(359)

Pro forma net income	$95

Diluted income per common share:
As reported	$0.02
Pro forma	0.00

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2006	December 31, 2005
Risk-free interest rate	4.65%	4.34% — 4.49%
Expected dividend yield	0%	0%
Expected option lives	8 years	8 years
Expected volatility	44%	41-43%

The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since our debt agreements contain certain limitations on the payment of dividends and currently preclude the Company from doing so. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, the Company will adjust the estimated forfeiture rate based upon actual experience.

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

Inventories at March 31, 2006 and December 31, 2005, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials and supplies	$32,176	$38,555
Finished goods and work in process	38,834	32,404

Total inventory	$71,010	$70,959

Note 6. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of the Company’s coated recycled paperboard business, the specialty packaging division and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and consists of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division is a component of the folding carton and custom packaging segment and consists of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations are a component of the tube, core and composite container segment and consist of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses.

The Company classified the results of operations for these assets as discontinued operations in the consolidated statements of operations for all periods presented.

Operating Results Data

The following table shows the results of discontinued operations for the three months ended March 31, 2006 and 2005:

	2006	2005
Sales	$42,414	$49,302
Cost of sales	39,551	47,055
Selling, general and administrative expenses	2,896	4,554
Restructuring and impairment costs	6,994	41

Loss from operations	(7,027)	(2,348)

Other income (expense), net	(62)	(42)

Loss from operations before benefit from income taxes	(7,089)	(2,390)
Benefit from income taxes	2,473	787

Loss from discontinued operations	$(4,616)	$(1,603)

In December 2005, in connection with the decision to exit these operations and hold them for sale, the Company recorded pre-tax impairment charges of approximately $82.7 million. Approximately $74.6 million related to the property, plant and equipment associated with the Company’s coated recycled paperboard business and approximately $8.1 million was related to the property, plant and equipment of the Company’s specialty packaging division. In addition, the Company also impaired approximately $10.5 million of goodwill related to its coated recycled paperboard business. In March 31, 2006, based upon updated estimates of fair market values for the coated recycled paperboard operations, the Company recorded an additional $4.8 million in impairment charges related to the property, plant and equipment which is recorded in restructuring and impairment charges of discontinued operations.

On February 27, 2006, the Company completed the sale of its partition business to RTS, a joint venture between Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a loss of approximately $1.9 million associated with this divestiture which is recorded in restructuring and impairment charges of discontinued operations.

On April 21, 2006 the Company entered into an agreement to sell the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for approximately $14.5 million. This sale is expected to result in a loss of approximately $3.3 million during the second quarter of 2006. The Company also entered into an agreement granting Cascades Inc. an option to buy the coating equipment and the customer list of the Rittman, OH coated paperboard mill for $500 thousand. The Company expects to close the Sprague transaction in the second quarter of 2006. The Company is currently marketing the assets of its other coated recycled paperboard mills and expects that the operations will be disposed of by December 31, 2006. Depending on the timing and structure of the sales for all of the Company’s coated recycled paperboard assets held for sale, the Company may incur losses or recognize income in the quarter of disposition.

The Company is evaluating sale opportunities for the remaining assets held for sale and expects to sell these assets by the end of 2006.

Assets and Liabilities Held for Sale

The assets classified as held for sale at March 31, 2006 and December 31, 2005 are summarized below (in thousands):

Accounts receivable	$18,402	$19,251
Inventory	9,868	12,167
Property, plant and equipment	37,545	43,621
Other assets	1,285	1,626

Assets of discontinued operations held for sale	$67,100	$76,665

Accounts payable	$15,232	$16,228
Accrued compensation	774	1,687
Notes payable	4,700	4,700
Other liabilities	7,143	8,758

Liabilities of discontinued operations	$27,849	$31,373

Note 7. Senior Credit Facility and Long-Term Debt

At March 31, 2006 and December 31, 2005, total long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Senior credit facility-revolver	$30,000	$—
Senior credit facility - term loan	35,000	—
9 7/8 % senior subordinated notes	257,500	257,500
7 3/8 % senior notes	189,750	189,750
7 1/4 % senior notes	29,000	29,000
Other notes payable (1)	4,955	4,955
Realized interest rate swap agreements (2)	10,608	11,185

Total debt	556,813	492,390
Less current maturities	(270,188)	(85)

Total long-term debt	$286,625	$492,305

(1)	At March 31, 2006 and December 31, 2005, industrial bonds (the Sprague bonds) of $4.7 million are included in current liabilities of discontinued operations and are not reflected in the schedule above.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

The carrying value of total debt outstanding at March 31, 2006 maturing during the next five years and thereafter is as follows (in thousands):

2006	$268,734
2007	5,928
2008	5,933
2009	201,608
2010	32,873
Thereafter	41,737

Total debt	$556,813

Senior Credit Facility

As of December 31, 2005 the Company’s senior credit facility provided for a revolving line of credit of $75.0 million and was secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility included a subfacility of $50.0 million for letters of credit, the usage of which reduced availability under the facility. As of December 31, 2005, no borrowings were outstanding under the facility; however, an aggregate of $37.5 million in letter of credit obligations were outstanding. Availability under this facility at December 31, 2005 was limited to $37.5 million after taking into consideration the outstanding letter of credit obligations. See discussion of the Company’s former senior credit facility in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory and equipment. The Company’s domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At March 31, 2006 the Company had $35.0 million outstanding under the five-year term loan and $30.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was limited to $65.0 million until the redemption of the Company’s 9 7/8% Senior Subordinated Notes due 2011 (the “Notes”), which occurred on May 1, 2006. After giving effect to revolver borrowings at closing, the Company had approximately $23.7 million in borrowing availability under the revolver. After completion of the redemption of the Notes, the Company has approximately

$58.7 million in borrowing availability. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Beginning with reference to the fiscal quarter ending September 30, 2006, pricing under the Senior Credit Facility will be determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan will range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions or change the nature of their business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below (1) prior to the redemption of the Notes, $30.0 million (determined without regard to the $65.0 million aggregate availability limitation described above), or (2) after the redemption of the Notes, $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

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

On May 1, 2006, the Company redeemed its outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. The Company used proceeds from borrowings at closing under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss which will be recognized in the second quarter of 2006. As a result of the redemption, these notes are classified as current at March 31, 2006.

Note 8. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and a specialty converting operation. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The folding carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes and facilities that provide contract manufacturing and contract packaging services. Intersegment sales are recorded at prices which approximate market prices.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Sales (external customers):
Paperboard	$49,412	$42,780
Recovered fiber	25,633	21,170
Tube, core, and composite container	96,300	94,869
Folding carton and custom packaging	62,961	61,403

Total	$234,306	$220,222

Sales (intersegment):
Paperboard	$32,507	$37,539
Recovered fiber	22,198	16,996
Tube, core, and composite container	1,426	1,119
Folding carton and custom packaging	581	209

Total	$56,712	$55,863

Income (loss) from continuing operations:
Paperboard (A)	$7,238	$9,031
Recovered fiber (B)	927	835
Tube, core, and composite container (C)	3,112	750
Folding carton and custom packaging (D)	(1,089)	854

	10,188	11,470
Corporate expense (E)	(7,562)	(6,509)

Income from continuing operations	2,626	4,961
Interest expense	(10,096)	(10,610)
Interest income	2,180	509
Equity in income of unconsolidated affiliates	1,591	8,356
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—
Other, net	93	66

Income from continuing operations before income taxes and minority interest	$131,641	$3,282

(A)	First quarter 2006 and 2005 results include charges to operations of $77 thousand and reversal of expense of $37 thousand, respectively, related to closing and consolidating operations and impairment of fixed assets within the paperboard segment.
(B)	First quarter 2006 and 2005 results include credits to operations of $38 thousand and charges to operations of $5 thousand, respectively, related to closing and consolidating operations and impairment of fixed assets within the recovered fiber segment.
(C)	First quarter 2006 and 2005 results include reversal of expense of $473 thousand and charges to operations of $124 thousand, respectively, related to closing and consolidating operations, settlement of leases and impairment of fixed assets within the tube, core and composite container segment
(D)	First quarter 2006 and 2005 results include charges to operations of $449 thousand and $428 thousand, respectively, related to closing and consolidating operations and impairment of fixed assets within the folding carton and custom packaging segment.
(E)	First quarter 2005 results include charges to operations of $42 thousand related to centralizing the accounting and finance operations.

Note 9. Goodwill and Other Intangible Assets

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the three month period ended March 31, 2006 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2005	$68,396	$3,777	$—	$57,102	$129,275
Sale of partition operations	—	—	—	(1,701)	(1,701)

Balance as of March 31, 2006	$68,396	$3,777	$—	$55,401	$127,574

Intangible Assets

As of March 31, 2006, the Company had an intangible asset of $5.9 million, net of $2.0 million of accumulated amortization and disposed of approximately $700 thousand resulting from the sale of the partition operations. At December 31, 2005, the Company had an intangible asset of $6.7 million, net of $1.9 million of accumulated amortization which is classified with other assets. Amortization expense for the three months ended March 31, 2006 and 2005 was $137 thousand and $142 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2007	$511
2008	511
2009	511
2010	511
2011	511

Five year total	$2,555

Note 10. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in industry demand and excess capacity. In response to these issues the Company has closed and consolidated seven facilities within its paperboard segment and four facilities within its carton and custom packaging segment. These initiatives are designed to enhance the Company’s competitiveness through reduced costs, reduction of geographic overlap and duplicative capabilities, and differentiated quality products and services to the Company’s customers.

In January 2006, the Company announced the permanent closure of its Birmingham carton plant located in Birmingham, Alabama. For the three months ended March 31, 2006, the Company recorded charges of $211 thousand for severance and other termination benefits and payments for severance and other termination benefits of $17 thousand. In order to facilitate the transition of customers to other facilities the Birmingham carton plant is expected to cease operations at the end of the second quarter of 2006. The Company expects to incur an additional $700 thousand in other exit costs related to the closure of this facility and will complete this plan by the end of 2007 upon satisfaction of the lease obligation.

In March 2006, the Company negotiated and settled its long term lease obligation related to the closure of its Mobile, Alabama tube plant, which was permanently closed in September 2005, for $175 thousand and recorded a $541 thousand reversal of the previous restructuring liability.

At March 31, 2006, a $2.2 million accrual remained for severance and other termination benefits, and a $175 thousand accrual remained for other exit costs related to restructuring activities. During the first quarter of 2006, the Company incurred costs of $161 thousand related to severance and other termination benefits and a reversal of other exit costs of $211 thousand which includes the $541 thousand reversal of other exit costs related to the above mentioned settlement of obligations under a long term lease. The Company paid $263 thousand in severance and other termination benefits and paid $481 thousand for other exit costs in the first quarter of 2006, leaving an accrual of $2.3 million at March 31, 2006. As of March 31, 2006 these plans are substantially complete and will be finalized upon the sale of real estate or settlement of lease obligations associated with the closed facilities.

In April 2006, the Company announced the permanent closure of its Danville Tube Plant located in Danville, Virginia. The Company expects to incur $860 thousand in severance and termination benefits and $265 thousand in other exit costs. The Danville Tube Plant is expected to cease operations by the end of the second quarter in order to facilitate customer transition to the Company’s other tube facilities.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2005 to March 31, 2006 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2005		$2,263	$867	$3,130
First quarter 2006 costs	$65	161	(211)	(50)	$15

Expenditures		(263)	(481)	(744)

Liability balance, March 31, 2006		$2,161	$175	$2,336

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of March 31, 2006, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of March 31, 2006	Estimated Costs to Complete Initiatives as of March 31, 2006	Total Estimated Costs of Initiatives as of March 31, 2006
Paperboard	$1,309	$—	$1,309
Folding carton and custom packaging	11,974	840	12,814
Tube, core and composite container	1,099	195	1,294

Total	$14,382	$1,035	$15,417

Note 11. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, no contributions will be required for the year ended December 31, 2006.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP is unfunded at March 31, 2006.

Pension expense for the Pension Plan and the SERP includes the following components for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31,
	2006	2005
Service cost of benefits earned	$923	$808
Interest cost on projected benefit obligation	1,878	1,552
Estimated return on plan assets	(1,788)	(1,475)
Net amortization and deferral	1,324	975

Net pension expense	$2,337	$1,860

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months ended March 31, 2006 and 2005 included the following components (in thousands):

	March 31,
	2006	2005
Service cost of benefits earned	$10	$8
Interest cost on accumulated postretirement benefit obligation	86	78
Amortization	59	17

Net periodic postretirement benefit cost	$155	$103

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended March 31,
	2006	2005
Income from continuing operations	$85,268	$2,057

Weighted average number of common shares outstanding-basic	28,874	28,761
Common share equivalents	63	166

Weighted average number of common shares outstanding-diluted	28,937	28,927

Income per share-basic	$2.95	$0.07

Income per share-diluted	$2.95	$0.07

The impact of the dilutive effect of the stock options has been included in the three months ended March 31, 2006 and March 31, 2005. The number of anti-dilutive options not included in the computation of diluted weighted average shares for the three months ended March 31, 2006 and 2005 were 1,248,088 and 1,089,338, respectively.

Note 13. Equity Interests in Unconsolidated Affiliates

On January 17, 2006 the Company sold its 50% membership interest in Standard Gypsum, L.P. (“Standard”) to Standard’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased the Company’s 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million. Temple-Inland also assumed all of Standard’s $56.2 million in debt obligations and other liabilities of Standard. As a result of this transaction, the Company ceased to be entitled to further distributions from Standard for all periods subsequent to January 1, 2006, and all of the Company’s rights and obligations as a partner in Standard ceased. The Company received a final cash distribution of $2.1 million in the first quarter, which was included in the calculation of the gain on sale. The Company limited its retained environmental indemnification such that its liability cannot exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard joint venture on April 1, 1996. This indemnification will terminate on January 17, 2011.

Standard was a joint venture that operated two gypsum wallboard manufacturing facilities and was accounted for under the equity method. One facility is located in McQueeny, Texas, and the other is in Cumberland City, Tennessee. The joint venture was managed by Temple-Inland, Inc., which was the owner of the remaining 50% interest in the joint venture. Because of the significance of Standard’s operating results to the Company, Standard’s prior year summarized balance sheet and income statement are presented below (in thousands):

December 31, 2005
Current assets	$33,353
Noncurrent assets	62,016
Current liabilities	12,873
Current debt	56,200
Long-term debt	—
Long-term liabilities	—
Net assets	26,296

March 31, 2005 *
Sales	$45,162
Gross profit	15,684
Income from operations	13,768
Net income	13,006

*	The actual dates of Standard’s financial statements are April 2, 2005 for the period ending March 31, 2005.

The Company owns 50% of Premier Boxboard Limited (“PBL”). PBL is a joint venture with Temple-Inland, Inc., which owns the remaining 50% interest, and is accounted for under the equity method. PBL produces lightweight gypsum facing paper along with containerboard grades, and is managed by the Company. Because of the significance of PBL’s operating results to the Company, PBL’s summarized balance sheets and income statements are presented below (in thousands):

	March 31, 2006	December 31, 2005
Current assets	$21,961	$15,562
Noncurrent assets	133,695	135,497
Current liabilities	13,968	12,607
Long-term liabilities	723	693
Long-term debt	50,000	50,000
Net assets	90,965	87,759

	Three Months Ended March 31,
	2006	2005
Sales	$28,069	$29,446
Gross profit	7,106	7,791
Income (loss) from operations	4,177	4,764
Net income (loss)	3,182	3,739

The Company received no cash distributions from PBL in the first quarter 2006, and $1.0 million in cash distributions in the first quarter of 2005. The Company’s equity interest in the earnings from PBL for the three months ended March 31, 2006 and March 31, 2005, were approximately $1.6 million and $1.9 million, respectively.

See discussion of PBL’s debt and related obligations in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 14. Guarantor Condensed Consolidating Financial Statements

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,125	$144	$107	$—	$300,376
Intercompany funding	(127,336)	139,190	(11,854)	—	—
Receivables, net of allowances	—	93,319	5,144	—	98,463
Intercompany accounts receivable	—	169	218	(387)	—
Inventories	—	66,978	4,032	—	71,010
Current deferred tax asset	11,023	—	—	—	11,023
Other current assets	10,297	2,781	164	—	13,242
Assets of discontinued operations held for sale	—	67,100	—	—	67,100

Total current assets	194,109	369,681	(2,189)	(387)	561,214

PROPERTY, PLANT, AND EQUIPMENT	22,112	500,389	26,342	—	548,843
Less accumulated depreciation	(11,398)	(268,650)	(14,288)	—	(294,336)

Property, plant, and equipment, net	10,714	231,739	12,054	—	254,507

GOODWILL	—	124,072	3,502	—	127,574

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	583,924	131,669	—	(715,593)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	45,627	—	—	—	45,627

OTHER ASSETS	12,407	6,640	10	—	19,057

	$846,781	$863,801	$13,377	$(715,980)	$1,007,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$270,188	$—	$—	$—	$270,188
Accounts payable	15,379	51,258	5,707	—	72,344
Intercompany accounts payable	—	218	169	(387)	—
Accrued interest	17,469	—	—	—	17,469
Accrued compensation	728	6,586	197	—	7,511
Capital lease obligation	493	25	—	—	518
Income taxes payable	14,862	—	—	—	14,862
Other accrued liabilities	3,486	18,685	576	—	22,747
Liabilities of discontinued operations	—	27,849	—	—	27,849

Total current liabilities	322,605	104,621	6,649	(387)	433,488

SENIOR CREDIT FACILITY	30,000	—	—	—	30,000

LONG-TERM CAPITAL LEASE OBLIGATIONS	435	64	—	—	499

OTHER LONG-TERM DEBT, less current maturities	253,125	3,500	—	—	256,625

DEFERRED INCOME TAXES	34,611	12,171	1,482	—	48,264

PENSION LIABILITY	44,025	—	—	—	44,025

OTHER LIABILITIES	734	4,643	—	429	5,806

SHAREHOLDERS’ EQUITY:
Common stock	2,793	772	523	(1,181)	2,907
Additional paid-in capital	194,670	682,282	9,167	(696,607)	189,512
Retained (deficit) earnings	(6,421)	55,748	(5,275)	(18,234)	25,818
Accumulated other comprehensive (loss) income	(29,796)	—	831	—	(28,965)

Total Shareholders’ Equity	161,246	738,802	5,246	(716,022)	189,272

	$846,781	$863,801	$13,377	$(715,980)	$1,007,979

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,998	$63	$1,091	$—	$95,152
Intercompany funding	(123,246)	136,057	(12,811)	—	—
Receivables, net of allowances	—	86,098	4,963	—	91,061
Intercompany accounts receivable	—	285	389	(674)	—
Inventories	—	66,936	4,023	—	70,959
Refundable income taxes	56	—	—	—	56
Current deferred tax asset	40,259	—	—	—	40,259
Other current assets	18,723	2,716	174	—	21,613
Investment in unconsolidated affiliate	13,212	—	—	—	13,212
Assets of discontinued operations held for sale	—	76,665	—	—	76,665

Total current assets	43,002	368,820	(2,171)	(674)	408,977

PROPERTY, PLANT, AND EQUIPMENT	20,310	498,441	26,290	—	545,041
Less accumulated depreciation	(10,968)	(265,036)	(14,000)	—	(290,004)

Property, plant, and equipment, net	9,342	233,405	12,290	—	255,037

GOODWILL	—	125,773	3,502	—	129,275

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	583,924	131,669	—	(715,593)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	44,037	—	—	—	44,037

OTHER ASSETS	15,192	6,592	22	—	21,806

	$695,497	$866,259	$13,643	$(716,267)	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$85	$—	$—	$—	$85
Accounts payable	26,368	46,033	5,614	—	78,015
Intercompany accounts payable	—	389	285	(674)	—
Accrued interest	7,976	—	—	—	7,976
Accrued compensation	1,657	7,274	215	—	9,146
Capital lease obligation	527	15	—	—	542
Other accrued liabilities	8,055	26,129	527	—	34,711
Liabilities of discontinued operations	—	31,373	—	—	31,373

Total current liabilities	44,668	111,213	6,641	(674)	161,848

SENIOR CREDIT FACILITY	—	—	—	—	—

LONG-TERM DEBT CAPITAL LEASE OBLIGATIONS	520	41	—	—	561

OTHER LONG-TERM DEBT, less current maturities	488,805	3,500	—	—	492,305

DEFERRED INCOME TAXES	35,056	12,165	1,478	—	48,699

PENSION LIABILITY	41,877	—	—	—	41,877

OTHER LIABILITIES	804	4,227	—	415	5,446

SHAREHOLDERS’ EQUITY:
Common stock	2,765	772	523	(1,181)	2,879
Additional paid-in capital	197,825	682,288	9,167	(696,607)	192,673
Unearned compensation	(3,442)	—	—	—	(3,442)
Retained (deficit) earnings	(83,585)	52,053	(5,082)	(18,220)	(54,834)
Accumulated other comprehensive (loss) income	(29,796)	—	916	—	(28,880)

Total Shareholders’ Equity	83,767	735,113	5,524	(716,008)	108,396

	$695,497	$866,259	$13,643	$(716,267)	$859,132

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$296,166	$11,487	$(73,347)	$234,306
COST OF SALES	—	261,063	10,298	(73,347)	198,014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,903	24,448	1,300	—	33,651
RESTRUCTURING AND OTHER IMPAIRMENT COSTS	—	15	—	—	15

(Loss) income from operations	(7,903)	10,640	(111)	—	2,626
OTHER (EXPENSE) INCOME:
Interest expense	(10,065)	(29)	(2)	—	(10,096)
Interest income	2,180	—	—	—	2,180
Equity in income of unconsolidated affiliates	1,591	—	—	—	1,591
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Other, net	—	173	(80)	—	93

	128,953	144	(82)	—	129,015

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	121,050	10,784	(193)	—	131,641
PROVISION FOR INCOME TAXES	(46,359)	—	—	—	(46,359)
MINORITY INTEREST IN INCOME	—	—	—	(14)	(14)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$74,691	$10,784	$(193)	$(14)	$85,268
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	—	(7,089)	—	—	(7,089)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	2,473	—	—	2,473

LOSS FROM DISCONTINUED OPERATIONS	—	(4,616)	—	—	(4,616)

NET INCOME (LOSS)	$74,691	$6,168	$(193)	$(14)	$80,652

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$284,666	$10,744	$(75,188)	$220,222
COST OF SALES	—	247,775	10,255	(75,188)	182,842
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,445	24,431	981	—	31,857
RESTRUCTURING AND IMPAIRMENT COSTS	42	520	—	—	562

(Loss) income from operations	(6,487)	11,940	(492)	—	4,961
OTHER (EXPENSE) INCOME:
Interest expense	(10,590)	(20)	—	—	(10,610)
Interest income	508	1	—	—	509
Equity in income of unconsolidated affiliates	8,356	—	—	—	8,356
Other, net	—	48	18	—	66

	(1,726)	29	18	—	(1,679)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(8,213)	11,969	(474)	—	3,282
(PROVISION) BENEFIT FOR INCOME TAXES	(1,200)	—	—	—	(1,200)
MINORITY INTEREST IN INCOME	—	—	—	(25)	(25)

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(9,413)	$11,969	$(474)	$(25)	$2,057
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS	—	(2,390)	—	—	(2,390)
BENEFIT FOR INCOME TAXES	—	787	—	—	787

LOSS FROM DISCONTINUED OPERATIONS	—	(1,603)	—	—	(1,603)

NET INCOME (LOSS)	$(9,413)	$10,366	$(474)	$(25)	$454

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,109)	$(199)	$(959)	$—	$(5,267)

Investing activities:
Purchases of property, plant and equipment	(1,802)	(5,968)	(25)	—	(7,795)
Proceeds from disposal of property, plant and equipment	—	224	—	—	224
Proceeds from sale of assets held for sale	—	6,026	—	—	6,026
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,818	—	—	—	10,818
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460
Investment in unconsolidated affiliates	—	—	—	—	—

Net cash provided by (used in) investing activities	146,417	282	(25)	—	146,674

Financing activities:
Proceeds from senior credit facility-revolver	30,000	—	—	—	30,000
Proceeds from senior credit facility-term loan	35,000	—	—	—	35,000
Payments for capital lease obligations	(120)	(2)	—	—	(122)
Deferred debt costs	(1,135)	—	—	—	(1,135)
Issuances of stock, net of forfeitures	74	—	—	—	74

Net cash provided by (used in) financing activities	63,819	(2)	—	—	63,817

Net increase (decrease) in cash and cash equivalents	206,127	81	(984)	—	205,224
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$300,125	$144	$107	$—	$300,376

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,919)	$3,364	$200	$—	$645

Investing activities:
Purchases of property, plant and equipment	(322)	(4,034)	(126)	—	(4,482)
Investment in restricted cash	(38)	—	—	—	(38)
Investment in unconsolidated affiliate	(40)	—	—	—	(40)
Proceeds from disposal of property, plant and equipment	—	695	—	—	695

Net cash used in investing activities	(400)	(3,339)	(126)	—	(3,865)

Financing activities:
Payments for capital lease obligations	(136)	—	—	—	(136)
Issuances of stock, net of forfeitures	96	—	—	—	96

Net cash used in financing activities	(40)	—	—	—	(40)

Net (decrease) increase in cash and cash equivalents	(3,359)	25	74	—	(3,260)

Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$85,639	$150	$707	$—	$86,496

Note 15. Commitments and Contingencies

On April 24, 2006 the Company was notified that the unionized workers at its Mentor Carton plant, which is located in Mentor, Ohio, made the decision to strike after failing to reach a labor agreement with the Company. The Company has undertaken several initiatives to mitigate the financial impact to the Company, including utilizing salaried employees to engage in limited production and moving most of the production to other carton plants. Although, the Company does not expect to incur significant costs related to this strike, costs are dependent on several factors, such as the Company and unionized employees reaching an agreement, the length of the strike, the duration and need for security at the facility, and associated legal costs. The Company will continue to evaluate its strategic options in light of the costs incurred or costs it is likely to incur, including the costs associated with returning the plant to efficient production levels and transitioning business back to the Mentor plant or the cost of maintaining production from Mentor at other carton plants. As of May 10, 2006 the Company and the employees had not reached an agreement.

In the second quarter of 2006, the Company and a competitor, Research Plastics, reached an agreement in principle resolving and terminating the disputes between Research Plastics and the Company concerning alleged patent infringement. The disputes were the subject of a case filed by Research Plastics against Federal Packaging, Inc. (an entity which was acquired and merged into the Company’s Industrial and Consumer Products Group) on August 14, 1998 in the United States Federal District Court for the Eastern District of Michigan, Southern Division. The Company has agreed to pay $1.2 million to Research Plastics. In addition, the parties expect to exchange mutual releases regarding all existing and potential claims arising from the alleged patent infringement, and expect to have all existing litigation dismissed between the parties.

During the year ended December 31, 2005 the Company recorded a $1.9 million reserve for customer claims arising from the Company’s specialty packaging division. On May 8, 2006 the Company and the customer executed an agreement to settle the customer claims by paying approximately $2.0 million in cash and will provide other concessions to the customer. This settlement was fully reserved as of March 31, 2006 and no additional reserves are expected. Additionally, in accordance with the settlement agreement, the Company will continue to supply the customer with product through the transition period which the parties anticipate will be through June 30, 2006.

In April 2006, the Company entered into an option agreement with Cascades, Inc. regarding certain components of Rittman paper machines numbers 2 and 3 (the “Rittman Equipment”) and the Rittman customer list. The exercise price of the option is $500 thousand. Should Cascades exercise its option regarding the Rittman Equipment, Caraustar would evaluate its options regarding how best to effectuate the sale of the remaining components of the Rittman paper machine and the remaining Rittman assets. Depending on the disposition of those assets, certain state and/or federal environmental obligations related to the Company’s landfill or other portions of the property on which the Rittman facility is situated may be triggered and/or accelerated. As of May 9, 2006 the Company estimated that future costs related to the Company’s environmental obligations on that property could be an additional $1.5 million which might be triggered or accelerated; however, this amount and the timing of the costs could vary depending upon a state and/or federal assessment of the site.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CARAUSTAR INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report and with the management’s discussion and analysis of financial condition and results of operations and consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated paperboard and operates a specialty converting operation. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The folding carton and custom packaging segment produces printed and unprinted folding cartons and set-up boxes and provides contract manufacturing and packaging services.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 49% in the first three months of 2006. The remaining 51% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment and profitability, restructuring activities have become an important element of our strategy. Our recent sale of our interest in Standard Gypsum and the sale of our partition business, along with our recently announced intention to exit the coated recycled paperboard and specialty contract packaging businesses, are part of our strategic transformation plan to reduce our debt and better position us to compete and leverage our expertise in our core businesses.

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

We are a holding company that operates our business through 24 subsidiaries as of March 31, 2006. We also own a 50% interest in one joint venture with Temple-Inland, Inc. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off - Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the three-month period ended March 31, 2006, other than the adoption of SFAS No. 123(R), “Share-Based Payments” and SFAS No. 151 “Inventory Costs” during the quarter ended March 31, 2006,.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table shows paperboard shipment volume, selling price per ton, recovered fiber cost per ton for the paperboard mills, and paperboard cost per ton for the tube and core operations for the periods indicated. The information below showing average selling price and average cost per ton, is presented because management believes they are the most significant indicators of profitability for the paperboard segment and the tube, core and composite container segment. Historically, recovered fiber has been our largest raw material cost component and their costs have fluctuated significantly due to market and industry conditions. However, these drivers are not the only factors that can impact these segments. See “Risk Factors” in Part II, Item 1A below and of our Form 10-K for additional discussion of factors that impact our business. Also note that a portion of our sales do not have related paperboard volume, such as sales of contract packaging services and sales of recovered fiber. The volume information shown below includes shipments of unconverted paperboard and converted paperboard products. Tonnage volumes from our business segments, excluding tonnage produced or converted by our unconsolidated joint ventures, are combined and presented along end-use market lines.

	Three Months Ended March 31,		Change	% Change
	2006	2005
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	169.9	162.3	7.6	4.7%
Purchases from external sources	28.2	30.2	(2.0)	(6.6)%
Volume from discontinued operations	83.6	83.1	0.5	0.6%

Total paperboard tonnage	281.7	275.6	6.1	2.2%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	61.1	60.9	0.2	0.3%
Purchases from external sources	10.2	9.6	0.6	6.3%

Tube, core and composite container converted products	71.3	70.5	0.8	1.1%
Unconverted paperboard shipped to external customers	12.7	12.5	0.2	1.6%
Volume from discontinued operations	0.3	0.4	(0.1)	(25.0)%

Tube, core and composite container volume	84.3	83.4	0.9	1.1%
Folding carton volume
Paperboard (internal)	0.7	1.2	(0.5)	(41.7)%
Purchases from external sources	16.1	18.8	(2.7)	(14.4)%

Folding carton converted products	16.8	20.0	(3.2)	(16.0)%
Unconverted paperboard shipped to external customers	14.6	13.8	0.8	5.8%
Volume from discontinued operations	75.9	71.6	4.3	6.0%

Folding carton volume	107.3	105.4	1.9	1.8%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	24.9	18.3	6.6	36.1%
Other specialty products volume
Paperboard (internal)	20.4	20.6	(0.2)	(1.0)%
Purchases from external sources	1.9	1.8	0.1	5.6%

Other specialty converted products	22.3	22.4	(0.1)	(0.4)%
Unconverted paperboard shipped to external customers	35.5	35.0	0.5	1.4%
Volume from discontinued operations	7.4	11.1	(3.7)	(33.3)%

Other specialty products volume	65.2	68.5	(3.3)	(4.8)%

Total paperboard tonnage	281.7	275.6	6.1	2.2%

Selling price and cost data for continuing operations ($/ton):
Paperboard mills:
Average selling price	$466	$468	(2)	(0.4)%
Average recovered fiber cost	90	111	(21)	(18.9)%
Tube and core facilities:
Average selling price	$971	$936	35	3.7%
Average paperboard cost	498	515	(17)	(3.3)%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Three Months Ended March 31,		Change	% Change
	2006	2005
Paperboard
Unconverted paperboard shipped to external customers	87.7	79.6	8.1	10.2%
Paperboard shipped internally to converters in the paperboard segment	14.3	15.1	(0.8)	(5.3)%
Paperboard purchased externally by converters in the paperboard segment	0.0	0.1	(0.1)	(100.0)%
Volume from discontinued operations	57.9	55.6	2.3	4.1%

Total volume	159.9	150.4	9.5	6.3%

Tube, core and composite container
Paperboard (internal)	67.2	66.4	0.8	1.2%
Purchases from external sources	12.1	11.3	0.8	7.1%
Volume from discontinued operations	2.4	3.1	(0.7)	(22.6)%

Total volume converted	81.7	80.8	0.9	1.1%

Folding carton and custom packaging
Paperboard (internal)	0.7	1.2	(0.5)	(41.7)%
Purchases from external sources	16.1	18.8	(2.7)	(14.4)%
Volume from discontinued operations	23.3	24.4	(1.1)	(4.5)%

Total volume converted	40.1	44.4	(4.3)	(9.7)%

Total paperboard tonnage	281.7	275.6	6.1	2.2%

Paperboard Tonnage. Total paperboard tonnage from continuing operations for the first three months of 2006 increased 2.9% to 198.1 thousand tons from 192.6 thousand tons for the same period in 2005. Tons sold from paperboard production, from continuing operations, increased 4.7% to 169.9 thousand tons for the first quarter of 2006 compared to the same period in 2005. Total tonnage converted, from continuing operations, decreased 3.0% for the first quarter 2006.

Total paperboard tonnage increased due to an increase in sales of unconverted paperboard to the gypsum wallboard facing paper end-use market. This increase is due to the completion of an equipment upgrade at our Sweetwater mill.

This increase was partially offset by:

•	A decrease in internal paperboard mill production in the other specialty end-use market.

•	A decrease in internal conversion by our folding carton and custom packaging segment converting operations primarily due to lower industry demand.

Sales. Our consolidated sales for the three months ended March 31, 2006 increased 6.4% to $234.3 million from $220.2 million in the same period of 2005. The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2006	2005
Paperboard	$49,412	$42,780	$6,632	15.5%
Recovered fiber	25,633	21,170	4,463	21.1%
Tube, core and composite container	96,300	94,869	1,431	1.5%
Folding carton and custom packaging	62,961	61,403	1,558	2.5%

Total	$234,306	$220,222	$14,084	6.4%

Paperboard Segment

Sales for the paperboard segment increased due to the following factors:

•	Higher volume accounted for an approximate $4.5 million of the increase.

•	Higher selling prices accounted for an approximate $2.6 million of the increase.

These factors were partially offset by lower sales in our specialty converting operation which accounted for an estimated $700 thousand decrease in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume sold to our 50% owned joint venture, Premier Boxboard, beginning in the fourth quarter of 2005.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher tube and core selling prices which accounted for an approximate $2.7 million increase.

This increase was partially offset by the following factors:

•	Lower volume for forming sales and other products accounted for an approximate $1.1 million decrease in sales.

•	Lower volume in tube and core accounted for an approximate $400 thousand decrease in sales.

Folding Carton and Custom Packaging Segment

Sales for the folding carton and custom packaging segment increased primarily due to the acquisition of the Carolina Carton plant purchased from Sonoco Products Company on December 31, 2005 as well as higher sales at certain carton facilities due to promotional activities. These increases were partially offset by a decrease in sales as a result of closed facilities and as a result of ending a relationship with a significant customer with low margins and high credit risk.

Cost of Sales. Cost of sales for the first quarter 2006 increased $15.2 million from $182.8 million in 2005 to $198.0 million in 2006.

The increase in cost of sales was primarily due to the following factors:

•	Higher freight costs of $3.0 million.

•	Higher recovered fiber costs of approximately $2.5 million in the recovered fiber segment primarily due to the increase in volume.

•	Higher energy and fuel costs in the paperboard segment of approximately $2.2 million.

•	Higher other manufacturing costs of approximately $1.9 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Higher paperboard costs of approximately $1.5 million in the folding carton and custom packaging segment.

•	Higher employee and benefit costs of approximately $1.5 million in the paperboard segment, primarily due to increased production.

•	Higher repairs and maintenance costs in the paperboard segment of approximately $1.0 million.

•	Accelerated depreciation expense of approximately $1.2 million related to the closure of the Birmingham carton plant and the York carton plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.7 million in the first quarter of 2006, an increase of 5.6% from the first quarter of 2005.

The increase in selling, general and administrative expenses is primarily due to the following factors:

•	A $1.2 million reserve for the settlement of a patent infringement dispute.

•	Higher accounts receivable reserve expense of approximately $1.0 million primarily due to a customer who filed for bankruptcy.

These factors were partially offset by the elimination of selling, general and administration expenses of approximately $500 thousand due to closure of facilities.

Restructuring and Impairment Costs.

During the first quarter of 2006, we incurred a $65 thousand charge for impairment of assets, $161 thousand in severance and other termination benefits and a reversal of expense of $211 thousand for other exit costs. We paid $263 thousand in severance and other termination benefits and paid $481 thousand for other exit costs in the first quarter of 2006, leaving an accrual of $2.3 million at March 31, 2006.

In April 2006, we announced the permanent closure of our Danville Tube Plant located in Danville, Virginia. We expect to incur $860 thousand in severance and termination benefits and $265 thousand in other exit costs. The Danville Tube Plant is expected to cease operations by the end of the second quarter in order to facilitate customer transition to our other tube facilities.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income From Operations. Income from continuing operations for the first quarter of 2006 was $2.6 million, a decrease of $2.3 million from $4.9 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2006	2005
Paperboard	$7,238	$9,031	$(1,793)	(19.85)%
Recovered fiber	927	835	92	11.02%
Tube, core and composite container	3,112	750	2,362	314.93%
Folding carton and custom packaging	(1,089)	854	(1,943)	(227.52)%
Corporate expense	(7,562)	(6,509)	(1,053)	16.18%

Total	$2,626	$4,961	$(2,335)	(47.1)%

Paperboard Segment

The decrease in income from operations was primarily due to the following factors:

•	Higher energy and fuel costs of approximately $1.9 million.

•	Higher other manufacturing costs of approximately $1.5 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Higher repair and maintenance costs of approximately $1.1 million.

•	Higher freight costs of approximately $1.1 million.

These factors were partially offset by:

•	Lower recovered fiber costs improved operating results by approximately $3.3 million.

•	Higher volume accounted for an approximate $1.0 million of the increase in income from operations.

Recovered Fiber Segment

The increase in income from operations resulted from higher volume, partially offset by higher accounts receivable reserve expense.

Tube, Core and Composite Container Segment

Income from operations increased approximately $4.0 million due primarily to higher selling prices, partially offset by higher paperboard costs.

This factor was partially offset by:

•	Higher freight and other manufacturing costs of approximately $800 thousand.

•	Higher accounts receivable reserve expense of approximately $500 thousand.

•	Higher repairs and maintenance costs of approximately $300 thousand.

Folding Carton and Custom Packaging Segment

The decrease in income from operations was primarily due to the following factors:

•	Accelerated depreciation expense of $1.2 million related to the closure of our Birmingham carton plant and our York carton plant.

•	Higher other manufacturing costs of approximately $500 thousand.

Discontinued Operations

The loss from discontinued operations for the first quarter 2006 and 2005 was $4.6 million and $1.6 million, respectively. See Note 6 to our consolidated financial statements for additional discussion of discontinued operations.

Other Income (Expense). Interest expense for the three months ended March 31, 2006 and 2005 was approximately $10.1 and $10.6 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt and interest expense .

Gain on Sale of Interest in Standard Gypsum, L.P.

On January 17, 2006, we sold our 50% membership interest in Standard Gypsum, L.P. (“Standard”) to Standard’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

Equity in Income of Unconsolidated Affiliates

Equity in income from unconsolidated affiliates was $1.6 million in the first quarter of 2006, a decrease of $6.8 million in equity in income from unconsolidated affiliates of $8.4 million in the first quarter of 2005. This decrease was primarily due to the sale of our interest in Standard Gypsum, a joint venture with Temple-Inland, whereby, effective January 1, 2006 we were no longer entitled to earnings or distributions from Standard Gypsum, this accounted for approximately $6.5 million of the $6.8 million decrease.

Provision for Income Taxes. The effective rate of income tax expense on continuing operations for the three months ended March 31, 2006 was 35.2%, compared with 36.6 % for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments.

Net Income. Due to the factors discussed above, net income for the first quarter of 2006 was $80.7 or $2.79 net income per common share, compared to net income of $454 thousand, or $0.02 net income per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2005 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at March 31, 2006 of $300.4 million, after taking into account the amount necessary to redeem our senior subordinated notes as described below, together with borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ending December 31, 2006 and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Continued increase in fuel costs.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

•	Business or production disruptions related to a labor strike at our Mentor plant (as discussed below in Part II, Item 1A. Risk Factors), or other labor disputes.

•	Increase in costs associated with environmental compliance at our Rittman, Ohio facility discussed below in Part II, Item 5. Other Information.

The occurrence, continuation or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain additional funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Our ability to secure additional funds could also be materially adversely affected by our substantial indebtedness. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility as of March 31, 2006. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2006.

Borrowings. At March 31, 2006 and December 31, 2005, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	March 31, 2006	December 31, 2005
Senior credit facility-revolver	$30,000	$—
Senior credit facility-term loan	35,000	—
9 7/8% senior subordinated notes	257,500	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	4,955	4,955
Realized interest rate swap gains (2)	10,608	11,185

Total debt	$556,813	$492,390

(1)	As of December 31, 2005, industrial revenue bonds of $4.7 million (the Sprague bonds) have been included in current liabilities of discontinued operations and are not reflected in the schedule above.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

On March 30, 2006, we amended our senior credit facility by entering into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”). The Senior Credit Agreement provides for a $145.0 million senior credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The Senior Credit Facility is secured by substantially all our and our domestic subsidiaries’ assets other than real property, including accounts receivable, general intangibles, inventory and equipment. Our domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers or as guarantors. At March 31, 2006 a total of $35.0 million was outstanding under the term loan and a total of $30.0 million was outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was limited to $65.0 million until the redemption of our senior subordinated notes due 2011 which occurred on May 1, 2006 as described below. After giving effect to revolver borrowings at closing, we had approximately $23.7 million in borrowing availability under the revolver. After completion of the redemption of our senior subordinated notes, we have approximately $58.7 million in borrowing availability. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Beginning with reference to the fiscal quarter ending September 30, 2006, pricing under the Senior Credit Facility will be determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan will range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The Senior Credit Facility contains covenants that restrict, among other things, our and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions or change the nature of our business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below (1) prior to the redemption of the senior subordinated notes, $30.0 million (determined without regard to the $65.0 million aggregate availability limitation described above), or (2) after the redemption of the senior subordinated notes, $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

On May 1, 2006, we redeemed our outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. We used proceeds from borrowings at closing under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss which will be recognized in the second quarter of 2006. As a result of the redemption, these notes were classified as current at March 31, 2006.

Off-Balance Sheet Arrangements – Joint Venture Financings. On January 17, 2006 we sold our 50% membership interest in Standard Gypsum, L.P. (“Standard”) to Standard’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150.0 million, which resulted in a gain of approximately $135.2 million. Temple-Inland also assumed all of Standard’s $56.2 million in debt obligations and other liabilities of Standard. As a result of this transaction, we ceased to be entitled to any further distributions from Standard for all periods subsequent to January 1, 2006, and all of our rights and obligations as a partner in Standard ceased. Once the sale was completed our guaranty and letter of credit support obligations in respect of Standard’s debt were eliminated. We provided certain environmental indemnification not to exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard joint venture on April 1, 1996. This indemnification will terminate January 17, 2011.

Since December 31, 2005 there have been no material changes in our obligations with respect to our other joint venture, Premier Boxboard Limited. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Because we account or accounted for these interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets.

Cash used in Operations. Cash used in operations was $5.3 million for the three-month period ended March 31, 2006, compared with $645 thousand in cash provided by operations for the same period of 2005. The decrease in 2006 compared to the same period in 2005 was due primarily to the following factors:

•	A $4.0 million decrease in distributions from our unconsolidated affiliates. This decrease was primarily attributable to the sale of our membership interest in our 50% owned joint venture, Standards, to Standards’ other partner, Temple-Inland, whereby we are no longer entitled to any further distributions.

•	Changes in working capital resulted in a $2.1 million decrease in operating cash flow primarily due to changes in accounts receivable, inventory, accounts payable and other assets and liabilities.

Capital Expenditures. Capital expenditures were $7.8 million for the first quarter of 2006 versus $4.5 million in the first quarter of 2005. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2006. To conserve cash, we intend to limit capital expenditures for 2006 to cost reduction, productivity improvement projects, and replacement projects.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The only significant change to our contractual obligations since December 31, 2005 is the incurrence of debt and interest under the senior credit facility. These borrowings will increase our payment obligations as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior credit facility-revolver	$30,000	$—	$—	$30,000	$—
Senior credit facility-term loan	35,000	4,375	11,667	18,958	—
Interest payment obligations	18,092	3,321	7,863	6,908	—

Total	$83,092	$7,696	$19,530	$55,866	$—

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, operating results or financial condition. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, business or production disruptions related to labor strikes, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, increases in costs associated with environmental compliance, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to service our substantial indebtedness, and unforeseen difficulties with the integration of our accounting and control operations, IT systems or legal function. Additional relevant risk factors that could cause actual results to differ materially are discussed below in Part II, Item 1A, and in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant developments with respect to our exposure to interest rate market risks other than the debt transactions disclosed in the notes to our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There was no material change to our internal control over financial reporting during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

See Risk Factors below

ITEM 1. LEGAL PROCEEDINGS

In the second quarter of 2006, the Company and a competitor, Research Plastics, reached an agreement in principle resolving and terminating the disputes with Research Plastics concerning alleged patent infringement. The disputes were the subject of a case filed by Research Plastics against Federal Packaging, Inc. (an entity which was acquired and merged into our Industrial and Consumer Products Group) on August 14, 1998 in the United States Federal District Court for the Eastern District of Michigan, Southern Division. We have agreed to pay $1.2 million to Research Plastics. In addition, the parties expect to exchange mutual releases regarding all existing and potential claims arising from the alleged patent infringement, and expect to have all existing litigation dismissed between the parties.

During the year ended December 31, 2005 we recorded a $1.9 million reserve for customer claims arising from our specialty packaging division. On May 8, 2006 we executed an agreement with the customer to settle the customer claims by paying approximately $2.0 million in cash and will provide other concessions to the customer. This settlement was fully reserved as of March 31, 2006 and no additional reserves are expected. Additionally, in accordance with the settlement agreement, we will continue to supply the customer with product through the transition period which the parties anticipate will be through June 30, 2006.

ITEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been not material changes to those risk factors since the date of the Annual Report, except as noted below.

On April 24, 2006 we were notified that the unionized workers at our Mentor Carton plant, which is located in Mentor, Ohio, made the decision to strike after failing to reach a labor agreement. We have undertaken several initiatives to mitigate the financial impact to us, including utilizing salaried employees to engage in limited production and moving most of the production to other carton plants. Although, we do not expect to incur significant costs related to this strike, costs are dependent on several factors, such as reaching an agreement with the unionized employees, the length of the strike, the duration and need for security at the facility, and associated legal costs. We will continue to evaluate our strategic options in light of the costs incurred or costs it is likely to incur, including the costs associated with returning the plant to efficient production levels and transitioning business back to the Mentor plant or the cost of maintaining production from Mentor at other carton plants. As of May 10, 2006 we had not reached an agreement with the employees.

Additionally, we may incur costs associated with environmental obligations which may be triggered or accelerated by the disposal of Rittman, Ohio facility discussed below in Part II, Item 5. Other Information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flows improve. Our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

The following table sets forth all purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month for the three months ended March 31, 2006.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under Plans or Programs
January 1 – January 31, 2006	181	$1,602	—	—
February 1 – February 28, 2006	—	—	—	—
March 1 – March 31, 2006	—	—	—	—

(1)	These shares were surrendered by employees to satisfy the employee’s minimum withholding obligations in connection with the vesting of restricted common stock issued by the Company. The Company does not consider the purchase of shares from employees in this context to be pursuant to a publicly announced plan or program. The table excludes shares withheld from employees in “cashless exercises” to satisfy minimum withholding requirements and to pay the exercise price of options.

ITEM 5. Other Information

In April 2006, the Company entered into an option agreement with Cascades, Inc. regarding certain components of Rittman paper machines numbers 2 and 3 (the “Rittman Equipment”) and the Rittman customer list. The exercise price of the option is $500 thousand. Should Cascades exercise its option regarding the Rittman Equipment, Caraustar would evaluate its options regarding how best to effectuate the sale of the remaining components of the Rittman paper machine and the remaining Rittman assets. Depending on the disposition of those assets, certain state and/or federal environmental obligations related to the Company’s landfill or other portions of the property on which the Rittman facility is situated may be triggered and/or accelerated. As of May 9, 2006 the Company estimated that future costs related to the Company’s environmental obligations on that property could be an additional $1.5 million which might be triggered or accelerated; however, this amount and the timing of the costs could vary depending upon a state and/or federal assessment of the site.

ITEM 6. EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

Date: May 9, 2006

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01†	—	Agreement for Purchase and Sale of Sprague Paperboard, Inc., dated as of April 21, 2006, by and among the Company, Cascades, Inc., Cascades Boxboard Group-Connecticut LLC and Sprague Paperboard, Inc.

10.02†	—	Rittman Agreement for Transition Services, dated as of April 21, 2006, by and among the Company, Caraustar Mill Group, Inc., and Cascades Boxboard Group-Connecticut LLC.

10.03†	—	Rittman Option Agreement, dated as of April 21, 2006, by and among the Company, Caraustar Mill Group, Inc., and Cascades Boxboard Group-Connecticut LLC.

10.04†	—	Agreement for Purchase and Sale of Partition Companies, dated as of February 27, 2006, by and among the Company, RTS Packaging, LLC, and Caraustar Industrial and Consumer Products Group, Inc.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith