Form 10-Q
period 2006-06-30
CARAUSTAR INDUSTRIES INC
filed 2006-08-08
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 3, 2006.

Common Stock, $.10 par value	28,071,648
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,447	$95,152
Receivables, net of allowances for doubtful accounts, returns, and discounts of $2,570 and $2,613 as of June 30, 2006 and December 31, 2005, respectively	96,521	91,061
Inventories	70,883	70,959
Refundable income taxes	—	56
Current deferred tax asset	8,682	40,259
Other current assets	11,413	21,613
Investment in unconsolidated affiliate	—	13,212
Assets of discontinued operations held for sale	64,060	76,665

Total current assets	259,006	408,977

PROPERTY, PLANT AND EQUIPMENT:
Land	9,715	7,931
Buildings and improvements	92,171	97,536
Machinery and equipment	429,845	424,503
Furniture and fixtures	14,739	15,071

	546,470	545,041
Less accumulated depreciation	(294,931)	(290,004)

Property, plant and equipment, net	251,539	255,037

GOODWILL	127,574	129,275
INVESTMENT IN UNCONSOLIDATED AFFILIATES	42,688	44,037
OTHER ASSETS	19,130	21,806

	$699,937	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,915	$85
Accounts payable	76,454	78,015
Accrued interest	1,667	7,976
Accrued compensation	9,528	9,146
Capital lease obligations	522	542
Income taxes payable	4,642	—
Other accrued liabilities	22,984	34,711
Liabilities of discontinued operations	19,499	31,373

Total current liabilities	141,211	161,848

LONG-TERM DEBT, less current maturities	275,031	492,305
LONG-TERM CAPITAL LEASE OBLIGATIONS	369	561
DEFERRED INCOME TAXES	49,872	48,699
PENSION LIABILITY	45,795	41,877
OTHER LIABILITIES	5,928	5,446
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,070,804 and 28,785,519 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,908	2,879
Additional paid-in capital	189,966	192,673
Unearned compensation	—	(3,442)
Retained earnings (deficit)	17,612	(54,834)
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(29,796)	(29,796)
Foreign currency translation	1,041	916

Total accumulated other comprehensive loss	(28,755)	(28,880)

Total Shareholders’ Equity	181,731	108,396

	$699,937	$859,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
SALES	$233,834	$217,223	$468,140	$437,445
COST OF SALES	197,299	181,050	395,313	363,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,043	30,698	64,694	62,555
RESTRUCTURING AND IMPAIRMENT COSTS	3,620	258	3,635	820

Income from operations	1,872	5,217	4,498	10,178
OTHER (EXPENSE) INCOME:
Interest expense	(7,029)	(10,358)	(17,125)	(20,968)
Interest income	1,445	554	3,625	1,063
Equity in income of unconsolidated affiliates	2,060	9,560	3,651	17,916
Gain on sale of interest in Standard Gypsum, L.P.	—	—	135,247	—
(Loss) gain on redemption of senior subordinated notes	(10,272)	121	(10,272)	121
Other, net	15	100	108	166

	(13,781)	(23)	115,234	(1,702)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(11,909)	5,194	119,732	8,476
BENEFIT (PROVISION) FOR INCOME TAXES	3,859	(4,022)	(42,500)	(5,222)
MINORITY INTEREST IN INCOME	(69)	(81)	(83)	(106)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,119)	1,091	77,149	3,148

DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(121)	(1,480)	(7,210)	(3,870)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	34	503	2,507	1,290

LOSS FROM DISCONTINUED OPERATIONS	(87)	(977)	(4,703)	(2,580)

NET INCOME (LOSS)	(8,206)	114	72,446	568

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	210	(95)	125	(213)

COMPREHENSIVE INCOME (LOSS)	$(7,996)	$19	$72,571	$355

BASIC INCOME (LOSS) PER COMMON SHARE

CONTINUING OPERATIONS	$(0.28)	$0.04	$2.70	$0.11

DISCONTINUED OPERATIONS	$0.00	$(0.04)	$(0.16)	$(0.09)

NET	$(0.28)	$0.00	$2.54	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,570	28,765	28,559	28,763

DILUTED INCOME (LOSS) PER COMMON SHARE
CONTINUING OPERATIONS	$(0.28)	$0.04	$2.70	$0.11

DISCONTINUED OPERATIONS	$0.00	$(0.04)	$(0.16)	$(0.09)

NET	$(0.28)	$0.00	$2.54	$0.02

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,570	28,857	28,615	28,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$72,446	$568
Depreciation and amortization	11,162	14,127
Write-off of deferred debt costs	155	—
Equity-based compensation expense	547	458
Loss (gain) on redemption of senior subordinated notes	10,272	(121)
Restructuring and impairment costs	7,011	249
Deferred income taxes	32,754	3,765
Gain on sale of interest in Standard Gypsum, L.P.	(135,247)	—
Loss on sale of assets held for sale	2,073	—
Equity in income of unconsolidated affiliates	(3,651)	(17,916)
Distributions from unconsolidated affiliates	3,616	14,766
Changes in operating assets and liabilities	(4,688)	(8,470)

Net cash (used in) provided by operating activities	(3,550)	7,426

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,799)	(11,551)
Proceeds from disposal of property, plant and equipment	353	1,105
Proceeds from sale of assets held for sale	7,195	—
Acquisition of businesses, net of cash acquired	(11,059)	—
Changes in restricted cash	10,712	(69)
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—
Return of investment in unconsolidated affiliates	1,384	1,734
Investment in unconsolidated affiliates	—	(40)

Net cash provided by (used in) investing activities	141,246	(8,821)

FINANCING ACTIVITIES:
Proceeds from senior credit facility-revolver	30,000	—
Repayments of senior credit facility-revolver	(15,000)	—
Proceeds from senior credit facility-term loan	35,000	—
Repayments of short and long-term debt	(274,110)	(2,413)
Deferred debt costs	(1,135)	—
Swap agreement unwind proceeds	—	826
Payments for capital lease obligations	(248)	(234)
Issuances of stock, net of forfeitures	92	198

Net cash used in financing activities	(225,401)	(1,623)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,705)	(3,018)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,152	89,756

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,447	$86,738

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$22,303	$23,075

Income tax payments, net	$2,865	$274

Property acquired under capital leases	$36	$1,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of operations for the three months and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005, respectively. The results of operations for the three months and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2006.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting policies followed for interim financial reporting are the same as those disclosed in note 1 of the notes to the financial statements included in the Company’s Form 10-K.

Note 2. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

Note 3. Accounting for Stock-Based Compensation

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

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. The Company elected to utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS 123R.

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, performance accelerated restricted shares (“PARS”), or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company have a vesting schedule up to seven years from the date of grant or accelerate vesting when the price of Caraustar stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted 3,000 options annually.

During the six months ended June 30, 2006, the Company granted 225 thousand options with a weighted average grant-date fair value of $5.96 per share. There were no options granted during the six months ended June 30, 2005. The Company recorded approximately $135 thousand of compensation expense for the six months ended June 30, 2006. The total intrinsic value of the 11.7 thousand options exercised during the six months ended June 30, 2006 was approximately $14 thousand valued as of June 30, 2006.

During the six months ended June 30, 2006, the Company granted 277 thousand PARS at the weighted average grant-date fair value price of $10.14 per share. There were no PARS granted during the six months ended June 30, 2005. The Company recorded approximately $412 thousand and $458 thousand of compensation expense in the six months ended June 30, 2006 and June 30, 2005, respectively.

Total compensation expense for PARS and non-qualified stock options for the six months ended June 30, 2006 and 2005 was $547 thousand and $458 thousand, respectively. The Company recognized no windfall tax benefit for the six months ended June 30, 2006.

The following table summarizes the stock option activity during the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2005	1,618,959	$17.51
Granted	224,550	10.59
Forfeited	(98,027)	21.75
Exercised	(11,662)	7.83

Outstanding at June 30, 2006	1,733,820	$16.44	5.6	$435

Vested and expected to vest as of June 30, 2006	1,702,043	$16.57	5.6	$424

Options exercisable as of June 30, 2006	1,390,501	$18.09	4.9	$339

(1)	These amounts represent the difference between the exercise price and $9.00, the closing price of Caraustar stock on June 30, 2006 as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s nonvested PARS as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2005	238,294	$16.95
Granted	276,550	10.14
Vested	(500)	17.05
Forfeited	(8,950)	13.58

Nonvested at June 30, 2006	505,394	$13.28

As of June 30, 2006 there was $5.5 million of total unrecognized compensation cost related to PARS. The unrecognized cost is expected to be expensed over a weighted-average period of 6.1 years unless specific stock price targets are achieved, then the PARS will vest and be expensed during the period the targets are achieved. The total value of PARS vested during the six months ended June 30, 2006 was $9 thousand.

Results for the six months ended June 30, 2005 have not been restated. Had compensation expense for employee stock options been determined based on the fair value at the grant date consistent with SFAS 123, the Company’s net income and earnings per share amounts for the three and six months June 30, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss):
As reported	$114	$568
Incremental stock based compensation expense determined pursuant to SFAS 123, net of related tax effects	(255)	(614)

Pro forma net (loss) income	$(141)	$(46)

Diluted income (loss) per common share:
As reported	$0.00	$0.02
Pro forma	0.00	0.00

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2006	December 31, 2005
Risk-free interest rate	4.65%	4.34% — 4.49%
Expected dividend yield	0%	0%
Expected life of options	8 years	8 years
Expected volatility	44%	41-43%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since our debt agreements contain certain limitations on the payment of dividends and currently preclude the Company from doing so. As required by SFAS 123R, the Company will adjust the estimated forfeiture rate based upon actual experience.

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

Inventories at June 30, 2006 and December 31, 2005, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and supplies	$32,869	$38,555
Finished goods and work in process	38,014	32,404

Total inventory	$70,883	$70,959

Note 5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the plan to exit from the Company’s coated recycled paperboard business, the specialty packaging division and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and consists of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division is a component of the folding carton and custom packaging segment and consists of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations are a component of the tube, core and composite container segment and consist of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses.

The Company classified the results of operations for these assets as discontinued operations in the consolidated statements of operations for all periods presented.

Operating Results Data

The following table shows the results of discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$36,701	$52,089	$79,115	$101,391
Cost of sales	33,563	48,734	73,114	95,789
Selling, general and administrative expenses	2,907	4,755	5,803	9,309
Restructuring and impairment costs	420	47	7,414	88

Loss from operations	(189)	(1,447)	(7,216)	(3,795)
Other income (expense), net	68	(33)	6	(75)

Loss from operations before benefit for income taxes	(121)	(1,480)	(7,210)	(3,870)
Benefit for income taxes	34	503	2,507	1,290

Loss from discontinued operations	$(87)	$(977)	$(4,703)	$(2,580)

In December 2005, in connection with the decision to exit these operations and hold them for sale, the Company recorded pre-tax impairment charges of approximately $82.7 million. Approximately $74.6 million related to the property, plant and equipment associated with the Company’s coated recycled paperboard business and approximately $8.1 million was related to the property, plant and equipment of the Company’s specialty packaging division. In addition, the Company also impaired approximately $10.5 million of goodwill related to its coated recycled paperboard business. On March 31, 2006, based upon updated estimates of fair market values for the coated recycled paperboard operations, the Company recorded an additional $4.8 million in impairment charges related to the property, plant and equipment which is recorded in restructuring and impairment costs of discontinued operations.

On February 27, 2006, the Company completed the sale of its partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a loss of approximately $1.9 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations.

On April 21, 2006 the Company entered into an agreement to sell the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for approximately $14.5 million. This sale was completed on July 19, 2006 and will result in a loss of approximately $6.9 million in the third quarter of 2006. The Company also entered into an agreement granting Cascades Inc. an option to buy the coating equipment and the customer list of the Rittman, OH coated paperboard mill for $500 thousand. Cascades Inc. exercised its option on August 2, 2006. Upon Cascades Inc.’s option exercise, the Company ceased its coated recycled paperboard production at the Rittman, Ohio location, which will result in an estimated $1.7 million charge for severance benefits in the third quarter of 2006. The Company is currently marketing the assets of its other coated recycled paperboard machines and expects that the operations will be disposed of by December 31, 2006. Depending on the timing, expected proceeds and structure of the sales for all of the Company’s remaining coated recycled paperboard assets held for sale, the Company expects to recognize a gain in the quarter of disposition.

The Company is evaluating sale opportunities for the remaining assets held for sale and expects to sell these assets by the end of 2006.

Assets and Liabilities Held for Sale

The assets classified as held for sale at June 30, 2006 and December 31, 2005 are summarized below (in thousands):

	June 30, 2006	December 31, 2005
Accounts receivable	$17,253	$19,251
Inventory	8,268	12,167
Property, plant and equipment, net	37,855	43,621
Other assets	684	1,626

Assets of discontinued operations held for sale	$64,060	$76,665

Accounts payable	$11,544	$16,228
Accrued compensation	1,139	1,687
Notes payable	—	4,700
Other liabilities	6,816	8,758

Liabilities of discontinued operations	$19,499	$31,373

Note 6. Senior Credit Facility and Long-Term Debt

At June 30, 2006 and December 31, 2005, total long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Senior credit facility - revolver	$15,000	$—
Senior credit facility - term loan	34,028	—
9 7/8% senior subordinated notes	—	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	9,655	4,955
Realized interest rate swap agreements (2)	3,513	11,185

Total debt	280,946	492,390
Less current maturities	(5,915)	(85)

Total long-term debt	$275,031	$492,305

(1)	At December 31, 2005, industrial bonds of $4.7 million (the Sprague bonds) were included in current liabilities of discontinued operations and are not reflected in the schedule above. The Sprague bonds were retained by the Company pursuant to the sale agreement; therefore, the bonds are included in the schedule above as of June 30, 2006.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

The carrying value of total debt outstanding at June 30, 2006 maturing during the next five years and thereafter is as follows (in thousands):

2006	$3,488
2007	5,929
2008	5,933
2009	201,182
2010	32,977
Thereafter	31,437

Total debt	$280,946

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

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory and equipment. The Company’s domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At June 30, 2006 the Company had $34.0 million outstanding under the five-year term loan and $15.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was $69.1 million at June 30, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Beginning with reference to the fiscal quarter ending September 30, 2006, pricing under the Senior Credit Facility will be determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan will range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at June 30, 2006 were 6.69% and 6.86% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions or change the nature of their business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

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

On May 1, 2006, the Company redeemed its outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. The Company used proceeds from borrowings at closing under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss which was recognized during the three months ended June 30, 2006.

Note 7. Segment Information

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales (external customers):
Paperboard	$49,640	$43,157	$99,052	$85,937
Recovered fiber	28,931	20,423	54,564	41,593
Tube, core and composite container	96,201	95,056	192,501	189,925
Folding carton and custom packaging	59,062	58,587	122,023	119,990

Total	$233,834	$217,223	$468,140	$437,445

Sales (intersegment):
Paperboard	$32,437	$33,971	$64,944	$71,510
Recovered fiber	26,215	20,611	48,413	37,607
Tube, core and composite container	1,570	1,504	2,996	2,623
Folding carton and custom packaging	125	320	706	529

Total	$60,347	$56,406	$117,059	$112,269

Income (loss) from operations:
Paperboard (A)	$6,057	$7,160	$13,295	$16,191
Recovered fiber (B)	1,383	(68)	2,310	767
Tube, core and composite container (C)	1,067	2,562	2,979	3,312
Folding carton and custom packaging (D)	(137)	2,034	(1,226)	2,888

	8,370	11,688	17,358	23,158
Corporate expense	(6,498)	(6,471)	(12,860)	(12,980)

Income from operations	1,872	5,217	4,498	10,178
Interest expense	(7,029)	(10,358)	(17,125)	(20,968)
Interest income	1,445	554	3,625	1,063
Equity in income of unconsolidated affiliates	2,060	9,560	3,651	17,916
(Loss) gain on redemption of senior subordinated notes	(10,272)	121	(10,272)	121
Gain on sale of interest in Standard Gypsum, L.P.	—	—	135,247	—
Other, net	15	100	108	166

Income (loss) from continuing operations before income taxes and minority interest	$(11,909)	$5,194	$119,732	$8,476

(A)	Results for the three-month periods ended June 30, 2006 and 2005 include charges to operations of $180 thousand and $45 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2006 and 2005 include charges to operations of $257 thousand and $8 thousand respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment.

(B)	Results for the three-month periods ended June 30, 2006 and 2005 include credits to operations of $9 thousand and $69 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2006 and 2005 include credits to operations of $47 thousand and $64 thousand respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment.
(C)	Results for the three-month periods ended June 30, 2006 and 2005 include charges to operations of $2.3 million and credits to operations of $19 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2006 and 2005 include charges to operations of $1.9 million and $105 thousand respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the tube, core and composite container segment.
(D)	Results for the three-month periods ended June 30, 2006 and 2005 include charges to operations of $1.1 million and $314 thousand, respectively, for restructuring and impairment costs. Results for the six-month periods ended June 30, 2006 and 2005 include charges to operations of $1.6 million and $742 thousand respectively, for restructuring and impairment costs. These costs relate to closing and consolidating operations within the carton and custom packaging segment.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2006 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2005	$68,396	$3,777	$—	$57,102	$129,275
Sale of partition operations	—	—	—	(1,701)	(1,701)

Balance as of June 30, 2006	$68,396	$3,777	$—	$55,401	$127,574

Intangible Assets

As of June 30, 2006 and December 31, 2005, respectively, the Company had an intangible asset of $5.8 million, net of $2.2 million of accumulated amortization, and $6.7 million, net of $1.9 million of accumulated amortization which is classified with other assets. Amortization expense was $265 thousand for the six month period ended June 30, 2006 and $284 thousand for the six month period ended June 30, 2005. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2007	$511
2008	511
2009	511
2010	511
2011	511

Five year total	$2,555

Note 9. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in demand for products and excess industry capacity. In response to these issues, over the past several years the Company has closed and consolidated facilities within its paperboard, folding carton and custom packaging and tube, core and composite container segments. These initiatives are designed to enhance the Company’s competitiveness through reduced costs, reduction of geographic overlap, duplicative capabilities, and differentiated quality products and services to the Company’s customers.

In January 2006, the Company announced the permanent closure of its Birmingham carton plant located in Birmingham, Alabama. For the six months ended June 30, 2006, the Company recorded charges of $211 thousand for severance and other termination benefits and made payments for severance and other termination benefits of $152 thousand. In order to facilitate the transition of customers to other facilities the Birmingham carton plant ceased operations at the end of the second quarter of 2006. The Company expects to incur an additional $321 thousand in other exit costs related to the closure of this facility and will complete this plan by the end of 2007 upon satisfaction of the lease obligation.

In March 2006, the Company negotiated and settled its long term lease obligation related to the closure of its Mobile, Alabama tube plant, which was permanently closed in September 2005, for $175 thousand and recorded a $541 thousand reversal of the previous restructuring liability.

In April 2006, the Company announced the permanent closure of its Danville tube plant located in Danville, Virginia. The customers of the Danville tube plant will be transitioned to the Company’s other tube plants. The Company recorded $428 thousand of severance and other termination benefits and made payments for severance and other termination benefits of $104 thousand. The Company expects to incur an additional $452 thousand related to severance and other termination benefits during the third quarter as the terminated employees earn the benefits. The Company expects to incur $370 thousand in other exit costs related to the closure of this facility and will complete this plan upon the sale of real estate, which the Company is currently marketing.

In May 2006, the Company announced the permanent closure of its Mentor carton plant located in Mentor, Ohio. The customers of the Mentor carton plant will be transitioned to the Company’s other carton plants. The Company recorded $882 thousand of severance and other termination benefits and made payments for severance and other termination benefits of $591 thousand. The Company also recorded expense of $106 thousand for other exit costs and made payments for other exits costs of $29 thousand. The Company expects to incur an additional $1.4 million in other exit costs related to the closure of this facility and will complete this plan upon the sale of real estate, which the Company is currently marketing.

In June 2006, the Company recorded an impairment charge of $1.2 million related to a tube and core facility located in Mexico City, Mexico, which the Company expects to dispose of in the third quarter of 2006.

In August 2006, the Company announced a plan to restructure certain functions within its tube, core and composite container segment. The restructuring will allow the Company streamline sales and marketing efforts, outsource certain engineering costs and close duplicative administrative facilities. The Company estimates severance and termination costs of $1.7 million will be incurred during the third quarter of 2006.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2005 to June 30, 2006 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2005		$2,263	$867	$3,130

First quarter 2006 costs	$65	161	(211)	(50)	$15

Expenditures		(263)	(481)	(744)

Liability balance, March 31, 2006		2,161	175	2,336

Second quarter 2006 costs	$2,041	1,330	249	1,579	$3,620

Expenditures		(986)	(172)	(1,158)

Liability balance, June 30, 2006		$2,505	$252	$2,757

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of June 30, 2006, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of June 30, 2006	Estimated Costs to Complete Initiatives as of June 30, 2006	Total Estimated Costs of Initiatives as of June 30, 2006
Paperboard	$1,309	$—	$1,309
Folding carton and custom packaging	13,299	1,910	15,209
Tube, core and composite container	1,354	990	2,344

Total	$15,962	$2,900	$18,862

Note 10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, no contributions will be required during the calendar year ended December 31, 2006.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at June 30, 2006.

Pension expense for the Pension Plan and the SERP includes the following components for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost of benefits earned	$793	$863	$1,586	$1,725
Interest cost on projected benefit obligation	1,872	2,035	3,743	4,070
Estimated return on plan assets	(1,805)	(1,740)	(3,609)	(3,480)
Net amortization and deferral	1,241	1,667	2,482	3,335

Net pension expense	$2,101	$2,825	$4,202	$5,650

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and six months ended June 30, 2006 and 2005 included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost of benefits earned	$11	$8	$21	$15
Interest cost on accumulated postretirement benefit obligation	87	78	173	157
Amortization	59	17	117	33

Net postretirement benefit cost	$157	$103	$311	$205

Note 11. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$(8,119)	$1,091	$77,149	$3,148

Weighted average number of common shares outstanding - basic	28,570	28,765	28,559	28,763
Common share equivalents	—	92	56	129

Weighted average number of common shares outstanding - diluted	28,570	28,857	28,615	28,892

Income (loss) per share - basic	$(0.28)	$0.04	$2.70	$0.11

Income (loss) per share - diluted	$(0.28)	$0.04	$2.70	$0.11

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of common share equivalents not included in the computation of diluted weighted average shares for the six months ended June 30, 2006 and 2005 were 1,390,281 and 1,092,743, respectively.

Note 12. Equity Interests in Unconsolidated Affiliates

On January 17, 2006 the Company sold its 50% membership interest in Standard Gypsum, L.P. (“Standard”) to Standard’s other 50% owner, Temple-Inland, Inc. (“Temple-Inland”). Pursuant to the purchase and sale agreement, Temple-Inland purchased the Company’s 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million. Temple-Inland also assumed all of Standard’s $56.2 million in debt obligations and other liabilities of Standard. As a result of this transaction, the Company ceased to be entitled to further distributions from Standard for all periods subsequent to January 1, 2006, and all of the Company’s rights and obligations as a partner in Standard ceased. The Company received a final cash distribution of $2.1 million in the first quarter, which was included in the calculation of the gain on sale. The Company limited its retained environmental indemnification such that its liability cannot exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard joint venture on April 1, 1996. This indemnification will terminate on January 17, 2011.

Standard was a joint venture that operated two gypsum wallboard manufacturing facilities and was accounted for under the equity method. One facility is located in McQueeny, Texas, and the other is in Cumberland City, Tennessee. The joint venture was managed by Temple-Inland, Inc. Because of the significance of Standard’s operating results to the Company, Standard’s prior year summarized balance sheet and income statement are presented below (in thousands):

December 31, 2005
Current assets	$33,353
Noncurrent assets	62,016
Current liabilities	12,873
Current debt	56,200
Long-term debt	—
Long-term liabilities	—
Net assets	26,296

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Sales	$50,303	$95,465
Gross profit	17,078	32,763
Income from operations	16,345	30,113
Net income	14,790	27,796

*	The actual dates of Standard’s financial statements are July 2, 2005 for the periods ending June 30, 2005.

The Company owns 50% of Premier Boxboard Limited (“PBL”). PBL is a joint venture with Temple-Inland, which owns the remaining 50% interest, and is accounted for under the equity method. PBL produces lightweight gypsum facing paper along with containerboard grades, and is managed by the Company. Because of the significance of PBL’s operating results to the Company, PBL’s summarized balance sheets and income statements are presented below (in thousands):

	June 30, 2006	December 31, 2005
Current assets	$18,410	$15,562
Noncurrent assets	131,925	135,497
Current liabilities	14,542	12,607
Long-term liabilities	778	693
Long-term debt	50,000	50,000
Net assets	85,015	87,759

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$31,890	$32,893	$59,959	$62,339
Gross profit	7,790	7,350	14,896	15,141
Income from operations	4,995	5,354	9,172	10,119
Net income (loss)	4,050	4,341	7,232	8,079

The Company received $5.0 million in distributions from PBL for each six month period ended June 30, 2006, and June 30, 2005. The Company’s equity interest in the earnings from PBL for the three months ended June 30, 2006 and June 30, 2005, were approximately $2.0 million and $2.2 million, respectively. The Company’s equity interest in earnings for the six months ended June 30, 2006 and June 30, 2005, were approximately $3.6 million and $4.0 million, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,635	$176	$636	$—	$7,447
Intercompany funding	(145,004)	156,326	(11,322)	—	—
Receivables, net of allowances	—	91,285	5,236	—	96,521
Intercompany accounts receivable	—	87	235	(322)	—
Inventories	—	67,265	3,618	—	70,883
Refundable income taxes	—	—	—	—	—
Current deferred tax asset	8,682	—	—	—	8,682
Other current assets	4,927	6,198	288	—	11,413
Assets of discontinued operations held for sale		64,060	—	—	64,060

Total current assets	(124,760)	385,397	(1,309)	(322)	259,006

PROPERTY, PLANT AND EQUIPMENT	25,587	494,531	26,352	—	546,470
Less accumulated depreciation	(11,817)	(267,564)	(15,550)	—	(294,931)

Property, plant and equipment, net	13,770	226,967	10,802	—	251,539

GOODWILL	—	124,072	3,502	—	127,574

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	583,924	131,669	—	(715,593)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	42,688	—	—	—	42,688

OTHER ASSETS	12,473	6,657	—	—	19,130

	$528,095	$874,762	$12,995	$(715,915)	$699,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$5,915	$—	$—	$—	$5,915
Accounts payable	18,596	51,952	5,906	—	76,454
Intercompany accounts payable	—	235	87	(322)	—
Accrued interest	1,600	67	—	—	1,667
Accrued compensation	1,466	7,828	234	—	9,528
Capital lease obligations	501	21	—	—	522
Income taxes payable	4,642	—	—	—	4,642
Other accrued liabilities	1,581	20,739	664	—	22,984
Liabilities of discontinued operations	—	19,499	—	—	19,499

Total current liabilities	34,301	100,341	6,891	(322)	141,211

LONG-TERM DEBT, less current maturities	266,831	8,200	—	—	275,031

LONG-TERM CAPITAL LEASE OBLIGATIONS	307	62	—	—	369

DEFERRED INCOME TAXES	36,205	12,166	1,501	—	49,872

PENSION LIABILITY	45,795	—	—	—	45,795

OTHER LIABILITIES	695	4,735	—	498	5,928

SHAREHOLDERS’ EQUITY:
Common stock	2,794	772	523	(1,181)	2,908
Additional paid-in capital	195,124	682,282	9,167	(696,607)	189,966
Retained (deficit) earnings	(24,161)	66,204	(6,128)	(18,303)	17,612
Accumulated other comprehensive (loss) income	(29,796)	—	1,041	—	(28,755)

Total Shareholders’ Equity	143,961	749,258	4,603	(716,091)	181,731

	$528,095	$874,762	$12,995	$(715,915)	$699,937

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,998	$63	$1,091	$—	$95,152
Intercompany funding	(123,246)	136,057	(12,811)	—	—
Receivables, net of allowances	—	86,098	4,963	—	91,061
Intercompany accounts receivable	—	285	389	(674)	—
Inventories	—	66,936	4,023	—	70,959
Refundable income taxes	56	—	—	—	56
Current deferred tax asset	40,259	—	—	—	40,259
Other current assets	18,723	2,716	174	—	21,613
Investment in unconsolidated affiliate	13,212	—	—	—	13,212
Assets of discontinued operations held for sale	—	76,665	—	—	76,665

Total current assets	43,002	368,820	(2,171)	(674)	408,977

PROPERTY, PLANT AND EQUIPMENT	20,310	498,441	26,290	—	545,041
Less accumulated depreciation	(10,968)	(265,036)	(14,000)	—	(290,004)

Property, plant and equipment, net	9,342	233,405	12,290	—	255,037

GOODWILL	—	125,773	3,502	—	129,275

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	583,924	131,669	—	(715,593)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	44,037	—	—	—	44,037

OTHER ASSETS	15,192	6,592	22	—	21,806

	$695,497	$866,259	$13,643	$(716,267)	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$85	$—	$—	$—	$85
Accounts payable	26,368	46,033	5,614	—	78,015
Intercompany accounts payable	—	389	285	(674)	—
Accrued interest	7,976	—	—	—	7,976
Accrued compensation	1,657	7,274	215	—	9,146
Capital lease obligations	527	15	—	—	542
Other accrued liabilities	8,055	26,129	527	—	34,711
Liabilities of discontinued operations	—	31,373	—	—	31,373

Total current liabilities	44,668	111,213	6,641	(674)	161,848

LONG-TERM DEBT, less current maturities	488,805	3,500	—	—	492,305

LONG-TERM CAPITAL LEASE OBLIGATIONS	520	41	—	—	561

DEFERRED INCOME TAXES	35,056	12,165	1,478	—	48,699

PENSION LIABILITY	41,877	—	—	—	41,877

OTHER LIABILITIES	804	4,227	—	415	5,446

SHAREHOLDERS’ EQUITY:
Common stock	2,765	772	523	(1,181)	2,879
Additional paid-in capital	197,825	682,288	9,167	(696,607)	192,673
Unearned compensation	(3,442)	—	—	—	(3,442)
Retained (deficit) earnings	(83,585)	52,053	(5,082)	(18,220)	(54,834)
Accumulated other comprehensive (loss) income	(29,796)	—	916	—	(28,880)

Total Shareholders’ Equity	83,767	735,113	5,524	(716,008)	108,396

	$695,497	$866,259	$13,643	$(716,267)	$859,132

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$298,522	$12,026	$(76,714)	$233,834
COST OF SALES	—	262,008	12,005	(76,714)	197,299
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,500	24,785	758	—	31,043
RESTRUCTURING AND IMPAIRMENT COSTS	—	3,620	—	—	3,620

(Loss) income from operations	(5,500)	8,109	(737)	—	1,872
OTHER (EXPENSE) INCOME:
Interest expense	(6,859)	(168)	(2)	—	(7,029)
Interest income	1,445	—	—	—	1,445
Equity in income of unconsolidated affiliates	2,060	—	—	—	2,060
Other, net	(10,272)	129	(114)	—	(10,257)

	(13,626)	(39)	(116)	—	(13,781)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(19,126)	8,070	(853)	—	(11,909)
PROVISION FOR INCOME TAXES	3,859	—	—	—	3,859
MINORITY INTEREST IN INCOME	—	—	—	(69)	(69)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(15,267)	8,070	(853)	(69)	(8,119)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(121)	—	—	(121)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	34	—	—	34

LOSS FROM DISCONTINUED OPERATIONS	—	(87)	—	—	(87)

NET (LOSS) INCOME	$(15,267)	$7,983	$(853)	$(69)	$(8,206)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$278,644	$11,453	$(72,874)	$217,223
COST OF SALES	—	243,222	10,702	(72,874)	181,050
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,505	23,259	934	—	30,698
RESTRUCTURING AND IMPAIRMENT COSTS	(13)	271	—	—	258

(Loss) income from operations	(6,492)	11,892	(183)	—	5,217
OTHER (EXPENSE) INCOME:
Interest expense	(10,333)	(24)	(1)		(10,358)
Interest income	554	—	—	—	554
Equity in income of unconsolidated affiliates	9,560	—	—	—	9,560
Other, net	121	72	28	—	221

	(98)	48	27	—	(23)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(6,590)	11,940	(156)	—	5,194
PROVISION FOR INCOME TAXES	(4,022)	—	—	—	(4,022)
MINORITY INTEREST IN INCOME	—	—	—	(81)	(81)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(10,612)	11,940	(156)	(81)	1,091
DISCONTINUED OPERATIONS:	—	—	—	—	—
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1,480)	—	—	(1,480)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	503	—	—	503

LOSS FROM DISCONTINUED OPERATIONS	—	(977)	—	—	(977)

NET (LOSS) INCOME	$(10,612)	$10,963	$(156)	$(81)	$114

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$594,688	$23,513	$(150,061)	$468,140
COST OF SALES	—	523,071	22,303	(150,061)	395,313
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,403	49,233	2,058	—	64,694
RESTRUCTURING AND IMPAIRMENT COSTS	—	3,635	—	—	3,635

(Loss) income from operations	(13,403)	18,749	(848)	—	4,498
OTHER (EXPENSE) INCOME:
Interest expense	(16,924)	(197)	(4)	—	(17,125)
Interest income	3,625	—	—	—	3,625
Equity in income of unconsolidated affiliates	3,651	—	—	—	3,651
Other, net	124,975	302	(194)	—	125,083

	115,327	105	(198)	—	115,234

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	101,924	18,854	(1,046)	—	119,732
PROVISION FOR INCOME TAXES	(42,500)	—	—	—	(42,500)
MINORITY INTEREST IN INCOME	—	—	—	(83)	(83)

INCOME (LOSS) FROM CONTINUING OPERATIONS	59,424	18,854	(1,046)	(83)	77,149
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(7,210)	—	—	(7,210)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	2,507	—	—	2,507

LOSS FROM DISCONTINUED OPERATIONS	—	(4,703)	—	—	(4,703)

NET INCOME (LOSS)	$59,424	$14,151	$(1,046)	$(83)	$72,446

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$563,310	$22,197	$(148,062)	$437,445
COST OF SALES	—	490,997	20,957	(148,062)	363,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,950	47,690	1,915	—	62,555
RESTRUCTURING AND IMPAIRMENT COSTS	29	791	—	—	820

(Loss) income from operations	(12,979)	23,832	(675)	—	10,178
OTHER (EXPENSE) INCOME:
Interest expense	(20,923)	(44)	(1)	—	(20,968)
Interest income	1,062	1	—	—	1,063
Equity in income of unconsolidated affiliates	17,916	—	—	—	17,916
Other, net	121	120	46	—	287

	(1,824)	77	45	—	(1,702)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(14,803)	23,909	(630)	—	8,476
PROVISION FOR INCOME TAXES	(5,222)	—	—		(5,222)
MINORITY INTEREST IN INCOME	—	—	—	(106)	(106)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,025)	23,909	(630)	(106)	3,148
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(3,870)	—	—	(3,870)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	1,290	—	—	1,290

LOSS FROM DISCONTINUED OPERATIONS	—	(2,580)	—	—	(2,580)

NET INCOME (LOSS)	$(20,025)	$21,329	$(630)	$(106)	$568

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,189)	$2,927	$(288)	$—	$(3,550)

Investing activities:
Purchases of property, plant and equipment	(5,277)	(10,355)	(167)	—	(15,799)
Proceeds from disposal of property, plant and equipment	—	353	—	—	353
Proceeds from sale of assets held for sale	—	7,195	—	—	7,195
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,712	—	—	—	10,712
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates	1,384	—	—	—	1,384

Net cash provided by (used in) investing activities	144,220	(2,807)	(167)	—	141,246

Financing activities:
Proceeds from senior credit facility-revolver	30,000	—	—	—	30,000
Repayments of senior credit facility-revolver	(15,000)	—	—	—	(15,000)
Proceeds from senior credit facility-term loan	35,000	—	—	—	35,000
Repayments of short and long-term debt	(274,110)	—	—	—	(274,110)
Deferred debt costs	(1,135)	—	—	—	(1,135)
Payments for capital lease obligations	(241)	(7)	—	—	(248)
Issuances of stock, net of forfeitures	92	—	—	—	92

Net cash (used in) provided by financing activities	(225,394)	(7)	—	—	(225,401)

Net (decrease) increase in cash and cash equivalents	(87,363)	113	(455)	—	(87,705)
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$6,635	$176	$636	$—	$7,447

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,362)	$8,963	$825	$—	$7,426

Investing activities:
Purchases of property, plant and equipment	(2,607)	(8,743)	(201)	—	(11,551)
Proceeds from disposal of property, plant and equipment	—	1,105	—	—	1,105
Changes in restricted cash	(69)				(69)
Return of investment in unconsolidated affiliates	1,734				1,734
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash used in investing activities	(982)	(7,638)	(201)	—	(8,821)

Financing activities:
Repayments of long and short-term debt	(2,413)	—	—	—	(2,413)
Swap agreement unwind proceeds	826	—	—	—	826

Payments for capital lease obligations	(230)	(4)	—	—	(234)
Issuances of stock, net of forfeitures	198	—	—	—	198

Net cash used in financing activities	(1,619)	(4)	—	—	(1,623)

Net (decrease) increase in cash and cash equivalents	(4,963)	1,321	624	—	(3,018)
Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$84,035	$1,446	$1,257	$—	$86,738

Note 14. Commitments and Contingencies

On May 11, 2006, the lawsuit filed by Research Plastics, Inc. against Federal Packaging, Inc. (an entity which was acquired and merged into the Company’s Industrial and Consumer Products Group) in the United States Federal District Court for the Eastern District of Michigan, Southern Division was settled and dismissed. The Company recorded an accrual of $1.2 million in the first quarter of 2006 to reserve for the settlement. The Company paid $1.2 million to Research Plastics during the second quarter of 2006 to settle the dispute. In addition, the parties exchanged mutual releases regarding all existing and potential claims arising from the alleged patent infringement.

During the year ended December 31, 2005 the Company recorded a $1.9 million reserve for customer claims arising from the Company’s specialty packaging division. On May 8, 2006 the Company and the customer executed an agreement to settle the customer claims by paying approximately $2.0 million in cash and provided other concessions to the customer. This settlement was fully reserved as of March 31, 2006 and no additional reserves are expected. Additionally and in accordance with the settlement agreement, the Company will continue to supply the customer with product through the transition period which the parties anticipate will be through June 30, 2006. The Company made the final payment to settle this obligation in July 2006.

On April 21, 2006, the Company entered into an option agreement with Cascades, Inc. regarding certain components of Rittman paper machines numbers 2 and 3 (the “Rittman Equipment”) and the Rittman customer list. The exercise price of the option is $500 thousand. On August 3, 2006 Cascades exercised its option on the Rittman Equipment. The Company is currently evaluating its alternatives regarding how best to effectuate the sale of the remaining components of the Rittman paper machines and the remaining assets.

On July 14, 2006 the Company entered into a consent order with the Connecticut Department of Environmental Protection (CT DEP) relating to air, water and emissions violations arising during the Company’s ownership and operation of the coated recycled paperboard mill located in Sprague, CT. The CT DEP’s review of the Company’s compliance obligations was triggered by the sale of the Sprague mill. The CT DEP’s review is customary upon notification of an impending transaction. In July 2006, the Company paid $130 thousand to the CT DEP in full satisfaction of penalties imposed by the CT DEP in connection with its review.

During the second quarter 2006, the Company recorded an accrual of $1.5 million to reserve for a dispute with a vendor. The Company expects to settle the dispute for the amount reserved in the third quarter of 2006.

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

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated paperboard and operates a specialty converting operation. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The folding carton and custom packaging segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 50% in the first six months of 2006. The remaining 50% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

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

We are a holding company that operates our business through 24 subsidiaries as of June 30, 2006. We also own a 50% interest in one joint venture with Temple-Inland, Inc. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off - Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the six-month period ended June 30, 2006, other than the adoption of SFAS No. 123(R), “Share-Based Payments” and SFAS No. 151 “Inventory Costs” during the three-month period ended March 31, 2006.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

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

	Three Months Ended June 30,		Change	% Change
	2006	2005
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	195.1	184.7	10.4	5.6%
Purchases from external sources	26.6	28.7	(2.1)	-7.3%
Volume from discontinued operations	55.4	56.9	(1.5)	-2.6%

Total paperboard tonnage	277.1	270.3	6.8	2.5%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	61.2	60.6	0.6	1.0%
Purchases from external sources	9.6	10.8	(1.2)	-11.1%

Tube, core and composite container converted products	70.8	71.4	(0.6)	-0.8%
Unconverted paperboard shipped to external customers	12.4	11.9	0.5	4.2%
Volume from discontinued operations	0.1	0.2	(0.1)	-50.0%

Tube, core and composite container volume	83.3	83.5	(0.2)	-0.2%
Folding carton volume
Paperboard (internal)	25.2	22.4	2.8	12.5%
Purchases from external sources	14.6	16.0	(1.4)	-8.8%

Folding carton converted products	39.8	38.4	1.4	3.6%
Unconverted paperboard shipped to external customers	12.8	12.4	0.4	3.2%
Volume from discontinued operations	51.7	48.3	3.4	7.0%

Folding carton volume	104.3	99.1	5.2	5.2%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	25.6	15.7	9.9	63.1%
Other specialty products volume
Paperboard (internal)	24.0	22.3	1.7	7.6%
Purchases from external sources	2.4	1.9	0.5	26.3%

Other specialty converted products	26.4	24.2	2.2	9.1%
Unconverted paperboard shipped to external customers	33.9	39.4	(5.5)	-14.0%
Volume from discontinued operations	3.6	8.4	(4.8)	-57.1%

Other specialty products volume	63.9	72.0	(8.1)	-11.3%

Total paperboard tonnage	277.1	270.3	6.8	2.5%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$467	$452	15	3.3%
Average recovered fiber cost	106	107	(1)	-0.9%
Tube and core facilities:
Average selling price	$990	$942	48	5.1%
Average paperboard cost	499	491	8	1.6%

The following table shows paperboard shipment volume on our business segment basis (in thousands of tons).

	Three Months Ended June 30,		Change	% Change
	2006	2005
Paperboard
Unconverted paperboard shipped to external customers	84.7	79.4	5.3	6.7%
Paperboard shipped internally to converters in the paperboard segment	17.9	16.8	1.1	6.5%
Paperboard purchased externally by converters in the paperboard segment	0.0	0.2	(0.2)	-100.0%
Volume from discontinued operations	55.4	51.5	3.9	7.6%

Total volume	158.0	147.9	10.1	6.8%

Tube, core and composite container
Paperboard (internal)	67.3	66.1	1.2	1.8%
Purchases from external sources	12.0	12.5	(0.5)	-4.0%
Volume from discontinued operations	0.0	4.6	(4.6)	-100.0%

Total volume converted	79.3	83.2	(3.9)	-4.7%

Folding carton and custom packaging
Paperboard (internal)	25.2	22.4	2.8	12.5%
Purchases from external sources	14.6	16.0	(1.4)	-8.8%
Volume from discontinued operations	0.0	0.8	(0.8)	-100.0%

Total volume converted	39.8	39.2	0.6	1.5%

Total paperboard tonnage	277.1	270.3	6.8	2.5%

Paperboard Tonnage. Total paperboard tonnage from continuing operations for the three months ended June 30, 2006, increased 3.9% to 221.7 thousand tons from 213.4 thousand tons for the same period in 2005. Tons sold from paperboard mill production increased 5.6% to 195.1 thousand tons for the three months ended June 30, 2006, compared to the same period in 2005. Total tonnage converted increased 2.2% for the three months ended June 30, 2006.

Total paperboard tonnage increased primarily due to an increase in sales of unconverted paperboard to the gypsum wallboard facing paper market due to the completion of an equipment upgrade at our Sweetwater mill. This improvement was partially offset by lower sales of unconverted paperboard in the other specialty end-use market.

Sales. Our consolidated sales for the three months ended June 30, 2006 increased 7.6% to $233.8 million from $217.2 million in the same period of 2005. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2006	2005
Paperboard	$49,640	$43,157	$6,483	15.0%
Recovered fiber	28,931	20,423	8,508	41.7%
Tube, core and composite container	96,201	95,056	1,145	1.2%
Folding carton and custom packaging	59,062	58,587	475	0.8%

Total	$233,834	$217,223	$16,611	7.6%

Paperboard Segment

Sales for the paperboard segment increased approximately $7.0 million due to higher selling prices and volume. Selling prices improved due to price increases implemented to offset rising fuel and energy costs and other manufacturing costs. These increases were partially offset by lower volume in the paperboard segment’s converting operations.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume sold to our 50% owned joint venture, Premier Boxboard.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher selling prices which accounted for an increase of $3.8 million. This increase was partially offset by lower tube and core and other converted products volume which accounted for an estimated $2.8 million decrease in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to $5.2 million in sales from the Carolina carton plant which was acquired from Sonoco Products Company on December 31, 2005. This increase in sales was partially offset by lower volume resulting from closing and consolidating operations and shedding customers with low margins and high credit risk which accounted for an estimated $4.8 million sales decrease.

Cost of Sales. Cost of sales for the three months ended June 30, 2006 increased $16.2 million from $181.1 million in 2005 to $197.3 million in 2006. This increase was due primarily to the following:

•	Higher recovered fiber costs of approximately $5.7 million resulting from higher sales in the recovered fiber segment.

•	Higher labor, materials and other manufacturing costs of $1.8 million in the tube, core and composite container segment.

•	Higher repair and maintenance, labor costs and other manufacturing costs in the paperboard segment of approximately $1.6 million.

•	Higher freight costs of approximately $1.6 million.

•	Expense of $1.5 million was recorded in the second quarter of 2006 related to a dispute with a vendor.

•	Higher energy and fuel costs in the paperboard segment of approximately $1.4 million.

•	Accelerated depreciation expense and other expenses related to facility closures of $1.2 million.

•	Higher volume increased direct materials cost in the paperboard segment by approximately $1.3.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 increased $300 thousand from $30.7 million in 2005 to $31.0 million in 2006. The increase in selling, general and administrative expense is primarily due to an accrual of $500 thousand for deferred compensation related to the retirement of an officer of the company.

Restructuring and Impairment Costs. During the three months ended June 30, 2006 we incurred a $2.0 million charge for impairment of assets, $1.3 million in severance and other termination benefits and a charge of $249 thousand for other exit costs. We paid $986 thousand in severance and other termination benefits and paid $172 thousand for other exit costs in the three months ended June 30, 2006, leaving an accrual of $2.8 million at June 30, 2006.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income From Operations. Income from operations for the three months ended June 30, 2006 was $1.9 million, a decrease of $3.3 million from operating income of $5.2 million for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2006	2005
Paperboard	$6,057	$7,160	$(1,103)	(15.4)%
Recovered fiber	1,383	(68)	1,451	N/A
Tube, core and composite container	1,067	2,562	(1,495)	(58.4)%
Folding carton and custom packaging	(137)	2,034	(2,171)	N/A
Corporate expense	(6,498)	(6,471)	(27)	(0.4)%

Total	$1,872	$5,217	$(3,345)	(64.1)%

Paperboard Segment

The decrease in income from operations was a result of the following:

•	Higher repair and maintenance costs, labor costs and other manufacturing costs of approximately $1.6 million.

•	Expense of $1.5 million was recorded in the second quarter of 2006 related to a dispute with a vendor.

•	Higher fuel and energy costs of $1.4 million.

These factors were partially offset by:

•	Higher selling prices improved income from operations by approximately $2.8 million.

•	Higher volume improved operating income by an estimated $500 thousand.

Recovered Fiber Segment

The increase in income from operations was a result of higher volume and improved pricing, partially offset by higher freight costs.

Tube, Core and Composite Container Segment

The decrease in income from operations was a result of the following:

•	Higher labor, materials and other manufacturing costs of $1.8 million.

•	Higher restructuring costs of $1.6 million.

•	Accelerated depreciation expense of approximately $800 thousand related to plant closures in the second quarter of 2006.

•	Higher freight costs of $500 thousand.

These factors were partially offset by higher selling prices which improved income from operations by approximately $3.0 million.

Folding Carton and Custom Packaging Segment

The decrease in income from operations was a result of the following:

•	Accelerated depreciation expense of $500 thousand and severance and other termination benefits of $1.0 million related to restructuring activities.

•	Lower selling prices for a significant customer reduced income from operations by approximately $700 thousand.

•	A $700 thousand reversal of a reserve in the second quarter of 2005 related to a customer that filed Chapter 11 bankruptcy.

These factors were partially offset by accelerated depreciation expense of $640 thousand and severance and other termination benefits of $200 thousand recorded in the second quarter of 2005 related to a plant closure.

Discontinued Operations. The loss from discontinued operations for the three months ended June 30, 2006 and 2005 was $87 thousand and $977 thousand, respectively. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended June 30, 2006 and June 30, 2005 was approximately $7.0 million and $10.4 million, respectively. The decrease in interest expense was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. We recorded a $10.3 million loss in the three months ended June 30, 2006 related to this debt redemption. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $2.1 million for the three months ended June 30, 2006, a decline of $7.5 million compared to the same period in 2005. This decline was primarily due to the sale of our interest in Standard, a joint venture with Temple-Inland, whereby, effective January 1, 2006 we were no longer entitled to earnings or distributions from Standard. This accounted for $7.4 million of the $7.5 million decrease.

(Provision) Benefit for Income Taxes. The effective rate of income tax benefit (expense) on continuing operations for the three months ended June 30, 2006 was a 32.4% benefit, compared with a 77.4% expense for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the three months ended June 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law.

Net (Loss) Income. Due to the factors discussed above, net loss for the three months ended June 30, 2006 was $8.2 million, or $0.28 net loss per common share, compared to net income of $114 thousand, or $0.00 net income per common share, for the same period last year.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,		Change	% Change
	2006	2005
Paperboard tons shipped by production source (in thousands):
From internal paperboard mill production	389.1	371.2	17.9	4.8%
Purchases from external sources	54.9	59.0	(4.1)	-6.9%
Volume from discontinued operations	114.9	115.7	(0.8)	-0.7%

Total paperboard tonnage	558.9	545.9	13.0	2.4%

Paperboard tons shipped by end-use market (in thousands):
Tube, core and composite container volume
Paperboard (internal)	122.3	121.4	0.9	0.7%
Purchases from external sources	19.8	20.5	(0.7)	-3.4%

Tube, core and composite container converted products	142.1	141.9	0.2	0.1%
Unconverted paperboard shipped to external customers	25.1	24.5	0.6	2.4%
Volume from discontinued operations	0.4	0.5	(0.1)	-20.0%

Tube, core and composite container volume	167.6	166.9	0.7	0.4%
Folding carton volume
Paperboard (internal)	49.2	47.2	2.0	4.2%
Purchases from external sources	30.7	34.8	(4.1)	-11.8%

Folding carton converted products	79.9	82.0	(2.1)	-2.6%
Unconverted paperboard shipped to external customers	27.3	26.2	1.1	4.2%
Volume from discontinued operations	104.3	96.3	8.0	8.3%

Folding carton volume	211.5	204.5	7.0	3.4%
Gypsum wallboard facing paper volume
Unconverted paperboard shipped to external customers	50.6	34.1	16.5	48.4%
Other specialty products volume
Paperboard (internal)	45.2	43.5	1.7	3.9%
Purchases from external sources	4.4	3.7	0.7	18.9%

Other specialty converted products	49.6	47.2	2.4	5.1%
Unconverted paperboard shipped to external customers	69.4	74.3	(4.9)	-6.6%
Volume from discontinued operations	10.2	18.9	(8.7)	-46.0%

Other specialty products volume	129.2	140.4	(11.2)	-8.0%

Total paperboard tonnage	558.9	545.9	13.0	2.4%

Selling price and cost data ($/ton):
Paperboard mills:
Average selling price	$467	$460	$7	1.5%
Average recovered fiber cost	98	109	(11)	-10.1%
Tube and core facilities:
Average selling price	$980	$939	$41	4.4%
Average paperboard cost	499	502	(3)	-0.6%

The following table shows paperboard shipment volume on our business segment basis (thousands of tons).

	Six Months Ended June 30,		Change	% Change
	2006	2005
Paperboard segment
Unconverted paperboard shipped to external customers	172.4	159.0	13.4	8.4%
Paperboard shipped internally to converters in the paperboard segment	33.0	32.5	0.5	1.5%
Paperboard purchased externally by converters in the paperboard segment	0.0	0.3	(0.3)	-100.0%
Volume from discontinued operations	112.5	106.4	6.1	5.7%

Total volume	317.9	298.2	19.7	6.6%
Tube, core and composite container segment
Paperboard (internal)	134.5	132.5	2.0	1.5%
Purchases from external sources	24.2	23.8	0.4	1.7%
Volume from discontinued operations	2.4	7.7	(5.3)	-68.8%

Total volume converted	161.1	164.0	(2.9)	(1.8)%

Carton and custom packaging segment
Paperboard (internal)	49.2	47.3	1.9	4.0%
Purchases from external sources	30.7	34.8	(4.1)	-11.8%
Volume from discontinued operations	0.0	1.6	(1.6)	-100.0%

Total volume converted	79.9	83.7	(3.8)	-4.5%

Total paperboard tonnage	558.9	545.9	13.0	2.4%

Paperboard Tonnage. Total paperboard tonnage from continuing operations for the six months ended June 30, 2006, increased 3.2% to 444.0 thousand tons from 430.2 thousand tons for the same period in 2005. Tons sold from paperboard mill production increased 4.8% for the six months ended June 30, 2006, compared to the same period in 2005. Total tonnage converted was essentially unchanged for the six months ended June 30, 2006 compared with the same period in 2005.

Total paperboard tonnage increased due to an increase in sales of unconverted paperboard to the gypsum wallboard facing paper markets, combined with higher converting volume in our other specialty markets.

Sales. Our consolidated sales for the six months ended June 30, 2006, increased 7.0% to $468.1 million from $437.4 million for the same period in 2005. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2006	2005
Paperboard	$99,052	$85,937	$13,115	15.3%
Recovered fiber	54,564	41,593	12,971	31.2%
Tube, core and composite container	192,501	189,925	2,576	1.4%
Folding carton and custom packaging	122,023	119,990	2,033	1.7%

Total	$468,140	$437,445	$30,695	7.0%

Paperboard Segment

Sales for the paperboard segment increased approximately $14.2 million due to higher selling prices and volume. Selling prices improved due to prices increases implemented to offset rising fuel and energy costs and other manufacturing costs. These increases were partially offset by approximately $1.0 million from lower volume in the paperboard segment’s converting operations.

Recovered Fiber Segment

Sales for the recovered fiber segment increased due to primarily to higher volume sold to our 50% owned joint venture, Premier Boxboard Limited.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher selling prices which accounted for an increase of $6.5 million. This increase was partially offset by lower tube, core and other product volume which accounted for and estimated $3.9 million decrease in sales.

Folding Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to $10.9 million in sales from the Carolina carton plant which was acquired from Sonoco Products Company on December 31, 2005. This increase in sales was partially offset by lower volume resulting from closing and consolidating operations and shedding customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the six months ended June 30, 2006, increased $31.4 million from $363.9 million in 2005 to $395.3 million in 2006. This increase was due to the following factors:

•	Higher recovered fiber costs of approximately $8.2 million resulting from higher sales in the recovered fiber segment.

•	Higher freight costs of $4.3 million.

•	Higher repairs and maintenance expense, labor cost and other higher manufacturing costs of $4.1 million in the paperboard segment.

•	Higher materials costs and other variable manufacturing costs in the paperboard segment of approximately $3.8 million driven primarily by higher volume.

•	Higher energy and fuel costs of $3.7 million in the paperboard segment.

•	Higher direct materials and other manufacturing costs of $3.2 million in the folding carton and custom packaging group due to higher sales.

•	Accelerated depreciation expense of approximately $2.1 million related to facility closures.

•	Expense of $1.5 million was recorded in the second quarter of 2006 related to a dispute with a vendor.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $2.1 million from $62.6 million in 2005 to $64.7 million in 2006. Selling, general and administrative expenses increased due to the following factors:

•	A $1.2 million reserve for the settlement of a patent infringement dispute recorded in the first quarter of 2006.

•	An accrual of $500 thousand for deferred compensation related to the retirement of an officer of the company.

•	Higher allowance for accounts receivable reserves of $600 thousand.

Restructuring and Impairment Costs. During the six months ended June 30, 2006, we incurred a $2.1 million charge for impairment of assets, a $1.5 million charge for severance and other termination benefits and $38 thousand for other exit costs. In the six months ended June 30, 2006 we paid $1.2 million in severance and other termination benefits and paid $653 thousand for other exit costs.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income From Operations. Income from operations for the six months ended June 30, 2006 was $4.5 million, a decrease of $5.7 million compared with operating income of $10.2 million for the same period in 2005. The following table presents income (loss) from operations by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2006	2005
Paperboard	$13,295	$16,191	$(2,896)	(17.9)%
Recovered fiber	2,310	767	1,543	201.2%
Tube, core and composite container	2,979	3,312	(333)	(10.1)%
Folding carton and custom packaging	(1,226)	2,888	(4,114)	N/A
Corporate expense	(12,860)	(12,980)	120	(0.9)%

Total	$4,498	$10,178	$(5,680)	(55.8)%

Paperboard Segment

Income from operations decreased due to the following factors:

•	Higher repair and maintenance costs, labor costs and other manufacturing costs of approximately $4.1 million.

•	Higher fuel and energy costs of $3.7 million.

•	Expense of $1.5 million was recorded in the second quarter of 2006 related to a dispute with a vendor.

•	Higher freight costs of $1.3 million.

These factors were partially offset by:

•	Higher selling prices improved income from operations by approximately $6.1 million.

•	Higher volume improved operating income by an estimated $1.5 million.

Recovered Fiber Segment

Income from operations improved primarily due to higher volume and margins.

Tube, Core and Composite Container Segment

Income from operations decreased due to the following factors:

•	Higher materials, other manufacturing costs and labor of $2.7 million.

•	A $1.2 million reserve for the settlement of a patent infringement dispute recorded in the first quarter of 2006.

•	Higher restructuring costs of $1.0 million.

•	Higher freight costs of $800 thousand.

•	An accrual of $500 thousand for deferred compensation related to the retirement of an officer of the Company.

These factors were partially offset by higher selling prices, combined with slightly lower paperboard costs, which improved operating income by approximately $6.0 million.

Folding Carton and Custom Packaging Segment

Income from operations decreased due to the following factors:

•	Accelerated depreciation expense of $1.6 million and severance and other termination benefits of $1.1 million related to restructuring activities.

•	Lower selling prices for a significant customer reduced income from operations by approximately $1.2 million.

•	A $1.2 million reversal of a reserve in the second quarter of 2005 related to a subsequent collection from a customer that filed Chapter 11 bankruptcy.

These factors were partially offset by the following:

•	Accelerated depreciation expense of $640 thousand and severance and other termination benefits of $200 thousand recorded in the first six months of 2005 related to a plant closure.

Discontinued Operations. The loss from discontinued operations for the six months ended June 30, 2006 and 2005 was $4.7 million and $2.6 million, respectively. See notes of the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the six months ended June 30, 2006 and 2005 was approximately $17.1 million and $21.0 million, respectively. The decrease was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. We recorded a $10.3 million loss in the six months ended June 30, 2006 related to this redemption. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Gain on Sale of Interest in Standard Gypsum, L.P. On January 17, 2006, we sold our 50% membership interest in Standard Gypsum, L.P. (“Standard”) to Standard’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

Equity in Income of Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $3.7 million in the six month period ended June 30, 2006, a decrease of $14.3 million in equity in income from unconsolidated affiliates of $17.9 million in the same period in 2005. This decrease was primarily due to the sale of our interest in Standard Gypsum, a joint venture with Temple-Inland, whereby, effective January 1, 2006 we were no longer entitled to earnings or distributions from Standard Gypsum, this accounted for approximately $13.9 million of the $14.3 million decrease.

Provision for Income Taxes. The effective rate of income tax expense for the six months ended June 30, 2006 was 35.4%, compared to an effective rate of income tax benefit 61.6% for the six months ended June 30, 2005. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the six months ended June 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law.

Net Income. Due to the factors discussed above, net income for the six months ended June 30, 2006 was $72.4 million, or $2.54 net income per common share, compared to a net income of $568 thousand, or $0.02 net income per common share, for the same period in 2005.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2005 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at June 30, 2006 of $7.4 million, together with borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ending December 31, 2006 and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Continued increase in fuel and energy costs.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

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

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility as of June 30, 2006. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2006.

Borrowings. At June 30, 2006 and December 31, 2005, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	June 30, 2006	December 31, 2005
Senior credit facility-revolver	$15,000	$—
Senior credit facility-term loan	34,028	—
9 7/8% senior subordinated notes	—	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	9,655	4,955
Realized interest rate swap gains (2)	3,513	11,185

Total debt	$280,946	$492,390

(1)	As of December 31, 2005, industrial revenue bonds of $4.7 million (the Sprague bonds) were included in current liabilities of discontinued operations and are not reflected in the schedule above. Based on current information, these bonds are to be retained upon disposal of the Sprague mill and are included in the schedule above as of June 30, 2006.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

On March 30, 2006, we amended our senior credit facility by entering into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”). The Senior Credit Agreement provides for a $145.0 million senior credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The Senior Credit Facility is secured by substantially all of our domestic subsidiaries’ assets other than real property, including accounts receivable, general intangibles, inventory and equipment. Our domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers or as guarantors. At June 30, 2006 a total of $34.0 million was outstanding under the term loan and a total of $15.0 million was outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was $69.1 million at June 30, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

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

The Senior Credit Facility contains covenants that restrict, among other things, our and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions or change the nature of our business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

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

Cash Provided By (Used In) Operations. Cash used by operations was $3.6 million for the six months ended June 30, 2006, compared with cash provided by operations of $7.4 million for the same period in 2005. The decrease in 2006 compared to the same period in 2005 was due primarily to an $11.5 million decrease in distributions resulting from the sale of our interest in Standard Gypsum joint venture.

Capital Expenditures. Capital expenditures were $15.8 million for the six months ended June 30, 2006 versus $11.6 million for the same period of 2005. Aggregate capital expenditures of approximately $29.0 million are anticipated for 2006. To conserve cash, we intend to limit capital expenditures for 2006 to cost reduction, productivity improvement and replacement projects.

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

The only significant changes to our contractual obligations since December 31, 2005 is the incurrence of debt and interest under the senior credit facility and the redemption of our 9 7/8% senior subordinates notes. These borrowings and redemption will increase (decrease) our payment obligations as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$34,028	$5,832	$11,664	$16,532	$—
Senior credit facility-revolver	15,000	—	—	15,000	—
Interest payment obligation for senior credit facility	13,147	3,703	5,770	3,674	—

Subtotal for borrowings	62,175	9,535	17,434	35,206	—

Redemptions:
9 7/8% senior subordinated notes	(257,500)	—	—	—	(257,500)
Interest on 9 7/8% obligations	(127,140)	(25,428)	(38,142)	(38,142)	(25,428)

Subtotal for redemptions	(384,640)	(25,428)	(38,142)	(38,142)	(282,928)

Net change in contractual obligations	$(322,465)	$(15,893)	$(20,708)	$(2,936)	$(282,928)

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to successfully dispose of our assets held for sale, our ability to service our substantial indebtedness, unforeseen difficulties with the integration of our accounting and control operations or IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant developments with respect to our exposure to interest rate market risks other than the debt transactions disclosed in the notes to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There was no material change to our internal control over financial reporting during the second quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 11, 2006, the lawsuit filed by Research Plastics, Inc. against Federal Packaging, Inc. (an entity which was acquired and merged into the Company’s Industrial and Consumer Products Group) in the United States Federal District Court for the Eastern District of Michigan, Southern Division was settled and dismissed. The Company paid $1.2 million to Research Plastics as part of the settlement. In addition, the parties exchanged mutual releases regarding all existing and potential claims arising from the alleged patent infringement.

During the year ended December 31, 2005 the Company recorded a $1.9 million reserve for customer claims arising from the Company’s specialty packaging division. On May 8, 2006 the Company and the customer executed an agreement to settle the customer claims by paying approximately $2.0 million in cash and will provide other concessions to the customer. This settlement was fully reserved as of March 31, 2006 and no additional reserves are expected. Additionally, in accordance with the settlement agreement, the Company will continue to supply the customer with product through the transition period which the parties anticipate will be through June 30, 2006. The Company made the final payment to settle this obligation in July 2006.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been material changes to those risk factors since the date of the Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 17, 2006. The matters voted upon at the meeting were (1) the election of four Class II directors (Ronald J. Domanico, Charles H. Greiner, Jr., John T. Heald, Jr. and Michael J. Keough), and (2) the ratification of the selection of Deloitte & Touche LLP as our independent public accountants for fiscal year 2006. Both matters were approved by the following margins:

Proposal	Votes for	Votes Against or Withheld	Abstentions	Broker Nonvotes
Election of Directors
Ronald J. Domanico	24,445,198	1,569,680	—	—
Charles H. Greiner, Jr.	25,366,947	647,931	—	—
John T. Heald, Jr.	25,366,033	648,845	—	—
Michael J. Keough	25,366,810	648,068	—	—
Ratification of Selection of Independent Public Accountants	25,647,088	317,392	50,398	—

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

Date: August 8, 2006

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