Form 10-Q/A
period 2006-06-30
CARAUSTAR INDUSTRIES INC
filed 2006-11-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three and six-months ended June 30, 2006, initially filed on August 8, 2006 (the “Original Filing”), is being filed to restate the financial statements for the three and six-month periods ended June 30, 2006 to reflect an additional impairment of fixed assets related to the Company’s coated recycled paperboard operations which were classified as held for sale beginning December 31, 2005.

As of December 31, 2005 and March 31, 2006, the Company evaluated the need to record impairment charges on the coated recycled paperboard asset disposal group by comparing the total net proceeds of the three coated mills with the net book value of the three mills since the mills were expected to be sold as a group in a single transaction. By June 30, 2006, the Company expected the three mills to be sold in two separate transactions: one transaction resulting in a loss and the other transaction expected to result in a gain that will offset the loss. As of June 30, 2006, the Company continued to evaluate the impairment of the coated paperboard mills as a group since neither of the two transactions had been completed and some uncertainties existed. Subsequent to the issuance of the original filing, the Company reevaluated the impairment calculation and determined that the three mills should have been evaluated as two separate disposal groups since, as of June 30, 2006, the Company expected the mills to be sold in two separate transactions. This revised impairment evaluation resulted in a pre-tax, noncash impairment charge of $12.2 million which will be reflected in the results of discontinued operations during the three and six-month periods ended June 30, 2006.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by this Form 10-Q/A. However, this Form 10-Q/A amends only Items 1 and 2 of Part 1 of the Original Filing, in each case to reflect, and solely as a result of, the revisions referred to above, and, except as noted above, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 6 of Part II of this Form 10-Q/A has been amended to include the currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. The updated certifications are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2006 (as restated*)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,447	$95,152
Receivables, net of allowances for doubtful accounts, returns, and discounts of $2,570 and $2,613 as of June 30, 2006 and December 31, 2005, respectively	96,521	91,061
Inventories	70,883	70,959
Refundable income taxes	—	56
Current deferred tax asset	13,310	40,259
Other current assets	11,413	21,613
Investment in unconsolidated affiliate	—	13,212
Assets of discontinued operations held for sale	51,882	76,665

Total current assets	251,456	408,977

PROPERTY, PLANT AND EQUIPMENT:
Land	9,715	7,931
Buildings and improvements	92,171	97,536
Machinery and equipment	429,845	424,503
Furniture and fixtures	14,739	15,071

	546,470	545,041
Less accumulated depreciation	(294,931)	(290,004)

Property, plant and equipment, net	251,539	255,037

GOODWILL	127,574	129,275
INVESTMENT IN UNCONSOLIDATED AFFILIATES	42,688	44,037
OTHER ASSETS	19,130	21,806

	$692,387	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,915	$85
Accounts payable	76,454	78,015
Accrued interest	1,667	7,976
Accrued compensation	9,528	9,146
Capital lease obligations	522	542
Income taxes payable	4,642	—
Other accrued liabilities	22,984	34,711
Liabilities of discontinued operations	19,499	31,373

Total current liabilities	141,211	161,848

LONG-TERM DEBT, less current maturities	275,031	492,305
LONG-TERM CAPITAL LEASE OBLIGATIONS	369	561
DEFERRED INCOME TAXES	49,872	48,699
PENSION LIABILITY	45,795	41,877
OTHER LIABILITIES	5,928	5,446
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,070,804 and 28,785,519 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,908	2,879
Additional paid-in capital	189,966	192,673
Unearned compensation	—	(3,442)
Retained earnings (deficit)	10,062	(54,834)
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(29,796)	(29,796)
Foreign currency translation	1,041	916

Total accumulated other comprehensive loss	(28,755)	(28,880)

Total Shareholders’ Equity	174,181	108,396

	$692,387	$859,132

*	See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 (as restated*)	2005	2006 (as restated*)	2005
SALES	$233,834	$217,223	$468,140	$437,445
COST OF SALES	197,299	181,050	395,313	363,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,043	30,698	64,694	62,555
RESTRUCTURING AND IMPAIRMENT COSTS	3,620	258	3,635	820

Income from operations	1,872	5,217	4,498	10,178
OTHER (EXPENSE) INCOME:
Interest expense	(7,029)	(10,358)	(17,125)	(20,968)
Interest income	1,445	554	3,625	1,063
Equity in income of unconsolidated affiliates	2,060	9,560	3,651	17,916
Gain on sale of interest in Standard Gypsum, L.P.	—	—	135,247	—
(Loss) gain on redemption of senior subordinated notes	(10,272)	121	(10,272)	121
Other, net	15	100	108	166

	(13,781)	(23)	115,234	(1,702)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(11,909)	5,194	119,732	8,476
BENEFIT (PROVISION) FOR INCOME TAXES	3,859	(4,022)	(42,500)	(5,222)
MINORITY INTEREST IN INCOME	(69)	(81)	(83)	(106)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,119)	1,091	77,149	3,148

DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(12,299)	(1,480)	(19,388)	(3,870)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	4,662	503	7,135	1,290

LOSS FROM DISCONTINUED OPERATIONS	(7,637)	(977)	(12,253)	(2,580)

NET INCOME (LOSS)	(15,756)	114	64,896	568

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	210	(95)	125	(213)

COMPREHENSIVE INCOME (LOSS)	$(15,546)	$19	$65,021	$355

BASIC INCOME (LOSS) PER COMMON SHARE

CONTINUING OPERATIONS	$(0.28)	$0.04	$2.70	$0.11

DISCONTINUED OPERATIONS	$(0.27)	$(0.04)	$(0.43)	$(0.09)

NET	$(0.55)	$0.00	$2.27	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,570	28,765	28,559	28,763

DILUTED INCOME (LOSS) PER COMMON SHARE
CONTINUING OPERATIONS	$(0.28)	$0.04	$2.70	$0.11

DISCONTINUED OPERATIONS	$(0.27)	$(0.04)	$(0.43)	$(0.09)

NET	$(0.55)	$0.00	$2.27	$0.02

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,570	28,857	28,615	28,892

*	See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2006 (as restated*)	2005
OPERATING ACTIVITIES:
Net income	$64,896	$568
Depreciation and amortization	11,162	14,127
Write-off of deferred debt costs	155	—
Equity-based compensation expense	547	458
Loss (gain) on redemption of senior subordinated notes	10,272	(121)
Restructuring and impairment costs	19,189	249
Deferred income taxes	28,126	3,765
Gain on sale of interest in Standard Gypsum, L.P.	(135,247)	—
Loss on sale of assets held for sale	2,073	—
Equity in income of unconsolidated affiliates	(3,651)	(17,916)
Distributions from unconsolidated affiliates	3,616	14,766
Changes in operating assets and liabilities	(4,688)	(8,470)

Net cash (used in) provided by operating activities	(3,550)	7,426

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,799)	(11,551)
Proceeds from disposal of property, plant and equipment	353	1,105
Proceeds from sale of assets held for sale	7,195	—
Acquisition of businesses, net of cash acquired	(11,059)	—
Changes in restricted cash	10,712	(69)
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—
Return of investment in unconsolidated affiliates	1,384	1,734
Investment in unconsolidated affiliates	—	(40)

Net cash provided by (used in) investing activities	141,246	(8,821)

FINANCING ACTIVITIES:
Proceeds from senior credit facility-revolver	30,000	—
Repayments of senior credit facility-revolver	(15,000)	—
Proceeds from senior credit facility-term loan	35,000	—
Repayments of short and long-term debt	(274,110)	(2,413)
Deferred debt costs	(1,135)	—
Swap agreement unwind proceeds	—	826
Payments for capital lease obligations	(248)	(234)
Issuances of stock, net of forfeitures	92	198

Net cash used in financing activities	(225,401)	(1,623)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,705)	(3,018)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,152	89,756

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,447	$86,738

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$22,303	$23,075

Income tax payments, net	$2,865	$274

Property acquired under capital leases	$36	$1,532

*	See note 1.

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

Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the filing for the period ended June 30, 2006, the Company concluded that it should restate its condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 to reflect an additional impairment of fixed assets related to the Company’s coated recycled paperboard operations which were classified as held for sale beginning December 31, 2005.

As of December 31, 2005 and March 31, 2006, the Company evaluated the need to record impairment charges on the coated recycled paperboard asset disposal group by comparing the total net proceeds of the three coated mills with the net book value of the three mills since the mills were expected to be sold as a group in a single transaction. See note five for additional information regarding our discontinued operations. By June 30, 2006, the Company expected the three mills to be sold in two separate transactions: one transaction resulting in a loss and the other transaction expected to result in a gain that will offset the loss. As of June 30, 2006, the Company continued to evaluate the impairment of the coated paperboard mills as a group since neither of the two transactions had been completed and some uncertainties existed. Subsequent to the issuance of the original June 30, 2006 10-Q filing, the Company reevaluated the impairment calculation and determined that the three mills should have been evaluated as two disposal groups since, as of June 30, 2006, the Company expected the mills to be sold in two separate transactions. This revised impairment evaluation resulted in a pre-tax, noncash impairment charge of $12.2 million which is reflected in the results of discontinued operations during the three and six-month periods ended June 30, 2006.

The following tables set forth the amounts previously reported in the Company’s condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and the amounts as restated:

Balance Sheet:

	June 30, 2006
	As Previously Reported	As Restated

Current deferred tax asset	$8,682	$13,310
Assets of discontinued operations	64,060	51,882
Total current assets	259,006	251,456
Total assets	699,937	692,387

Retained earnings	17,612	10,062
Total shareholders' equity	181,731	174,181

Statements of Operations:

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Discontinued Operations:
Loss from discontinued operations before income taxes	(121)	(12,299)	(7,210)	(19,388)
Benefit for income taxes of discontinued operations	34	4,662	2,507	7,135

Loss from discontinued operations	(87)	(7,637)	(4,703)	(12,253)

Net income (loss)	(8,206)	(15,756)	72,446	64,896
Foreign currency translation adjustment	210	210	125	125

Comprehensive income (loss)	$(7,996)	$(15,546)	$72,571	$65,021

Basic income (loss) per common share
Continuing operations	$(0.28)	$(0.28)	$2.70	$2.70
Discontinued operations	$0.00	$(0.27)	$(0.16)	$(0.43)
Net	$(0.28)	$(0.55)	$2.54	$2.27

Diluted Income (loss) per common share
Continuing operations	$(0.28)	$(0.28)	$2.70	$2.70
Discontinued operations	$0.00	$(0.27)	$(0.16)	$(0.43)
Net	$(0.28)	$(0.55)	$2.54	$2.27

Statements of Cash Flows:

	For the Six Months Ended June 30, 2006
	As Previously Reported	As Restated
Net Income	$72,446	$64,896
Restructuring and impairment costs	7,011	19,189
Deferred income taxes	32,754	28,126

Additionally, the Company has corrected its guarantor condensed consolidating financial statements to present in the parent company column investments in all subsidiaries under the equity method of accounting. This correction had no effect on consolidated totals previously reported.

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

Operating Results Data

The following table shows the results of discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$36,701	$52,089	$79,115	$101,391
Cost of sales	33,563	48,734	73,114	95,789
Selling, general and administrative expenses	2,907	4,755	5,803	9,309
Restructuring and impairment costs	12,598	47	19,592	88

Loss from operations	(12,367)	(1,447)	(19,394)	(3,795)
Other income (expense), net	68	(33)	6	(75)

Loss from operations before benefit for income taxes	(12,299)	(1,480)	(19,388)	(3,870)
Benefit for income taxes	4,662	503	7,135	1,290

Loss from discontinued operations	$(7,637)	$(977)	$(12,253)	$(2,580)

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

On April 21, 2006 the Company entered into an agreement to sell the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for approximately $14.5 million. This sale was completed on July 19, 2006. The Company also entered into an agreement granting Cascades Inc. an option to buy the coating equipment and the customer list of the Rittman, OH coated paperboard mill for $500 thousand. Cascades Inc. exercised its option on August 3, 2006. Upon Cascades Inc.’s option exercise, the Company ceased its coated recycled paperboard production at the Rittman, Ohio location, which will result in an estimated $1.7 million charge for severance benefits in the third quarter of 2006. The Company is currently marketing the assets of its other coated recycled paperboard machines and expects that the operations will be disposed of by December 31, 2006.

By June 30, 2006, the Company expected that the three coated recycled paperboard mills were going to be sold in two separate transactions: one transaction resulting in a loss of $12.2 million and the other transaction expected to result in gain that will offset the loss. Therefore, the Company recorded an additional impairment of $12.2 million during the second quarter of 2006 to recognize the loss on the expected third quarter sale of the Versailles, Connecticut coated paperboard mill and certain coating equipment of the Rittman, Ohio coated paperboard mill. Depending on the timing, expected proceeds and structure of the sale for all of the Company’s remaining coated recycled paperboard assets held for sale, the Company expects to recognize a gain in the quarter of disposition.

The Company is evaluating sale opportunities for the remaining assets held for sale and expects to sell these assets by the end of 2006.

Assets and Liabilities Held for Sale

The assets classified as held for sale at June 30, 2006 and December 31, 2005 are summarized below (in thousands):

	June 30, 2006 (as restated*)	December 31, 2005
Accounts receivable	$17,253	$19,251
Inventory	8,268	12,167
Property, plant and equipment, net	25,677	43,621
Other assets	684	1,626

Assets of discontinued operations held for sale	$51,822	$76,665

Accounts payable	$11,544	$16,228
Accrued compensation	1,139	1,687
Notes payable	—	4,700
Other liabilities	6,816	8,758

Liabilities of discontinued operations	$19,499	$31,373

*	See note 1.

Note 6. Senior Credit Facility and Long-Term Debt

At June 30, 2006 and December 31, 2005, total long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Senior credit facility - revolver	$15,000	$—
Senior credit facility - term loan	34,028	—
9 7/8% senior subordinated notes	—	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	9,655	4,955
Realized interest rate swap agreements (2)	3,513	11,185

Total debt	280,946	492,390
Less current maturities	(5,915)	(85)

Total long-term debt	$275,031	$492,305

(1)	At December 31, 2005, industrial bonds of $4.7 million (the Sprague bonds) were included in current liabilities of discontinued operations and are not reflected in the schedule above. The Sprague bonds were retained by the Company pursuant to the sale agreement; therefore, the bonds are included in the schedule above as of June 30, 2006.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

The carrying value of total debt outstanding at June 30, 2006 maturing during the next five years and thereafter is as follows (in thousands):

2006	$3,488
2007	5,929
2008	5,933
2009	201,182
2010	32,977
Thereafter	31,437

Total debt	$280,946

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2006 (as restated*)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,635	$176	$636	$—	$7,447
Intercompany funding	(149,632)	160,954	(11,322)	—	—
Receivables, net of allowances	—	91,285	5,236	—	96,521
Intercompany accounts receivable	—	87	235	(322)	—
Inventories	—	67,265	3,618	—	70,883
Refundable income taxes	—	—	—	—	—
Current deferred tax asset	13,310	—	—	—	13,310
Other current assets	4,927	6,198	288	—	11,413
Assets of discontinued operations held for sale	—	51,882	—	—	51,882

Total current assets	(124,760)	377,847	(1,309)	(322)	251,456

PROPERTY, PLANT AND EQUIPMENT	25,587	494,531	26,352	—	546,470
Less accumulated depreciation	(11,817)	(267,564)	(15,550)	—	(294,931)

Property, plant and equipment, net	13,770	226,967	10,802	—	251,539

GOODWILL	—	124,072	3,502	—	127,574

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	614,642	—	—	(614,642)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	42,688	—	—	—	42,688

OTHER ASSETS	12,473	6,657	—	—	19,130

	$558,813	$735,543	$12,995	$(614,964)	$692,387

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$5,915	$—	$—	$—	$5,915
Accounts payable	18,596	51,952	5,906	—	76,454
Intercompany accounts payable	—	235	87	(322)	—
Accrued interest	1,600	67	—	—	1,667
Accrued compensation	1,466	7,828	234	—	9,528
Capital lease obligations	501	21	—	—	522
Income taxes payable	4,642	—	—	—	4,642
Other accrued liabilities	1,581	20,739	664	—	22,984
Liabilities of discontinued operations	—	19,499	—	—	19,499

Total current liabilities	34,301	100,341	6,891	(322)	141,211

LONG-TERM DEBT, less current maturities	266,831	8,200	—	—	275,031

LONG-TERM CAPITAL LEASE OBLIGATIONS	307	62	—	—	369

DEFERRED INCOME TAXES	36,205	12,166	1,501	—	49,872

PENSION LIABILITY	45,795	—	—	—	45,795

OTHER LIABILITIES	1,193	4,735	—	—	5,928

SHAREHOLDERS’ EQUITY:
Common stock	2,908	772	523	(1,295)	2,908
Additional paid-in capital	189,966	550,613	9,167	(559,780)	189,966
Retained (deficit) earnings	10,062	58,654	(6,128)	(52,526)	10,062
Accumulated other comprehensive (loss) income	(28,755)	—	1,041	(1,041)	(28,755)

Total Shareholders’ Equity	174,181	610,039	4,603	(614,642)	174,181

	$558,813	$735,543	$12,995	$(614,964)	$692,387

*	See note 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2005 (as restated*)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,998	$63	$1,091	$—	$95,152
Intercompany funding	(123,246)	136,057	(12,811)	—	—
Receivables, net of allowances	—	86,098	4,963	—	91,061
Intercompany accounts receivable	—	285	389	(674)	—
Inventories	—	66,936	4,023	—	70,959
Refundable income taxes	56	—	—	—	56
Current deferred tax asset	40,259	—	—	—	40,259
Other current assets	18,723	2,716	174	—	21,613
Investment in unconsolidated affiliate	13,212	—	—	—	13,212
Assets of discontinued operations held for sale	—	76,665	—	—	76,665

Total current assets	43,002	368,820	(2,171)	(674)	408,977

PROPERTY, PLANT AND EQUIPMENT	20,310	498,441	26,290	—	545,041
Less accumulated depreciation	(10,968)	(265,036)	(14,000)	—	(290,004)

Property, plant and equipment, net	9,342	233,405	12,290	—	255,037

GOODWILL	—	125,773	3,502	—	129,275

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	608,968	—	—	(608,968)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	44,037	—	—	—	44,037

OTHER ASSETS	15,192	6,592	22	—	21,806

	$720,541	$734,590	$13,643	$(609,642)	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$85	$—	$—	$—	$85
Accounts payable	26,368	46,033	5,614	—	78,015
Intercompany accounts payable	—	389	285	(674)	—
Accrued interest	7,976	—	—	—	7,976
Accrued compensation	1,657	7,274	215	—	9,146
Capital lease obligations	527	15	—	—	542
Other accrued liabilities	8,055	26,129	527	—	34,711
Liabilities of discontinued operations	—	31,373	—	—	31,373

Total current liabilities	44,668	111,213	6,641	(674)	161,848

LONG-TERM DEBT, less current maturities	488,805	3,500	—	—	492,305

LONG-TERM CAPITAL LEASE OBLIGATIONS	520	41	—	—	561

DEFERRED INCOME TAXES	35,056	12,165	1,478	—	48,699

PENSION LIABILITY	41,877	—	—	—	41,877

OTHER LIABILITIES	1,219	4,227	—	—	5,446

SHAREHOLDERS’ EQUITY:
Common stock	2,879	772	523	(1,295)	2,879
Additional paid-in capital	192,673	550,619	9,167	(559,786)	192,673
Unearned compensation	(3,442)	—	—	—	(3,442)
Retained (deficit) earnings	(54,834)	52,053	(5,082)	(46,971)	(54,834)
Accumulated other comprehensive (loss) income	(28,880)	—	916	(916)	(28,880)

Total Shareholders’ Equity	108,396	603,444	5,524	(608,968)	108,396

	$720,541	$734,590	$13,643	$(609,642)	$859,132

*	See note 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2006 (as restated*)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$298,522	$12,026	$(76,714)	$233,834
COST OF SALES	—	262,008	12,005	(76,714)	197,299
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,500	24,785	758	—	31,043
RESTRUCTURING AND IMPAIRMENT COSTS	—	3,620	—	—	3,620

(Loss) income from operations	(5,500)	8,109	(737)	—	1,872
OTHER (EXPENSE) INCOME:
Interest expense	(6,859)	(168)	(2)	—	(7,029)
Interest income	1,445	—	—	—	1,445
Equity in income (loss) of consolidated affiliates	(420)	—	—	420	—
Equity in income of unconsolidated affiliates	2,060	—	—	—	2,060
Other, net	(10,272)	129	(114)	—	(10,257)

	(14,046)	(39)	(116)	420	(13,781)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(19,546)	8,070	(853)	420	(11,909)
BENEFIT FOR INCOME TAXES	3,859	—	—	—	3,859
MINORITY INTEREST IN INCOME	—	—	—	(69)	(69)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(15,687)	8,070	(853)	351	(8,119)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(12,299)	—	—	(12,299)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	4,662	—	—	4,662

LOSS FROM DISCONTINUED OPERATIONS	—	(7,637)	—	—	(7,637)

NET (LOSS) INCOME	$(15,687)	$433	$(853)	$351	$(15,756)

*	See note 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2005 (as restated*)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$278,644	$11,453	$(72,874)	$217,223
COST OF SALES	—	243,222	10,702	(72,874)	181,050
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,505	23,259	934	—	30,698
RESTRUCTURING AND IMPAIRMENT COSTS	(13)	271	—	—	258

(Loss) income from operations	(6,492)	11,892	(183)	—	5,217
OTHER (EXPENSE) INCOME:
Interest expense	(10,333)	(24)	(1)	—	(10,358)
Interest income	554	—	—	—	554
Equity in income (loss) of consolidated affiliates	10,807	—	—	(10,807)	—
Equity in income of unconsolidated affiliates	9,560	—	—	—	9,560
Other, net	121	72	28	—	221

	10,709	48	27	(10,807)	(23)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	4,217	11,940	(156)	(10,807)	5,194
PROVISION FOR INCOME TAXES	(4,022)	—	—	—	(4,022)
MINORITY INTEREST IN INCOME	—	—	—	(81)	(81)

(LOSS) INCOME FROM CONTINUING OPERATIONS	195	11,940	(156)	(10,888)	1,091
DISCONTINUED OPERATIONS:	—	—	—	—	—
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1,480)	—	—	(1,480)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	503	—	—	503

LOSS FROM DISCONTINUED OPERATIONS	—	(977)	—	—	(977)

NET (LOSS) INCOME	$195	$10,963	$(156)	$(10,888)	$114

*	See note 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2006 (as restated*)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$594,688	$23,513	$(150,061)	$468,140
COST OF SALES	—	523,071	22,303	(150,061)	395,313
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,403	49,233	2,058	—	64,694
RESTRUCTURING AND IMPAIRMENT COSTS	—	3,635	—	—	3,635

(Loss) income from operations	(13,403)	18,749	(848)	—	4,498
OTHER (EXPENSE) INCOME:
Interest expense	(16,924)	(197)	(4)	—	(17,125)
Interest income	3,625	—	—	—	3,625
Equity in income (loss) of consolidated affiliates	5,555	—	—	(5,555)	—
Equity in income of unconsolidated affiliates	3,651	—	—	—	3,651
Other, net	124,975	302	(194)	—	125,083

	120,882	105	(198)	(5,555)	115,234

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	107,479	18,854	(1,046)	(5,555)	119,732
PROVISION FOR INCOME TAXES	(42,500)	—	—	—	(42,500)
MINORITY INTEREST IN INCOME	—	—	—	(83)	(83)

INCOME (LOSS) FROM CONTINUING OPERATIONS	64,979	18,854	(1,046)	(5,638)	77,149
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(19,388)	—	—	(19,388)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	7,135	—	—	7,135

LOSS FROM DISCONTINUED OPERATIONS	—	(12,253)	—	—	(12,253)

NET INCOME (LOSS)	$64,979	$6,601	$(1,046)	$(5,638)	$64,896

*	See note 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2005 (as restated*)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$563,310	$22,197	$(148,062)	$437,445
COST OF SALES	—	490,997	20,957	(148,062)	363,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,950	47,690	1,915	—	62,555
RESTRUCTURING AND IMPAIRMENT COSTS	29	791	—	—	820

(Loss) income from operations	(12,979)	23,832	(675)	—	10,178
OTHER (EXPENSE) INCOME:
Interest expense	(20,923)	(44)	(1)	—	(20,968)
Interest income	1,062	1	—	—	1,063
Equity in income (loss) of consolidated affiliates	20,699	—	—	(20,699)	—
Equity in income of unconsolidated affiliates	17,916	—	—	—	17,916
Other, net	121	120	46	—	287

	18,875	77	45	(20,699)	(1,702)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	5,896	23,909	(630)	(20,699)	8,476
PROVISION FOR INCOME TAXES	(5,222)	—	—		(5,222)
MINORITY INTEREST IN INCOME	—	—	—	(106)	(106)

(LOSS) INCOME FROM CONTINUING OPERATIONS	674	23,909	(630)	(20,805)	3,148
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(3,870)	—	—	(3,870)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	1,290	—	—	1,290

LOSS FROM DISCONTINUED OPERATIONS	—	(2,580)	—	—	(2,580)

NET INCOME (LOSS)	$674	$21,329	$(630)	$(20,805)	$568

*	See note 1.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,189)	$2,927	$(288)	$—	$(3,550)

Investing activities:
Purchases of property, plant and equipment	(5,277)	(10,355)	(167)	—	(15,799)
Proceeds from disposal of property, plant and equipment	—	353	—	—	353
Proceeds from sale of assets held for sale	—	7,195	—	—	7,195
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,712	—	—	—	10,712
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates	1,384	—	—	—	1,384

Net cash provided by (used in) investing activities	144,220	(2,807)	(167)	—	141,246

Financing activities:
Proceeds from senior credit facility-revolver	30,000	—	—	—	30,000
Repayments of senior credit facility-revolver	(15,000)	—	—	—	(15,000)
Proceeds from senior credit facility-term loan	35,000	—	—	—	35,000
Repayments of short and long-term debt	(274,110)	—	—	—	(274,110)
Deferred debt costs	(1,135)	—	—	—	(1,135)
Payments for capital lease obligations	(241)	(7)	—	—	(248)
Issuances of stock, net of forfeitures	92	—	—	—	92

Net cash (used in) provided by financing activities	(225,394)	(7)	—	—	(225,401)

Net decrease in cash and cash equivalents	(87,363)	113	(455)	—	(87,705)
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$6,635	$176	$636	$—	$7,447

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

The following management’s discussion and analysis gives effect to the restatement as discussed in note 1 to the condensed consolidated financial statements.

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

Discontinued Operations. The loss from discontinued operations for the three months ended June 30, 2006 and 2005 was $7.6 million and $977 thousand, respectively. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

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

Net (Loss) Income. Due to the factors discussed above, net loss for the three months ended June 30, 2006 was $15.8 million, or $0.55 net loss per common share, compared to net income of $114 thousand, or $0.00 net income per common share, for the same period last year.

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

Discontinued Operations. The loss from discontinued operations for the six months ended June 30, 2006 and 2005 was $12.3 million and $2.6 million, respectively. See notes of the condensed consolidated financial statements for additional discussion of discontinued operations.

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

Provision for Income Taxes. The effective rate of income tax expense for the six months ended June 30, 2006 was 35.5%, compared to an effective rate of income tax benefit 61.6% for the six months ended June 30, 2005. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the six months ended June 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law.

Net Income. Due to the factors discussed above, net income for the six months ended June 30, 2006 was $64.9 million, or $2.27 net income per common share, compared to a net income of $568 thousand, or $0.02 net income per common share, for the same period in 2005.

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

Forward-Looking Information

This quarterly report on Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to successfully dispose of our assets held for sale, our ability to service our substantial indebtedness, unforeseen difficulties with the integration of our accounting and control operations or IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Web Site of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

Date: November 8, 2006

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