Form 10-Q
period 2006-09-30
CARAUSTAR INDUSTRIES INC
filed 2006-11-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, October 31, 2006.

Common Stock, $.10 par value	29,081,969
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

CARAUSTAR INDUSTRIES, INC.

ITEM 1. Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,975	$95,152
Receivables, net of allowances for doubtful accounts, returns, and discounts of $2,781 and $2,613 as of September 30, 2006 and December 31, 2005, respectively	98,043	91,061
Inventories	74,533	70,959
Refundable income taxes	—	56
Current deferred tax asset	10,952	40,259
Other current assets	10,792	21,613
Investment in unconsolidated affiliate	—	13,212
Assets of discontinued operations held for sale	23,692	76,665

Total current assets	221,987	408,977

Property, plant and equipment:
Land	9,777	7,931
Buildings and improvements	93,415	97,536
Machinery and equipment	436,949	424,503
Furniture and fixtures	14,862	15,071

	555,003	545,041
Less accumulated depreciation	(295,407)	(290,004)

Property, plant and equipment, net	259,596	255,037

Goodwill	127,574	129,275
Investment in unconsolidated affiliates	41,143	44,037
Other assets	18,741	21,806

	$669,041	$859,132

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$7,285	$85
Accounts payable	77,130	78,015
Accrued interest	5,753	7,976
Accrued compensation	12,326	9,146
Accrued pension	7,828	—
Capital lease obligations	529	542
Income taxes payable	2,390	—
Other accrued liabilities	22,962	34,711
Liabilities of discontinued operations	10,203	31,373

Total current liabilities	146,406	161,848

Long-term debt, less current maturities	257,691	492,305
Long-term capital lease obligations	237	561
Deferred income taxes	48,648	48,699
Pension liability	40,051	41,877
Other liabilities	5,791	5,446
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,072,362 and 28,785,519 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,907	2,879
Additional paid-in capital	190,409	192,673
Unearned compensation	—	(3,442)
Retained earnings (deficit)	4,990	(54,834)
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	(29,796)	(29,796)
Foreign currency translation	1,707	916

Total accumulated other comprehensive loss	(28,089)	(28,880)

Total Shareholders’ Equity	170,217	108,396

	$669,041	$859,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$233,283	$213,991	$701,423	$651,436
Cost of sales	202,132	182,854	597,445	546,746
Selling, general and administrative expenses	30,142	29,876	94,836	92,431
Restructuring and impairment costs	2,798	(578)	6,433	242

Income (loss) from operations	(1,789)	1,839	2,709	12,017
Other income (loss):
Interest expense	(4,397)	(10,399)	(21,522)	(31,367)
Interest income	109	748	3,734	1,811
Equity in income of unconsolidated affiliates	1,455	9,615	5,106	27,531
Gain on sale of interest in Standard Gypsum, L.P.	—	—	135,247	—
Loss on redemption of senior subordinated notes	—	—	(10,272)	—
Other, net	(15)	44	93	331

	(2,848)	8	112,386	(1,694)

Income (loss) from continuing operations before income taxes and minority interest	(4,637)	1,847	115,095	10,323
Benefit (provision) for income taxes	949	(664)	(41,185)	(5,886)
Minority interest in income	(19)	(32)	(102)	(138)

Income (loss) from continuing operations	(3,707)	1,151	73,808	4,299

Discontinued operations:
Loss from discontinued operations before income taxes	(2,025)	(1,652)	(21,413)	(5,522)
Benefit for income taxes of discontinued operations	660	546	7,429	1,836

Loss from discontinued operations	(1,365)	(1,106)	(13,984)	(3,686)

Net income (loss)	(5,072)	45	59,824	613
Other comprehensive income (loss):
Foreign currency translation adjustment	666	236	791	23

Comprehensive income (loss)	$(4,406)	$281	$60,615	$636

Basic income (loss) per common share:
Continuing operations	$(0.13)	$0.04	$2.58	$0.15

Discontinued operations	$(0.05)	$(0.04)	$(0.49)	$(0.13)

Net	$(0.18)	$0.00	$2.09	$0.02

Weighted average number of shares outstanding	28,584	28,780	28,568	28,769

Diluted income (loss) per common share:
Continuing operations	$(0.13)	$0.04	$2.58	$0.15

Discontinued operations	$(0.05)	$(0.04)	$(0.49)	$(0.13)

Net	$(0.18)	$0.00	$2.09	$0.02

Diluted weighted average number of shares outstanding	28,584	28,878	28,606	28,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$59,824	$613
Depreciation and amortization	16,884	21,305
Write-off of deferred debt costs	155	—
Equity-based compensation expense	867	640
Loss (gain) on redemption of senior subordinated notes	10,272	(121)
Restructuring and impairment costs	20,723	(171)
Deferred income taxes	29,260	3,936
Gain on sale of interest in Standard Gypsum, L.P.	(135,247)	—
Loss on sale of assets held for sale	2,073	—
Equity in income of unconsolidated affiliates	(5,106)	(27,531)
Distributions from unconsolidated affiliates	5,080	24,328
Changes in operating assets and liabilities	(936)	(9,810)

Net cash provided by operating activities	3,849	13,189

Investing activities:
Purchases of property, plant and equipment	(27,881)	(17,982)
Proceeds from disposal of property, plant and equipment	712	2,811
Proceeds from sale of assets held for sale	22,390	—
Acquisition of businesses, net of cash acquired	(11,059)	—
Changes in restricted cash	10,610	—
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—
Return of investment in unconsolidated affiliates	2,920	4,672
Investment in unconsolidated affiliates	—	(40)

Net cash provided by (used in) investing activities	146,152	(10,539)

Financing activities:
Proceeds from senior credit facility-revolver	35,332	—
Repayments of senior credit facility-revolver	(34,520)	—
Proceeds from senior credit facility-term loan	35,000	—
Repayments of short and long-term debt	(275,570)	(2,413)
Deferred debt costs	(1,139)	—
Swap agreement unwind proceeds	—	826
Payments for capital lease obligations	(373)	(380)
Issuances of stock, net of forfeitures	92	231

Net cash used in financing activities	(241,178)	(1,736)

Net (decrease) increase in cash and cash equivalents	(91,177)	914
Cash and cash equivalents at beginning of period	95,152	89,756

Cash and cash equivalents at end of period	$3,975	$90,670

Supplemental disclosures:
Cash payments for interest	$23,122	$23,268

Income tax payments, net	$2,453	$370

Property acquired under capital leases	$36	$1,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of operations for the three months and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005, respectively. The results of operations for the three months and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are currently evaluating the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial condition and results of operations.

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

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, had not recognized compensation costs for employee stock options.

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

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, performance accelerated restricted shares (“PARS”), or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Caraustar stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted 3,000 options annually.

During the nine months ended September 30, 2006, the Company granted 226 thousand options with a weighted average grant-date fair value of $5.96 per share. There were no options granted during the nine months ended September 30, 2005. The Company recorded approximately $246 thousand of compensation expense for the nine months ended September 30, 2006. The total intrinsic value of the 11,662 options exercised during the nine months ended September 30, 2006 was insignificant.

During the nine months ended September 30, 2006, the Company granted 277 thousand PARS at the weighted average grant-date fair value price of $10.14 per share. There were no PARS granted during the nine months ended September 30, 2005. The Company recorded approximately $621 thousand and $640 thousand of compensation expense in the nine months ended September 30, 2006 and September 30, 2005, respectively.

Total compensation expense for PARS and stock options for the nine months ended September 30, 2006 and 2005 was $867 thousand and $640 thousand, respectively. The Company recognized no windfall tax benefit for the nine months ended September 30, 2006.

The following table summarizes the stock option activity during the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2005	1,618,959	$17.51
Granted	225,550	10.59
Forfeited	(124,729)	20.64
Exercised	(11,662)	7.83

Outstanding at September 30, 2006	1,708,118	$16.45	5.4	$82

Vested and expected to vest as of September 30, 2006	1,675,949	$16.56	5.3	$82

Options exercisable as of September 30, 2006	1,416,207	$17.76	4.7	$82

(1)	These amounts represent the difference between the exercise price and $7.93, the closing price of Caraustar stock on September 29, 2006 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s nonvested PARS as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2005	238,294	$16.95
Granted	276,550	10.14
Vested	(500)	17.05
Forfeited	(20,825)	13.11

Nonvested at September 30, 2006	493,519	$13.30

As of September 30, 2006, there was $5.2 million of total unrecognized compensation cost related to PARS. The unrecognized cost is expected to be expensed over a weighted-average period of 5.8 years unless specific stock price targets are achieved, then the PARS will vest and be expensed during the period the targets are achieved. The total value of PARS vested during the nine months ended September 30, 2006 was $9 thousand.

Results for the nine months ended September 30, 2005 have not been restated to reflect compensation expense for employee stock options. Had compensation expense for employee stock options been determined based on the fair value at the grant date consistent with SFAS 123, the Company’s net income and earnings per share amounts for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss):
As reported	$45	$613
Incremental stock based compensation expense determined pursuant to SFAS 123, net of related tax effects	(244)	(857)

Pro forma net loss	$(199)	$(244)

Diluted income (loss) per common share:
As reported	$0.00	$0.02
Pro forma	(0.01)	(0.01)

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30, 2006	December 31, 2005
Risk-free interest rate	4.65%	4.34% — 4.49%
Expected dividend yield	0%	0%
Expected life of options	8 years	8 years
Expected volatility	44%	41-43%

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

Inventories at September 30, 2006 and December 31, 2005, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and supplies	$35,570	$38,555
Finished goods and work in process	38,963	32,404

Total inventory	$74,533	$70,959

Note 5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved a plan to exit from the Company’s coated recycled paperboard business, the specialty packaging division and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and consists of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division is a component of the folding carton and custom packaging segment and consists of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations are a component of the tube, core and composite container segment and consist of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses.

The Company classified the results of operations for these assets as discontinued operations in the consolidated statements of operations for all periods presented.

Operating Results Data

The following table shows the results of discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006	2005	2006	2005
Sales	$19,119	$53,770	$98,234	$155,161
Cost of sales	18,002	51,621	91,116	147,410
Selling, general and administrative expenses	2,408	3,713	8,211	13,022
Restructuring and impairment costs	690	12	20,281	100

Loss from operations	(1,981)	(1,576)	(21,374)	(5,371)
Other income (expense), net	(44)	(76)	(39)	(151)

Loss from operations before benefit for income taxes	(2,025)	(1,652)	(21,413)	(5,522)
Benefit for income taxes	660	546	7,429	1,836

Loss from discontinued operations	$(1,365)	$(1,106)	$(13,984)	$(3,686)

In December 2005, in connection with the decision to exit these operations and hold them for sale, the Company recorded pre-tax impairment charges of approximately $82.7 million. Of those pre-tax impairment charges, approximately $74.6 million related to the property, plant and equipment associated with the Company’s coated recycled paperboard business and approximately $8.1 million was related to the property, plant and equipment of the Company’s specialty packaging division. In addition, the Company also impaired approximately $10.5 million of goodwill related to its coated recycled paperboard business. On March 31, 2006, based upon updated estimates of fair market values for the coated recycled paperboard operations, the Company recorded an additional $4.8 million in impairment charges related to the property, plant and equipment which is recorded in restructuring and impairment costs of discontinued operations.

On February 27, 2006, the Company completed the sale of its partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a loss of approximately $1.9 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations.

On April 21, 2006, the Company entered into an agreement to sell the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for $14.5 million. This sale was completed on July 19, 2006. The Company also entered into an agreement granting Cascades Inc. an option to buy the coating equipment and the customer list of the Rittman, Ohio coated paperboard mill for $500 thousand. Cascades Inc. exercised its option on August 2, 2006. Upon Cascades Inc.’s exercise of its option, the Company ceased its coated recycled paperboard production at the Rittman, Ohio location, which resulted in a $1.3 million charge for severance benefits in the third quarter of 2006. The Company is currently marketing the other assets of its coated recycled paperboard business and expects that those operations will be disposed of within the next twelve months.

By June 30, 2006, the Company expected the three coated recycled paperboard mills were going to be sold in two separate transactions, one transaction resulting in a loss of $12.2 million and the other transaction expected to result in a gain that will offset the loss. As a result, the Company recorded an additional impairment of $12.2 million during the second quarter of 2006 to recognize the loss on the expected third quarter sale of the Versailles, Connecticut coated paperboard mill and certain coating equipment of the Rittman, Ohio coated paperboard mill. Dependent on timing, purchase price and structure of the sale of the Company’s remaining coated recycled paperboard assets held for sale, the Company expects to recognize a gain in the quarter of disposition.

The Company is evaluating sale opportunities for the remaining assets held for sale and expects to sell these assets within the next twelve months.

Assets and Liabilities Held for Sale

The assets classified as held for sale at September 30, 2006 and December 31, 2005 are summarized below (in thousands):

	September 30, 2006	December 31, 2005
Accounts receivable	$6,944	$19,251
Inventory	2,158	12,167
Property, plant and equipment, net	14,266	43,621
Other assets	324	1,626

Assets of discontinued operations held for sale	$23,692	$76,665

Accounts payable	$4,161	$16,228
Accrued compensation	566	1,687
Notes payable	—	4,700
Other liabilities	5,476	8,758

Liabilities of discontinued operations	$10,203	$31,373

Note 6. Senior Credit Facility and Long-Term Debt

At September 30, 2006 and December 31, 2005, total long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Senior credit facility - revolver	$812	$—
Senior credit facility - term loan	32,569	—
9 7/8% senior subordinated notes	—	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	9,655	4,955
Realized interest rate swap agreements (2)	3,190	11,185

Total debt	264,976	492,390
Less current maturities	(7,285)	(85)

Total long-term debt	$257,691	$492,305

(1)	At December 31, 2005, industrial bonds of $4.7 million (the Sprague bonds) were included in current liabilities of discontinued operations and, therefore, are not reflected in the above schedule for the period ended December 31, 2005. In accordance with the Sprague sale agreement, which was executed in the third quarter of 2006, the Sprague bonds were retained by the Company and, therefore, have been included in the above schedule for the period ended September 30, 2006.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

The carrying value of total debt outstanding at September 30, 2006 maturing during the next five years and thereafter is as follows (in thousands):

2006	$2,913
2007	5,833
2008	5,833
2009	200,641
2010	32,965
Thereafter	16,791

Total debt	$264,976

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

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory and equipment. The Company’s domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At September 30, 2006, the Company had $32.6 million outstanding under the five-year term loan and $812 thousand outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was $77.8 million at September 30, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Beginning with reference to the fiscal quarter ending September 30, 2006, pricing under the Senior Credit Facility will be determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan will range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The weighted average rates in effect for the three months ended September 30, 2006 were 8.25% and 7.44% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions or change the nature of their business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company. The Company was in compliance with the Senior Credit Facility covenants as of September 30, 2006.

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

Note 7. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and a specialty converting operation. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The folding carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales (external customers):
Paperboard	$47,361	$43,648	$146,413	$129,585
Recovered fiber	34,079	20,766	88,643	62,359
Tube, core and composite container	91,824	92,869	284,325	282,794
Folding carton and custom packaging	60,019	56,708	182,042	176,698

Total	$233,283	$213,991	$701,423	$651,436

Sales (intersegment):
Paperboard	$34,819	$38,901	$99,763	$110,411
Recovered fiber	21,926	23,456	70,339	61,063
Tube, core and composite container	1,013	1,352	4,009	3,975
Folding carton and custom packaging	80	215	786	744

Total	$57,838	$63,924	$174,897	$176,193

Income (loss) from operations:
Paperboard (A)	$1,942	$5,102	$15,237	$21,293
Recovered fiber (B)	1,040	(151)	3,350	616
Tube, core and composite container (C)	1,429	2,003	4,408	5,315
Folding carton and custom packaging (D)	97	(576)	(1,129)	2,312

	4,508	6,378	21,866	29,536
Corporate expense	(6,297)	(4,539)	(19,157)	(17,519)

Income (loss) from operations	(1,789)	1,839	2,709	12,017
Interest expense	(4,397)	(10,399)	(21,522)	(31,367)
Interest income	109	748	3,734	1,811
Equity in income of unconsolidated affiliates	1,455	9,615	5,106	27,531

Loss on redemption of senior subordinated notes	—	—	(10,272)	—
Gain on sale of interest in Standard Gypsum, L.P.	—	—	135,247	—
Other, net	(15)	44	93	331

Income (loss) from continuing operations before income taxes and minority interest	$(4,637)	$1,847	$115,095	$10,323

(A)	Results for the three-month periods ended September 30, 2006 and 2005 include charges to operations of $702 thousand and credits to operations of $1.5 million, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2006 and 2005 include charges to operations of $959 thousand and credits to operations of $1.5 million, respectively, for restructuring and impairment costs. Costs relate primarily to the disposition of machinery and equipment and credits relate to gains on the disposition of real estate and settlement of leases.
(B)	Results for the three-month periods ended September 30, 2006 and 2005 include credits to operations of $26 thousand and charges to operations of $36 thousand, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2006 and 2005 include credits to operations of $73 thousand and $28 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment.
(C)	Results for the three-month periods ended September 30, 2006 and 2005 include charges to operations of $1.5 million and $89 thousand, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2006 and 2005 include charges to operations of $3.5 million and $194 thousand respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations within the tube, core and composite container segment.
(D)	Results for the three-month periods ended September 30, 2006 and 2005 include charges to operations of $538 thousand and $842 thousand, respectively, for restructuring and impairment costs. Results for the nine-month periods ended September 30, 2006 and 2005 include charges to operations of $2.1 million and $1.6 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations within the carton and custom packaging segment.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2006 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2005	$68,396	$3,777	$—	$57,102	$129,275
Sale of partition operations	—	—	—	(1,701)	(1,701)

Balance as of September 30, 2006	$68,396	$3,777	$—	$55,401	$127,574

Intangible Assets

As of September 30, 2006 and December 31, 2005, respectively, the Company had an intangible asset of $5.6 million, net of $2.4 million of accumulated amortization, and $6.7 million, net of $1.9 million of accumulated amortization which is classified with other assets. Amortization expense was $393 thousand for the nine month period ended September 30, 2006 and $426 thousand for the nine month period ended September 30, 2005. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2007	$511
2008	511
2009	511
2010	511
2011	511

Five year total	$2,555

Note 9. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in demand for products and excess industry capacity. In response to these issues, over the past several years the Company has closed and consolidated facilities within its paperboard; folding carton and custom packaging; and tube, core and composite container segments. These initiatives are designed to enhance the Company’s competitiveness through reduced costs, reduction of geographic overlap, duplicative capabilities, and differentiated quality products and services to the Company’s customers.

In January 2006, the Company announced the permanent closure of its Birmingham carton plant located in Birmingham, Alabama. For the nine months ended September 30, 2006, the Company recorded charges of $203 thousand for severance and other termination benefits and charges of $218 thousand for other exit costs. The Company made payments for severance and other termination benefits of $173 thousand and payments for other exit costs of $127 thousand. To facilitate the transition of customers to other facilities, the Birmingham carton plant ceased operations at the end of the second quarter of 2006. The Company expects to incur an additional $21 thousand in other exit costs related to the closure of this facility and will complete this plan by the end of 2007 upon satisfaction of the lease obligation.

In March 2006, the Company negotiated and settled its long-term lease obligation related to the closure of its Mobile, Alabama tube plant, which was permanently closed in September 2005, for $175 thousand and recorded a $541 thousand reversal of the previous restructuring liability.

In April 2006, the Company announced the permanent closure of its Danville tube plant located in Danville, Virginia. The customers of the Danville tube plant will be transitioned to the Company’s other tube plants. For the nine months ended September 30, 2006, the Company recorded $734 thousand for severance and other termination benefits and $28 thousand for other exit costs. The Company made payments for severance and other termination benefits of $355 thousand and $28 thousand for other exit costs. The Company expects to incur an additional $90 thousand of severance and other termination benefits and $120 thousand in other exit costs related to the closure of this facility. This plan will be completed upon sale of the location’s real estate, which the Company is currently marketing.

In May 2006, the Company announced the permanent closure of its Mentor carton plant located in Mentor, Ohio. Most of the customers of the Mentor carton plant were transitioned to the Company’s other carton operations. For the nine months ended September 30, 2006, the Company recorded $817 thousand of severance and other termination benefits and $358 thousand of other exit costs. The Company made payments for severance and other termination benefits of $687 thousand and payments of $289 thousand for other exit costs. The Company expects to incur an additional $300 thousand in other exit costs. This plan will be completed upon sale of the location’s real estate, which the Company is currently marketing.

For the nine months ended September 30, 2006, the Company recorded an impairment charge of $1.6 million related to a tube and core facility located in Mexico City, Mexico, which the Company disposed of in the third quarter of 2006.

In August 2006, the Company announced a plan to restructure certain functions within its tube, core and composite container segment. The restructuring will allow the Company to streamline sales and marketing efforts, consolidate and outsource certain engineering costs and close duplicative administrative facilities. During the third quarter of 2006, the Company recorded $693 thousand of severance and other exit costs and made payments for severance and other termination benefits of $106 thousand. The Company expects to incur an additional $240 thousand of severance and other termination benefits and $225 thousand of other exit costs. This plan will be completed upon settlement of a real estate lease, which is anticipated to be settled by December 31, 2006.

In October 2006, the Company announced the permanent closure of its Reading paperboard mill, located in Sinking Springs, Pennsylvania. The customers, most of which are internal, will be transitioned to the Company’s other paperboard operations during the fourth quarter of 2006. The Company expects to incur restructuring charges of approximately $700 thousand. The Company recorded accelerated depreciation expense of approximately $800 thousand during the third quarter, which is reflected in cost of goods sold. This plan will be completed upon sale of the location’s real estate, which the Company is currently marketing.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2005 to September 30, 2006 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2005		$2,263	$867	$3,130

First quarter 2006 costs	$65	161	(211)	(50)	$15

Expenditures		(263)	(481)	(744)

Liability balance, March 31, 2006		2,161	175	2,336

Second quarter 2006 costs	$2,041	1,330	249	1,579	$3,620

Expenditures		(986)	(172)	(1,158)

Liability balance, June 30, 2006		$2,505	$252	$2,757

Third quarter 2006 costs	$1,301	932	565	1,497	$2,798

Expenditures		(580)	(658)	(1,238)

Liability balance, September 30, 2006		$2,857	$159	$3,016

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of September 30, 2006, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of September 30, 2006	Estimated Costs to Complete Initiatives as of September 30, 2006	Total Estimated Costs of Initiatives as of September 30, 2006
Paperboard	$1,309	$—	$1,309
Folding carton and custom packaging	13,750	591	14,341
Tube, core and composite container	2,400	770	3,170

Total	$17,459	$1,361	$18,820

Note 10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, no contributions will be required during the calendar year ended December 31, 2006; however, $7.8 million in contributions are expected to be made during the first nine months of 2007, which is classified as a current liability on the Company’s September 30, 2006 balance sheet.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at September 30, 2006.

Pension expense for the Pension Plan and the SERP includes the following components for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost of benefits earned	$793	$835	$2,379	$2,505
Interest cost on projected benefit obligation	1,872	1,797	5,616	5,391
Estimated return on plan assets	(1,805)	(1,607)	(5,414)	(4,822)
Net amortization and deferral	1,241	1,295	3,722	3,886

Net pension expense	$2,101	$2,320	$6,303	$6,960

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2006 and 2005 included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost of benefits earned	$10	$8	$31	$23
Interest cost on accumulated postretirement benefit obligation	86	78	259	235
Amortization	59	17	176	50

Net postretirement benefit cost	$155	$103	$466	$308

Note 11. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$(3,707)	$1,151	$73,808	$4,299

Weighted average number of common shares outstanding - basic	28,584	28,780	28,568	28,769
Common share equivalents	—	98	38	118

Weighted average number of common shares outstanding - diluted	28,584	28,878	28,606	28,887

Income (loss) per share - basic	$(0.13)	$0.04	$2.58	$0.15

Income (loss) per share - diluted	$(0.13)	$0.04	$2.58	$0.15

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of common share equivalents not included in the computation of diluted weighted average shares for the nine months ended September 30, 2006 and 2005 were 1,813,295 and 1,046,430, respectively.

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

December 31, 2005
Current assets	$33,353
Noncurrent assets	62,016
Current liabilities	12,873
Current debt	56,200
Long-term debt	—
Long-term liabilities	—
Net assets	26,296

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Sales	$50,689	$146,154
Gross profit	18,174	50,937
Income from operations	16,751	46,864
Net income	15,135	42,931

*	The actual date of Standard’s financial statements is October 1, 2005 for the periods ended September 30, 2005.

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

	September 30, 2006	December 31, 2005
Current assets	$20,645	$15,562
Noncurrent assets	130,262	135,497
Current liabilities	18,204	12,607
Long-term liabilities	761	693
Long-term debt	50,000	50,000
Net assets	81,942	87,759

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$32,765	$29,332	$92,724	$91,671
Gross profit	5,703	7,340	20,599	22,481
Income from operations	3,922	5,125	13,094	15,244
Net income (loss)	2,928	4,124	10,160	12,203

The Company received distributions from PBL for the nine months period ended September 30, 2006 and September 30, 2005 of $8.0 million and $10.0 million, respectively. The Company’s equity interest in earnings for the nine months ended September 30, 2006 and September 30, 2005, were approximately $5.1 million and $6.1 million, respectively. The Company’s equity interest in the earnings from PBL for the three months ended September 30, 2006 and September 30, 2005, were approximately $1.5 million and $2.1 million, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,315	$107	$553	$—	$3,975
Intercompany funding	(164,317)	177,022	(12,705)	—	—
Receivables, net of allowances	—	93,602	4,441	—	98,043
Intercompany accounts receivable	—	46	207	(253)	—
Inventories	—	71,324	3,209	—	74,533
Current deferred tax asset	10,952	—	—	—	10,952
Other current assets	5,060	5,228	504	—	10,792
Assets of discontinued operations held for sale	—	23,692	—	—	23,692

Total current assets	(144,990)	371,021	(3,791)	(253)	221,987

PROPERTY, PLANT AND EQUIPMENT	29,040	501,670	24,293	—	555,003
Less accumulated depreciation	(12,217)	(269,364)	(13,826)	—	(295,407)

Property, plant and equipment, net	16,823	232,306	10,467	—	259,596

GOODWILL	—	124,072	3,502	—	127,574

INVESTMENT IN CONSOLIDATED SUBSIDIARIES	616,618	—	—	(616,618)	—

INVESTMENT IN UNCONSOLIDATED AFFILIATES	41,143	—	—	—	41,143

OTHER ASSETS	12,363	6,314	64	—	18,741

	$541,957	$733,713	$10,242	$(616,871)	$669,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$7,285	$—	$—	$—	$7,285
Accounts payable	15,673	58,088	3,369	—	77,130
Intercompany accounts payable	—	207	46	(253)	—
Accrued interest	5,619	134	—	—	5,753
Accrued compensation	2,116	10,014	196	—	12,326
Accrued pension	7,828	—	—	—	7,828
Capital lease obligations	509	20	—	—	529
Income taxes payable	2,390	—	—	—	2,390
Other accrued liabilities	4,961	17,178	823	—	22,962
Liabilities of discontinued operations	—	10,203	—	—	10,203

Total current liabilities	46,381	95,844	4,434	(253)	146,406

LONG-TERM DEBT, less current maturities	249,491	8,200	—	—	257,691

LONG-TERM CAPITAL LEASE OBLIGATIONS	177	60	—	—	237

DEFERRED INCOME TAXES	34,981	12,166	1,501	—	48,648

PENSION LIABILITY	40,051	—	—	—	40,051

OTHER LIABILITIES	659	5,132	—	—	5,791

SHAREHOLDERS’ EQUITY:
Common stock	2,907	772	497	(1,269)	2,907
Additional paid-in capital	190,409	550,955	8,339	(559,294)	190,409
Retained (deficit) earnings	4,990	60,584	(6,236)	(54,348)	4,990
Accumulated other comprehensive (loss) income	(28,089)	—	1,707	(1,707)	(28,089)

Total Shareholders’ Equity	170,217	612,311	4,307	(616,618)	170,217

	$541,957	$733,713	$10,242	$(616,871)	$669,041

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$286,596	$10,596	$(63,909)	$233,283
COST OF SALES	—	257,921	8,120	(63,909)	202,132
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	5,459	23,584	1,099	—	30,142
RESTRUCTURING AND IMPAIRMENT COSTS	—	1,157	1,641	—	2,798

(Loss) income from operations	(5,459)	3,934	(264)	—	(1,789)
OTHER (EXPENSE) INCOME:
Interest expense	(4,294)	(102)	(1)	—	(4,397)
Interest income	108	1	—	—	109
Equity in income (loss) of consolidated affiliates	2,188	—	—	(2,188)	—
Equity in income of unconsolidated affiliates	1,455	—	—	—	1,455
Other, net	—	(172)	157	—	(15)

	(543)	(273)	156	(2,188)	(2,848)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(6,002)	3,661	(108)	(2,188)	(4,637)
PROVISION FOR INCOME TAXES	949	—	—	—	949
MINORITY INTEREST IN INCOME	—	—	—	(19)	(19)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(5,053)	3,661	(108)	(2,207)	(3,707)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(2,025)	—	—	(2,025)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	660	—	—	660

LOSS FROM DISCONTINUED OPERATIONS	—	(1,365)	—	—	(1,365)

NET (LOSS) INCOME	$(5,053)	$2,296	$(108)	$(2,207)	$(5,072)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$278,891	$10,655	$(75,555)	$213,991
COST OF SALES	—	248,325	10,084	(75,555)	182,854
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,536	23,977	1,363	—	29,876
RESTRUCTURING AND IMPAIRMENT COSTS	(2)	(576)	—	—	(578)

(Loss) income from operations	(4,534)	7,165	(792)	—	1,839
OTHER (EXPENSE) INCOME:
Interest expense	(10,377)	(21)	(1)		(10,399)
Interest income	749	(1)	—	—	748
Equity in income (loss) of consolidated affiliates	5,288	—	—	(5,288)	—
Equity in income of unconsolidated affiliates	9,615	—	—	—	9,615
Other, net	—	89	(45)	—	44

	5,275	67	(46)	(5,288)	8

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	741	7,232	(838)	(5,288)	1,847
PROVISION FOR INCOME TAXES	(664)	—	—	—	(664)
MINORITY INTEREST IN INCOME	—	—	—	(32)	(32)

(LOSS) INCOME FROM CONTINUING OPERATIONS	77	7,232	(838)	(5,320)	1,151
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1,652)	—	—	(1,652)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	546	—	—	546

LOSS FROM DISCONTINUED OPERATIONS	—	(1,106)	—	—	(1,106)

NET (LOSS) INCOME	$77	$6,126	$(838)	$(5,320)	$45

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$881,284	$34,109	$(213,970)	$701,423
COST OF SALES	—	780,992	30,423	(213,970)	597,445
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,862	72,817	3,157	—	94,836
RESTRUCTURING AND IMPAIRMENT COSTS	—	4,792	1,641	—	6,433

(Loss) income from operations	(18,862)	22,683	(1,112)	—	2,709
OTHER (EXPENSE) INCOME:
Interest expense	(21,218)	(299)	(5)	—	(21,522)
Interest income	3,733	1	—	—	3,734
Equity in income (loss) of consolidated affiliates	7,377	—	—	(7,377)	—
Equity in income of unconsolidated affiliates	5,106	—	—	—	5,106
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Loss on redemption of senior subordinated notes.	(10,272)	—	—	—	(10,272)
Other, net	—	130	(37)	—	93

	119,973	(168)	(42)	(7,377)	112,386

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	101,111	22,515	(1,154)	(7,377)	115,095
PROVISION FOR INCOME TAXES	(41,185)	—	—	—	(41,185)
MINORITY INTEREST IN INCOME	—	—	—	(102)	(102)

INCOME (LOSS) FROM CONTINUING OPERATIONS	59,926	22,515	(1,154)	(7,479)	73,808
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE
INCOME TAXES	—	(21,413)	—	—	(21,413)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	7,429	—	—	7,429

LOSS FROM DISCONTINUED OPERATIONS	—	(13,984)	—	—	(13,984)

NET INCOME (LOSS)	$59,926	$8,531	$(1,154)	$(7,479)	$59,824

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$842,201	$32,852	$(223,617)	$651,436
COST OF SALES	—	739,322	31,041	(223,617)	546,746
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,486	71,667	3,278	—	92,431
RESTRUCTURING AND IMPAIRMENT COSTS	27	215	—	—	242

(Loss) income from operations	(17,513)	30,997	(1,467)	—	12,017
OTHER (EXPENSE) INCOME:
Interest expense	(31,300)	(65)	(2)	—	(31,367)
Interest income	1,811	—	—	—	1,811
Equity in income (loss) of consolidated affiliates	25,987	—	—	(25,987)	—
Equity in income of unconsolidated affiliates	27,531	—	—	—	27,531
Other, net	121	209	1	—	331

	24,150	144	(1)	(25,987)	(1,694)

(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND MINORITY
INTEREST	6,637	31,141	(1,468)	(25,987)	10,323
PROVISION FOR INCOME TAXES	(5,886)	—	—	—	(5,886)
MINORITY INTEREST IN INCOME	—	—	—	(138)	(138)

(LOSS) INCOME FROM CONTINUING OPERATIONS	751	31,141	(1,468)	(26,125)	4,299
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(5,522)	—	—	(5,522)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	1,836	—	—	1,836

LOSS FROM DISCONTINUED OPERATIONS	—	(3,686)	—	—	(3,686)

NET INCOME (LOSS)	$751	$27,455	$(1,468)	$(26,125)	$613

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8,282	$(4,296)	$(137)	$—	$3,849

Investing activities:
Purchases of property, plant and equipment	(8,730)	(18,866)	(285)	—	(27,881)
Proceeds from disposal of property, plant and equipment	—	828	(116)	—	712
Proceeds from sale of assets held for sale	—	22,390	—	—	22,390
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,610	—	—	—	10,610
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates	2,920	—	—	—	2,920

Net cash provided by (used in) investing activities	142,201	4,352	(401)	—	146,152

Financing activities:
Proceeds from senior credit facility-revolver	35,332	—	—	—	35,332
Repayments of senior credit facility-revolver	(34,520)	—	—	—	(34,520)
Proceeds from senior credit facility-term loan	35,000	—	—	—	35,000
Repayments of short and long-term debt	(275,570)	—	—	—	(275,570)
Deferred debt costs	(1,139)	—	—	—	(1,139)
Payments for capital lease obligations	(361)	(12)	—	—	(373)
Issuances of stock, net of forfeitures	92	—	—	—	92

Net cash used in financing activities	(241,166)	(12)	—	—	(241,178)

Net (decrease) increase in cash and cash equivalents	(90,683)	44	(538)	—	(91,177)
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$3,315	$107	$553	$—	$3,975

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,431	$11,634	$124	$—	$13,189

Investing activities:
Purchases of property, plant and equipment	(3,244)	(14,425)	(313)	—	(17,982)
Proceeds from disposal of property, plant and equipment	—	2,811	—	—	2,811
Changes in restricted cash	—	—	—	—	—
Return of investment in unconsolidated affiliates	4,672	—	—	—	4,672
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash provided by (used in) investing activities	1,388	(11,614)	(313)	—	(10,539)

Financing activities:
Repayments of long and short-term debt	(2,413)	—	—	—	(2,413)
Swap agreement unwind proceeds	826	—	—	—	826
Payments for capital lease obligations	(376)	(4)	—	—	(380)
Issuances of stock, net of forfeitures	231	—	—	—	231

Net cash used in financing activities	(1,732)	(4)	—	—	(1,736)

Net increase (decrease) in cash and cash equivalents	1,087	16	(189)	—	914
Cash and cash equivalents at beginning of period	88,998	125	633	—	89,756

Cash and cash equivalents at end of period	$90,085	$141	$444	$—	$90,670

Note 14. Commitments and Contingencies

During the second quarter 2006, the Company recorded an accrual of $1.5 million related to a vendor dispute. During the fourth quarter, the Company resolved this matter for the amount accrued and has fully satisfied the obligation.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 50% in the first nine months of 2006. The remaining 50% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper and other specialty products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated, joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment and profitability, restructuring activities have become an important element of our strategy. Our recent sale of our interest in Standard Gypsum and the sale of our partition business, along with our recently announced intention to exit the coated recycled paperboard and specialty contract packaging businesses, are part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

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

We are a holding company that operates our business through 22 subsidiaries as of September 30, 2006. We also own a 50% interest in one joint venture with Temple-Inland, Inc. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off - Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the nine-month period ended September 30, 2006, other than the adoption of SFAS No. 123(R), “Share-Based Payments” and SFAS No. 151 “Inventory Costs” during the three-month period ended March 31, 2006.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented along end-use market lines as well as by reporting segment. It is important to note, however, that a portion of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Three Months Ended September 30,		Change	% Change
	2006	2005
Paperboard volume by end-use market (tons in thousands):

Tube, core and composite container market
Volume shipped to internal converters	67.1	69.5	(2.4)	-3.5%
Mill volume shipped to external customers	13.9	9.8	4.1	41.8%
Volume related to discontinued operations	—	0.4	(0.4)	-100.0%

Total	81.0	79.7	1.3	1.6%
Folding carton market
Volume shipped to internal converters	43.5	37.4	6.1	16.3%
Mill volume shipped to external customers	11.3	12.1	(0.8)	-6.6%
Volume related to discontinued operations	23.7	47.1	(23.4)	-49.7%

Total	78.5	96.6	(18.1)	-18.7%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	19.8	24.6	(4.8)	-19.5%

Other specialty products market
Volume shipped to internal converters	25.5	20.1	5.4	26.9%
Mill volume shipped to external customers	32.9	37.8	(4.9)	-13.0%
Volume related to discontinued operations	1.6	9.5	(7.9)	-83.2%

Total	60.0	67.4	(7.4)	-11.0%

Total paperboard volume	239.3	268.3	(29.0)	-10.8%
Total paperboard volume excluding discontinued operations	214.0	211.3	2.7	1.3%

Paperboard volume by reporting segment (in thousands):
Paperboard	94.5	97.5	(3.0)	-3.1%
Tube, core and composite container market	76.0	76.3	(0.3)	-0.4%
Folding carton and custom packaging	43.5	37.5	6.0	16.0%
Volume related to discontinued operations	25.3	57.0	(31.7)	-55.6%

Total paperboard volume	239.3	268.3	(29.0)	-10.8%

Paperboard Volume. Total paperboard volume from continuing operations for the three months ended September 30, 2006, increased 1.3% to 214.0 thousand tons from 211.3 thousand tons for the same period in 2005. Tons sold from paperboard mill production decreased 7.7% to 168.9 thousand tons for the three months ended September 30, 2006, compared to the same period in 2005. The total volume of paperboard converted increased 7.2% for the three months ended September 30, 2006.

Total paperboard volume increased primarily due to an increase in sales of converted paperboard to the folding carton end-use market; however, this improvement was partially offset by lower sales of unconverted paperboard to the gypsum wallboard facing paper market.

Sales. Our consolidated sales for the three months ended September 30, 2006 increased 9.0% to $233.3 million from $214.0 million in the same period of 2005. The following table presents sales by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Paperboard	$47,361	$43,648	$3,713	8.5%
Recovered fiber	34,079	20,766	13,313	64.1%
Tube, core and composite container	91,824	92,869	(1,045)	-1.1%
Folding carton and custom packaging	60,019	56,708	3,311	5.8%

Total	$233,283	$213,991	$19,292	9.0%

Paperboard Segment

Sales for the paperboard segment increased due to higher selling prices which accounted for an increase of $8.1 million. This increase was partially offset by lower paperboard volume which accounted for an estimated decrease of $3.9 million in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume and selling prices. The higher volume was primarily due to increased sales to our 50% owned joint venture, Premier Boxboard, which accounted for approximately $12.2 million of the $13.3 million increase.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased primarily due to lower volume which accounted for a decrease of $5.2 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $3.7 million in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to $7.5 million in sales from the Carolina Carton plant which was acquired from Sonoco Products Company on December 31, 2005. This increase in sales was partially offset by lower volume of approximately $3.6 million resulting from closing and consolidating operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the three months ended September 30, 2006 increased $19.3 million from $182.8 million in 2005 to $202.1 million in 2006. This increase was primarily due to the following factors:

•	Higher recovered fiber costs of approximately $10.2 million due to higher sales in the recovered fiber segment.

•	Higher freight costs of approximately $2.9 million.

•	Higher direct material costs of approximately $2.8 million in the folding carton and custom packaging segment due to higher sales.

•	Higher employee labor costs, energy and fuel, and other manufacturing costs in the paperboard segment of approximately $1.9 million.

•	Higher recovered fiber costs in the paperboard segment of approximately $1.3 million.

•	Higher repair and maintenance costs in the paperboard segment of approximately $1.2 million.

•	Accelerated depreciation expense of $1.4 million related to facility closures.

These factors were partially offset by a reduction in the overall manufacturing costs in the tube, core and composite container segment’s can group of $1.4 million primarily due to lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 increased $266 thousand from $29.9 million in 2005 to $30.1 million in 2006. The increase in selling, general and administrative expenses was primarily due to a legal expense of $250 thousand recorded in the carton and custom packaging segment related to a commercial dispute with a vendor.

Restructuring and Impairment Costs. During the three months ended September 30, 2006, we incurred charges of $1.3 million for impairment of assets, $932 thousand for severance and other termination benefits, and $565 thousand for other exit costs. We paid $580 thousand in severance and other termination benefits and paid $658 thousand for other exit costs in the three months ended September 30, 2006, leaving an accrual of $3.0 million at September 30, 2006.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Loss from operations for the three months ended September 30, 2006 was $1.8 million, a decrease of $3.6 million compared to income from operations of $1.8 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Paperboard	$1,942	$5,102	$(3,160)	-61.9%
Recovered fiber	1,040	(151)	1,191	N/A
Tube, core and composite container	1,429	2,003	(574)	-28.7%
Folding carton and custom packaging	97	(576)	673	N/A
Corporate expense	(6,297)	(4,539)	(1,758)	-38.7%

Total	$(1,789)	$1,839	$(3,628)	(197.3)%

Paperboard Segment

Income from operations decreased primarily due to the following factors:

•	Higher restructuring costs of $2.2 million.

•	Higher freight and labor costs of approximately $1.7 million.

•	Higher repair and maintenance costs of $1.2 million.

•	Lower volume reduced income from operations by an estimated $1.2 million.

•	Accelerated depreciation expense of approximately $800 thousand related to a mill closure.

These factors were partially offset by higher selling prices which improved income from operations by approximately $3.9 million.

Recovered Fiber Segment

Income from operations increased primarily due to higher volume and improved pricing, partially offset by higher freight costs.

Tube, Core and Composite Container Segment

Income from operations decreased primarily due to the following factors:

•	Higher restructuring costs of $1.5 million.

•	Higher freight costs of $410 thousand.

These factors were partially offset by higher selling prices which improved income from operations by approximately $1.5 million.

Carton and Custom Packaging Segment

Income from operations increased primarily due to the following factors:

•	Lower employee benefits of approximately $850 thousand primarily due to a plant closure.

•	Lower restructuring costs of $300 thousand.

These factors were partially offset by accelerated depreciation expense of $440 thousand related to a plant closure.

Discontinued Operations. The loss from discontinued operations for the three months ended September 30, 2006 and 2005 was $1.4 million and $1.1 million, respectively. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended September 30, 2006 and September 30, 2005 was approximately $4.4 million and $10.4 million, respectively. The decrease in interest expense was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.5 million for the three months ended September 30, 2006, a decline of $8.2 million compared to the same period in 2005. This decline was primarily due to the sale of our interest in Standard, a joint venture with Temple-Inland, whereby, effective January 1, 2006 we were no longer entitled to earnings or distributions from Standard. This accounted for $7.6 million of the $8.2 million decrease.

(Provision) Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended September 30, 2006 was a 20.5% benefit, compared with a 36.0% expense for the same period last year. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments.

Net (Loss) Income. Due to the factors discussed above, net loss for the three months ended September 30, 2006 was $5.1 million, or $0.18 net loss per common share, compared to net income of $45 thousand, or $0.00 net income per common share, for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,		Change	% Change
	2006	2005
Paperboard volume by end-use market (tons in thousands):

Tube, core and composite container market
Volume shipped to internal converters	209.2	211.4	(2.2)	-1.0%
Mill volume shipped to external customers	39.0	34.3	4.7	13.7%
Volume related to discontinued operations	0.4	0.9	(0.5)	-55.6%

Total	248.6	246.6	2.0	0.8%

Folding carton market
Volume shipped to internal converters	123.4	119.4	4.0	3.4%
Mill volume shipped to external customers	38.7	38.2	0.5	1.3%
Volume related to discontinued operations	128.0	143.6	(15.6)	-10.9%

Total	290.1	301.2	(11.1)	-3.7%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	70.4	58.7	11.7	19.9%

Other specialty products market
Volume shipped to internal converters	75.1	67.1	8.0	11.9%
Mill volume shipped to external customers	102.2	112.2	(10.0)	-8.9%
Volume related to discontinued operations	11.8	28.4	(16.6)	-58.5%

Total	189.1	207.7	(18.6)	-9.0%

Total paperboard volume	798.2	814.2	(16.0)	-2.0%
Total paperboard volume excluding discontinued operations	658.0	641.3	16.7	2.6%

Paperboard volume by reporting segment (in thousands):

Paperboard	299.9	289.4	10.5	3.6%
Tube, core and composite container market	234.7	232.5	2.2	0.9%
Folding carton and custom packaging	123.4	119.4	4.0	3.4%
Volume related to discontinued operations	140.2	172.9	(32.7)	-18.9%

Total paperboard volume	798.2	814.2	(16.0)	-2.0%

Paperboard Volume. Total paperboard volume from continuing operations for the nine months ended September 30, 2006, increased 2.6% to 658.0 thousand tons from 641.3 thousand tons for the same period in 2005. Tons sold from paperboard mill production was essentially unchanged with only a slight increase of 0.7% for the nine months ended September 30, 2006, compared to the same period in 2005. The total volume of paperboard converted increased 2.5% for the nine months ended September 30, 2006.

Total paperboard volume increased due to an increase in sales of unconverted paperboard to the gypsum wallboard facing paper and the tube, core and composite container end-use markets, combined with higher converted sales to the folding carton market. These improvements were partially offset by lower sales of uncoated paperboard to the other specialty products market as well as lower sales of converted paperboard to the tube, core and composite container market.

Sales. Our consolidated sales for the nine months ended September 30, 2006, increased 7.7% to $701.4 million from $651.4 million for the same period in 2005. The following table presents sales by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2006	2005
Paperboard	$146,413	$129,585	$16,828	13.0%
Recovered fiber	88,643	62,359	26,284	42.1%
Tube, core and composite container	284,325	282,794	1,531	0.5%
Folding carton and custom packaging	182,042	176,698	5,344	3.0%

Total	$701,423	$651,436	$49,987	7.7%

Paperboard Segment

Sales for the paperboard segment increased approximately $18.4 million due to higher selling prices and volume. Selling prices improved due to price increases implemented to offset rising fuel and energy costs and other manufacturing costs. These increases were partially offset by approximately $1.5 million of decreased sales resulting from lower volume in the paperboard segment’s converting operations.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume and selling prices. The increased volume was mainly due to increased sales to our 50% owned joint venture, Premier Boxboard, which accounted for approximately $21.6 million of the $26.3 million increase.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased due to higher selling prices which accounted for an increase of $10.6 million. This increase was partially offset by lower tube, core and composite container volume which accounted for an estimated decrease of $9.4 million in sales.

Folding Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased due to $18.4 million in sales from the Carolina Carton plant which was acquired from Sonoco Products Company on December 31, 2005. This increase in sales was partially offset by lower volume of approximately $13.2 million resulting from closing and consolidating operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the nine months ended September 30, 2006, increased $50.7 million from $546.8 million in 2005 to $597.5 million in 2006. This increase was primarily due to the following factors:

•	Higher recovered fiber costs of approximately $18.4 million due to higher sales in the recovered fiber segment.

•	Higher freight costs of $7.0 million.

•	Higher energy and fuel cost of $6.4 million in the paperboard segment.

•	Higher employee and benefit costs of $4.5 million in the paperboard segment.

•	Higher direct materials and other manufacturing costs of $4.2 million in the paperboard segment primarily due to higher sales.

•	Higher direct material costs of $4.2 million in the folding carton and custom packaging segment primarily due to higher sales.

•	Higher repairs and maintenance expense of $3.2 million in the paperboard segment.

•	Higher other manufacturing costs of $2.1 million in the folding carton and custom packaging segment primarily due to accelerated depreciation expenses related to plant closures.

•	Higher labor costs and energy and fuel costs of $1.4 million in the folding carton and custom packaging segment.

•	Accelerated depreciation expense of approximately $800 thousand in the paperboard segment related to a mill closure.

These factors were partially offset by lower employee benefit expenses of $1.3 million in the tube, core and composite container segment, primarily due to lower workers compensation expenses and lower group health costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $2.4 million from $92.4 million in 2005 to $94.8 million in 2006. This increase was primarily due to the following factors:

•	A $2.2 million increase in the key employee incentive compensation expense.

•	A $1.2 million reserve for the settlement of a patent infringement dispute recorded in the first quarter of 2006.

•	An accrual of $500 thousand for deferred compensation related to the retirement of an officer of the company.

These factors were partially offset by lower expenses in the information technology department of $2.1 million, due to lower employee salaries expenses, outside professional services costs and other costs.

Restructuring and Impairment Costs. During the nine months ended September 30, 2006, we incurred a $3.4 million charge for impairment of assets, a $2.4 million charge for severance and other termination benefits and a $603 thousand charge for other exit costs. During the nine months ended September 30, 2006, we paid $1.8 million in severance and other termination benefits and paid $1.3 million for other exit costs. See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income From Operations. Income from operations for the nine months ended September 30, 2006 was $2.7 million, a decrease of $9.3 million compared with operating income of $12.0 million reported for the same period in 2005. The following table presents income (loss) from operations by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2006	2005
Paperboard	$15,237	$21,293	$(6,056)	-28.4%
Recovered fiber	3,350	616	2,734	443.8%
Tube, core and composite container	4,408	5,315	(907)	-17.1%
Folding carton and custom packaging	(1,129)	2,312	(3,441)	-148.8%
Corporate expense	(19,157)	(17,519)	(1,638)	-9.3%

Total	$2,709	$12,017	$(9,308)	-77.5%

Paperboard Segment

Income from operations decreased primarily due to the following factors:

•	Higher fuel and energy costs of approximately $6.4 million.

•	Higher employee and benefits costs of $4.5 million.

•	Higher repair and maintenance costs of $3.2 million

•	Higher restructuring costs of $2.5 million.

•	Accelerated depreciation expense of approximately $800 thousand related to a mill closure.

These factors were partially offset by the following improvements:

•	Higher selling prices improved income from operations by approximately $10.0 million.

•	Lower employee expenses of $650 thousand primarily due to restructuring activities.

Recovered Fiber Segment

Income from operations increased primarily due to higher volume.

Tube, Core and Composite Container Segment

Income from operations decreased primarily due to the following factors:

•	Higher other manufacturing and repair and maintenance costs of approximately $3.6 million.

•	Higher restructuring costs of $3.3 million.

•	A $1.2 million reserve for the settlement of a patent infringement dispute recorded in the first quarter of 2006.

•	Higher freight costs of $1.2 million.

These factors were partially offset by higher selling prices which improved income from operations by approximately $8.5 million.

Folding Carton and Custom Packaging Segment

Income from operations decreased primarily due to the following factors:

•	Higher accelerated depreciation expense of $2.1 million related to plant closures.

•	A $1.2 million reversal of a reserve in the second quarter of 2005 related to the subsequent collection from a customer that filed Chapter 11 bankruptcy.

Discontinued Operations. The loss from discontinued operations for the nine months ended September 30, 2006 and 2005 was $14.0 million and $3.7 million, respectively. See notes of the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $21.5 million and $31.4 million, respectively. The decrease was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. We recorded a $10.3 million loss in the second quarter of 2006 related to this debt redemption. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Gain on Sale of Interest in Standard Gypsum, L.P. On January 17, 2006, we sold our 50% membership interest in Standard Gypsum, L.P. (“Standard”) to Standard’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

Equity in Income of Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $5.1 million for the nine month period ended September 30, 2006, a decrease of $22.4 million in equity in income from unconsolidated affiliates of $27.5 million in the same period in 2005. This decrease was primarily due to the sale of our interest in Standard Gypsum, a joint venture with Temple-Inland, whereby, effective January 1, 2006 we were no longer entitled to earnings or distributions from Standard Gypsum; this accounted for approximately $21.5 million of the $22.4 million decrease.

Provision for Income Taxes. The effective rate of income tax expense for the nine months ended September 30, 2006 and 2005 was 35.8% and 57.0%, respectively. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax expense for the nine months ended September 30, 2005 includes tax expense of $1.9 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law.

Net Income. Due to the factors discussed above, net income for the nine months ended September 30, 2006 was $59.8 million, or $2.09 net income per common share, compared to a net income of $613 thousand, or $0.02 net income per common share, for the same period in 2005.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2005 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at September 30, 2006 of $4.0 million, together with borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the year ending December 31, 2006 and the foreseeable future. Additionally, based on our historical ability to generate cash, we believe we will be able to meet our long-term cash requirements. However, if we are unable to generate cash at historic levels, our ability to generate cash sufficient to meet long-term requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

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

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility as of September 30, 2006. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement during the remainder of 2006 and the foreseeable future.

Borrowings. At September 30, 2006 and December 31, 2005, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	September 30, 2006	December 31, 2005
Senior credit facility-revolver	$812	$—
Senior credit facility-term loan	32,569	—
9 7/8% senior subordinated notes	—	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	9,655	4,955
Realized interest rate swap gains (2)	3,190	11,185

Total debt	$264,976	$492,390

(1)	At December 31, 2005, industrial bonds of $4.7 million (the Sprague bonds) were included in current liabilities of discontinued operations and, therefore, are not reflected in the above schedule for the period ended December 31, 2005. In accordance with the Sprague sale agreement, which was executed in the third quarter of 2006, the Sprague bonds were retained by the Company and, therefore, have been included in the above schedule for the period ended September 30, 2006.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

On March 30, 2006, we amended our senior credit facility by entering into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”). The Senior Credit Agreement provides for a $145.0 million senior credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all of our domestic subsidiaries’ assets other than real property, including accounts receivable, general intangibles, inventory and equipment. Our domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers or as guarantors. At September 30, 2006 a total of $32.6 million was outstanding under the term loan and a total of $812 thousand was outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was $77.8 million at September 30, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

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

On May 1, 2006, we redeemed our outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. We used proceeds from borrowings at closing under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss that was recognized in the second quarter of 2006.

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

Cash Provided By Operations. Cash provided by operations was $3.8 million for the nine months ended September 30, 2006, compared with $13.2 million for the same period in 2005. The decrease was primarily due to a $19.0 million decrease in distributions resulting from the sale of our interest in the Standard Gypsum joint venture; this decrease was partially offset by a $13.1 million pension contribution made in September 2005.

Capital Expenditures. Capital expenditures were $27.9 million for the nine months ended September 30, 2006 versus $18.0 million for the same period in 2005. Aggregate capital expenditures of approximately $41.3 million are anticipated for 2006. The increase from prior years is primarily due to the implementation of an enterprise resource planning software system, the upgrade of a machine component at one of our paperboard mills and the installation of a new printing press at one of our carton facilities. To conserve cash, we intend to limit capital expenditures for 2006 to cost reduction, productivity improvement and replacement projects.

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

The only significant changes to our contractual obligations since December 31, 2005 is the incurrence of debt and interest under the senior credit facility and the redemption of our 9 7/8% senior subordinated notes. These borrowings and redemption will increase (decrease) our payment obligations as of September 30, 2006 as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$32,569	$5,832	$11,664	$15,073	$—
Senior credit facility-revolver	812	—	—	812	—
Interest payment obligation for senior credit facility	6,734	2,267	3,231	1,236	—

Subtotal for borrowings	40,115	8,099	14,895	17,121	—

Redemptions:
9 7/8% senior subordinated notes	(257,500)	—	—	(257,500)	—
Interest on 9 7/8% obligations	(127,140)	(25,428)	(50,856)	(50,856)	—

Subtotal for redemptions	(384,640)	(25,428)	(50,856)	(308,356)	—

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

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There was no material change to our internal control over financial reporting during the third quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

On April 21, 2006, the Company entered into an option agreement with Cascades Inc. regarding certain components of paper machines numbers 2 and 3 located at the Company’s Rittman, Ohio (the “Rittman Equipment”) and the customer list. The exercise price of the option is $500,000. On August 2, 2006 Cascades exercised its option regarding the Rittman Equipment. Caraustar has, in turn, elected to temporarily idle the Rittman paper machines, while conducting other activities at the Rittman mill, in order to more effectively market and sell the remaining components of the Rittman paper machines. The permanent idling of the Rittman paper machines may trigger or accelerate state and/or federal environmental obligations related to the landfill or other portions of the property on which the Rittman facility is located. The Company is evaluating potential environmental obligations, but has not yet determined the nature or extent of those obligations, if any.

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

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Date: November 9, 2006		Ronald J. Domanico Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith