Form 10-K
period 2006-12-31
CARAUSTAR INDUSTRIES INC
filed 2007-03-16
CIK 825692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, computed by reference to the closing sale price on such date, was $254,102,202. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of March 12, 2007, 29,091,859 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INTRODUCTION

Caraustar Industries, Inc. operated its business through 22 subsidiaries across the United States, Canada and the United Kingdom as of the filing date of this report. As used herein the terms, “we,” “our,” “us” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other filings with the Securities and Exchange Commission (“SEC”), free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to successfully dispose of our assets held for sale, our ability to serve our substantial indebtedness, unforeseen difficulties with the integration of our accounting and control operations or IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in the “Risk Factors” section below and elsewhere in this annual report and in our other reports on Forms 8-K, 10-Q and 10-K we file with the SEC from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

Operations and Products

Paperboard. Our principal manufacturing activity is the production of uncoated recycled paperboard, however, we do have one manufacturing facility that is used solely for the production of clay-coated recycled paperboard. In this manufacturing process, we reduce recovered fiber to pulp, clean and refine it and then process it into various grades of paperboard for internal consumption by our converting facilities or sale in the following four end-use markets:

•	Tube, core and composite containers

•	Folding cartons

•	Gypsum wallboard facing paper

•	Specialty paperboard products

We currently operate a total of 11 paperboard mills, including our 50% owned Premier Boxboard Limited, LLC joint venture (“Premier Boxboard”). These mills are located in the following states: Georgia, Indiana, Iowa, North Carolina, Ohio, South Carolina, Tennessee, Washington and Virginia.

In 2006, approximately 45% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 55% was sold to external customers and represented 27% of our 2006 sales of $989.9 million. Sales of unconverted paperboard to external customers as a percentage of total sales were as follows (excludes sales from the Premier Boxboard joint venture):

	Years Ended December 31,
End-Use Market	2004	2005	2006
Tube, core and composite containers	2%	2%	2%
Folding cartons	12%	13%	10%
Gypsum wallboard facing paper	4%	3%	4%
Specialty paperboard products (1)	11%	11%	11%

	29%	29%	27%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

Three of our paperboard mills operate specialty converting facilities that supply specialty converted and laminated products to the bookbinding, game, printing and furniture industries. We also operate a specialty converting facility that supplies die cut and foam laminated products and manufactures specialty paperboard products.

Recovered Fiber. We operate seven stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Our recovered fiber recycling and processing facilities sort and bale recovered fiber and then either transfer it to our mills for processing or sell it to third parties. Sales of recovered fiber to external customers accounted for 9%, 9% and 12% of our sales in 2004, 2005 and 2006, respectively.

Tube, Core and Composite Container. Our largest integrated converting operation is the production of tubes and cores. The principal applications of these products are textile cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 31 tube and core converting plants obtain approximately 86% of their paperboard needs from our paperboard mills and the remaining 14% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

We continually seek to expand our presence in the markets for more innovative tubes and cores, which require stronger paper grades, higher manufacturing skill and new converting technology. These markets include the yarn carrier and plastic film markets, cores used in certain segments of the paper industry and applications for the construction industry. We believe these markets offer growth potential, as well as potentially higher operating margins.

In addition to tube and core converting facilities, our tube, core and composite container division operates four facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube, core and related sales to external customers accounted for 32%, 32% and 31% of our total sales in 2004, 2005 and 2006, respectively.

Our tube, core and composite container segment also operates four facilities that produce composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. Composite container sales accounted for 5% of our sales to external customers in 2004, 2005 and 2006.

Folding Carton and Custom Packaging. We manufacture folding cartons and rigid set-up boxes at nine plants. During 2006, these plants obtained approximately 41% of their paperboard needs from our paperboard mills and the remaining 59% from other manufacturers. The paperboard purchased from other manufacturers is primarily paperboard grades not manufactured by our mill system. Our folding cartons and rigid set-up boxes are used principally as containers for paper goods, hardware, candy, sporting goods, frozen foods, dry food, film and various other industrial applications, including textile and apparel.

Folding carton and custom packaging sales accounted for 24% of our sales in 2004, 2005 and 2006, respectively.

Sales by Segment. Our consolidated sales for the year ended December 31, 2006 were $989.9 million. Our four business segments accounted for the following percentages of sales for that period:

•	Paperboard — 27%

•	Recovered fiber — 12%

•	Tube, core and composite container — 37%

•	Folding carton and custom packaging — 24%

Joint Ventures. We currently operate one joint venture with Temple-Inland, Inc. (“Temple-Inland”), Premier Boxboard, in which we own a 50% interest and manage the day-to-day operations. Premier Boxboard produces a lightweight gypsum facing paper along with containerboard grades. We believe that Premier Boxboard Limited is the lowest cost mill in the industry.

As of January 1, 2006, we had a 50% interest in Standard Gypsum, L.P. (“Standard Gypsum”), another joint venture with Temple-Inland that manufactured gypsum wallboard. Effective January 17, 2006, we sold our 50% interest in Standard Gypsum to Temple-Inland. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Off-Balance Sheet Arrangements Joint Venture Financings" and the notes to the consolidated financial statements included in Part II, Item 8 of this annual report.

Raw Materials.

Recovered fiber, derived from recycled paperstock, is the most significant raw material we use in our mill operations. Our paper board mills purchased approximately 96% of their recovered fiber requirements from our recovered fiber segment. We obtain the balance from a combination of other sources such as small waste collectors and waste collection businesses. Our recovered fiber segment sorts and bales recovered fiber and then either transfers it to our mills for processing or sell it to third parties. We also obtain recovered fiber from customers of our converting operations and from waste handlers and collectors who deliver loose recovered fiber to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own recovered fiber for our periodic collection.

We closely monitor our recovered fiber costs, which can fluctuate significantly and can materially affect our operating results due both to time lags in implementing responsive price increases and uncertainties regarding our ability to fully implement price increases in response to rising recovered fiber and other operating costs. See “Risk Factors — Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.” Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. One of these initiatives was to consolidate procurement of recovered fiber in order to maximize efficiency and leverage our scale. This initiative was completed during 2006, as mentioned above, and we are now purchasing approximately 96% of our recovered fiber requirements from our recovered fiber segment, as compared to 76% in 2005.

Energy Costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. In 2005, the average energy cost in our mill system was approximately $73 per ton and in 2006 it was $74 per ton, a 1.4% increase. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent on, and limited by dynamics such as pricing strategies of our competitors and contractual commitments that affect our ability to raise prices as quickly as our costs increase. For more information about our fluctuating energy costs, see “— Risk Factors — Our operating margins and cash flow may be adversely affected by rising energy costs.”

Product Distribution.

Some of our manufacturing and converting facilities have their own sales staff and maintain direct sales relationships with their customers while other facilities use a centralized sales staff. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 160 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

Customers.

We manufacture most of our converted products pursuant to customers’ orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of customers. We do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations. Sales to external customers located in foreign countries accounted for approximately 6.4%, 7.1% and 6.7% of our sales for 2004, 2005 and 2006, respectively.

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

Tube, core and composite containers. In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and Sonoco Products Company are the major competitors. On a national level, Sonoco is our largest competitor in the tube and core market. According to industry data, Sonoco had nearly half of the total tube and core market in the United States in 2006. We also compete with several regional companies and numerous small local companies in the tube and core market.

Folding Carton and Custom Packaging. The folding carton and custom packaging market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be stronger in particular geographic areas or market niches. In the markets served by our carton plants, the leading competitors are Graphic Packaging Inc., the Rock-Tenn Company and Altivity Packaging.

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

Specialty paperboard products. In our sales of specialty products and in sales of recycled paperboard to other manufacturers for the production of tubes, cores and composite containers, folding cartons and boxes and miscellaneous converted products (other than gypsum wallboard facing paper), we compete with a number of recycled paperboard manufacturers, including the Rock-Tenn Company, Smurfit-Stone Container Corporation and The Newark Group, Inc. We believe that none of our competitors are dominant in any of these markets.

Competitive Position.

Recovered fiber costs were slightly lower on average in 2006 as compared to 2005. Our average cost for recovered fiber per ton of recycled paperboard produced was approximately $103 during 2006, a 2.8% decrease from $106 per ton in 2005. Although no specific information is available about our competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber.

Our relatively low recovered fiber costs are also in part attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into their pulpers. In both 2006 and 2005, unbaled recovered fiber represented approximately 3% of our total recovered fiber purchases. We also use other fiber recovery methods, such as our small baler program, that result in lower recovered fiber costs.

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

In addition, under certain environmental laws, we can be held strictly liable if hazardous substances are found on real property we have owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. Although we are aware of issues regarding hazardous substances located at certain owned, operated or off-site facilities, in each case we believe that any possible liabilities will not have a material adverse effect on our business or financial position. See “— Risk Factors — We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.”

Employees.

As of the filing of this report, the 78 facilities we operate have approximately 4,190 employees, of whom approximately 3,220 are hourly and 970 are salaried. Approximately 1,240 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2007-2009. Although we consider our relations with our employees to be good, we can give no assurance that we will be able to renegotiate union contracts with terms satisfactory to us. Our union contracts that expire in 2007 cover approximately 239 of our hourly employees.

Executive Officers.

The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)

Michael J. Keough (55)	President and Chief Executive Officer; Director	President and CEO since 1/2005; Director since 10/2002; Senior Vice President and Chief Operating Officer 3/2002-2004.

Ronald J. Domanico (48)	Senior Vice President and Chief Financial Officer; Director

Senior Vice President and Chief Financial Officer since 1/2005; Director since 5/2006; Vice President and CFO 10/2002-12/2004; 2000-2002, Executive Vice President and Chief Financial Officer of AHL Services, Inc., a provider of marketing support services; 1997-2000, CFO, Nabisco International, a manufacturer and distributor of packaged foods; 1981-1997, Chief Financial Officer, Kraft, Inc., Northern Europe, a manufacturer and distributor of packaged foods.

William A. Nix, III (55)	Vice President, Treasurer and Chief Accounting Officer	Since 1/2005; 4/2001-2004 Vice President, Treasurer and Controller.

Thomas C. Dawson, Jr. (55)	Vice President, Mill Group	Vice President since 12/2003; employed with Caraustar Mill Group since 1973.

Steven L. Kelchen (49)	Vice President, Converted Products Group

Since 5/2006; 8/2004-2006 Vice President, Caraustar Custom Packaging Group; 2000-2004 Vice President, Regional Manager, Folding Cartons & Labels’ Smurfit Stone Container Corporation, a leading integrated manufacturer of paperboard and paper-based packaging.

Gregory B. Cottrell (49)	Vice President, Recovered Fiber Group	Since 10/2004; employed with Caraustar Recovered Fiber Group since 1994.

John R. Foster (61)	Vice President, Sales and Marketing	Since 9/1996.

Barry A. Smedstad (60)	Vice President, Human Resources and Public Relations	Since 1/1999.

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

Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.

Our primary raw material is recycled paper, which is known in our industry as “recovered fiber.” The cost of recovered fiber has, at times, fluctuated greatly because of factors such as shortages or surpluses created by market or industry conditions. Although we have historically raised the selling prices of our products in response to raw material price increases, sometimes raw material prices have increased so quickly or to such levels that we have been unable to pass the price increases through to our customers on a timely basis, which has adversely affected our operating margins. We cannot give assurance that we will be able to pass such price increases through to our customers on a timely basis and maintain our margins in the face of raw material cost fluctuations in the future.

More recently, we have announced price increases on our products to help offset increases in other operating costs as well, such as energy, freight, employee benefits and insurance. Although we seek to realize the full benefit of these announced price increases, our ability to do so is dependent on numerous factors, such as customer acceptance of these increases, pricing strategies of our competitors, and contractual commitments that may limit our ability to raise prices. For all these reasons, we may not be able to realize the full benefits of pricing increases that we announce and work to implement.

Our operating margins and cash flow may be adversely affected by rising energy costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs in 2006 remained essentially unchanged compared to 2005. In 2005, the average energy cost in our mill system was approximately $73 per ton and in 2006 it was $74 per ton, a 1.4% increase. In 2005, however, we experienced a 28.1% increase in energy costs compared to 2004. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent on, and limited by dynamics such as pricing strategies of our competitors and contractual commitments that affect our ability to raise prices as fast as our costs increase. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

Downturns in any of these sectors will result in decreased demand for our products. In particular, our business has been adversely affected in recent periods by the general slow-down in industrial demand and housing and construction. These conditions are beyond our ability to control, but have had, and will continue to have, a significant impact on our sales and results of operations.

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

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. In the current difficult operating climate facing our industry and our financial position, the pace of our acquisition activity, and accordingly, our revenue growth, has slowed significantly as we have focused on conserving cash and maximizing the productivity of our existing facilities. However, we expect to continue to evaluate and pursue acquisition opportunities strategically, subject to available funding and credit flexibility. Growth through acquisition involves risks, many of which may continue to affect us based on previous acquisitions. We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our senior credit facility and senior subordinated debt obligations impose limitations on our ability to make acquisitions or other strategic investments. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or have to do so on terms that we consider less favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements included in Part II, Item 8 of this annual report. Our substantial level of indebtedness, including our senior notes due in 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. We may also obtain additional long-term debt, increasing these risks. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including compliance with financial covenants;
•	increase our vulnerability to general, adverse economic and industry conditions;
•	limit our ability to obtain additional financing;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities, or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a possible competitive disadvantage compared to our competitors that have less debt;
•	adversely affect the value of our common stock; and
•	affect our viability as a going concern.

We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.

Compliance with the environmental requirements of international, federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. These regulations are complex, and our compliance with them can be affected by a myriad of factors, including rates of production, changes in applicable standards or interpretations, human error, equipment malfunction and other factors. From time to time, we have and may continue to find that we have inadvertently failed to meet specific regulations or standards despite our efforts to comply with them. Under environmental laws, we also can be held strictly liable if hazardous substances are found on real property we previously owned, operated or used as a disposal site. Despite our compliance efforts, risk of environmental liability is part of the nature of our business. We maintain and generate hazardous substances at some facilities, and although we do not believe that any related liabilities or remedial costs will be material, we cannot give assurance that environmental liabilities, including compliance and remediation costs, will not have a material adverse effect on our business. In addition, future events may lead to additional compliance or other costs that could have a material adverse effect on our business. Such future events could include changes in, or new interpretations of, existing laws, regulations or enforcement policies, discoveries of past releases, failure of indemnitors to fulfill their obligations, or further investigation of the potential health hazards of certain products or business activities.

Our industry is highly competitive and price fluctuations and volatility could diminish our sales volume and revenues.

The industry in which we operate is highly competitive. Our competitors include other large, vertically integrated paperboard, packaging and gypsum wallboard manufacturing companies, including National Gypsum Company, The Newark Group, Inc., the Rock-Tenn Company, Smurfit-Stone Container Corporation, Altivity Packaging, Sonoco Products Company and USG Corporation, along with numerous smaller paperboard and packaging companies. As a result of product substitution, we also compete indirectly with manufacturers of similar products using other materials. In addition, we face increasing competition from foreign paperboard and packaging producers as a result of the continued migration of U.S. manufacturing offshore to find lower labor cost and the emergence of new, foreign competitors in these countries. We also face competition due to product substitution such as flexible packaging. The industry in which we compete is particularly sensitive to price pressure, as well as other factors, including quality, service, innovation and design, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factors, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have access to greater resources. These companies may be able to adapt more quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close certain facilities, which could negatively affect our sales volume and revenues.

We have incurred and may incur additional material restructuring charges in the future, and we may not be successful in achieving the cost reductions contemplated by our recent and future restructuring activities.

Restructuring has been a primary component of our management’s strategy to address the decrease in demand resulting from secular trends and generally weak domestic economic conditions. Between 2001 and 2006, restructuring and impairment costs have totaled $228.6 million, of which approximately $194.9 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of transitioning of business within our mill and converting systems to other company facilities. Our restructuring efforts have been directed toward reducing costs through rationalization of manufacturing and converting facilities. However, we can give no assurance that the cost reductions contemplated by our recent and future restructuring activities will be achieved within the expected time frame, or at all. Any delays or failure in delivering products to our customers due to our facilities rationalization may result in order cancellations or termination of customer relationships, all of which could adversely impact our competitive position and would offset any cost savings we might have achieved. Restructurings involve numerous risks, such as the diversion of management and employee attention, disruptions in customer relationships, production and capacity, and execution risks. Although under current market conditions we expect that restructuring charges will continue to decline, we may continue to incur material restructuring charges in the future, which may exceed our expectations if market conditions change. The recognition of these restructuring charges can cause our reported financial results for a given period to differ materially from our own expectations and those of investors generally, and can accordingly cause the trading prices of our securities to fluctuate significantly depending on the degree to which investors consider these charges relevant in evaluating our financial results and prospects.

Significant disruptions to our operations may materially and adversely affect our earnings.

We operate approximately 78 mills and converting facilities in the United States and in certain foreign countries. Natural disasters, such as hurricanes, tornadoes, fires, ice storms, wind storms, floods and other weather conditions, unforeseen operating problems and other events beyond our control may adversely affect the operations of our mills and converting facilities, which in turn would materially and adversely affect our earnings. Any losses due to such events may not be covered by our existing insurance policies. In the event that an occurrence of a natural disaster affected multiple locations, this event could materially and adversely affect our earnings.

In addition, a significant percentage of our hourly employees are represented by labor unions, with all principal union contracts expiring between 2007 and 2009. Although we consider our relations with our employees to be good, we cannot provide any assurance that the union contracts will be renewed in a timely manner, on terms acceptable to us, or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

Our business is subject to changing regulation of corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common shares are publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. Our ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

The success of our business has become increasingly dependent on our ability to integrate computer technology into our operations. Complex computer systems have become indispensable to the timely processing of the volume of transactions generated by our daily operations. Our ability to obtain and service business depends on our ability to convey, internally and externally, accurate and timely information processed on these complex systems. We are in the process of replacing our core systems and reengineering our processes. These systems are very complex and interdependent and are critical to our success. Due to the extensive effort required to replace these systems and reengineer our processes, we are at risk for a system failure that could, among other problems, result in service interruptions or the production of incorrect data. Such system, process or programming failures, or the cumulative effect of such failures, including any resulting reliance upon information found to be inaccurate or unreliable, could result in the loss of existing customers, difficulty attracting new customers, problems in determining cost of production and establishing appropriate pricing, regulatory problems, increases in operating expenses and other material adverse consequences or material effects on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2006.

ITEM 2. PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities as of the filing of this report. Unless otherwise indicated, we own these facilities.

Type of Facility	Number of Facilities	Locations

PAPERBOARD

Paperboard Mills (1)	10	Austell, GA (Mill #1); Austell, GA (Mill #2); Austell, GA (Sweetwater); Tama, IA; Charlotte, NC; Cincinnati, OH; Taylors, SC; Chattanooga, TN; Richmond, VA; Tacoma, WA

Specialty Converting Plants	4	Austell, GA; Charlotte, NC; Mooresville, NC (leased); Taylors, SC

RECOVERED FIBER

Recovered Fiber Collection and Processing Plants (2)	7	Columbus, GA; Dalton, GA (leased); Doraville, GA; Charlotte, NC; Cleveland, OH; Hardeeville, SC; Texarkana, TX (leased)

TUBE, CORE AND COMPOSITE CONTAINER

Tube and Core Plants	31

Linden, AL; Crossett, AR; McGehee, AR (leased); Phoenix, AZ (leased); Kingston, Ontario, Canada; Scarborough, Ontario, Canada; Cantonment, FL; Palatka, FL; Austell, GA; Cedar Springs, GA; Dalton, GA; Beardstown, IL; Franklin, KY (leased); West Monroe, LA; Saginaw, MI; Corinth, MS; Asheville, NC; Kernersville, NC; Minerva, OH; Toledo, OH; Lancaster, PA (leased); Rock Hill, SC; Taylors, SC; Arlington, TX (leased); Silsbee, TX; Texarkana, TX; Salt Lake City, UT (leased); Franklin, VA; West Point, VA (leased); Weyers Cave, VA (leased); Tacoma, WA (leased)

Composite Container Plants	4	Orrville, OH; Saint Paris, OH (leased); Stevens Point, WI (leased); Covington, GA (leased)

Specialty Converting Plants	4	Austell, GA; Lancaster, PA (leased); Arlington, TX; Tacoma, WA (leased);

Plastics Plants	2	New Smyrna Beach, FL (leased); Union, SC

Special Services and Other Facilities	1	Kernersville, NC (leased)

Type of Facility	Number of Facilities	Locations

FOLDING CARTON AND CUSTOM PACKAGING

Carton Plants	9	Denver, CO; Versailles, CT; Burlington, NC; Charlotte, NC; Randleman, NC; Grand Rapids, MI; St. Louis, MO; Kingston Springs, TN; Chicago, IL (leased);

Special Services	3	Versailles, CT; Cleveland, OH (leased); Charlotte, NC

JOINT VENTURES

Paperboard Mill	1	Newport, IN (50% interest)

Recovered Fiber Facility	2	Los Angeles, CA (24.5% interest); Pinebrook, NJ (50% interest)

(1)	All of our paperboard mills produce uncoated recycled paperboard with the exceptions of our Tama, IA paperboard mill, which produces clay-coated recycled boxboard.
(2)	Recovered fiber collection and/or processing also occurs at all of our mill sites, all of our carton plants, and all of our tube and core plants.

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is currently a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $.10 par value (the “Common Shares”), are traded on the Nasdaq Global Market (“Nasdaq”) under the symbol CSAR. As of March 13, 2007, there were approximately 516 shareholders of record and, as of that date, we estimate that there were approximately 1,726 beneficial owners holding stock in nominee or “street” name and approximately 1,071 holders of shares in the Company’s 401(k) plan. The table below sets forth quarterly high and low stock prices during the years 2005 and 2006.

	2005		2006
	High	Low	High	Low
First Quarter	$17.00	$12.12	$12.08	$8.57
Second Quarter	13.95	8.12	10.75	7.60
Third Quarter	12.38	10.23	9.03	6.63
Fourth Quarter	11.38	8.53	11.00	7.00

The Company suspended dividend payments in 2002 and does not expect to distribute dividends until our cash flow performance improves. As described in Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

The following table sets forth all purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month for 2006.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under Plans or Programs
January 1 — January 31, 2006	181	$8.85	—	—
February 1 — February 28, 2006	—	—	—	—
March 1 — March 31, 2006	—	—	—	—
April 1 — April 30, 2006	—	—	—	—
May 1 — May 31, 2006	—	—	—	—
June 1 — June 30, 2006	—	—	—	—
July 1 — July 31, 2006	—	—	—	—
August 1 — August 31, 2006	—	—	—	—
September 1 — September 30, 2006	—	—	—	—
October 1 — October 31, 2006	—	—	—	—
November 1 — November 30, 2006	—	—	—	—
December 1 — December 31, 2006	—	—	—	—

Total	181	$8.85	—	—

(1)	These shares were surrendered by employees to satisfy the employee’s minimum withholding obligations in connection with the vesting of restricted common stock issued by the Company. The Company does not consider the purchase of shares from employees in this context to be pursuant to a publicly announced plan or program. The table excludes shares withheld from employees in “cashless exercises” to satisfy minimum tax withholding requirements and to pay the exercise price of options.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Summary of Operations
Sales	$989,918	$967,629	$968,001	$909,071	$862,399
Cost of sales	854,382	835,587	816,362	760,253	720,348
Selling, general and administrative expenses	127,491	129,826	128,187	139,906	129,180
Goodwill impairment	—	49,859	—	—	—
Restructuring and impairment costs	37,729	75,599	21,706	14,887	11,292
Gain on sale of real estate	—	—	10,323	—	—

Income (loss) from operations	(29,684)	(123,242)	12,069	(5,975)	1,579
Other (expense) income:
Interest expense	(25,913)	(41,961)	(42,160)	(43,905)	(38,115)
Interest income	3,829	2,629	948	1,026	1,652
Write-off of deferred debt costs	—	—	—	(1,812)	—
Equity in income of unconsolidated affiliates	5,613	37,043	25,251	8,354	2,488
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	—
Loss on redemption of senior subordinated notes	(10,272)	—	—	—	—
Other, net	82	482	(1,046)	207	130

	108,586	(1,807)	(17,007)	(36,130)	(33,845)

Income (loss) from continuing operations before income taxes and minority interest	78,902	(125,049)	(4,938)	(42,105)	(32,266)
Benefit (provision) for income taxes	(27,634)	29,722	1,414	15,021	11,223
Minority interest in (income) losses	(102)	273	(184)	196	235

Income (loss) from continuing operations	51,166	(95,054)	(3,708)	(26,888)	(20,808)
Income (loss) from discontinued operations before income taxes	(5,781)	(10,866)	(391)	(225)	4,488
Benefit (provision) for income taxes of discontinued operations	1,947	2,534	120	78	(1,600)

Income (loss) from discontinued operations	(3,834)	(8,332)	(271)	(147)	2,888

Net income (loss)	$47,332	$(103,386)	$(3,979)	$(27,035)	$(17,920)

Diluted weighted average shares outstanding	28,607	28,774	28,479	27,993	27,871
Diluted Per Share and Market Data
Income (loss) from continuing operations	$1.79	$(3.30)	$(0.13)	$(0.96)	$(0.80)
Income (loss) from discontinued operations	(.13)	(0.29)	(0.01)	(0.01)	0.16
Net income (loss)	1.66	(3.59)	(0.14)	(0.97)	(0.64)
Market price on December 31	8.09	8.69	16.82	13.80	9.48
Shares outstanding, December 31	29,084	28,786	28,753	28,222	27,907
Total Market Value of Common Stock	$235,290	$250,150	$483,625	$389,464	$264,558
Balance Sheet and Other Data
Cash and cash equivalents	$1,022	$95,152	$89,756	$85,551	$34,314
Property, plant and equipment, net	263,605	255,037	388,134	410,772	443,395
Depreciation and amortization	24,171	28,493	30,089	30,991	54,246
Capital expenditures	38,169	24,272	20,891	20,006	22,542
Total assets	624,275	859,132	959,705	960,255	990,333
Current maturities of long-term debt	5,830	85	80	106	70
Long-term debt, less current maturities	260,092	492,305	506,141	531,001	532,715
Shareholders’ equity	161,586	108,396	217,252	219,877	241,681
Total shareholders’ equity and debt	$427,508	$600,786	$723,473	$750,984	$774,466

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and operates a specialty converting operation. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube, core and composite container segment produces spiral and convolute-wound tubes, cores and cans. The folding carton and custom packaging segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 45% in 2006. The remaining 55% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture Premier Boxboard. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment and profitability, restructuring activities have become an important element of our strategy. The previous sales of our interest in Standard Gypsum and our corrugated box plant and partition businesses, as well as the recent sale of our two coated recycled paperboard mills and our specialty packaging businesses, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

We are a holding company that operates our business through 22 subsidiaries as of the date of this filing. We also own a 50% interest in a joint venture with Temple-Inland. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings” below.

Key Business Indicator and Trends

Historically, demand in our industry has been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube, core and composite containers segment), specifically. Demand tends to be cyclical in nature, with cycles lasting three to five years depending on gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume, revenue and profitability in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. Since 2002 our industry has improved but has not returned to historical levels of demand and capacity utilization. While we believe that future operating results may improve, we cannot ascertain when or to what extent this may occur.

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

Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 to 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to find lower labor cost and product substitution such as the replacement of paperboard carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. We expect the migration of U.S. manufacturing offshore and product substitution to continue, although at a slower rate, which could continue to negatively affect operating results. We further expect these trends to be somewhat offset by the improving domestic economy, increased market share and our own paperboard mill capacity reductions.

Industry Source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and 2006, restructuring and impairment costs have totaled $228.6 million, of which approximately $194.9 million have been noncash charges, see “Results of Operations 2006 — 2005” and “Results of Operations 2005 — 2004.” We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. Restructuring charges decreased in 2006 versus 2005 and we believe that future earnings and cash flows will be favorably impacted by our continued efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged approximately $106 and $103 during 2005 and 2006, respectively.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. In 2004, the average energy cost in our mill system was approximately $57 per ton compared to $73 per ton in 2005, a 28.1% increase. In 2006 energy costs averaged $74 per ton, an increase of 1.4% from 2005. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed increases in energy costs through to our customers. As the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “Risk Factors — Our operating margins may be adversely affected by rising energy costs.”

We raise our selling prices in response to increases in raw material and energy costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 1, “Risk Factors — Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.”

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial conditions and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information.

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments which have averaged less than 1% of sales for the years ended December 31, 2004, 2005 and 2006 are provided for in the same period as the related revenues are recorded and are determined based on historical experience or specific customer arrangements.

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. When we become aware of a customer whose financial viability is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for future shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for noncollectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2004, 2005 and 2006 was $3.1 million, $2.3 million and $2.2 million, respectively, and our provision for uncollectible accounts was $1.8 million, $270 thousand and $1.4 million for the years ending 2004, 2005 and 2006, respectively. The decline in our provision during 2005 primarily resulted from recoveries of previously reserved accounts. While our credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

Inventory. Inventories are carried at the lower of cost or market. Cost includes raw material (recovered fiber for paperboard products and paperboard for converted products), direct and indirect labor and employee benefits, energy and fuel, depreciation, chemicals, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. Inventory over six months old is generally deemed unsaleable at first quality prices unless customer arrangements or other special circumstances exist. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory; however, in 2004, 2005 and 2006, these write-offs, other than those related to specific customer bankruptcies, were insignificant.

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

In December 2005, we recognized certain impairment indicators related to our decision, at that time, to exit the coated recycled paperboard business. As a result, we retested our goodwill as of December 31, 2005 and recorded impairment charges of approximately $10.5 million in our paperboard segment and $39.3 million in our folding carton and custom packaging segment. The goodwill impairment recorded in our folding carton and custom packaging segment resulted from the expected loss of synergies that existed between the coated recycled paperboard business and the folding carton and custom packaging segment resulting from the proposed disposition of the coated recycled paperboard business at that time.

Our most recent annual goodwill impairment test was performed in November 2006 and did not result in any additional goodwill impairment. We believe that our remaining goodwill balance of $127.5 million as of December 31, 2006 is not impaired.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, then we must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference will be written off. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and results of operations.

Impairment charges of $13.1 million, $85.6 million and $28.7 million related to property, plant and equipment were recorded in 2004, 2005 and 2006, respectively. Of these amounts $406 thousand, $11.7 million and $100 thousand were recorded in discontinued operations during 2004, 2005 and 2006, respectively. During 2005 and 2006, respectively, approximately $75.4 million and $16.9 million of the impairments were related to the disposition of the Sprague, Connecticut and Rittman, Ohio coated paperboard mills. The assets impaired include real estate and machinery and equipment related to operations that permanently closed in conjunction with our restructuring activities, discontinued businesses and routine asset disposals. The charges represent the difference between the carrying value of the assets and the estimated fair value. Fair value for assets held for sale as of December 31, 2005 were estimated based on considerations of preliminary indication of values from potential buyers, supported by industry multiples of earnings before interest, taxes and depreciation, discounted cash flows, and broker’s opinions of value for real estate. Real estate held for sale as of December 31, 2006 of $2.5 million is recorded as a component of other current assets.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers’ compensation liability is estimated based on actual claims as established by a third-party administrator, increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid and discounted to present value, represents the liability that we record in our financial statements. The primary controllable driver of our workers’ compensation liability is the loss development factor that estimates the amount to which one dollar in actual claims incurred will ultimately grow over the life of the claim, which may be several years. A 10.0% increase in the loss development factors utilized for 2006 would have resulted in a $368 thousand increase in workers’ compensation expense and accrued liability at December 31, 2006. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor of 37 days. The lag factor represents an estimate of the number of days based on historical experience that claims have been incurred but not yet reported and, therefore, should be recorded as a liability. A 10.0% increase in the lag factor would have resulted in a $211 thousand increase in our healthcare costs and accrued liability at December 31, 2006. Future actual costs related to self-insured coverages will depend on claims incurred, medical cost trends which have increased in recent years, safety performance, and various other factors related to our employee population, which has decreased in recent years. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

At December 31, 2006 and 2005, we had net federal and state deferred tax assets related to net operating losses of $22.2 million and $53.4 million, respectively. At December 31, 2006 and 2005 we established valuation allowances of $15.8 million and $12.0 million for a portion of these deferred tax assets, respectively. For additional information, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this annual report.

Pension and Other Postretirement Benefits. We maintain a noncontributory, defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. During September 2005, we contributed $13.1 million to the Pension Plan and there were no contributions made in 2004. No contribution was required or made during 2006. Based on our current estimate of future funding requirements, we expect to make contributions between $13.4 million and $16.7 million during 2007.

In September 2004, we announced the suspension of any further pension benefits for certain employees covered by the Pension Plan. The suspension was effective as of December 31, 2004 and froze the accrued pension benefits for employees not subject to a collective bargaining agreement and employees who do not qualify for continued benefits based on years of service and age requirements. The curtailment reduced our December 31, 2004 projected benefit obligation by $3.9 million and increased 2004 pension expense by $97 thousand.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP was unfunded at December 31, 2006.

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

	SERP		Pension Plan
	2005	2006	2005	2006
Weighted average discount rate	5.75%	5.85%	5.75%	6.05%
Weighted average rate of compensation increase	4.00%	4.00%	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	SERP			Pension Plan
	2004	2005	2006	2004	2005	2006
Weighted average discount rate	6.25%	5.75%	5.75%	6.25%	5.75%	5.75%
Weighted average expected rate of return on plan assets	N/A	N/A	N/A	9.00%	8.50%	8.50%
Weighted average rate of compensation increase	3.00%	3.00%	4.00%	3.00%	3.00%	3.00%

In developing the weighted average discount rate, we evaluated input from our actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was 6.05% and 5.75% at December 31, 2006 and 2005, respectively. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from our actuaries, we concluded that a discount rate of 6.05% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2006 projected benefit obligation of approximately $4.2 million and estimated 2006 net pension expense of approximately $503 thousand.

In developing our weighted average expected rate of return on plan assets, we evaluated such criteria as return expectations by asset class and long-term inflation assumptions. Our expected weighted average rate of return is based on an asset allocation assumption of approximately 51% equity, 30% fixed income and 19% investment in a portfolio of hedge funds. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As a result of this analysis, we concluded that the expected weighted average rate of return of 8.5% for December 31, 2005 should remain the same for December 31, 2006. A 0.25% change in the weighted average expected rate of return would change estimated 2006 net pension expense $300 thousand.

No contribution was required or made in 2006, however, based on our current estimate of future fund requirements, we expect to make contributions between $13.4 million and $16.7 million during 2007. Although no contribution was required in 2005, we contributed $13.1 million in the third quarter of 2005. Primarily as a result of higher investment returns and a lower discount rate, the under-funded status of our Pension Plan and the SERP decreased by approximately $7.6 million in 2006. We believe the change in our mortality assumptions is more representative of the Plan’s participant demographics. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

We also provide postretirement medical benefits at certain of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $178 thousand, $503 thousand and $571 thousand for the years ended December 31, 2004, 2005 and 2006, respectively. The accumulated postretirement benefit obligations at December 31, 2005 and 2006 were determined using a weighted average discount rate of 5.65% and 5.90%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 9.0% in 2007, decreasing to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $624 thousand and $530 thousand, respectively and this would have increased or decreased net periodic postretirement benefit cost by approximately $40 thousand and $34 thousand, respectively, for the year ended December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158

requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the employer’s fiscal year-end balance sheet date, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions of SFAS No. 158 were effective for our fiscal year ended December 31, 2006. See Note 11 to the consolidated financial statements in Part II, Item 8 of this annual report for the impact of adoption of SFAS No. 158.

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly affect depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet.

Results of Operations 2005 — 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Years Ended December 31,		Change	% Change
	2005	2006
Paperboard volume by end-use market (tons in thousands):
Tube, core and composite container market
Volume shipped to internal converters	277.1	272.3	(4.8)	(1.7)%
Mill volume shipped to external customers	46.7	52.5	5.8	12.4%

Total	323.8	324.8	1.0	0.3%
Folding carton market
Volume shipped to internal converters	161.3	156.1	(5.2)	(3.2)%
Mill volume shipped to external customers	242.6	190.5	(52.1)	(21.5)%

Total	403.9	346.6	(57.3)	(14.2)%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	80.2	88.7	8.5	10.6%
Specialty paperboard products market
Volume shipped to internal converters	86.3	97.7	11.4	13.2%
Mill volume shipped to external customers	166.9	140.9	(26.0)	(15.6)%
Volume related to discontinued operations	16.2	2.4	(13.8)	(85.2)%

Total	269.4	241.0	(28.4)	(10.5)%

Total paperboard volume	1,077.3	1,001.1	(76.2)	(7.1)%
Total paperboard volume excluding discontinued operations	1,061.1	998.7	(62.4)	(5.9)%

Paperboard volume by reporting segment (in thousands):

Paperboard	577.8	534.5	(43.3)	(7.5)%
Tube, core and composite container market	322.0	308.1	(13.9)	(4.3)%
Folding carton and custom packaging	161.3	156.1	(5.2)	(3.2)%
Volume related to discontinued operations	16.2	2.4	(13.8)	(85.2)%

Total paperboard volume	1,077.3	1,001.1	(76.2)	(7.1)%

Paperboard Volume. Total paperboard volume from continuing operations for the year ended December 31, 2006, decreased 5.9% to 998.7 thousand tons from 1,061.1 thousand tons for the same period in 2005. Tons sold from paperboard mill production decreased 9.2% in 2006. The total volume of paperboard converted was essentially unchanged with only a slight increase of 0.3% for the year ended December 31, 2006.

Total paperboard volume decreased due to a decrease in sales of unconverted paperboard to the folding carton and the specialty paperboard products end-use markets, combined with lower converted volume in the tube, core and composite container and the folding carton and custom packaging segments. These decreases were partially offset by higher sales of unconverted paperboard to the tube, core and composite container and the gypsum wallboard facing paper markets as well as higher sales of converted paperboard to the specialty paperboard market.

Sales. Our consolidated sales for the year ended December 31, 2006, increased by 2.3% to $989.9 million from $967.6 million for the same period in 2005. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2005	2006
Paperboard	$278,655	$270,015	$(8,640)	(3.1)%
Recovered fiber	86,180	117,336	31,156	36.2%
Tube, core and composite container	373,766	367,405	(6,361)	(1.7)%
Folding carton and custom packaging	229,028	235,162	6,134	2.7%

Total	$967,629	$989,918	$22,289	2.3%

Paperboard Segment

Sales for the paperboard segment decreased due to lower volume which accounted for $27.9 million of the decrease and was primarily due to the disposition of our Rittman and Sprague coated paperboard mills. This decrease was partially offset by higher selling prices in our uncoated paperboard operations which accounted for an estimated increase of $19.3 million in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume and selling prices. The increased volume was primarily due to increased sales to our 50% owned joint venture, Premier Boxboard, which accounted for approximately $29.3 million of the $31.2 million increase.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased primarily due to lower volume, as a result of soft industry conditions, which accounted for a decrease of $20.8 million. This decrease was partially offset by higher tube, core and composite container selling prices which accounted for an estimated increase of $13.9 million in sales.

Folding Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment increased primarily due to $20.0 million in sales from the Carolina Carton plant which was acquired from Sonoco Products Company on December 31, 2005. This increase in sales was partially offset by lower volume of approximately $14.7 million resulting from closing and consolidating operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the year ended December 2006, increased $18.8 million from $835.6 million in 2005 to $854.4 million in 2006. This increase was primarily due to the following factors:

•	Higher recovered fiber costs of approximately $20.8 million due to higher volume in the recovered fiber segment.
•	Higher freight costs of $5.4 million.
•	Higher energy and fuel costs of $6.7 million in the paperboard segment.
•	Higher employee labor and benefit costs of $3.9 million in the paperboard segment.
•	Higher direct material costs of $4.9 million in the folding carton and custom packaging segment primarily due to higher sales.
•	Higher repairs and maintenance expense of $4.3 million in the paperboard segment.
•	Higher other manufacturing costs of $4.1 million in the folding carton and custom packaging segment primarily due to accelerated depreciation expenses related to plant closures.
•	Higher direct material costs of $2.1 million in the paperboard segment primarily due to higher volume.
•	Higher labor costs of $1.4 million in the folding carton and custom packaging segment.
•	Accelerated depreciation expense of approximately $1.1 million in the paperboard segment related to a mill closure.

These factors were partially offset by the following improvements:

•

Lower direct materials costs, energy and fuel costs, depreciation expense, and other manufacturing costs of approximately $27.6 million in the paperboard segment primarily due to the disposition of the Rittman and Sprague coated paperboard mills in 2006.

•	Lower direct material costs of $4.9 million in the tube, core and composite container segment primarily due to lower volume.
•

Lower indirect labor costs and employee benefit expenses of $2.8 million in the tube, core and composite container segment primarily due to lower workers compensation expenses and lower group health costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006, decreased by 1.8% to $127.5 million from $129.8 million for the same period in 2005. This decrease was primarily due to the following factors:

•

Elimination of approximately $4.0 million in selling, general and administrative expenses in the paperboard segment due to ceasing manufacturing operations at the Rittman, Ohio mill and the divestiture of the Sprague, Connecticut coated mill.

•	Lower expenses in the information technology department of $2.8 million primarily due to lower employee salaries expenses, equipment lease expenses, and outside professional services costs.

These factors were partially offset by the following expenses:

•	An expense of $1.2 million related to the settlement of a patent infringement dispute in 2006.
•	Higher accounts receivable reserve expense of $1.0 million in the recovered fiber segment.
•	A $1.0 million increase in equity-based compensation expense.
•	A $900 thousand increase in expenses related to the implementation of an enterprise resource planning software system.
•	An expense of $500 thousand for deferred compensation related to the retirement of an officer of the company.

Restructuring and Impairment Costs. For the year ended December 31, 2006, we incurred charges totaling $37.7 million for restructuring and impairment costs. Of this total, approximately $28.6 million was for impairment of assets, $5.7 million for severance and other termination benefits, and $3.4 million for other exit costs. During 2006 we made payments of $4.7 million for severance and other termination benefits and $4.3 million for other exit costs. For the year ended December 31, 2005, we incurred charges totaling $75.6 million for restructuring and impairment costs. Included in this total were $640 thousand in severance and other termination benefit costs, $1.0 million in other exit costs, and $74.0 million of impairment costs related primarily to the disposition of two of our coated recycled paperboard facilities. These restructuring plans are a component of management’s strategy to match supply with market demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Loss From Operations. Loss from operations for the year ended December 31, 2006, was $29.7 million, an improvement of $93.6 million compared with an operating loss of $123.2 million reported for the same period in 2005. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2005	2006
Paperboard	$(70,102)	$(10,948)	$59,154	(84.4)%
Recovered fiber	253	4,381	4,128	1631.6%
Tube, core and composite container	6,700	5,936	(764)	(11.4)%
Folding carton and custom packaging	(36,812)	(4,329)	32,483	(88.2)%
Corporate expense	(23,281)	(24,724)	(1,443)	6.2%

Total	$(123,242)	$(29,684)	$(93,558)	(75.9)%

Paperboard Segment

Loss from operations improved primarily due to the following factors:

•	Lower restructuring costs of $53.8 million.
•	Approximately $11.5 million of the improvement was related to the disposition of the Rittman and Sprague coated paperboard mills.
•	Higher selling prices in the paperboard segment accounted for $12.0 million.

These factors were partially offset by the following costs in the paperboard segment’s uncoated paperboard group:

•	Higher energy and fuel costs of $6.7 million.
•	Higher repair and maintenances costs of $4.3 million.
•	Higher employee labor and benefit costs of $3.9 million.
•	Lower volume reduced income from operation by an estimated $1.8 million.
•	Accelerated depreciation expense of approximately $1.1 million related to a mill closure.

Recovered Fiber Segment

Income from operations increased primarily due to higher volume. This improvement, however, was partially offset by $1.0 million of higher accounts receivable reserve expense.

Tube, Core and Composite Container Segment

Income from operations decreased primarily due to the following factors:

•	Higher restructuring costs of approximately $3.0 million.
•	Lower volume reduced income from operation by an estimated $2.8 million.
•	A $1.2 million expense associated with the settlement of a patent infringement dispute in 2006.
•	Higher freight costs and repair and maintenance costs of $2.1 million.

These factors were partially offset by higher selling prices which improved income from operations by approximately $8.5 million.

Folding Carton and Custom Packaging Segment

Loss from operations improved primarily due to lower restructuring costs of approximately $36.8 million. This improvement was partially offset by higher accelerated depreciation expense of $3.3 million related to plant closures and a $1.2 million reversal of a reserve in the second quarter of 2005 related to the subsequent collection from a customer that filed Chapter 11 bankruptcy in 2004.

Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2006 and 2005 was $3.8 million and $8.3 million, respectively. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the years ended December 31, 2006 and 2005 was approximately $25.9 million and $42.0 million, respectively. The decrease was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. We recorded a $10.3 million loss in the second quarter of 2006 related to this debt redemption. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Gain on Sale of Interest in Standard Gypsum, L.P. On January 17, 2006, we sold our 50% membership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

Equity in Income of Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $5.6 million for the year December 31, 2006, a decrease of $31.4 million in equity in income from unconsolidated affiliates of $37.0 million in the same period in 2005. This decrease was primarily due to the sale of our interest in Standard Gypsum, a joint venture with Temple-Inland, whereby, effective January 1, 2006, we were no longer entitled to earnings or distributions from Standard Gypsum; this accounted for approximately $28.6 million of the $31.4 million decrease.

Benefit (Provision) for Income Taxes. The effective rate of income tax expense on continuing operations for the year ended December 31, 2006 was 35.0% compared with an income tax benefit of 23.8% for the same period in 2005. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. In addition, the income tax benefit for the year ended 2005 includes tax expense of $2.0 million related to an increase in the valuation allowance for state net operating losses resulting from a change in Ohio tax law. The 2005 tax benefit was also affected by the write-off of nondeductible goodwill. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Net Income. Due to the factors discussed above, net income for the year ended December 31, 2006 was $47.3 million, or $1.66 net income per common share, compared to a net loss of $103.4 million, or $3.59 net loss per common share, for the same period in 2005.

Results of Operations 2004 — 2005

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Years Ended December 31,		Change	% Change
	2004	2005
Paperboard volume by end-use market (tons in thousands):
Tube, core and composite container market
Volume shipped to internal converters	291.9	277.1	(14.8)	(5.1)%
Mill volume shipped to external customers	46.9	46.7	(0.2)	(0.4)%
Volume related to discontinued operations	0.0	0.0	0.0	0.0%

Total	338.8	323.8	(15.0)	(4.4)%
Folding carton market
Volume shipped to internal converters	168.0	161.3	(6.7)	(4.0)%
Mill volume shipped to external customers	238.3	242.6	4.3	1.8%
Volume related to discontinued operations	0.0	0.0	0.0	0.0%

Total	406.3	403.9	(2.4)	(0.6)%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	101.0	80.2	(20.8)	(20.6)%
Specialty paperboard products market
Volume shipped to internal converters	87.9	86.3	(1.6)	(1.8)%
Mill volume shipped to external customers	162.6	166.9	4.3	2.6%
Volume related to discontinued operations	15.6	16.2	0.6	3.8%

Total	266.1	269.4	3.3	1.2%

Total paperboard volume	1,112.2	1,077.3	(34.9)	(3.1)%
Total paperboard volume excluding discontinued operations	1,096.6	1,061.1	(35.5)	(3.2)%

Paperboard volume by reporting segment (in thousands):

Paperboard	591.8	577.8	(14.0)	(2.4)%
Tube, core and composite container market	336.8	322.0	(14.8)	(4.4)%
Folding carton and custom packaging	168.0	161.3	(6.7)	(4.0)%
Volume related to discontinued operations	15.6	16.2	0.6	3.8%

Total paperboard volume	1,112.2	1,077.3	(34.9)	(3.1)%

Paperboard Volume. Total paperboard volume from continuing operations for the year ended December 31, 2005, decreased 3.2% to 1,061.1 thousand tons from 1,096.6 thousand tons for the same period in 2004. Tons sold from paperboard mill production decreased 2.4% in 2005. The total volume of paperboard converted decreased 4.2% for the year ended December 31, 2005.

Total paperboard volume decreased primarily due to a decrease in sales of unconverted paperboard to the gypsum wallboard facing paper market. Lower gypsum wallboard facing paper sales were due to an equipment upgrade at our Sweetwater mill which temporarily decreased production. In addition, certain volume was transferred to our 50%-owned, unconsolidated Premier Boxboard mill. Lower converted sales to the tube, core and composite container, the folding carton, and the specialty paperboard markets also contributed to the decline. These decreases were partially offset by higher sales of unconverted paperboard to the folding carton and the specialty paperboard markets.

Sales. Our consolidated sales for the year ended December 31, 2005 were essentially unchanged, decreasing by only $372 thousand to $967.6 million from $968.0 million in 2004. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2004	2005
Paperboard	$282,002	$278,655	$(3,347)	(1.2)%
Recovered fiber	82,373	86,180	3,807	4.6%
Tube, core and composite container	368,604	373,766	5,162	1.4%
Folding carton and custom packaging	235,022	229,028	(5,994)	(2.6)%

Total	$968,001	$967,629	$(372)	(0.0)%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to the following factors:

•	Lower sales of approximately $11.1 million due to the June 2004 divestiture of our chemical sales operation combined with the closure of our puzzle operations.
•	Lower volume accounted for approximately $6.6 million of the decrease.

These factors were partially offset by higher selling prices which accounted for an estimated $14.5 million increase in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher volume which accounted for approximately $6.5 million of the increase partially offset by lower selling prices which accounted for a $3.8 million decrease in sales.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment increased primarily due to higher tube and core selling prices which accounted for approximately $17.5 million of the increase.

This increase was partially offset by the following factors:

•	Lower volume accounted for an approximate $7.7 million decrease in sales.
•	Lower volume for forming sales and other products accounted for an approximate $4.9 million decrease in sales.

Folding Carton and Custom Packaging Segment

Sales for the folding carton and custom packaging segment decreased primarily due to a volume decrease of approximately $5.9 million primarily as a result of ending a relationship with a significant customer with low margins and high credit risk.

Cost of Sales. Cost of sales for 2005 increased $19.2 million from $816.4 million in 2004 to $835.6 million in 2005. This increase was primarily due to the following factors:

•	Higher freight costs of $8.7 million.
•	Higher other manufacturing costs of approximately $8.4 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.
•	Higher energy and fuel costs in the paperboard segment of approximately $12.0 million.
•	Higher pension and other employee costs of approximately $3.0 million.
•	Higher repair and maintenance costs in the paperboard segment of approximately $2.4 million.
•	Accelerated depreciation expense of approximately $1.1 million related to the closure of the Palmer carton plant in 2005.

These factors were partially offset by the following improvements:

•	Lower cost of sales of approximately $10.6 million due to the divestiture of our chemical sales operation and the closure of our puzzle operations in 2004.
•	Lower cost of sales of approximately $5.4 million driven by lower volume in our carton segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million from $128.2 million in 2004 to $129.8 million in 2005. This increase was primarily due to the following factors:

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

These factors were partially offset by the following improvements:

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

•	Elimination of approximately $1.8 million in expenses in the carton segment related to the closure of our Charlotte, North Carolina carton plant in 2004.
•	Expense of approximately $1.6 million in 2004 related to the vesting of performance accelerated restricted stock.

Goodwill Impairment. For the year ended December 31, 2005, we recorded a goodwill impairment charge of approximately $49.8 million. Of this amount, approximately $10.5 million was recorded in our paperboard segment and was related to our decision to exit the coated recycled paperboard business. The remaining $39.3 million was recorded in our folding carton and custom packaging segment. The goodwill impairment recorded in our folding carton and custom packaging segment resulted from the loss of synergies that existed between the coated recycled paperboard business and the folding carton and custom packaging segment resulting from the proposed disposition of the coated recycled paperboard business at that time.

Restructuring and Impairment Costs. For the year ended December 31, 2005, we recorded charges totaling $75.6 million for restructuring and impairment costs. Included in this total were $640 thousand in severance and other termination benefit costs, $1.0 million in other exit costs, and $74.0 million of impairment costs related primarily to the disposition of two of our coated recycled paperboard facilities. For the year ended December 31, 2004, we recorded charges totaling $21.7 million for restructuring and impairment costs. Included in this total were $4.6 million in severance and other termination benefit costs, $4.4 million in other exit costs, and $12.7 million in asset impairment charges. Approximately $8.8 million of the $12.7 million in asset impairment charges was related to the permanent closure of our No. 2 coated recycled paperboard machine at our Rittman, Ohio facility. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to our restructuring plans and the associated costs.

Income (loss) from operations. Loss from operations for 2005 was $123.2 million, a decrease of $135.3 million compared with income from operations of $12.1 million in 2004. The following table presents income (loss) from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2004	2005
Paperboard	$26,581	$(70,102)	$(96,683)	(363.7)%
Recovered fiber	3,897	253	(3,644)	(93.5)%
Tube, core and composite container	11,318	6,700	(4,618)	(40.8)%
Folding carton and custom packaging	(6,519)	(36,812)	(30,293)	(464.7)%
Corporate expense	(23,208)	(23,281)	(73)	0.3%

Total	$12,069	$(123,242)	$(135,311)	N/A

Paperboard Segment

Income from operations decreased primarily due to the following factors:

•	Higher restructuring costs of approximately $81.8 million resulting from the decision to dispose of the Rittman and Sprague coated paperboard operations.
•	A gain on sale of real estate of $10.3 million was recorded in July 2004 related to the sale of our Chicago paperboard mill which was permanently closed in January 2001.
•	Higher energy and fuel costs of approximately $12.0 million.
•	Higher pension and other employee costs of approximately $3.9 million.
•	Higher other manufacturing costs of approximately $2.1 million. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.
•	Higher freight costs of approximately $3.4 million.
•	Higher repair and maintenance costs of approximately $2.4 million.
•	Higher selling and general administrative expenses of approximately $700 thousand.

These factors were partially offset by the following improvements:

•	Higher selling prices improved operating results approximately $14.5 million.
•	Lower selling, general and administrative expenses of approximately $2.3 million due to divested facilities.

Recovered Fiber Segment

Income from operations decreased primarily due to higher freight costs of approximately $2.2 million and higher other operating costs of approximately $2.2 million. These factors were partially offset by lower restructuring and impairment costs of approximately $400 thousand.

Tube, Core and Composite Container Segment

Income from operations decreased primarily due to the following factors:

•

Higher other manufacturing costs accounted for approximately $3.4 million of the decrease. These cost increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.

•	Lower tube and core volume accounted for approximately $3.6 million of the decrease.
•	Higher pension and other employee costs accounted for approximately $2.7 million of the decrease.
•	Lower forming tube and other product sales volume and selling prices accounted for approximately $2.3 million of the decrease.
•	Higher freight costs accounted for approximately $2.4 million of the decrease.

These factors were partially offset by the following improvements:

•	Higher selling prices, partially offset by higher paperboard costs, increased income from operations by approximately $11.1 million.

Folding Carton and Custom Packaging Segment

Loss from operations increased primarily due to the following factors:

•	Goodwill of approximately $39.3 million was impaired resulting from lost synergies in the carton segment due to our decision to exit the coated recycled paperboard operations.
•	Higher direct material costs of approximately $1.2 million. These costs increases were primarily driven by the increase in petroleum based products used in various manufacturing processes.
•	Accelerated depreciation expense of $1.1 million related to the closure of our Palmer, MA carton plant in 2005.

These factors were partially offset by the following improvements:

•	Lower restructuring costs of approximately $5.0 million.
•	Improved operating results due to closing and consolidating operations and related cost reductions of $4.5 million.
•	Higher selling prices combined with the disposition of less profitable customers improved operating results by $2.0 million.

Other Income (Expense). Interest expense for the years ended 2005 and 2004 was approximately $42.0 million and $42.2 million, respectively. Interest income increased $1.7 million in 2005 primarily due to higher cash balances.

Equity in income from unconsolidated affiliates was $37.0 million in 2005, an improvement of $11.8 million over 2004. This increase was due to a $7.9 million improvement in operating results for Standard Gypsum. The improved results were due primarily to an increase in selling prices and volume partially offset by higher freight and distribution costs. Premier Boxboard’s results improved $4.1 million in 2005 compared to 2004 primarily due to higher volume and selling prices.

Benefit for income taxes. The effective rate of income tax benefit on continuing operations for the years ended December 31, 2005 and 2004 was 23.8% and 28.6%, respectively. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Discontinued operations. The loss from discontinued operations for the years ended December 31, 2005 and 2004 was $8.3 million and $271 thousand, respectively. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

Net Loss. Due to the factors discussed above, net loss for 2005 was $103.4 million, or $3.59 net loss per common share, compared to net loss of $4.0 million, or $0.14 net loss per common share, in 2004.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “Risk Factors” in Part I, Item 1A. At December 31, 2006 we had $1.0 million of cash on hand and $38.8 million borrowing availability under our senior credit facility. We believe that our cash on hand together with our borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next 12 months. However, it is likely that we will refinance our $200.0 million outstanding senior notes due in June 2009. We are evaluating various refinancing alternatives. If we are unable to generate cash at projected levels, our ability to generate cash sufficient to meet our long-term requirements is uncertain. Some of the factors that could affect our future ability to generate cash from operations are as follows:

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

The occurrence, continuation or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain additional funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Our ability to secure additional funds could also be materially adversely affected by our substantial indebtedness. Additional risks related to our substantial indebtedness are discussed in Part I, Item 1A of this annual report under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.”

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility during 2006. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1A, “Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods”),we believe we will be in compliance with our covenants under the senior credit agreement for the next 12 months.

Borrowings. At December 31, 2005 and December 31, 2006, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	December 31, 2005	December 31, 2006
Senior credit facility-revolver	$—	$5,000
Senior credit facility-term loan	—	31,111
9 7/8% senior subordinated notes	257,500	—
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	4,955	8,200
Realized interest rate swap gains (2)	11,185	2,861

Total debt	$492,390	$265,922

(1)	At December 31, 2005, industrial bonds of $4.7 million (the Sprague bonds) were included in current liabilities of discontinued operations and, therefore, are not reflected in the above schedule for the period ended December 31, 2005. In accordance with the Sprague sale agreement, which was executed in the third quarter of 2006, the Sprague bonds were retained by the Company and, therefore, have been included in the above schedule as of December 31, 2006.
(2)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

As of December 31, 2005, our senior credit facility provided for a revolving line of credit of $75.0 million and was secured primarily by a first priority security interest in our accounts receivable and inventory. The facility included a subfacility of $50.0 million for letters of credit, the usage of which reduced availability under the facility. As of December 31, 2005, no borrowings were outstanding under the facility; however, an aggregate of $37.5 million in letter of credit obligations were outstanding. Availability under this facility at December 31, 2005 was limited to $37.5 million after taking into consideration the outstanding letter of credit obligations.

As of December 31, 2005, borrowings under the facility bore an interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of between (0.25%) and 0.25% or (2) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 2.00%, with the applicable margin to be set based on our levels of available cash. The undrawn portion of the facility was subject to a facility fee at an annual rate of 0.375%. Outstanding letters of credit were subject to an annual fee equal to the applicable margin for LIBOR based loans. At December 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR based borrowings was 1.50%.

On March 30, 2006, we amended our senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory and equipment. Our domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At December 31, 2006 we had $31.1 million outstanding under the five-year term loan and $5.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $38.8 million at December 31, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

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

On June 1, 1999, we issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% Senior notes are unsecured obligations. As of December 31, 2006, we have purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, we issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. The publicly traded senior subordinated notes were, and the senior notes are, unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries.

During 2004 and 2005, we purchased $20.0 million and $7.5 million, respectively, of senior subordinated and senior notes in the open market. On May 1, 2006, we redeemed our outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. We used proceeds from borrowings at closing under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss, which was recognized in May of 2006.

We have certain obligations and commitments to make future payments under contracts, such as long-term debt and lease agreements. See “— Contractual Obligations” below and the notes to the consolidated financial statements, which detail these future obligations and commitments.

Interest Rate Swap Agreements. Historically, we have used interest rate swaps to effectively convert our fixed rate debt obligations into variable rate obligations. This strategy has been employed in order to effect an optimal balance between fixed rate and variable rate obligations since, historically, variable rate debt obligations are lower cost than fixed rate debt. During 2004 and 2005 we entered into several interest rates swaps and then unwound those swaps opportunistically for a gain. These gains provided cash to us upon unwinding and lowered our interest expense over the remaining duration of the related debt obligation. During 2006 we did not enter into any interest rate swap agreements.

Off-Balance Sheet Arrangements — Joint Venture Financings. On January 17, 2006 we completed the sale of our 50% interest in our joint venture Standard Gypsum to the joint venture’s other 50% partner, Temple- Inland, for $150.0 million in cash and eliminated our guaranty and letter of credit support obligations with respect to Standard Gypsum’s debt. As a result of this sale, we no longer have any support obligation with respect to our half of Standard Gypsum’s debt, which was $28.1 million as of December 31, 2005, and we ceased to be entitled to any distributions from Standard Gypsum for all periods subsequent to January 1, 2006. We provided certain environmental indemnification not to exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard Gypsum joint venture on April 1, 1996. This indemnification will terminate January 17, 2011. We did not record a liability related to this indemnification since the probability of an asserted claim was considered remote.

As of December 31, 2006 we owned a 50% interest in one joint venture, Premier Boxboard LLC, with Temple-Inland. Because we account for the interest in this joint venture under the equity method of accounting, the indebtedness of the joint venture is not reflected in the liabilities included on our consolidated balance sheets. Premier Boxboard is a low-cost recycled paperboard mill that produces a lightweight gypsum facing paper along with containerboard grades. See Note 6 to our consolidated financial statements in Part II, Item 8 of this annual report for summarized financial information for this joint venture.

Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that we and our joint venture partner are required to make. Premier Boxboard generated sufficient cash flow in 2006 to distribute $8.0 million to us and $8.0 million to our joint venture partner. Based on the 2006 cash flows and expected future cash flows, we do not expect Premier Boxboard to require external funding in the foreseeable future. However, if Premier Boxboard were to require additional funding, our liquidity could be adversely affected. In addition, if we and our joint venture partner were unable to adequately satisfy Premier Boxboard’s funding requirements, its operations, and accordingly, our interest in it, could be adversely affected.

In addition, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by us. In the event of a default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, our interest in Premier Boxboard. As of December 31, 2006, Premier Boxboard was in compliance with its debt covenants.

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

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations [1]	$263,061	$5,830	$201,417	$47,614	$8,200
Interest payment obligations	55,370	19,447	30,315	2,907	2,701
Capital lease obligations	635	544	91	—	—
Operating lease obligations	35,299	11,744	13,292	6,050	4,213
Purchase obligations	2,028	1,576	452	—	—
Other long-term liabilities [2]	4	4	—	—	—

Total	$356,397	$39,145	$245,567	$56,571	$15,114

[1]

The long-term debt obligation included in this table represents the principal amount to be paid in future periods. The amounts reported on our consolidated balance sheet include realized interest rate swap gains and the mark-to-market value of interest rate swaps. See note 7 to our consolidated financial statements in Part II, Item 8 of this report.

[2]	Other long-term liabilities exclude future pension liabilities, other postretirement benefit liabilities and deferred compensation benefit liabilities.

For the purposes of this table, purchase obligations included in the table above are agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. However, this table does not include the aggregate amount of routine purchase orders outstanding as of December 31, 2006.

Operating Cash Flows. Cash used in operations was $3.1 million for the year ended December 31, 2006, compared with cash provided by operations of $23.9 million in 2005. The decrease was primarily due to a $31.5 million reduction in distributions from our unconsolidated affiliates (of which $26.5 million is attributable to the sale of our interest in the Standard Gypsum joint venture) and a $6.9 million reduction related to changes in our operating assets and liabilities. These reductions, however, were partially offset by a $13.1 million pension contribution made in September 2005.

Capital Expenditures. Capital expenditures were $38.2 million for the year ended December 31, 2006, compared with $24.3 million in 2005. The increase from prior years was primarily due to the implementation of an enterprise resource planning software system, the upgrade of a machine component at one of our paperboard mills, and the installation of a new printing press at one of our carton facilities. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2007.

Acquisition. In December 2005, we acquired a folding carton plant in Charlotte, North Carolina from the Sonoco Products Company for $11.1 million. We believe that this acquisition is in line with our long-term strategy and will provide value to our folding carton and custom packaging segment in the Charlotte area.

Divestitures. In December 2005, we completed the sale of our Maryland based Hunt Valley corrugated operations to Green Bay Packaging, Inc. for $16.8 million. This facility was sold since it was our only corrugated manufacturing plant and had incurred significant losses. For the year ended December 31, 2005, we recorded a $3.3 million loss on disposal which was recorded in the results of discontinued operations.

In February 2006, we completed the sale of our partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. For the year ended December 31, 2005, we recorded a $1.9 million impairment loss associated with this divestiture which was recorded in discontinued operations.

In April 2006, we entered into an agreement to sell the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for $14.5 million. The sale was completed in July 2006. We also entered into an agreement granting Cascades Inc. an option to buy components of the coating equipment and the customer list of our Rittman, Ohio coated paperboard mill for $500 thousand. Cascades Inc. exercised its option in August 2006 and, as a result, we ceased our coated recycled paperboard production at the Rittman, Ohio location, which resulted in a $1.8 million charge for severance benefits during 2006. For the year ended December 31, 2006, we also recorded an additional $12.2 million asset impairment as a result of this transaction.

During the fourth quarter of 2006, we concluded the sale of our Specialty Packaging Division. The division was sold to several buyers for an aggregate purchase price of $5.1 million. We recorded a loss of approximately $10.9 million associated with this divestiture which was recorded as restructuring and impairment costs of discontinued operations. Approximately $8.1 million of the loss was recorded in 2005 and $2.7 million was recorded in 2006.

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

Subsequent Events

On January 10, 2007, we announced the closure of our Lafayette paperboard mill located in Lafayette, Indiana. We expect to incur approximately $10.0 million in costs associated with this closure. Of this amount, approximately $6.9 million was recorded in 2006 and are non-cash costs associated primarily with asset impairment charges. The remaining $3.1 million are cash costs consisting primarily of severance and other closure costs.

Also on January 10, 2007, we announced the closures of four facilities in our tube, core, and composite container segment. The facilities are located in Amarillo, Texas; Vacaville, California; Grand Rapids, Michigan and Leyland, United Kingdom. We expect to incur approximately $2.6 million in costs associated with these closures. Of this amount, approximately $1.2 million will be non-cash costs associated primarily with asset impairment charges. The remaining $1.4 million will be cash costs consisting primarily of severance and other employee related costs and costs associated with relocating equipment.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, chapter 4, “Inventory Pricing.” It states that abnormal amounts of idle facility expense, freight costs, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that the allocation of overhead costs be based upon normal capacity for the production facilities and that any overhead costs not allocated due to lower production be recognized as current period charges and not capitalized in inventory. We adopted SFAS No. 151 January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our Statement of Operations or Statement of Financial Position.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123R is generally similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosures are no longer an alternative.

We adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation costs for employee stock options. Pretax compensation expense of approximately $660 thousand was recorded in 2006 resulting from adoption of this standard.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. This provision of the standard did not impact operating cash flows in 2006.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, financial statement classification, tax-related interest and penalties, and additional disclosure requirements. We are required to adopt this interpretation effective January 1, 2007. We are currently in the process of evaluating the impact of this interpretation on our financial statements. Any necessary transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in the consolidated financial statements. We are currently evaluating the potential impact of this interpretation and can not yet estimate the impact.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. SAB 108 did not impact our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any; the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ending December 31, 2006. See Note 11 to the consolidated financial statements in Part II, Item 8 of this annual report for the impact of adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS No. 159 will have on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, we had outstanding borrowings of approximately $263.1 million. In June of 1999, we issued $200.0 million of 7 3/8% senior notes at a discount to yield an effective interest rate of 7.47%. After taking into account realized gains from unwinding various interest rates swap agreements, the current effective interest rate is 6.3%. The 7 3/8% senior notes pay interest semiannually, and are unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% senior notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively.

On May 1, 2006, we redeemed our outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. We used proceeds from borrowings under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss, which was recognized during the three months ended June 30, 2006.

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million Senior Credit Facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory and equipment. The Company’s domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At December 31, 2006, the Company had $31.1 million outstanding under the five-year term loan and $5.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver (including outstanding letters of credit) and any reserves. Aggregate availability under the revolver was $38.8 million at December 31, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Pricing under the Senior Credit Facility will be determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan will range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The weighted average rates in effect for the three months ended December 31, 2006 were 8.05% and 7.39% for outstanding revolver and term loan borrowings, respectively.

The Company did not enter in to any interest rate swap agreements during 2006.

Our senior management establishes parameters, which are approved by the Board of Directors, for our financial risk. We do not utilize derivatives for speculative purposes.

The table below provides information about our debt obligations and principal cash flows and related interest rates by expected maturity dates.

	Contractual Maturity Dates
	2007 to 2011	Thereafter	Total
	(In thousands)
Debt Obligations
7 3/8% Senior Notes (1)	$189,750	—	$189,750
Average interest rate	7.375%	—	7.375%
7 1/4% Senior Notes (1)	$29,000	—	$29,000
Average interest rate	7.25%	—	7.25%
Senior Credit Facility — Term Loan (1)	$31,111	—	$31,111
Average interest rate	7.23%	—	7.23%
Senior Credit Facility — Revolver (1)	$5,000	—	$5,000
Average interest rate	7.04%	—	7.04%

(1)	See notes to our consolidated financial statements included in Part II, Item 8.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,022	$95,152
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,062 and $3,393 at December 31, 2006 and 2005, respectively	85,577	91,061
Inventories	75,041	70,959
Refundable income taxes	172	56
Current deferred tax assets	9,272	40,259
Other current assets	8,354	21,613
Investment in unconsolidated affiliate	—	13,212
Assets held for sale	—	76,665

Total current assets	179,438	408,977

PROPERTY, PLANT AND EQUIPMENT:
Land	10,316	7,931
Buildings and improvements	93,275	97,536
Machinery and equipment	436,705	424,503
Furniture and fixtures	29,975	15,071

	570,271	545,041
Less accumulated depreciation	(306,666)	(290,004)

Property, plant and equipment, net	263,605	255,037

GOODWILL	127,574	129,275
INVESTMENT IN UNCONSOLIDATED AFFILIATES	41,574	44,037
OTHER ASSETS	12,084	21,806

	$624,275	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,830	$85
Accounts payable	65,033	78,015
Accrued interest	1,482	7,976
Accrued compensation	10,127	9,146
Capital lease obligations	544	542
Other accrued liabilities	27,458	34,711
Liabilities of assets held for sale	—	31,373

Total current liabilities	110,474	161,848

LONG-TERM DEBT, LESS CURRENT MATURITIES	260,092	492,305
LONG-TERM CAPITAL LEASE OBLIGATIONS	91	561
DEFERRED INCOME TAXES	43,315	48,699
PENSION LIABILITY	38,854	41,877
OTHER LIABILITIES	9,863	5,446
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized; 29,084,246 and 28,785,519 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,909	2,879
Additional paid-in capital	191,411	192,673
Unearned compensation	—	(3,442)
Retained deficit	(7,502)	(54,834)
Accumulated other comprehensive (loss) income:
Minimum pension liability adjustment	—	(29,796)
Unrecognized pension and other benefit liabilities	(26,791)	—
Foreign currency translation	1,559	916

Total accumulated other comprehensive loss	(25,232)	(28,880)

Total Shareholders’ Equity	161,586	108,396

	$624,275	$859,132

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
SALES	$989,918	$967,629	$968,001
COST OF SALES	854,382	835,587	816,362
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	127,491	129,826	128,187
GOODWILL IMPAIRMENT	—	49,859	—
RESTRUCTURING AND IMPAIRMENT COSTS	37,729	75,599	21,706
GAIN ON SALE OF REAL ESTATE	—	—	10,323

Income (loss) from operations	(29,684)	(123,242)	12,069
OTHER (EXPENSE) INCOME:
Interest expense	(25,913)	(41,961)	(42,160)
Interest income	3,829	2,629	948
Equity in income of unconsolidated affiliates	5,613	37,043	25,251
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—
Loss on redemption of senior subordinated notes.	(10,272)	—	—
Other, net	82	482	(1,046)

	108,586	(1,807)	(17,007)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	78,902	(125,049)	(4,938)
BENEFIT (PROVISION) FOR INCOME TAXES	(27,634)	29,722	1,414
MINORITY INTEREST IN LOSS (INCOME)	(102)	273	(184)

INCOME (LOSS) FROM CONTINUING OPERATIONS	51,166	(95,054)	(3,708)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(5,781)	(10,866)	(391)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	1,947	2,534	120

LOSS FROM DISCONTINUED OPERATIONS	(3,834)	(8,332)	(271)

NET INCOME (LOSS)	$47,332	$(103,386)	$(3,979)

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment	$9,213	$(7,175)	$(3,377)
Foreign currency translation adjustment	95	39	275

COMPREHENSIVE INCOME (LOSS)	$56,640	$(110,522)	$(7,081)

BASIC INCOME (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS	$1.79	$(3.30)	(0.13)

DISCONTINUED OPERATIONS	$(0.13)	$(0.29)	$(0.01)

NET INCOME (LOSS)	$1.66	$(3.59)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,575	28,774	28,479

DILUTED INCOME (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS	$1.79	$(3.30)	$(0.13)

DISCONTINUING OPERATIONS	$(0.13)	$(0.29)	$(0.01)

NET INCOME (LOSS)	$1.66	$(3.59)	$(0.14)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,607	28,774	28,479

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2003	28,222,205	$2,822	$185,031	$(1,865)	$52,531	$(18,642)	$219,877
Net loss	—	—	—	—	(3,979)	—	(3,979)
Issuance of common stock under 1998 stock purchase plan	338,488	33	2,684	(86)	—	—	2,631
Forfeiture of common stock under 1998 stock purchase plan	(6,396)	(1)	(78)	15	—	—	(64)
Issuance of common stock under long-term equity incentive plan	265,602	27	4,358	(4,270)	—	—	115
Forfeiture of common stock under long-term equity incentive plan	(72,039)	(7)	(1,115)	—	—	—	(1,122)
Issuance of common stock under director equity plan	5,530	1	63	—	—	—	64
Amortization of unearned compensation expense	—	—	960	1,872	—	—	2,832
Minimum pension liability adjustment, net of taxes of $1,992	—	—	—	—	—	(3,377)	(3,377)
Foreign currency translation adjustment	—	—	—	—	—	275	275

BALANCE, December 31, 2004	28,753,390	2,875	191,903	(4,334)	48,552	(21,744)	217,252
Net loss	—	—	—	—	(103,386)	—	(103,386)
Issuance of common stock under 1998 stock purchase plan	23,252	2	196	4	—	—	202
Forfeiture of common stock under 1998 stock purchase plan	(2,639)	—	(31)	—	—	—	(31)
Issuance of common stock under long-term equity incentive plan	21,366	3	240	(78)	—	—	165
Forfeiture of common stock under long-term equity incentive plan	(9,850)	(1)	(162)	162	—	—	(1)
Amortization of unearned compensation expense	—	—	527	804	—	—	1,331
Minimum pension liability adjustment, net of taxes of $4,365	—	—	—	—	—	(7,175)	(7,175)
Foreign currency translation adjustment	—	—	—	—	—	39	39

BALANCE, December 31, 2005	28,785,519	2,879	192,673	(3,442)	(54,834)	(28,880)	108,396
Net income	—	—	—	—	47,332	—	47,332
Adjustment to adopt SFAS No. 123(R) (Note 10)	—	—	(3,442)	3,442	—	—	—
Issuance of common stock under 1998 stock purchase plan	8,787	1	67	—	—	—	68
Forfeiture of common stock under 1998 stock purchase plan	(1,523)	—	—	—	—	—	—
Issuance of common stock under long-term equity incentive plan	315,169	31	363	—	—	—	394
Forfeiture of common stock under long-term equity incentive plan	(23,706)	(2)	(45)	—	—	—	(47)
Amortization of stock-based compensation expense	—	—	1,795	—	—	—	1,795
Pension liability adjustment, net of taxes of $3,565 (Note 11)	—	—	—	—	—	9,213	9,213
Adjustment to adopt SFAS No. 158, net of taxes of $3,805	—	—	—	—	—	(6,208)	(6,208)
Foreign currency translation adjustment	—	—	—	—	—	95	95
Disposal of foreign subsidiary	—	—	—	—	—	548	548

BALANCE, December 31, 2006	29,084,246	$2,909	$191,411	$—	$(7,502)	$(25,232)	$161,586

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$47,332	$(103,386)	$(3,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,171	28,493	30,089
Equity-based compensation expense	1,795	811	1,610
Loss (gain) on redemption of debt	10,272	(212)	931
Goodwill impairment	—	49,856	—
Restructuring and impairment costs	28,678	85,594	13,079
Deferred income taxes	23,702	(32,951)	(2,256)
Gain on sale of interest in Standard Gypsum, L.P.	(135,247)	—	—
Gain on sale of real estate.	—	—	(10,323)
Loss on sale of assets held for sale	4,862	—	—
Equity in income of unconsolidated affiliates	(5,613)	(37,043)	(25,251)
Distributions from unconsolidated affiliates	5,080	34,175	20,250
Changes in operating assets and liabilities, net of acquisitions:
Receivables	14,685	(8,917)	(8,752)
Inventories	495	5,661	(1,436)
Other assets and liabilities	5,940	(1,316)	(731)
Accounts payable	(21,474)	8,529	9,877
Accrued liabilities	(7,676)	(5,728)	13,932
Income taxes	(116)	353	(159)

Net cash provided by (used in) operating activities	(3,114)	23,919	36,881

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(38,169)	(24,272)	(20,891)
Proceeds from disposal of property, plant and equipment	3,554	18,542	13,872
Proceeds from sale of assets held for sale	26,336	—	—
Acquisition of businesses, net of cash acquired	(11,059)	—	—
Changes in restricted cash	14,841	(11,164)	(3,656)
Net proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—
Return of investment in unconsolidated affiliates	2,920	5,325	—
Investment in unconsolidated affiliates	—	(40)	(160)

Net cash provided by (used in) investing activities	146,883	(11,609)	(10,835)

FINANCING ACTIVITIES:
Proceeds from senior credit facility – revolver	74,027	—	—
Repayments for senior credit facility – revolver	(69,027)	—	—
Proceeds from senior credit facility – term loan	35,000	—	—
Repayments of short and long-term debt	(276,363)	(7,468)	(24,951)
Deferred debt costs	(1,139)	—	—
Payments of capital lease obligations	(504)	(508)	—
Proceeds from swap agreement unwinds	—	826	385
Issuances of stock, net of forfeitures	107	236	2,725

Net cash used in financing activities	(237,899)	(6,914)	(21,841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(94,130)	5,396	4,205
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	95,152	89,756	85,551

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,022	$95,152	$89,756

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$34,643	$46,164	$42,750

Income tax payments	$2,520	$778	$1,293

Property acquired under capital leases	$36	$1,532	—

Short-term payable for acquisition	$—	$11,000	—

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Caraustar Industries, Inc. (the “Parent Company”) and subsidiaries (collectively, the “Company”) are engaged in manufacturing, converting, and marketing of paperboard and related products.

Consolidation

The consolidated financial statements include the accounts of the Parent Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

The Company reclassified the results of operations of the coated recycled paperboard business from discontinued operations to continuing operation during 2006 for all periods presented. This business was reported as discontinued operations in the 2005 financial statements. See Note 5 for additional discussion regarding this decision.

Cash and Cash Equivalents

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents. The Company records outstanding checks, to the extent there is no right of offset against other cash accounts, as a component of accounts payable rather than as a reduction of cash and cash equivalents. The total outstanding check balance reported as a component of accounts payable at December 31, 2006 and 2005 was $10.7 million and $24.5 million, respectively.

Restricted Cash

Restricted cash as of December 31, 2006 and December 31, 2005 was approximately $3.8 million and $18.7 million, respectively, and is recorded in other assets. Restricted cash are funds deposited in escrow accounts as collateral support for workers’ compensation insurance. In addition to the workers’ compensation collateral at December 31, 2005, approximately $11.0 million was held in escrow to effect a like-kind tax exchange for the sale of the Company’s Hunt Valley corrugated facility and the acquisition of a carton facility located in Charlotte, North Carolina. The $11.0 million held in escrow was disbursed to acquire the Charlotte carton plant from the Sonoco Products Company on January 3, 2006.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Inventories at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Raw materials and supplies	$35,682	$38,555
Finished goods and work in process	39,359	32,404

Total inventory	$75,041	$70,959

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

Depreciation expense was $24.3 million, $28.5 million, and $29.6 million for the years ended December 2006, 2005 and 2004, respectively.

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

December 31, 2006, 2005 and 2004

Shipping Costs

The costs of delivering finished goods to the Company’s customers are recorded as a component of cost of sales. Those costs include the amounts paid to a third party to deliver the finished goods or the Company’s cost of using its own delivery trucks and drivers. Any freight costs billed to and paid by a customer are included in revenue.

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims. The Company’s self-insured workers’ compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect the Company’s historical claim development. The “developed” claim, net of amounts paid and a present value factor, represents the liability that the Company records in its financial statements. The Company’s self-insured health care liability is estimated based on its actual claim experience and multiplied by a time lag factor. The lag factor represents an estimate of claims that have been incurred and should be recorded as a liability, but have not been reported to the Company.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires the Company to perform a goodwill impairment test at least annually. The Company’s most recent annual impairment test was performed as of November 1, 2006 and did not result in an impairment. In December 2005, however, the Company recognized certain impairment indicators related to the Company’s decision at that time to exit the coated recycled paperboard business. As a result, the Company retested its goodwill as of December 31, 2005 and recorded a goodwill impairment charge of $49.8 million at December 31, 2005. Of this amount, approximately $10.5 million was recorded in the Company’s paperboard segment and the remaining $39.3 million was recorded in its folding carton and custom packaging segment. The goodwill impairment recorded in the folding carton and custom packaging segment resulted from the loss of synergies that existed between the Company’s coated recycled paperboard business and its folding carton and custom packaging segment. The folding carton and custom packaging segment lost some of these synergies following the disposition of a portion of the coated recycled paperboard business.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;
•	recurring operating losses;
•	significant declines in demand for a product produced by an asset capable of producing only that product;
•	assets that are idled or held for sale;
•	assets that are likely to be divested.

The impairment review requires the Company to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows are less than the carrying amount of the asset, the Company must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference is written-off. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations.

Impairment charges of $28.7 million, $85.6 million and $13.1 million related to property plant and equipment were recorded in 2006, 2005 and 2004, respectively. Of these amounts $100 thousand, $11.7 million and $406 thousand were recorded in discontinued operations during 2006, 2005 and 2004, respectively. During 2006 and 2005, respectively, approximately $16.9 million and $75.4 million of the impairments were related to the disposition of the Sprague, Connecticut and Rittman, Ohio coated paperboard mills. The assets impaired include real estate and machinery and equipment related to operations that permanently closed in conjunction with our restructuring activities, discontinued businesses and other disposals. The charges represent the difference between the carrying value of the assets and the estimated fair value. Fair value for assets held for sale as of December 31, 2005 was estimated based on considerations of preliminary indication of values from potential buyers, supported by industry multiples of earnings before interest, taxes and depreciation, and discounted cash flows for businesses in operation and broker’s opinions of value for real estate. Real estate held for sale as of December 31, 2006 of $2.5 million is recorded as a component of other current assets. Fair value for real estate held for sale at December 31, 2006 was estimated based on broker’s opinions of value.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Income (Loss) Per Common Share

The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if convertible securities were converted into common stock, or other contracts to issue common stock resulted in the issuance of common stock. Since the Company reported net losses for the years ended December 31, 2005 and 2004, the impact of all stock options was antidilutive and excluded from diluted loss per share calculation.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, chapter 4, “Inventory Pricing.” It states that abnormal amounts of idle facility expense, freight costs, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, this statement requires that the allocation of overhead costs be based upon normal capacity for the production facilities and that any overhead costs not allocated due to lower production be recognized as current period charges and not capitalized in inventory. The Company adopted SFAS 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s Statement of Operations or Statement of financial position.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). SFAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123R is generally similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosures are no longer an alternative.

The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005 the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation costs for employee stock options. Pretax compensation expense of approximately $660 thousand for stock options was recorded in 2006 resulting from the adoption of this standard.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. This requirement could reduce net operating cash flows and increase net financing cash flows. This provision of the standard had an immaterial impact on operating cash flows in 2006.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, financial statement classification, tax-related interest and penalties, and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

additional disclosure requirements. The Company is required to adopt this interpretation effective January 1, 2007. The Company is currently in the process of evaluating the impact of this standard on its financial statements. Any necessary transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in the consolidated financial statements. The Company is currently evaluating the potential impact of this interpretation and can not yet estimate the impact.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. SAB 108 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006. See Note 11 for the impact of adopting SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial position and results of operations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

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

3. Acquisition and Divestitures

Carolina Carton Plant — Acquisition

In December 2005, the Company acquired a folding carton plant in Charlotte, North Carolina from the Sonoco Products Company for approximately $11.1 million. Ownership and risk of loss was transferred to the Company as of December 31, 2005 and the purchase price was paid January 3, 2006. The Company believes that this acquisition is in line with its long-term strategy and will fit well in the Company’s folding carton and custom packaging segment’s operations. The Company allocated $3.2 million of the purchase price to current assets, $8.8 million to fixed assets and $900 thousand to current liabilities. There was no goodwill or other intangible asset associated with this acquisition.

The Carolina Carton acquisition was accounted for by applying the provisions of SFAS No. 141 “Business Combination.” The Company’s estimated fair values of acquired assets were in excess of the purchase price. The excess fair value was allocated to property, plant and equipment. The financial statements include the operating results of the acquired business for the period after the date of acquisition.

Hunt Valley Corrugated Plant — Divestiture

In December 2005, the Company completed the sale of its corrugated box plant located in Hunt Valley, Maryland to Green Bay Packaging, Inc. for $16.8 million, of which $15.1 million was received on December 30, 2005. Of the total purchase price, $11.0 million was held in escrow in order to effect a like-kind tax exchange for the acquisition of Carolina Carton. This $11.0 million was classified as restricted cash as of December 31, 2005. The remaining $1.7 million of the purchase price was received in January 2006 upon final calculations of working capital. Since this facility was the only corrugated operation within the folding carton and custom packaging segment, and has clearly distinguishable cash flows operationally and for financial reporting purposes, its results are reported as a component of discontinued operations. The Company recorded a $3.3 million impairment loss at December 31, 2005 associated with this divestiture which was recorded in discontinued operations.

Partition Business — Divestiture

On February 27, 2006, the Company completed the sale of its partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. During 2006, the Company recorded a $1.9 million loss associated with this divestiture in discontinued operations.

Rittman and Sprague Coated Assets — Divestiture

On April 21, 2006 the Company entered into an agreement to sell the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for $14.5 million. This sale was completed on July 19, 2006.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The Company also entered into an agreement granting Cascades Inc. an option to buy the coating equipment and the customer list of the Rittman, Ohio coated paperboard mill for $500 thousand. Cascades Inc. exercised its option on August 2, 2006. Upon Cascades Inc.’s exercise of its option, the Company ceased its coated recycled paperboard production at the Rittman, Ohio location. The Company recorded asset impairment charges of $16.9 million and $75.4 million in 2006 and 2005, respectively, as a result of these transactions.

These mills generated sales of $52.1 million, $ 80.1 million and $ 73.0 million and losses from operations of $ 22.3 million, $101.8 million and $24.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. These losses included restructuring and impairment costs of $16.9 million, $84.9 million and $9.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Specialty Packaging Division — Divestiture

The Company concluded the sale of the Specialty Packaging Division in December 2006. The division was sold to several buyers for an aggregate purchase price of $5.1 million. The Company recorded a loss of approximately $10.8 million associated with this divestiture which was recorded in restructuring and impairment costs of discontinued operations. Approximately $8.1 million of the loss was recorded in 2005 and $2.7 million was recorded in 2006.

4. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	Paperboard	Recovered Fiber	Carton and Custom Packaging	Tube, Core and Composite Containers	Total
Balance as of December 31, 2004	$78,911	$3,777	$43,340	$57,102	$183,130
Goodwill impairment	(10,515)	—	(39,344)	—	(49,859)
Disposal of Hunt Valley corrugated plant	—	—	(3,996)	—	(3,996)

Balance as of December 31, 2005	68,396	3,777	—	57,102	129,275
Disposal of partition operations	—	—	—	(1,701)	(1,701)

Balance as of December 31, 2006	$68,396	$3,777	—	$55,401	$127,574

In December 2005, due to the Company’s expected disposal of the coated recycled paperboard business, the Company recognized a goodwill impairment of $10.5 million in the paperboard segment and $39.3 million in the carton and custom packaging segment. Also in December 2005, the Company recognized a $4.0 million disposal of goodwill in the folding carton and custom packaging segment related to the divesture of the Hunt Valley corrugated plant; this impairment was recorded in discontinued operations. In February 2006, the Company recognized a $1.7 million disposal of goodwill in the tube, core, and composite container segment related to the divesture of the segment’s partition operations. This impairment was also recorded in discontinued operations.

Intangible Assets

As of December 31, 2006 and 2005, the Company had an intangible asset of $5.5 million (net of $2.5 million of accumulated amortization) and $6.7 million (net of $1.9 million of accumulated amortization) respectively, which is classified with other assets. Amortization expense for the years ended December 31, 2006,

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

2005 and 2004 was $521 thousand, $568 thousand and $568 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2007	$511
2008	511
2009	511
2010	511
2011	511

Five year total	$2,555

5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of the Company’s coated recycled paperboard business, the specialty packaging division and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and consisted of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division was a component of the folding carton and custom packaging segment and, at such time, consisted of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations were a component of the tube, core and composite container segment and consisted of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company initially made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses.

As discussed in Note 3 above, the Company sold its Hunt Valley Corrugated operation in December 2005. This operation was the only corrugated operation within the folding carton and custom packaging segment and was a component of that segment. Also, as discussed in Note 3, the Company completed the sale of its partition business in February 2006, it sold the Sprague mill and coating components of the Rittman mill in July and August 2006, respectively, and concluded the sale of its Specialty Packaging Division during December 2006.

In its 2005 financial statements, the Company included the results of operations of the coated recycled paperboard business, the specialty packaging division, the partition operations and the Hunt Valley corrugated operation as discontinued operations in the consolidated statements of operations for all periods presented.

In December 2006, the Company announced the retention of its Tama, Iowa coated recycled paperboard mill. The Company exited the balance of its coated recycled paperboard business earlier this year and, as discussed in Note 3 above, Tama had been held for sale as part of that group. The decision to retain the Tama mill was due to the significant improvements in both the performance and profitability of the mill throughout 2006. As a result of the decision to retain the Tama mill, the results of the operations for the Tama mill and the Company’s two other coated recycled paperboard mills, Sprague, CT and Rittman, OH, were reclassified from discontinued operations to continuing operations for all periods presented in the consolidated statements of operations. The Company recorded a $770 thousand depreciation charge in December 2006 to recognize depreciation expense for the period the Tama mill was classified as held for sale. The Company sold the Sprague mill and the coating components of the Rittman mill in July and August of 2006, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

For all periods presented in the accompanying consolidated statements of operations, discontinued operations include the results of operations and losses associated with the divestitures of the specialty packaging division, the partition operations and the Hunt Valley corrugated division.

Operating Results Data

The following table shows the results of discontinued operations for the three years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006	2005	2004
Sales	$29,196	$101,161	$92,274
Cost of sales	26,448	90,276	84,006
Selling, general and administrative expenses	3,415	10,093	8,258
Restructuring and other impairment costs	5,114	11,136	406

Loss from operations	(5,781)	(10,344)	(396)
Other (income) expense, net	0	(522)	5

Loss from operations before benefit from income taxes	(5,781)	(10,866)	(391)
Benefit for income taxes	1,947	2,534	120

Loss from discontinued operations	$(3,834)	$(8,332)	$(271)

During 2006, the Company recorded pre-tax impairment charges of approximately $5.1 million in the results of discontinued operations. Of this amount, approximately $2.9 million was impairment related to the property, plant and equipment of the special packaging division, and $1.9 million was related to the property, plant and equipment of the Company’s partition business. In December 2005, the Company recorded pre-tax impairment charges of approximately $11.1 million in the results of discontinued operations. Of this amount, approximately $8.1 million was related to the property, plant and equipment associated with the Company’s specialty packaging division, and approximately $3.0 million was related to restructuring and impairment charges associated with the sale of the Company’s Hunt Valley corrugated facility.

Assets Held for Sale and Related Liabilities — Discontinued Operations

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

At December 31, 2006, there were no assets held for sale related to discontinued operations. In 2006, all previously discontinued operations were sold with the exception of the Tama, Iowa mill which was reclassified to property, plant and equipment.

6. Equity Interest in Unconsolidated Affiliates

Standard Gypsum

From April 1, 1996 to January 17, 2006, the Company owned a 50% interest in a limited partnership, Standard Gypsum. Standard Gypsum owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. During such time Standard Gypsum was operated as a joint venture and was managed by Temple-Inland, Inc., (“Temple Inland”) which also owned 50% of the joint venture. The Company accounted for its interest in Standard Gypsum under the equity method of accounting. The Company’s equity interest in the earnings of Standard Gypsum for the years ended December 31, 2005, and 2004 was $28.6 million and $20.6 million, respectively. The Company received distributions based on its equity interest in Standard Gypsum of $26.5 million and $19.3 million in 2005 and 2004, respectively.

During 1999, Standard Gypsum received financing from two industrial revenue bond issuances by Stewart County, Tennessee, totaling $56.2 million, in order to complete the financing for the construction of the Cumberland City, Tennessee facility. Standard Gypsum was the obligor under reimbursement agreements pursuant to which direct-pay letters of credit in the aggregate amount of approximately $56.2 million were originally issued for its account in support of the outstanding industrial revenue bond obligations. Standard Gypsum replaced these letters of credit in October 2003 with new direct-pay letters of credit in the aggregate amount of $57.4 million, issued by a replacement lender.

In October 2004, Standard Gypsum redeemed these industrial revenue bonds in full with the proceeds of drawings on the direct-pay letters of credit in the aggregate amount of $57.4 million. These letters of credit were required to be repaid in full by October 21, 2005. The Company’s obligation with respect to the reimbursement of these letters of credit drawings were supported by a letter of credit in the face amount of $28.7 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under the Company’s senior credit facility and expired on October 24, 2005.

On September 22, 2005 Standard Gypsum refinanced its outstanding letter of credit reimbursement obligations with borrowings under a new term loan in the principal amount of $56.2 million, from a replacement lender. The term loan matures in full one year from the agreement date. The Company was severally obligated for 50% of Standard Gypsum’s obligations for principal, interest, fees and other amounts with respect to the term loan. The other Standard Gypsum partner, Temple-Inland, had guaranteed 50% of Standard Gypsum’s obligations. As of September 2005, the outstanding principal balance under the term loan totaled $56.2 million, for one half of which the Company is obligated ($28.1 million). The Company’s obligation with respect to the Standard Gypsum term loan was supported by a letter of credit in the face amount of $29.5 million, issued in favor of the Standard Gypsum lender. This letter of credit was issued under the Company’s senior credit facility and would have expired in October 2006. In connection with the term loan the Company amended its senior credit facility effective September 20, 2005 to permit the issuance of this letter of credit.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The Company also obtained an amendment, dated as of December 27, 2005 and effective as of January 17, 2006, to its $75 million senior revolving Credit Agreement, dated as of June 24, 2003, with Bank of America, N.A. as Administrative Agent, to permit the sale transaction to Temple-Inland. The $29.5 million letter of credit was terminated as of January 25, 2006 since the Company was no longer obligated to guarantee one half of Standard Gypsum’s $56.2 million in debt obligations.

On January 17, 2006 the Company sold its 50% ownership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased the Company’s 50% ownership interest for $150 million, which resulted in a gain of approximately $135.2 million. Temple-Inland also assumed all of Standard Gypsum’s $56.2 million in debt obligations and other liabilities. As a result of this transaction, the Company ceased to be entitled to further distributions from Standard Gypsum for all periods subsequent to January 1, 2006; and all of the rights and obligations as a partner in Standard Gypsum pursuant to the Partnership Agreement for Standard Gypsum dated December 31, 2000, ceased. The Company received a final cash distribution of $2.1 million in the first quarter of 2006, which was included in the calculation of the gain on sale. The Company limited its retained environmental indemnifications such that its liability can not exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard Gypsum joint venture on April 1, 1996. This indemnification will terminate on January 17, 2011. The Company did not record a liability related to this indemnification since the probability of an asserted claim was considered remote.

Summarized financial information for Standard Gypsum at December 31, 2005, and for the fiscal years ended December 31, 2005, and January 1, 2005, respectively, is as follows (in thousands):

2005
Current assets	$33,353
Noncurrent assets	62,016
Current liabilities	12,873
Current debt	56,200
Long-term debt	—
Long-term liabilities	—
Net assets	26,296

	2005	2004
Sales	$197,131	$153,714
Gross profit	71,995	52,594
Operating income	60,580	44,126
Net income	57,164	41,210

Note: Standard Gypsum’s fiscal year-end is the Saturday closest to December 31.

Premier Boxboard

During 1999, the Company formed a joint venture with Temple-Inland to own and operate a paperboard mill located in Newport, Indiana. Under the joint venture agreement, the Company contributed $50.0 million to the joint venture, Premier Boxboard Limited and Temple-Inland contributed the net assets of the mill valued at approximately $100.0 million, and received $50.0 million in notes issued by Premier Boxboard. Upon formation, Premier Boxboard undertook an $82.0 million project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. Premier Boxboard is operated as a joint

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

venture managed by the Company. The modified mill began operations on June 27, 2000. The Company and Temple-Inland each have a 50% interest in the joint venture, which is being accounted for under the equity method of accounting. Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that the Company and its joint venture partner are required to make.

The Company received $8.0 million, $13.0 million and $1.0 million in cash distributions in 2006, 2005 and 2004, respectively. The Company’s equity interest in the earnings of Premier Boxboard for 2006, 2005 and 2004 was approximately $5.6 million, $8.4 million and $4.3 million in earnings, respectively.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by the Company. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, the Company’s interest in Premier Boxboard. As of December 31, 2006, Premier Boxboard was in compliance with its debt covenants.

Summarized financial information for Premier Boxboard at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, respectively, is as follows (in thousands):

	2006	2005
Current assets	$15,254	$15,562
Noncurrent assets	128,561	135,497
Current liabilities	10,552	12,607
Long-term liabilities	605	693
Long-term debt	50,000	50,000
Net assets	82,658	87,759

	2006	2005	2004
Sales	$118,495	$122,063	$109,371
Gross profit	32,560	36,436	28,007
Operating income	15,035	20,909	12,949
Net income	11,049	16,873	8,654

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

7. Senior Credit Facility and Long-Term Debt

At December 31, 2006 and 2005, total long-term debt consisted of the following (in thousands):

	2006	2005
Senior credit facility	$36,111	$—
9 7/8% senior subordinated notes	—	257,500
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable (1)	8,200	4,955
Realized interest rate swap gains (2)	2,861	11,185

Total debt	265,922	492,390
Less current maturities	(5,830)	(85)

Total long-term debt	$260,092	$492,305

(1)	At December 31, 2005, industrial revenue bonds (the Sprague bonds) of $4.7 million are included in liabilities of assets held for sale and are not reflected in the schedule above. In accordance with the Sprague sales agreement, which was executed during 2006, the Sprague bonds were retained by the Company and, therefore, have been included in the schedule above as of December 31, 2006.
(2)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at December 31, 2006 maturing during the next five years and thereafter is as follows (in thousands):

2007	$5,830
2008	5,833
2009	200,201
2010	33,077
2011	12,781
Thereafter	8,200

Total debt	$265,922

Senior Credit Facility

As of December 31, 2005 the Company’s senior credit facility provided for a revolving line of credit of $75.0 million and was secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility included a subfacility of $50.0 million for letters of credit, the usage of which reduced availability under the facility. As of December 31, 2005, no borrowings were outstanding under the facility; however, an aggregate of $37.5 million in letter of credit obligations were outstanding. Availability under this facility at December 31, 2005 was limited to $37.5 million after taking into consideration the outstanding letter of credit obligations. The facility’s maturity date was in June 2006.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

As of December 31, 2005, borrowings under the facility bore an interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the facility) plus a margin of between (0.25%) and 0.25% or (2) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 2.00%, with the applicable margin to be set based on the Company’s levels of available cash. The undrawn portion of the facility was subject to a facility fee at an annual rate of 0.375%. Outstanding letters of credit were subject to an annual fee equal to the applicable margin for LIBOR based loans. At December 31, 2005, the applicable interest margin for Base Rate borrowings was (0.25%) and the applicable interest margin for LIBOR based borrowings was 1.50%.

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory and equipment. The Company’s domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At December 31, 2006 the Company had $31.1 million outstanding under the five-year term loan and $5.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $38.8 million at December 31, 2006. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.50%. Beginning with reference to the fiscal quarter ending September 30, 2006, pricing under the Senior Credit Facility will be determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan will range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The weighted average rates in effect as of December 31, 2006 were 8.05% and 7.39% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions or change the nature of

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

their business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company. The Company was in compliance with the Senior Credit Facility covenants as of December 31, 2006.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% senior notes are unsecured obligations of the Company. As of December 31, 2006, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, the Company issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. The publicly traded senior subordinated notes were, and the senior notes are, unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries. The senior subordinated notes included a redemption provision which allowed the Company to redeem all or part of the outstanding notes at 105.25% on April 1, 2006 or later.

During 2004 and 2005, the Company purchased $20.0 million and $7.5 million, respectively, of senior subordinated and senior notes in the open market. On May 1, 2006, the Company redeemed its outstanding 9 7/8% senior subordinated notes in full at a price of $105.25 for each $100 of outstanding principal amount of the notes plus $2.1 million of accrued and unpaid interest from April 1, 2006 to May 1, 2006. At the time of redemption, the aggregate outstanding principal amount of the notes was $257.5 million, and the total redemption price (including accrued and unpaid interest and redemption premium) was $273.1 million. The Company used proceeds from borrowings at closing under the Senior Credit Facility, together with available cash, to fund the redemption. The redemption resulted in a $10.3 million loss, which was recognized in May of 2006.

Interest Rate Swap Agreements

During 2004 and 2005, the Company entered into multiple interest rate swap agreements which had payment and expiration dates that corresponded to the terms of the note obligations they covered. These agreements effectively converted the Company’s fixed rate 9 7/8% senior subordinated notes and the 7 3/8% senior notes into variable rate obligations. These agreements were subsequently unwound and generated cash proceeds to the Company of $826 thousand in 2005 and $385 thousand in 2004. These gains were recorded as a component of debt and lowered interest expense over the remaining duration of the related debt obligation.

Under the provisions of SFAS No. 133, the Company designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The Company has no interest rate swaps or related liabilities at December 31, 2006 or 2005.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

8. Commitments and Contingencies

Leases

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Minimum rentals	$14,589	$16,056	$19,374
Contingent rentals	660	1,073	348

Total	$15,249	$17,129	$19,722

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006 (in thousands):

2007	$11,744
2008	8,086
2009	5,205
2010	3,286
2011	2,764
Thereafter	4,213

Total	$35,298

Litigation

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations or cash flows.

9. Income (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	For the Years Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations	$51,166	$(95,054)	$(3,708)

Weighted average number of common shares outstanding-basic	28,575	28,774	28,479
Common share equivalents	32	—	—

Weighted average number of common shares outstanding-diluted	28,607	28,774	28,479

Income (loss) per common share-basic	$1.79	$(3.30)	$(0.13)

Income (loss) per common share-diluted	$1.79	$(3.30)	$(0.13)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Since the years ended 2005 and 2004 were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares. The number of options not included in the computation of diluted weighted average shares because they were antidilutive were 1,364,350, 1,113,187 and 1,167,233 for the years ended 2006, 2005 and 2004, respectively.

10. Stock-Based Compensation

Director Equity Plan

The Company’s Board of Directors participate in a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) are paid a portion of their fees in the Company’s common stock. Additionally, each Eligible Director is granted options each year to purchase one thousand shares of the Company’s common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100 thousand shares of common stock may be granted under this plan. During 2004, approximately 5 thousand shares of common stock were issued under this plan. Additionally during 2004, options to purchase approximately 7 thousand shares of common stock were issued under the plan. After the grant in July of 2004, there were no remaining authorized shares of common stock that could be issued under this plan which effectively terminated the plan. In May 2005, the Directors began participating in the Company’s Long-Term Equity Incentive Plan.

Incentive Stock Option and Bonus Plans

During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan were subject to four-year and five-year respective vesting periods. The options expire after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. No compensation expense was recorded in 2006, 2005, or 2004 related to this plan.

During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management could receive the right to acquire one share of nonvested stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provided for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Nonvested stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. The plan expired in 2003 and, therefore, no more options will be granted under this plan. The Company issued no shares of nonvested stock in 2006 and 2005 and issued eight thousand shares in 2004. The Company recorded approximately $45 thousand, $22 thousand, and $55 thousand of compensation expense related to nonvested stock under this plan during 2006, 2005 and 2004, respectively.

Long-Term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, nonvested performance accelerated restricted shares (“PARS”), or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Caraustar stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted 3,000 options annually.

During the year ended December 31, 2006, 2005 and 2004, the Company granted 250 thousand options, 32 thousand options and 254 thousand options. The weighted average grant-date fair value for options granted during years ended December 31, 2006, 2005 and 2004 was $5.81, $5.85 and $8.86, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3 thousand, $8 thousand and $3.1 million, respectively. The Company recorded approximately $660 thousand of compensation expense for stock options for the year ended December 31, 2006. As of December 31, 2006, there was $0.7 million of total unrecognized compensation costs related to nonvested stock options. This cost is expected to be recognized over a period of 5.2 years. The Company amortizes this cost using the straight line method.

During the year ended December 31, 2006, 2005 and 2004, the Company issued nonvested stock of 282 thousand, 2 thousand and 255 thousand. The weighted average grant-date fair value for nonvested stock granted during years ended December 31, 2006, 2005 and 2004 was $10.09, $13.38 and $17.37, respectively. The total fair value of nonvested stock vested during the years ended December 31, 2006, 2005 and 2004 was approximately $8 thousand, $181 thousand and $1.6 million. The Company recorded approximately $1.1 million, $0.8 million and $1.6 of compensation expense during the twelve months ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, there was $4.7 million of total unrecognized compensation cost related to nonvested stock. The unrecognized cost is expected to be expensed over a weighted-average period of 5.6 years unless specific stock price targets are achieved, at which time the PARS will vest and be expensed during the period the targets are achieved.

Total compensation expense for nonvested stock and stock options for the twelve months ended December 31, 2006, 2005 and 2004 included in the Company’s results from operations was $1.8 million, $811 thousand and $1.6 million, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The following table summarizes the stock option activity during the twelve months ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2005	1,618,959	$17.51
Granted	249,550	10.30
Forfeited or expired	(153,297)	20.09
Exercised	(13,500)	7.87

Outstanding at December 31, 2006	1,701,712	$16.30	5.2	$97

Vested and expected to vest as of December 31, 2006	1,671,228	$16.42	5.1	$97

Options exercisable as of December 31, 2006	1,430,876	$17.47	4.5	$97

(1)	These amounts represent the difference between the exercise price and $8.09, the closing price of Caraustar stock on December 29, 2006 (the closing price closest to the last day of the quarter) as reported on the Nasdaq Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s nonvested PARS as of December 31, 2006 and changes during the twelve months ended December 31, 2006, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2005	238,294	$16.95
Granted	281,550	10.09
Vested	(500)	17.05
Forfeited or expired	(29,350)	13.61

Nonvested at December 31, 2006	489,994	$13.21

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Results for the years ended December 31, 2005 and 2004 have not been restated to reflect compensation expense for employee stock options. Had compensation expense for employee stock options been determined based on the fair value at the grant date consistent with SFAS 123, the Company’s net income and earnings per share amounts for the years ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004
Net loss:
As reported	$(103,386)	(3,979)
Share-based employee compensation cost, net of related tax effects, included in net loss, as reported	527	1,047
Share-based employee compensation cost, net of related tax effects, under SFAS 123	(2,346)	(2,253)

Pro forma net loss, under SFAS 123	$(105,205)	(5,185)

Net loss available to common stockholders per share, as reported:
Basic	$(3.59)	(0.14)
Diluted	$(3.59)	(0.14)
Pro forma net loss per share, under SFAS 123:
Basic	$(3.66)	(0.18)
Diluted	$(3.66)	(0.18)

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	4.65%	4.34% — 4.49%	3.88% — 4.31%
Expected dividend yield	0%	0%	0%
Expected option lives	8 years	8 years	8-10 years
Expected volatility	44%	41 — 43%	40%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since the Company’s debt agreements contain certain limitations on the payment of dividends and currently preclude the Company from doing so. As required by SFAS 123R, the Company will adjust the estimated forfeiture rate based upon actual experience.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

11. Pension Plan and Other Postretirement Benefits

Adoption of SFAS No. 158

Effective December 31, 2006, the Company adopted SFAS No. 158 which requires the Company’s Consolidated Balance Sheet reflect the funded status of the defined benefit pension plan (the “Pension Plan”), the Supplemental Executive Retirement Plan (“SERP”) and Other Postretirement Benefits plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The impact of adopting SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006 is shown below:

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Other assets (long-term)	$14,438	$(2,354)	$12,084
Total assets	626,629	(2,354)	624,275

Other accrued liabilities	26,698	760	27,458
Total current liabilities	109,714	760	110,474

Deferred income taxes	47,120	(3,805)	43,315
Pension liability	34,588	4,266	38,854
Other liabilities (long-term)	7,231	2,632	9,863
Accumulated other comprehensive loss	(20,583)	(6,208)	(26,791)
Total liabilities and shareholders' equity	626,629	(2,354)	624,275

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit Pension Plan. The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. The Company made no contributions to the Pension Plan in 2006, a $13.1 million contribution in 2005 and no contributions in 2004. Based on estimates at December 31, 2006, the Company will make contributions between $13.4 million and $16.7 million during calendar year 2007.

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

Certain executives participate in a SERP which provides retirement benefits to participants based on average compensation and years of credited service. Certain executives were given credited service for prior industry services. The SERP is unfunded at December 31, 2006 and 2005. The Company made contributions of $420 thousand in 2006 and no contributions in 2005 and 2004. The Company expects to make contributions of $278 thousand in 2007.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	SERP			Pension Plan
	2006	2005	2004	2006	2005	2004
Service cost of benefits earned	$330	$280	$205	$2,666	$3,060	$5,728
Interest cost on projected benefit obligation	521	423	336	6,973	6,764	5,699
Settlement and curtailment	—	—	—	108	684	96
Expected return on plan assets	—	—	—	(7,171)	(6,412)	(6,380)
Amortization of prior service cost	83	83	2	311	394	354
Amortization of net loss	139	49	38	4,398	4,568	3,017
Amortization of transition obligation	114	114	114	—	—	—

Net pension expense	$1,187	$949	$695	$7,285	$9,058	$8,514

Total net pension expense for 2007 is estimated to be $1.2 million for the SERP and $4.6 million for the Pension Plan. The following amounts in accumulated other comprehensive income are expected to be recognized as components of the 2007 net pension expense:

	SERP	Pension Plan
Estimated actuarial loss	$107	$2,673
Prior service cost	87	277
Transition obligation	114	—

Below is a summary of benefits for the Pension and SERP plans that the Company expects to pay over the next ten years (in thousands):

Years	SERP	Pension Plan
2007	$278	$5,084
2008	$278	$5,423
2009	$278	$6,000
2010	$278	$6,469
2011	$512	$6,871
2012-2016	$4,333	$43,360

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The table below presents various obligation, plan asset and financial statement information for the Pension Plan and the SERP as of the Company’s measurement date, December 31, 2006 and 2005 (in thousands):

	SERP		Pension Plan
	2006	2005	2006	2005
Change in benefit obligation:
Projected benefit obligation at end of prior year	$9,096	$6,319	$124,473	$102,712
Service cost	330	280	2,666	3,060
Interest cost	521	424	6,973	6,765
Actuarial (Gain) loss	42	1,096	(6,165)	16,238
Curtailment	—	—	(83)	—
Plan amendments	55	977	356	894
Benefits paid	(420)	—	(5,713)	(5,196)

Projected benefit obligation at end of year	$9,624	$9,096	$122,507	$124,473

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$86,858	$72,096
Actual return on plan assets	—	—	11,869	6,858
Employer contributions	420	—	—	13,100
Benefits paid	(420)	—	(5,713)	(5,196)

Fair value of plan assets at end of year	$—	$—	$93,014	$86,858

Funded status of the plans:
Ending funded status	$(9,624)	$(9,096)	$(29,493)	$(37,615)
Unrecognized transition obligation	N/A	683	N/A	—
Unrecognized prior service cost	N/A	931	N/A	1,513
Unrecognized net actuarial loss	N/A	2,323	N/A	49,865

Net amount recognized	$(9,624)	$(5,159)	$(29,493)	$13,763

Amounts recognized in the balance sheet:
Accrued benefit liability	$(9,624)	$(6,368)	$(29,493)	$(35,509)
Intangible asset	N/A	1,209	N/A	1,513
Deferred tax asset	N/A	—	N/A	18,081
Accumulated other comprehensive loss	N/A	—	N/A	29,678

Net amount recognized	$(9,624)	$(5,159)	$(29,493)	$13,763

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$9,624	$9,096	$122,507	$124,473
Accumulated benefit obligation	6,762	6,368	120,765	122,367
Plan assets	—	—	93,014	86,858

Amounts in accumulated other comprehensive loss net of tax:
Transition obligation	$353		$—
Prior service cost	559		900
Net actuarial loss	1,381		21,469

Total	$2,293		$22,369

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

As of December 31, 2005, in accordance with SFAS No. 87, the Company recorded an additional minimum pension liability related to its Pension Plan and SERP plan representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. The Company’s additional minimum liability for its Pension Plan was $49.3 million at December 31, 2005. The December 31, 2005 additional minimum liability was offset by an intangible asset of $1.5 million which represented the unrecognized prior service cost. The additional minimum liability for the SERP totaled $1.2 million at December 31, 2005. The December 31, 2005 additional liability for the SERP was offset by an intangible asset of $1.2 million.

The determination of the Company’s pension expense and benefit obligation is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions used to determine the projected benefit obligations as of December 31, 2006 and 2005:

	SERP		Pension Plan
	2006	2005	2006	2005
Weighted average discount rate	5.85%	5.75%	6.05%	5.75%
Weighted average rate of compensation increase	4.00%	4.00%	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended December 31, 2006, 2005 and 2004:

	SERP			Pension Plan
	2006	2005	2004	2006	2005	2004
Weighted average discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Weighted average expected rate of return on plan assets	N/A	N/A	N/A	8.50%	8.50%	9.00%
Weighted average rate of compensation increase	4.00%	3.00%	3.00%	3.00%	3.00%	3.00%

In developing the weighted average discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis was 6.05% and 5.75% at December 31, 2006 and December 31, 2005. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from the Company’s actuaries, the Company concluded that a discount rate of 6.05% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related current and former participating employees in the Company’s pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2006, projected benefit obligation of approximately $4.2 million and would change estimated 2007 net pension expense by approximately $503 thousand.

In developing the Company’s weighted average expected rate of return on plan assets, the Company evaluated such criteria as return expectations by asset class, historical returns by asset class and long-term inflation assumptions. The Company’s expected weighted average rate of return was based on an asset allocation assumption of 51% equity, 30% fixed income and a 19% investment in a portfolio of hedge funds. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. The Company concluded that the expected weighted average rate of return of 8.5% for the years ended December 31, 2006 and 2005 is appropriate. Subsequent to December 31, 2006, the Company changed its asset allocation by reducing its allocation in the hedge fund portfolio and increased its allocation to fixed income and equity investments. This change in asset allocation will result in a lower expected rate of return of 8.0% for 2007 and future years.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

A 0.25% change in the weighted average expected rate of return would change estimated 2007 net pension expense by $300 thousand.

The Company’s pension plan weighted-average asset allocations as of December 31, 2006 and 2005, respectively, were as follows:

	2006	2005
Large capitalization U.S. equity	29%	31%
Small capitalization U.S. equity	10%	10%
International equity	13%	13%

Total equity	52%	54%

Portfolio of hedge funds	18%	21%

Short term fixed	5%	—
Fixed income (intermediate-term maturities)	25%	25%

Total fixed income	30%	25%

The Company’s investment policy includes the following objectives:

•	Provide a long-term investment return greater than the actuarial assumptions.
•	Maximize investment return commensurate with appropriate levels of risk.
•	Comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

The Company’s policy is to allocate Pension Plan funds based on percentages for each major asset category as follows:

Large capitalization U.S. equity	30%
Small capitalization U.S. equity	10%
International equity	15%

Total equity	55%

Portfolio of hedge funds	20%

Short-term fixed	5%
Fixed income (intermediate-term maturities)	20%

Total fixed income	25%

The Company’s actual investment allocation at December 31, 2006 approximates the policy above.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 158.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004 included the following components (in thousands):

	2006	2005	2004
Service cost of benefits earned	$33	$37	$24
Interest cost on accumulated postretirement benefit obligation	354	359	311
Amortization	184	107	(157)

Net periodic postretirement benefit cost	$571	$503	$178

Postretirement benefits totaling $151 thousand, $407 thousand and $578 thousand were paid during 2006, 2005 and 2004, respectively. Contributions of $503 thousand are estimated for 2007.

Below is a summary of post retirement benefits that the Company expects to pay over the next ten years (in thousands):

Years	Post Retirement Benefits
2007	$503
2008	$507
2009	$528
2010	$533
2011	$516
2012-2016	$2,400

The accrued postretirement benefit cost as of December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Change in benefit obligation:
Projected benefit obligation at end of prior year	$6,317	$5,753
Service cost	33	37
Interest cost	354	359
Actuarial (gain) loss	(129)	626
Amendments	(153)	(51)
Benefits paid	(151)	(407)

Projected benefit obligation at end of year	$6,271	$6,317

Funded status	$(6,271)	$(6,317)
Unrecognized prior service cost	N/A	(905)
Unrecognized net actuarial loss	N/A	4,492

Net amount recognized in balance sheet	$(6,271)	$(2,730)

Amounts in accumulated other comprehensive loss:
Prior service cost	$(518)
Net actuarial loss	2,453

Total	$1,935

The accumulated postretirement benefit obligations at December 31, 2006 and 2005 were determined using a weighted average discount rate of 5.90% and 5.65%, respectively. The rate of increase in the costs of covered

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

health care benefits is assumed to be 9.0% in 2007 decreasing to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $624 thousand and $530, respectively, and this would have increased or decreased net periodic postretirement benefit cost by approximately $40 thousand and $34 thousand, respectively, for the year ended December 31, 2006.

401(k) Retirement Savings Plan

The Company sponsors and maintains a 401(k) retirement savings plan that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. During 2004, the Company matched 50% of contributions up to a maximum of 6% of compensation as defined by the 401(k) Plan. During 2005 and 2006, the 401(k) plan matched 100% of contributions up to 3% of an employee’s salary and 50% of all contributions that are greater than 3% of the employee’s salary but less than or equal to 5% of an employee’s salary. In addition and pursuant to the Company’s defined contribution plan effective January 1, 2005, the Company will make an additional contribution to all non-union employees 401(k) accounts based upon the employee’s years of service ranging from 1% for employees with less than 5 years of service up to 4% for employees with 25 or more years of service. During the years ended December 31, 2006, 2005, and 2004, the Company recorded matching expense of approximately $5.4 million, $5.7 million, and $3.8 million, respectively, related to the 401(k) Plan.

12. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.

The (benefit) provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	2006	2005	2004
Current:
Federal	$1,600	$—	$598
State	226	695	124
Foreign	159	—	—

	1,985	695	722
Deferred	23,702	(32,951)	(2,256)

	$25,687	$(32,256)	$(1,534)

Income tax expense (benefit) is included in accompanying consolidated statement of operations as follows:

	2006	2005	2004
Continuing Operations:
Current federal and state	$2,175	$695	$722
Deferred federal and state	25,459	(30,417)	(2,136)

Tax expense (benefit)	27,634	(29,722)	(1,414)

Discontinuing Operations:
Current federal and state	(190)	—	—
Deferred federal and state	(1,757)	(2,534)	(120)

Tax expense (benefit)	(1,947)	(2,534)	(120)

Total income tax expense (benefit)	$25,687	$(32,256)	$(1,534)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The effective tax rate on income (loss) from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	2006	2005	2004
Federal	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.7)%	(1.4)%	(2.5)%
Non-deductible impaired goodwill	0.0%	(9.5)%	0.0%
Other	0.7%	(0.3)%	(3.9)%

Effective tax rate	35.0%	23.8%	28.6%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Deferred income tax assets:
Deferred employee benefits	$240	$324
Postretirement benefits other than pension	3,835	1,486
Post employment benefits	14,666	15,701
Accounts receivable	890	679
Insurance	2,423	3,344
Tax loss carryforwards and credits	25,132	54,813
Inventories	1,703	2,121
Other	2,478	3,078

Total deferred income tax assets	51,367	81,546

Deferred income tax liabilities:
Depreciation and amortization	(68,260)	(74,008)
Losses on contractual sales commitments	—	(2,554)

Total deferred income tax liabilities	(68,260)	(76,562)

Valuation allowance	(17,150)	(13,424)

Net deferred tax liability	$(34,043)	$(8,440)

Amounts recognized in balance sheet:
Current deferred tax assets	$9,272	$40,259
Deferred income taxes	(43,315)	(48,699)

Net deferred tax liability	$(34,043)	$(8,440)

The tax effect of the Company’s federal net operating loss carry forward was $1.5 million and $35.8 million at December 31, 2006 and December 31, 2005, respectively. The Company utilized $34.3 million of federal net operating loss carryforward during 2006. The tax effect of the Company’s state net operating loss carry forward was $20.7 million and $17.6 million at December 31, 2006 and 2005, respectively, and these losses will expire in varying amounts between 2007 and 2026. The Company has a valuation allowance related to state losses of $15.8 million at December 31, 2006, which increased by $3.8 million from $12.0 million at December 31, 2005, for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $1.3 million and $1.4 million at December 31, 2006 and 2005, respectively, which will expire in varying amounts between 2007 and 2020. The Company has a valuation allowance related to

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

state tax credits of $1.3 million and $1.4 million at December 31, 2006 and 2005, respectively, for estimated future impairment related to the state tax credit carryforwards. Liabilities of $1.4 million and $1.1 million were recorded at December 31, 2006 and 2005 related to certain tax contingencies. The liabilities were recorded for state and federal tax positions for which a negative outcome is expected.

13. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Sales	$263,881	$262,673	$248,262	$215,102
Cost of sales	226,551	224,184	213,803	189,844
Income (loss) from continuing operations before income taxes and minority interest	125,963	(24,136)	(4,701)	(18,224)
Loss from discontinued operations before income taxes	(1,411)	(72)	(1,961)	(2,337)
Net income (loss)	80,652	(15,756)	(5,072)	(12,492)
Diluted income (loss) per common share	$2.79	$(0.54)	$(0.17)	$(0.43)
2005
Sales	$246,433	$242,769	$239,701	$238,726
Cost of sales	209,474	206,351	209,713	210,049
(Loss) income from continuing operations before income taxes and minority interest	460	3,647	(1,125)	(128,031)
(Loss) income from discontinued operations before income taxes	432	67	1,320	(12,685)
Net (loss) income	454	114	45	(103,999)
Diluted (loss) income per common share	$0.02	$0.00	$0.00	$(3.61)

14. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and one facility that manufactures clay-coated recycled paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite cans. The folding carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 6.7%, 7.1% and 6.4% of the Company’s sales for 2006, 2005 and 2004, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The following table presents certain business segment information as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Sales (aggregate):
Paperboard	$433,795	$465,701	$468,193
Recovered fiber	204,336	168,759	147,398
Tube, core and composite container	372,548	378,885	373,531
Folding carton and custom packaging	236,111	229,868	236,204

Total	$1,246,790	$1,243,213	$1,225,326

Sales (intersegment):
Paperboard	$163,780	$187,046	$186,191
Recovered fiber	87,000	82,579	65,025
Tube, core and composite container	5,143	5,119	4,927
Folding carton and custom packaging	949	840	1,182

Total	$256,872	$275,584	$257,325

Sales (external customers):
Paperboard	$270,015	$278,655	$282,002
Recovered fiber	117,336	86,180	82,373
Tube, core and composite container	367,405	373,766	368,604
Folding carton and custom packaging	235,162	229,028	235,022

Total	$989,918	$967,629	$968,001

Income (loss) from operations:
Paperboard (A)	$(10,948)	$(70,102)	$26,581
Recovered fiber (B)	4,381	253	3,897
Tube, core and composite container (C)	5,936	6,700	11,318
Folding carton and custom packaging (D)	(4,329)	(36,812)	(6,519)

	(4,960)	(99,961)	35,277
Corporate expense (E)	(24,724)	(23,281)	(23,208)

Income (loss) from operations	(29,684)	(123,242)	12,069
Interest expense	(25,913)	(41,961)	(42,160)
Interest income	3,829	2,629	948
Equity in income of unconsolidated affiliates	5,613	37,043	25,251
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—
Loss on redemption of senior subordinated notes	(10,272)	—	—
Other, net	82	482	(1,046)

Income (loss) before income taxes and minority interest	78,902	(125,049)	(4,938)
Provision (benefit) for income taxes	(27,634)	29,722	1,414
Minority interest in (income) losses	(102)	273	(184)

Income (loss) from continuing operations	$51,166	$(95,054)	$(3,708)

Identifiable assets:
Paperboard	$138,176	$122,250	$253,118
Recovered fiber	25,585	24,969	24,472
Tube, core and composite container	123,222	137,190	147,830

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

	2006	2005	2004
Folding carton and custom packaging	129,112	134,372	165,605
Corporate	208,180	363,686	368,126
Discontinued operations	—	76,665	—

Total	$624,275	$859,132	$959,151

Depreciation and amortization:
Paperboard	$8,024	$12,861	$14,735
Recovered fiber	773	728	765
Tube, core and composite container	5,435	5,361	5,429
Folding carton and custom packaging	9,053	6,738	6,188
Corporate	886	2,094	1,465
Discontinued operations	—	711	1,507

Total	$24,171	$28,493	$30,089

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$14,880	$11,945	$9,184
Recovered fiber	878	911	511
Tube, core and composite container	1,546	3,387	5,254
Folding carton and custom packaging	7,350	2,693	2,771
Corporate	13,216	4,743	2,070
Discontinued operations	299	593	1,101

Total	$38,169	$24,272	$20,891

(A)	Results for 2006, 2005 and 2004 include charges to operations for restructuring and impairment costs of $29.5 million, $83.3 million and $1.5 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the paperboard segment. Results for 2004 also include a $10.3 million gain on sale of real estate.
(B)	Results for 2006, 2005 and 2004 include charges and (reversals of charges) to operations for restructuring and impairment costs of ($39) thousand, $20 thousand and $414 thousand, respectively, related to closing and consolidating operations and impairment of fixed assets in the recovered fiber segment.
(C)	Results for 2006, 2005 and 2004 include charges to operations for restructuring and impairment costs of $4.3 million, $1.3 million and $1.1 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the tube, core and composite container segment.
(D)	Results for 2006, 2005 and 2004 include charges to operations for restructuring and impairment costs of $4.0 million, $40.8 million and $6.5 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the folding carton and custom packaging segment. Results for 2005 also include a charge of $39.4 million for the impairment of goodwill.
(E)	Results for 2006, 2005 and 2004 include charges to operations of $8 thousand, $25 thousand and $1.9 million related to the centralization of the accounting and finance operations.

15. Restructuring and Impairment Costs

2006 Restructuring Initiatives

In January 2006, the Company announced the permanent closure of its Birmingham carton plant located in Birmingham, Alabama. For the year ended December 31, 2006, the Company recorded charges of $211 thousand for severance and other termination benefits and charges of $231 thousand for other exit costs. The Company

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

made payments for severance and other termination benefits of $211 thousand and payments for other exit costs of $175 thousand, leaving an accrual balance of $56 thousand related to a lease. To facilitate the transition of customers to other facilities, the Birmingham carton plant ceased operations at the end of the second quarter of 2006. The Company expects to incur an additional $10 thousand of other exit costs related to the closure of this facility and will complete this plan by the end of 2007 upon satisfaction of the lease obligation.

In April 2006, the Company announced the permanent closure of its Danville tube plant located in Danville, Virginia. Most of the customers of the Danville tube plant were transitioned to the Company’s other tube plants. For the year ended December 31, 2006, the Company recorded $843 thousand of severance and other termination benefits and $86 thousand of other exit costs. The Company made payments for severance and other termination benefits of $843 thousand and $86 thousand for other exit costs. There was no accrual balance as of December 31, 2006. The Company expects to incur an additional $56 thousand of other exit costs related to the closure of this facility. This plan will be completed upon sale of the location’s real estate, which the Company is currently marketing.

In May 2006, the Company announced the permanent closure of its Mentor carton plant located in Mentor, Ohio. Most of the customers of the Mentor carton plant were transitioned to the Company’s other carton operations. For the year ended December 31, 2006, the Company recorded $817 thousand of severance and other termination benefits and $1.1 million of other exit costs and $50 thousand of impairment related to fix assets. The Company made payments for severance and other termination benefits of $817 thousand and payments of $1.0 million for other exit costs, leaving and accrual balance of $25 thousand for other exit costs. With the sale of the real estate in the fourth quarter of 2006, this plan is complete with the exception of paying for 2 remaining leased assets and the Company does not expect to incur any additional charges related to this plan.

In 2006, the Company recorded an impairment charge of $1.3 million related to a tube and core facility located in Mexico City, Mexico, which the Company disposed of during the third quarter of 2006.

In August 2006, the Company ceased production of coated recycled paperboard at its Rittman, Ohio facility. The Company recorded and paid $1.8 million of severance and other termination benefits and $1.6 million of other exit costs; there was no accrual balance as of December 31, 2006. The Company expects to incur an additional $2.3 million of other exit costs. This plan will be complete upon the sale the location’s real estate, which the Company is currently marketing.

In August 2006, the Company announced a plan to restructure certain functions within its tube, core and composite container segment. The restructuring will allow the Company to streamline sales and marketing efforts, consolidate and outsource certain engineering costs and close duplicative administrative facilities. During the year ended December 31, 2006, the Company recorded $894 thousand of severance and other termination benefits and $216 thousand of other exit costs. The Company made payments for severance and other termination benefits of $242 thousand and other exits costs of $216 thousand. The Company expects to incur an additional $75 thousand of other exit costs. The Company settled a real estate lease in December 2006, the Company expects no further charges related to this plan and this plan is complete.

In October 2006, the Company announced the permanent closure of its Reading paperboard mill, located in Sinking Springs, Pennsylvania. The production volume, most of which was sold internally, were transitioned to the Company’s other paperboard operations during the fourth quarter of 2006. During the year ended December 31, 2006, the Company recorded $417 thousand of severance and other termination benefits and $110 thousand of other exit costs. The Company paid $172 thousand for severance and other termination benefits and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

$110 thousand for other exit costs, leaving an accrual balance of $245 thousand for severance and other termination benefits. The Company expects to incur additional charges of $100 thousand of other exit costs. This plan will be completed upon sale of the location’s real estate, which the Company is currently marketing.

In November 2006, the Company announced the permanent closure of its York, Pennsylvania carton facility. The Company is currently transitioning this facility’s customers to other carton facilities and expects to cease operations during the first quarter of 2007. During the year ended December 31, 2006, the Company recorded $205 thousand of severance and other termination benefits and paid $8 thousand of severance and other termination benefits leaving an accrual balance of $197 thousand as of December 31, 2006. The Company expects to incur and additional $310 thousand of severance and other termination benefits and $380 thousand of other exit costs. This plan will be complete upon sale of the location’s real estate, which the Company is currently marketing.

In December 2006, the Company announced the permanent closure of its Vacaville, California tube and core facility. The Company is currently transitioning this facility’s customers to other facilities and will cease operations during the first quarter of 2007. During the year ended December 31, 2006, the Company recorded $28 thousand of severance and other termination benefits. The Company expects to incur an additional $32 thousand of severance and other termination benefits and $268 thousand of other exit costs. This plan will be complete upon the settlement of a lease obligation.

In December 2006, the Company announced the permanent closure of its Grand Rapids, Michigan tube and core facility. The Company is currently transitioning this facility’s customers to other facilities and will cease operations during the second quarter of 2007. During the year ended December 31, 2006, the Company recorded and paid $59 thousand of severance and other termination benefits. The Company expects to incur an additional $100 thousand of severance and other termination benefits and $15 thousand of other exit costs. The plan will be complete upon the settlement of lease obligations.

Also included in the 2006 restructuring and other impairment costs was a net loss of $3.3 million for other disposals of production machinery and equipment.

2005 Restructuring Initiatives

In June 2005, the Company announced the permanent closure of its Palmer carton plant located in Thorndike, Massachusetts. During the year ended December 31, 2005, the Company recorded a $427 thousand charge for severance and other termination benefits and a $186 thousand charge for other exit costs. The Company paid $360 thousand for severance and other termination benefits and $165 thousand for other exit costs, leaving accruals for severance and other termination benefits and other exit costs of $67 thousand and $21 thousand, respectively. During the year ended December 31, 2006, the Company paid $67 thousand of severance and other exit costs, recorded $320 thousand of other exit costs and paid $341 thousand related to other exit costs. There was no accrual balance as of December 31, 2006. Substantially all of Palmer carton’s production was transferred to the Company’s other carton operations. As of December 31, 2006, this restructuring plan was substantially complete except for the sale of property, which the Company expects to complete in the second quarter of 2007.

In September 2005, the Company announced the permanent closure of its Mobile, Alabama tube and core facility. During the year ended December 31, 2005, the Company recorded a $235 thousand charge for severance and other termination benefits and a $734 thousand charge for other exit costs, which includes a $716 thousand charge for an ongoing lease. The Company paid $120 thousand for severance and other termination benefits and $18 thousand for other exit costs, leaving accruals for severance and other termination benefits and other exit costs

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

of $115 thousand and $716 thousand, respectively. During the year ended December 31, 2006, the Company reversed an accrual related to severance and other exit costs of $72 thousand and paid $43 thousand of severance and other termination benefits. Also during the year ended December 31, 2006, the Company reversed an accrual related to other exit costs of $540, recorded $14 thousand of other exit costs and paid $190 thousand related to other exit costs. During the year ended December 31, 2006 the Company settled its real estate lease obligation. Substantially all of Mobile’s production was transferred to the Company’s other tube and core operations. As of December 31, 2006, this restructuring plan was complete and no additional charges are expected.

In October 2005, the Company announced the permanent closure of its DeQuincy, Louisiana tube and core facility. During the year ended December 31, 2005, the Company recorded a $95 thousand charge for severance and other termination benefits and a $44 thousand charge for other exit costs. The Company paid $18 thousand of severance and other termination benefits and $44 thousand of other exit costs, leaving an accrual for severance and other termination benefits of $77 thousand at December 31, 2005. During the year ended December 31, 2006, the Company recorded $45 thousand of severance and other termination benefits, paid $122 thousand of severance and other termination benefits and recorded and paid $69 thousand of other exit costs. Substantially all of DeQuincy’s production was transferred to the Company’s other tube and core operations. As of December 31, 2006, there was no accrual balance. The Company expects to incur approximately $92 thousand of other exit costs. This restructuring plan is essentially complete pending the sale of real estate, which the Company is currently marketing.

In December 2005, the Company decided to exit the Company’s coated recycled paperboard and the specialty packaging business. As a result of exiting these two lines of business, the Company recorded impairment to goodwill of $49.9 million and impairment to the coated recycled paperboard business fixed assets of $74.4 million in 2005. During the year ended December 31, 2006, the Company recorded additional impairment of $16.9 million related to the Company’s coated recycled paperboard business and decided to retain its Tama, Iowa coated recycled paperboard facility.

Also included in the 2005 restructuring and other impairment costs was a net reversal of $487 thousand loss for other disposals of production machinery and equipment.

2004 Restructuring Initiatives

In January 2004, the Company announced the permanent closure of the Cedartown paperboard mill located in Cedartown, Georgia. During the year ended December 31, 2004, the Company recorded a $500 thousand impairment charge for assets, a $188 thousand charge for severance and other termination benefits and a $621 thousand charge for other exit costs. All of these costs were paid during 2004 and no accrual remained as of December 31, 2004. As of December 31, 2004, there were no employees remaining at the mill. Substantially all of Cedartown’s paperboard production was transferred to the Company’s other paperboard mills. As of December 31, 2006, the exit plan for Cedartown was complete except for the sale of the property, which the Company is currently marketing.

In January 2004, the Company initiated a plan to centralize the accounting and finance operations to the Company’s headquarters located in Austell, Georgia. This plan was initiated to enhance the accounting control environment and reduce costs. During the year ended December 31, 2004, the Company recorded a charge of approximately $1.7 million for other exit costs related to consulting fees and relocation expenses and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

$199 thousand for severance and other termination benefits in connection with this plan. Severance and other termination benefit costs of $74 thousand were paid and all other exit costs were paid during the period. An accrued liability of $125 thousand remained related to severance and other termination benefits as of December 31, 2004. During the year ended December 31, 2005, the Company reversed an accrual related to severance and other termination benefits for $17 thousand, paid $108 thousand of severance and other termination benefits and incurred and paid $43 thousand of other exit costs. This plan was completed in 2005 and no additional charges are expected.

In June 2004, the Company announced the permanent closure of its Charlotte, North Carolina carton facility. During the year ended December 31, 2004, the Company recorded $499 thousand of severance and other termination benefits and $381 thousand of other exit costs and paid $286 thousand of severance and other termination benefits and $381 thousand of other exit costs, leaving an accrual of $213 thousand for severance and other termination benefits. During the year ended December 31, 2005, the Company paid $204 thousand of severance and other termination benefits and incurred and paid $345 thousand of other exit costs, leaving and accrual balance of $9 thousand for severance and other termination benefits. Also during 2005, the Company sold the real estate related to this facility and reduced restructuring and impairment costs by $432 thousand. During the year ended December 31, 2006, the Company paid $9 thousand of severance and other termination benefits and recorded and paid $6 thousand of other exit costs. Substantially all of Charlotte Carton’s production was transferred to the Company’s other carton facilities. As of December 31, 2006, this plan was complete and no additional charges are expected.

In June 2004, the Company announced the permanent closure of its Georgetown, Kentucky plastics plant. During the year ended December 31, 2004, the Company recorded $141 thousand of severance and other termination benefits and $163 thousand of other exit costs and paid $61 thousand of severance and other termination benefits and $163 thousand of other exit costs, leaving an accrual of $80 thousand for severance and other termination benefits. During the year ended 2005, the Company reversed an accrual related to severance and other termination benefits for $46 thousand, paid $34 thousand of severance and other termination benefits and incurred, and paid $49 thousand of other exit costs and an impairment charge of $16 thousand. As of December 31, 2005, the accrual balance was zero. During the year December 31, 2006, the Company recorded and paid $28 thousand of other exit costs. Substantially all of Georgetown’s production was transferred to the Company’s plastics manufacturing facility in Union, South Carolina. The Company expects to incur approximately $20 thousand of other exit costs. As of December 31, 2006, this plan was complete except for the sale of the property, which the Company is currently marketing.

In August 2004, the Company announced the permanent closure of its puzzle manufacturing operations component of its specialty converting plant in Mooresville, North Carolina. During the year ended December 31, 2004, the Company recorded $166 thousand of severance and other termination benefits and $407 thousand of other exit costs and paid $104 thousand of severance and other termination benefits and $58 thousand of other exit costs, leaving an accrual of $62 thousand for severance and other termination benefits and an accrual of $349 thousand for other exit costs. During the year ended December 31, 2005, the Company paid $62 thousand of severance and other termination benefits, paid $114 thousand of other exit costs and reversed $105 thousand of other exit costs related to a $130 thousand lease liability that was settled during 2006. As of December 31, 2006, this plan was complete and no additional charges are expected.

In November 2004, the Company initiated a plan to reorganize the management structure of the Custom Packaging Group. During the year ended December 31, 2004, the Company recorded a charge of approximately $765 thousand for severance and other termination benefits in connection with this plan. Severance and other

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

termination benefits of $164 thousand were paid during the year ended December 31, 2004, leaving an accrual of $601 thousand related to severance and other termination benefits. During the year ended December 31, 2005 the Company reversed an accrual $47 thousand and paid $554 thousand of severance and other termination benefits. There was no accrual balance at December 31, 2006, this plan was complete and no additional charges are expected.

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

Also included in the 2004 restructuring and other impairment costs was a net loss of $2.1 million for other disposals of production machinery and equipment.

Previous Restructuring Initiatives

In connection with a restructuring plan that was initiated prior to January 1, 2004, the Company recorded $154 thousand of impairment related to real estate, $458 thousand of severance and other termination benefits and recorded $266 thousand of other exit costs. The Company paid $331 thousand of severance and other termination benefits and $227 thousand of other exit costs. The remaining accrual balance for this initiative is $2.2 million. The Company expects to incur an additional $212 thousand of other exit costs. This plan is essentially complete except for settlement of a pension liability and sale of real estate, which the Company is currently marketing.

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2003		$302	$4,230	$4,532

2004 costs	$12,673	4,589	4,444	9,033	$21,706

Expenditures and adjustment		(1,175)	(5,924)	(7,099)

Liability balance, December 31, 2004		$3,716	$2,750	$6,466

2005 costs	$73,928	640	1,031	1,671	$75,599

Expenditures		(2,093)	(2,914)	(5,007)

Liability balance, December 31, 2005		$2,263	$867	$3,130

2006 costs	$28,563	5,682	3,484	9,166	$37,729

Expenditures		(4,699)	(4,270)	(8,969)

Liability balance, December 31, 2006		$3,246	$81	$3,327

(1)

Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the Statements of Operations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The following tables summarize restructuring activities by segment for those plans initiated during 2006, 2005, and 2004, which were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands).

2003 Restructuring Initiatives:	Cost in 2003	Cost in 2004	Cost in 2005	Cost in 2006	Estimated Cost to Complete Initiatives as of December 31, 2006	Total Estimated Cost of the Initiatives as of December 31, 2006
Mill Segment	$4,433	$23	$—	$—	$—	$4,456
Recovered Fiber Segment	609	414	(59)	—	—	964
Carton and Custom Packaging Segment	6,712	3,992	381	839	212	12,136

	$11,754	$4,429	$322	$839	$212	$17,556

2004 Restructuring Initiatives:	Cost in 2004	Cost in 2005	Cost in 2006	Estimated Cost to Complete Initiatives as of December 31, 2006	Total Estimated Cost of the Initiatives as of December 31, 2006
Mill Segment	$10,647	$(105)	$—	$—	$10,542
Carton and Custom Packaging Segment	1,645	(133)	6	—	1,518
Tube, Core and Composite Container Segment	529	(8)	28	18	567
Corporate	1,944	26	—	—	1,970

	$14,765	$(220)	$34	$18	$14,597

2005 Restructuring Initiatives:	Cost in 2005	Cost in 2006	Estimated Cost to Complete Initiatives as of December 31, 2006	Total Estimated Cost of the Initiatives as of December 31, 2006
Mill Segment	$—	$—	$—	$—
Tube, Core and Composite Container Segment	1,108	(485)	70	693
Carton and Custom Packaging Segment	613	321	—	934

	$1,721	$(164)	$70	$1,627

2006 Restructuring Initiatives:	Cost in 2006	Estimated Cost to Complete Initiatives as of December 31, 2006	Total Estimated Cost of the Initiatives as of December 31, 2006
Mill Segment	$27,798	$3,800	$31,598
Tube, Core and Composite Container Segment	2,459	586	3,045
Carton and Custom Packaging Segment	3,512	700	4,212

	$33,769	$5,086	$38,855

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

16. Disclosures About Fair Value of Financial Instruments

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of December 31, 2006 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% senior notes	26,861	27,243
7 3/8% senior notes	182,872	194,368

	$209,733	$221,611

17. Related Party Transactions

A former director and former Chairman of the Board of Directors is a shareholder in the firm of Robinson, Bradshaw & Hinson, P.A., the Company’s former principal outside legal counsel which performed services for the company during the last three years. The amounts of fees paid were $282 thousand, $777 thousand, and $993 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

A director of the Company’s Board of Directors is also the President and Chief Executive Officer of Printpack, Inc., a customer of the Company. The Company sold tubes and cores to Printpack, Inc. in the amounts of $5.5 million, $5.0 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The accounts receivable due from Printpack, Inc. as of December 31, 2006, 2005, and 2004 were $380 thousand, $302 thousand and $165 thousand, respectively. The accounts payable at December 31, 2006 and 2005 were $1 thousand and $61 thousand, respectively. There was no accounts payable outstanding at December 31, 2004.

The Company sold recovered fiber in the amounts of $38.4 million, $8.9 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, to Premier Boxboard, a 50%-owned joint venture. Accounts receivable due from Premier Boxboard were $4.5 million, $5.4 million and $150 thousand as of December 31, 2006, 2005 and 2004, respectively. The Company purchased paperboard totaling $3.0 million, $3.0 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, from Premier Boxboard. Payables due to Premier Boxboard were $493 thousand, $210 thousand and $700 thousand as of December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, Premier Boxboard paid marketing fees to Caraustar of approximately $2.4 million, $2.8 million, and $2.1 million, respectively.

The Company performs certain treasury functions on behalf of Premier Boxboard. As a result, the Company had a receivable due from Premier Boxboard of $1.7 million, $1.4 million, and $1.7 million as of December 31, 2006, 2005 and 2004, respectively.

18. Subsequent Event

On January 10, 2007, the Company announced the closure of its Lafayette paperboard mill located in Lafayette, IN. As a result of this announcement, an impairment charge of $6.9 million was recorded as of December 31, 2006. In addition to the impairment charge, the Company expects to incur approximately $3.1 million in severance and other closure costs during 2007.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Also on January 10, 2007, the Company announced the closures of four facilities in its Tube, Core, and Composite Container segment. The facilities are located in Amarillo, TX; Vacaville, CA; Grand Rapids, MI and Leyland, U.K. The Company expects to incur approximately $2.6 million in costs associated with these closures. Of this amount, approximately $1.2 million will be non-cash costs associated primarily with asset impairment charges. The remaining $1.4 million will be cash costs consisting primarily of severance and other employee related costs and costs associated with relocating equipment.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154	$88	$780	$—	$1,022
Intercompany funding	(161,221)	173,562	(12,341)	—	—
Receivables, net of allowances	—	81,763	3,814	—	85,577
Intercompany accounts receivable	—	8	111	(119)	—
Inventories	—	72,327	2,714	—	75,041
Refundable income taxes	172	—	—	—	172
Current deferred tax assets	9,272	—	—	—	9,272
Other current assets	4,154	3,588	612	—	8,354

Total current assets	(147,469)	331,336	(4,310)	(119)	179,438
PROPERTY, PLANT AND EQUIPMENT	31,897	514,532	23,842	—	570,271
Less accumulated depreciation	(12,564)	(280,086)	(14,016)	—	(306,666)

Property, plant and equipment, net	19,333	234,446	9,826	—	263,605
GOODWILL	—	124,072	3,502	—	127,574
INVESTMENT IN CONSOLIDATED SUBSIDIARIES	600,902	—	—	(600,902)	—
INVESTMENT IN UNCONSOLIDATED AFFILIATES	41,574	—	—	—	41,574
OTHER ASSETS	5,478	6,544	62	—	12,084

	$519,818	$696,398	$9,080	$(601,021)	$624,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	13,231	49,236	2,566	—	65,033
Intercompany accounts payable	—	111	8	(119)	—
Accrued interest	1,415	67	—	—	1,482
Accrued compensation	1,415	8,581	131	—	10,127
Capital lease obligations	517	27	—	—	544
Other accrued liabilities	11,661	15,179	618	—	27,458

Total current liabilities	34,069	73,201	3,323	(119)	110,474
LONG-TERM DEBT, less current maturities	251,892	8,200	—	—	260,092
LONG-TERM CAPITAL LEASE OBLIGATIONS	45	46	—	—	91
DEFERRED INCOME TAXES	30,118	11,697	1,500	—	43,315
PENSION LIABILITY	38,854	—	—	—	38,854
OTHER LIABILITIES	3,254	6,609	—	—	9,863
SHAREHOLDERS’ EQUITY:
Common stock	2,909	772	497	(1,269)	2,909
Additional paid-in capital	191,411	550,830	8,339	(559,169)	191,411
Retained (deficit) earnings	(7,502)	45,043	(6,138)	(38,905)	(7,502)
Accumulated other comprehensive (loss) income	(25,232)	—	1,559	(1,559)	(25,232)

Total Shareholders’ Equity	161,586	596,645	4,257	(600,902)	161,586

	$519,818	$696,398	$9,080	$(601,021)	$624,275

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,998	$63	$1,091	$—	$95,152
Intercompany funding	(123,246)	136,057	(12,811)	—	—
Receivables, net of allowances	—	86,098	4,963	—	91,061
Intercompany accounts receivable	—	285	389	(674)	—
Inventories	—	66,936	4,023	—	70,959
Refundable income taxes	56	—	—	—	56
Current deferred tax assets	40,259	—	—	—	40,259
Other current assets	18,723	2,716	174	—	21,613
Investment in unconsolidated affiliate	13,212	—	—	—	13,212
Assets held for sale	—	76,665	—	—	76,665

Total current assets	43,002	368,820	(2,171)	(674)	408,977
PROPERTY, PLANT AND EQUIPMENT	20,310	498,441	26,290	—	545,041
Less accumulated depreciation	(10,968)	(265,036)	(14,000)	—	(290,004)

Property, plant and equipment, net	9,342	233,405	12,290	—	255,037
GOODWILL	—	125,773	3,502	—	129,275
INVESTMENT IN CONSOLIDATED SUBSIDIARIES	608,968	—	—	(608,968)	—
INVESTMENT IN UNCONSOLIDATED AFFILIATES	44,037	—	—	—	44,037
OTHER ASSETS	15,192	6,592	22	—	21,806

	$720,541	$734,590	$13,643	$(609,642)	$859,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$85	$—	$—	$—	$85
Accounts payable	26,368	46,033	5,614	—	78,015
Intercompany accounts payable	—	389	285	(674)	—
Accrued interest	7,976	—	—	—	7,976
Accrued compensation	1,657	7,274	215	—	9,146
Capital lease obligations	527	15	—	—	542
Other accrued liabilities	8,055	26,129	527	—	34,711
Liabilities of assets held for sale	—	31,373	—	—	31,373

Total current liabilities	44,668	111,213	6,641	(674)	161,848
LONG-TERM DEBT, less current maturities	488,805	3,500	—	—	492,305
LONG-TERM CAPITAL LEASE OBLIGATIONS	520	41	—	—	561
DEFERRED INCOME TAXES	35,056	12,165	1,478	—	48,699
PENSION LIABILITY	41,877	—	—	—	41,877
OTHER LIABILITIES	1,219	4,227	—	—	5,446
SHAREHOLDERS’ EQUITY:
Common stock	2,879	772	523	(1,295)	2,879
Additional paid-in capital	192,673	550,619	9,167	(559,786)	192,673
Unearned compensation	(3,442)	—	—	—	(3,442)
Retained (deficit) earnings	(54,834)	52,053	(5,082)	(46,971)	(54,834)
Accumulated other comprehensive (loss) income	(28,880)	—	916	(916)	(28,880)

Total Shareholders’ Equity	108,396	603,444	5,524	(608,968)	108,396

	$720,541	$734,590	$13,643	$(609,642)	$859,132

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,214,966	$42,265	$(267,313)	$989,918
COST OF SALES	—	1,083,800	37,895	(267,313)	854,382
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,752	97,970	3,769	—	127,491
RESTRUCTURING AND IMPAIRMENT COSTS	—	36,466	1,263	—	37,729

Loss from operations	(25,752)	(3,270)	(662)	—	(29,684)
OTHER (EXPENSE) INCOME:
Interest expense	(25,503)	(406)	(4)	—	(25,913)
Interest income	3,828	1	—	—	3,829
Equity in income of consolidated affiliates	(8,066)	—	—	8,066	—
Equity in income of unconsolidated affiliates	5,613	—	—	—	5,613
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Loss on redemption of senior subordinated notes	(10,272)	—	—	—	(10,272)
Other, net	(129)	499	(390)	102	82

	100,718	94	(394)	8,168	108,586

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	74,966	(3,176)	(1,056)	8,168	78,902
PROVISION FOR INCOME TAXES	(27,634)	—	—	—	(27,634)
MINORITY INTEREST IN INCOME	—	—	—	(102)	(102)

INCOME (LOSS) FROM CONTINUING OPERATIONS	47,332	(3,176)	(1,056)	8,066	51,166
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(5,781)	—	—	(5,781)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	1,947	—	—	1,947

LOSS FROM DISCONTINUED OPERATIONS	—	(3,834)	—	—	(3,834)

NET INCOME (LOSS)	$47,332	$(7,010)	$(1,056)	$8,066	$47,332

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,218,901	$42,994	$(294,266)	$967,629
COST OF SALES	—	1,089,794	40,059	(294,266)	835,587
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,256	101,318	5,252	—	129,826
GOODWILL IMPAIRMENT	—	49,859	—	—	49,859
RESTRUCTURING AND IMPAIRMENT COSTS	27	75,493	79	—	75,599
GAIN ON SALE OF REAL ESTATE	—	—	—	—	—

Loss from operations	(23,283)	(97,563)	(2,396)	—	(123,242)
OTHER (EXPENSE) INCOME:
Interest expense	(41,592)	(367)	(2)	—	(41,961)
Interest income	2,628	1	—	—	2,629
Equity in income of consolidated affiliates	(108,389)	—	—	108,389	—
Equity in income of unconsolidated affiliates	37,043	—	—	—	37,043
Other, net	212	395	(125)	—	482

	(110,098)	29	(127)	108,389	(1,807)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND MINORITY INTEREST	(133,381)	(97,534)	(2,523)	108,389	(125,049)
BENEFIT FOR INCOME TAXES	29,722	—	—	—	29,722
MINORITY INTEREST IN INCOME	—	—	—	273	273

LOSS FROM CONTINUING OPERATIONS	(103,659)	(97,534)	(2,523)	108,662	(95,054)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	—	(10,866)	—	—	(10,866)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	2,534	—	—	2,534

LOSS FROM DISCONTINUED OPERATIONS	—	(8,332)	—	—	(8,332)

NET LOSS	$(103,659)	$(105,866)	$(2,523)	$108,662	$(103,386)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,204,391	$38,900	$(275,290)	$968,001
COST OF SALES	—	1,056,935	34,717	(275,290)	816,362
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,488	102,075	4,624	—	128,187
RESTRUCTURING AND IMPAIRMENT	1,945	19,761	—	—	21,706
GAIN ON SALE OF REAL ESTATE	—	10,323	—	—	10,323

(Loss) income from operations	(23,433)	35,943	(441)	—	12,069
OTHER (EXPENSE) INCOME:
Interest expense	(41,831)	(324)	(404)	399	(42,160)
Interest income	1,346	1	—	(399)	948
Equity in income of consolidated affiliates	34,655	—	—	(34,655)	—
Equity in income of unconsolidated affiliates	25,251	—	—	—	25,251
Other, net	(1,197)	406	(255)	—	(1,046)

	18,224	83	(659)	(34,655)	(17,007)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(5,209)	36,026	(1,100)	(34,655)	(4,938)
BENEFIT (PROVISION) FOR INCOME TAXES	1,414	—	—	—	1,414
MINORITY INTEREST IN LOSSES	—	—	—	(184)	(184)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,795)	36,026	(1,100)	(34,839)	(3,708)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	—	(391)	—	—	(391)
BENEFIT FROM INCOME TAXES OF DISCONTINUED OPERATIONS	—	120	—	—	120

LOSS FROM DISCONTINUED OPERATIONS	—	(271)	—	—	(271)

NET LOSS	$(3,795)	$35,755	$(1,100)	$(34,839)	$(3,979)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$475	$(3,423)	$(166)	$—	$(3,114)

Investing activities:
Purchases of property, plant and equipment	(11,601)	(26,539)	(29)	—	(38,169)
Proceeds from disposal of property, plant and equipment	—	3,670	(116)	—	3,554
Proceeds from sale of assets held for sale	—	26,336	—	—	26,336
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	14,841	—	—	—	14,841
Net proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates	2,920	—	—	—	2,920

Net cash provided by (used in) investing activities	143,561	3,467	(145)	—	146,883

Financing activities:
Proceeds from senior credit facility —revolver	74,027	—	—	—	74,027
Repayments for senior credit facility — revolver	(69,027)	—	—	—	(69,027)
Proceeds from senior credit facility — term loan	35,000	—	—	—	35,000
Repayments of short and long-term debt	(276,363)	—	—	—	(276,363)
Deferred debt costs	(1,139)	—	—	—	(1,139)
Payments of capital lease obligations	(485)	(19)	—	—	(504)
Issuances of stock, net of forfeitures	107	—	—	—	107

Net cash used in financing activities	(237,880)	(19)	—	—	(237,899)

Net (decrease) increase in cash and cash equivalents	(93,844)	25	(311)	—	(94,130)
Cash and cash equivalents at beginning of year	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of year	$154	$88	$780	$—	$1,022

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,527	$314	$1,078	$—	$23,919

Investing activities:
Purchases of property, plant and equipment	(4,743)	(18,909)	(620)	—	(24,272)
Proceeds from disposal of property, plant and equipment	—	18,542	—	—	18,542
Changes in restricted cash	(11,164)	—	—	—	(11,164)
Return of investment in unconsolidated affiliates	5,325	—	—	—	5,325
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash used in investing activities	(10,622)	(367)	(620)	—	(11,609)

Financing activities:
Repayments of short and long-term debt	(7,468)	—	—	—	(7,468)
Payments of capital lease obligations	(499)	(9)	—	—	(508)
Proceeds from swap agreement unwinds	826	—	—	—	826
Issuances of stock, net of forfeitures	236	—	—	—	236

Net cash used in financing activities	(6,905)	(9)	—	—	(6,914)

Net increase (decrease) in cash and cash equivalents	5,000	(62)	458	—	5,396
Cash and cash equivalents at the beginning of the year	88,998	125	633	—	89,756

Cash and cash equivalents at the end of the year	$93,998	$63	$1,091	$—	$95,152

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$32,405	$4,521	$(45)	$—	$36,881

Investing activities:
Purchases of property, plant and equipment	(2,070)	(18,118)	(703)	—	(20,891)
Proceeds from disposal of property, plant and equipment	—	13,739	133	—	13,872
Changes in restricted cash	(3,656)	—	—	—	(3,656)
Investment in unconsolidated affiliates	(160)	—	—	—	(160)

Net cash used in investing activities	(5,886)	(4,379)	(570)	—	(10,835)

Financing activities:
Repayments of short and long-term debt	(24,934)	(17)	—	—	(24,951)
Proceeds from swap agreement unwind	385	—	—	—	385
Issuances of stock, net of forfeitures	2,725	—	—	—	2,725

Net cash used in financing activities	(21,824)	(17)	—	—	(21,841)

Net increase (decrease) in cash and cash equivalents	4,695	125	(615)	—	4,205
Cash and cash equivalents at the beginning of the period	84,303	—	1,248	—	85,551

Cash and cash equivalents at the end of the period	$88,998	$125	$633	$—	$89,756

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 16, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

There was no material change to our internal control over financial reporting during the fourth quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

The following is our Independent Registered Public Accounting Firm’s and management’s reports on internal control over financial reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Caraustar Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

/s/    Deloitte & Touche LLP

Atlanta, Georgia

March 16, 2007

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has determined that as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting, as stated in their report which appears herein.

March 15, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained under the captions “Election of Directors” and “Governance of the Company” “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed with the SEC in connection with the Company’s 2007 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference in response to this Item 10.

The Board of Directors has determined that, Daniel P. Casey and Eric R. Zarnikow are “audit committee financial experts,” as that term is defined in SEC regulations. Specifically, the Board determined that each of Mr. Casey, by virtue of his background and experience as the retired chief financial officer of Gaylord Container Corporation, and Mr. Zarnikow by virtue of his senior financial management experience with The ServiceMaster Company and other businesses, has the following attributes:

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

The Company has a code of ethics that governs the conduct of the Company’s directors and all salaried employees, including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer. This code, which we call “Standards of Business Conduct,” is posted on our corporate website at www.caraustar.com, and we intend to post on our website any substantive changes to the code and any waivers granted under it to the specified officers. The Company also has a code of ethics, called “Standards of Business Conduct,” that governs the conduct of the Company’s hourly employees. The Standards of Business Conduct for hourly employees are similar to those for salaried employees, with modifications that we believe appropriately reflect the hourly employees’ different employment circumstances. These Standards are also posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11. The item captioned “Executive Compensation — Compensation Committee Report” shall be deemed to be “furnished” in this annual report on 10-K and not “filed,” in accordance with the rules of the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Information contained under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement is incorporated by reference in response to this Item 13.

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements of Premier Boxboard LLC, together with the Report of Independent Registered Public Accounting Firm thereon, is filed as Exhibit 99.01 and is incorporated by reference into Part II, Item 8.

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

c. Schedule II — Valuation and Qualifying Accounts and Reserves

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deduct- ions Allowed		Balance at End of Year
December 31, 2006
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$2,272	$1,474	$(1,543	)(a)	$2,203
Allowance for sales returns and discounts	1,121	4,151	(4,413	)(b)	859

Total	$3,393	$5,625	$(5,956)		$3,062

December 31, 2005
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$3,147	$270	$(1,145	)(a)	$2,272
Allowance for sales returns and discounts	1,271	6,670	(6,820	)(b)	1,121

Total	$4,418	$6,940	$(7,965)		$3,393

December 31, 2004
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$4,235	$1,847	$(2,935	)(a)	$3,147
Allowance for sales returns and discounts	1,067	5,121	(4,917	)(b)	1,271

Total	$5,302	$6,968	$(7,852)		$4,418

(a)	Primarily uncollectible accounts receivables written-off.
(b)	Sales discounts and returns allowed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer; Director

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated on.

Signature

/S/ MICHAEL J. KEOUGH
Michael J. Keough, President and Chief Executive Officer (Principal Executive Officer); Director

Date: March 15, 2007

/S/ RONALD J. DOMANICO
Ronald J. Domanico, Senior Vice President and Chief Financial Officer (Principal Financial Officer); Director

Date: March 15, 2007

/S/ WILLIAM A. NIX, III
William A. Nix, III, Vice President, Treasurer and Controller (Principal Accounting Officer)

Date: March 15, 2007

/S/ JAMES E. ROGERS
James E. Rogers, Chairman of the Board

Date: March 15, 2007

/S/ L. CELESTE BOTTORFF
L. Celeste Bottorff, Director

Date: March 15, 2007

/S/ DANIEL P. CASEY
Daniel P. Casey, Director

Date: March 15, 2007

Signature

Robert J. Clanin, Director

Date:

/S/ CHARLES GREINER, JR.
Charles Greiner, Jr., Director

Date: March 15, 2007

John T. Heald, Jr. Director

Date:

/S/ DENNIS M. LOVE
Dennis M. Love, Director

Date: March 15, 2007

/S/ ERIC R. ZARNIKOW
Eric R. Zarnikow, Director

Date: March 15, 2007

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference —Exhibit 4.05 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.05	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
4.07	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
10.02*	—	Consulting Agreement, dated as of August 5, 2005, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])
10.03*	—	Amended and Restated Employment Agreement, dated July 15, 2004, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])
10.04*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference – Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.05†*%	—	Form of Amendment to Terms of Employment, dated December 29, 2006, between the Company and the officers of the Company
10.06*#	—	Form of Change in Control Severance Agreement, dated November 7, 2005, between the Company and the officers of the Company (Incorporated by reference – Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])

Exhibit No.		Description
10.07†*±	—	Form of Amended and Restated Change in Control Severance Agreement, dated December 29, 2006, between the Company and the officers of the Company
10.08*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.09*	—	Senior Manager Incentive Compensation Plan for 2005 (Incorporated by reference — Exhibit 10.07 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.10*	—	Senior Manager Incentive Compensation Plan for 2006 (Incorporated by reference — Exhibit 10.08 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.11*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.12*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.13*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.14*	—	2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to Definitive Schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])
10.15*	—	First Amendment to 2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])
10.16	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
10.17	—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference — Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)
10.18	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference — Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.19	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference — Exhibit 10.29 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.20	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).
10.21	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])

Exhibit No.		Description
10.22	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])
10.23	—	Second Amendment to Credit Agreement, dated as of December 22, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.24	—	Third Amendment to Credit Agreement, dated as of August 3, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.22 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.25	—	Fourth Amendment to Credit Agreement, dated as of October 25, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])
10.26	—	Fifth Amendment to Credit Agreement, dated as of March 29, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [SEC File No. 0-20646])
10.27	—	Sixth Amendment to Credit Agreement, dated as of September 20, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])
10.28**	—	Seventh Amendment to Credit Agreement, dated as of December 27, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference — Exhibit 10.26 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.29*	—	Insurance Security Option Plan (Incorporated by reference — Exhibit 10.22 to Annual Report for 2003 on Form 10-K [SEC File No. 0-20646])
10.30†*	—	Caraustar Industries, Inc. Amended and Restated Restoration Plan, dated as of December 29, 2006
10.31*	—	Director Compensation Arrangements (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on March 1, 2005)
10.32	—	Agreement for Purchase and Sale of Partnership Interests in Standard Gypsum, L.P., dated as of January 17, 2006, by and among the Company, TIN Inc., f/k/a Temple-Inland Forest Products Corporation, Temple Gypsum Company, Gypsum MGC, Inc., and McQueeney Gypsum Company, LLC (Incorporated by reference — Exhibit 10.32 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
12.01†	—	Computation of Ratio of Earnings to Fixed Charges
21.01†	—	Subsidiaries of the Registrant

Exhibit No.		Description
23.01†	—	Consent of Deloitte & Touche LLP with respect to the consolidated financial statements of the Company
23.02†	—	Consent of Deloitte & Touche LLP with respect to the financial statements of Premier Boxboard Limited LLC
31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01†	—	Financial Statements of Premier Boxboard Limited LLC

†	Filed herewith.
*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: William A. Nix, III, Jimmy A. Russell, Thomas C. Dawson, John R. Foster, Gregory B. Cottrell and Barry A. Smedstad.
%	This Exhibit is substantially identical to the Amendments to Terms of Employment for the following individuals: Michael J. Keough, Ronald J. Domanico, and Steven L. Kelchen.
**	A request for confidential treatment with respect to this exhibit has been submitted to the SEC, and the information for which confidential treatment has been requested has been redacted from this exhibit. A complete copy of this document, including the information that has been redacted from the exhibit, is being separately filed with the SEC.
±	This Exhibit is substantially identical to the Amended and Restated Change In Control Severance Agreements for the following individuals: Michael J. Keough and Steven L. Kelchen.