Form 10-Q
period 2007-03-31
CARAUSTAR INDUSTRIES INC
filed 2007-05-10
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, May 7, 2007.

Common Stock, $.10 par value	29,106,308
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,162	$1,022
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,235 and $3,062 as of March 31, 2007 and December 31, 2006, respectively	102,348	85,577
Inventories	74,694	75,041
Refundable income taxes	1,563	172
Current deferred tax assets	7,381	9,272
Other current assets	9,451	8,354

Total current assets	196,599	179,438

Property, plant and equipment:
Land	10,032	10,316
Buildings and improvements	90,262	93,275
Machinery and equipment	441,019	436,705
Furniture and fixtures	31,194	29,975

	572,507	570,271
Less accumulated depreciation	(308,748)	(306,666)

Property, plant and equipment, net	263,759	263,605

Goodwill	127,574	127,574
Investment in unconsolidated affiliates	41,733	41,574
Other assets	12,021	12,084

	$641,686	$624,275

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$5,830	$5,830
Accounts payable	77,137	65,033
Accrued interest	6,020	1,482
Accrued compensation	7,841	10,127
Accrued pension	271	271
Capital lease obligations	463	544
Other accrued liabilities	23,952	27,187

Total current liabilities	121,514	110,474

Long-term debt, less current maturities	275,362	260,092
Long-term capital lease obligations	33	91
Deferred income taxes	29,288	43,315
Pension liability	40,277	38,854
Other liabilities	25,161	9,863
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,091,859 and 29,084,246 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,909	2,909
Additional paid-in capital	191,873	191,411
Retained deficit	(19,555)	(7,502)
Accumulated other comprehensive loss:
Unrecognized pension and other benefit liabilities	(26,791)	(26,791)
Foreign currency translation	1,615	1,559

Total accumulated other comprehensive loss	(25,176)	(25,232)

Total shareholders’ equity	150,051	161,586

	$641,686	$624,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
Sales	$232,745	$263,881
Cost of goods sold	205,337	226,551
Selling, general and administrative expenses	29,433	35,507
Restructuring and impairment costs	5,788	4,810

Loss from operations	(7,813)	(2,987)
Other (expense) income:
Interest expense	(4,650)	(10,163)
Interest income	54	2,180
Equity in income of unconsolidated affiliates	159	1,591
Gain on sale of interest in Standard Gypsum, L.P.	—	135,247
Other, net	16	95

	(4,421)	128,950

(Loss) income from continuing operations before income taxes and minority interest	(12,234)	125,963
Benefit (provision) for income taxes	3,290	(44,378)
Minority interest in income	—	(14)

(Loss) income from continuing operations	(8,944)	81,571

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,411)
Benefit for income taxes of discontinued operations	—	492

Loss from discontinued operations	—	(919)

Net (loss) income	(8,944)	80,652
Other comprehensive income (loss):
Foreign currency translation adjustment	56	(85)

Comprehensive (loss) income	$(8,888)	$80,567

Basic (loss) income per common share:
Continuing operations	$(0.31)	$2.82

Discontinued operations	$—	$(0.03)

Net (loss) income	$(0.31)	$2.79

Weighted average number of shares outstanding	28,605	28,874

Diluted (loss) income per common share:
Continuing operations	$(0.31)	$2.82

Discontinued operations	$—	$(0.03)

Net (loss) income	$(0.31)	$2.79

Diluted weighted average number of shares outstanding	28,605	28,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Operating activities:
Net (loss) income	$(8,944)	$80,652
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,753	5,820
Write-off of deferred debt costs	—	155
Equity-based compensation expense	380	225
Restructuring and impairment costs	937	4,860
Deferred income taxes	(3,414)	28,804
Gain on sale of interest in Standard Gypsum, L.P.	—	(135,247)
Loss on sale of assets held for sale	—	1,880
Equity in income of unconsolidated affiliates	(159)	(1,591)
Changes in operating assets and liabilities, net of acquisitions	(2,400)	9,175

Net cash used in operating activities	(7,847)	(5,267)

Investing activities:
Purchases of property, plant and equipment	(8,144)	(7,795)
Proceeds from disposal of property, plant and equipment	684	224
Proceeds from sale of assets held for sale	—	6,026
Acquisition of businesses, net of cash acquired	—	(11,059)
Changes in restricted cash	(36)	10,818
Net proceeds from sale of interest in Standard Gypsum, L.P.	—	148,460

Net cash (used in) provided by investing activities	(7,496)	146,674

Financing activities:
Proceeds from senior credit facility-revolver	43,108	30,000
Repayments of senior credit facility-revolver	(26,048)	—
Proceeds from senior credit facility-term loan	—	35,000
Repayments of short and long-term debt	(1,458)	—
Deferred debt costs	—	(1,135)
Payments for capital lease obligations	(139)	(122)
Issuances of stock, net of forfeitures	20	74

Net cash provided by financing activities	15,483	63,817

Net change in cash and cash equivalents	140	205,224
Cash and cash equivalents at beginning of period	1,022	95,152

Cash and cash equivalents at end of period	$1,162	$300,376

Supplemental disclosures:
Cash payments for interest	$874	$147

Income tax payments, net	$124	$348

Property acquired under capital leases	$—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the three months ended March 31, 2007 and 2006 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2007.

There were no discontinued operations to be reported for the three months ended March 31, 2007. For the three months ended March 31, 2006, certain reclassifications of balances have been made between discontinued operations and continuing operations as a result of the Company’s retention of the Tama, Iowa coated recycled paperboard mill, which was announced in December 2006.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), on January 1, 2007.

Note 2. New Accounting Pronouncements

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized a cumulative effect adjustment of $3.1 million, which was accounted for as a reduction to the January 1, 2007 retained deficit balance. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

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

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, nonvested performance accelerated restricted shares (“PARS”), or a combination of both, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Company stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted 3,000 options annually.

There were no options granted during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company granted 226,000 options with a weighted-average grant date fair value of $5.96 per share. The Company recorded compensation expense of approximately $163 thousand and $49 thousand for the three months ended March 31, 2007 and 2006, respectively. The amount reported for the three months ended March 31, 2007 included approximately $106 thousand of compensation expense related to options issued in December 2006. The total intrinsic value of the 3,000 and 9,500 options exercised during the three months ended March 31, 2007 and 2006, respectively, was insignificant. As of March 31, 2007, there was $562 thousand of total unrecognized compensation cost related to nonvested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of five years using the straight-line method.

There was no nonvested stock granted during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company granted 277 thousand shares of nonvested stock at the weighted-average grant date fair value price of $10.14 per share. The total fair value of nonvested stock that vested during the three months ended March 31, 2007 and 2006 was insignificant. The Company recorded approximately $217 thousand and $176 thousand of compensation expense during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $4.5 million of total unrecognized compensation cost related to nonvested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 5.4 years unless specific stock price targets are achieved, at which time the nonvested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for nonvested stock and stock options for the three months ended March 31, 2007 and 2006 included in the Company’s results of operations was $274 thousand and $225 thousand, respectively. The Company recognized no windfall tax benefit for the three months ended March 31, 2007 and 2006.

The following table summarizes the stock option activity during the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2006	1,701,712	$16.30
Granted	0	0
Forfeited	(39,154)	17.39
Exercised	(3,000)	7.05

Outstanding at March 31, 2007	1,659,558	$16.29	5.0	$0

Vested and expected to vest as of March 31, 2007	1,632,743	$16.40	4.9	$0

Options exercisable as of March 31, 2007	1,451,424	$17.18	4.5	$0

(1)	These amounts represent the difference between the exercise price and $6.28, the closing price of Caraustar stock on March 30, 2007 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s nonvested stock as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	489,994	$13.21
Granted	0	0
Vested	0	0
Forfeited	(900)	11.30

Nonvested at March 31, 2007	489,094	$13.21

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31, 2007	March 31, 2006
Risk-free interest rate	N/A	4.65%
Expected dividend yield	N/A	0%
Expected life of options	N/A	8 years
Expected volatility	N/A	44%

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

Note 4. Inventory

Inventories are carried at the lower of cost or market. The costs included in inventory include raw materials (recovered fiber for paperboard products and paperboard for converted products), direct and indirect labor and employee benefits, energy and fuel, depreciation, chemicals, general manufacturing overhead, and various other costs of manufacturing. General and administrative costs are not included in inventory costs.

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

Inventories at March 31, 2007 and December 31, 2006, were as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials and supplies	$34,796	$35,682
Finished goods and work in process	39,898	39,359

Total inventory	$74,694	$75,041

Note 5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of the Company’s coated recycled paperboard business, the specialty packaging division, and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and, in December 2005, consisted of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division was a component of the folding carton and custom packaging segment and consisted of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey; and Pine Brook, New Jersey. The partition operations were a component of the tube, core and composite container segment and consisted of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey; and Covington, Georgia. Also on December 30, 2005, the Company completed the sale of its Hunt Valley corrugated box plant located in Hunt Valley, Maryland. The Company made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets, and the long-term prospects for the businesses.

The Company sold its partition operations in February 2006. It sold the Sprague mill and coating components of the Rittman mill in July and August 2006, respectively, and concluded the sale of its specialty packaging division in December 2006.

In its 2005 financial statements, the Company included the results of operations of the coated recycled paperboard business, the specialty packaging division, the partition operations, and the Hunt Valley corrugated operation as discontinued operations in the consolidated statements of operations for all periods presented.

In December 2006, the Company announced the decision to retain its Tama, Iowa coated recycled paperboard mill. The Company exited its two other coated recycled paperboard mills in July and August 2006, and Tama had been held for sale as part of that group. As a result of the decision to retain the Tama mill, the results of the operations for the Tama mill and the Company’s two other coated recycled paperboard mills, Sprague, Connecticut and Rittman, Ohio were reclassified from discontinued operations to continuing operations in the consolidated statements of operations for all periods presented in its 2006 financial statements.

For all periods presented in the accompanying consolidated statements of operations, discontinued operations include the results of operations and losses associated with the divestitures of the specialty packaging division, the partition operations, and the Hunt Valley corrugated operation.

Operating Results Data

There were no discontinued operations for the three months ended March 31, 2007. The following table shows the results of discontinued operations for the three months ended March 31, 2006 (in thousands).

2006
Sales	$12,839
Cost of sales	11,014
Selling, general and administrative expenses	1,359
Restructuring and impairment costs	1,880

Loss from operations	(1,414)
Other income (expense), net	3

Loss from discontinued operations before benefit for income taxes	(1,411)
Benefit for income taxes	492

Loss from discontinued operations	$(919)

On February 27, 2006, the Company completed the sale of its partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a loss of approximately $1.9 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations.

Note 6. Senior Credit Facility and Long-Term Debt

At March 31, 2007 and December 31, 2006, total long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Senior credit facility - revolver	$22,060	$5,000
Senior credit facility - term loan	29,653	31,111
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap agreements (1)	2,529	2,861

Total debt	281,192	265,922
Less current maturities	(5,830)	(5,830)

Total long-term debt	$275,362	$260,092

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

The carrying value of total debt outstanding at March 31, 2007 maturing during the next five years and thereafter is as follows (in thousands):

2007	$4,372
2008	5,833
2009	199,756
2010	33,190
2011	29,841
Thereafter	8,200

Total debt	$281,192

Senior Credit Facility

As of December 31, 2005, the Company’s senior credit facility provided for a revolving line of credit of $75.0 million and was secured primarily by a first priority security interest in the Company’s accounts receivable and inventory. The facility included a subfacility of $50.0 million for letters of credit, the usage of which reduced availability under the facility. See discussion of the Company’s former senior credit facility in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. The Company’s subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At March 31, 2007, the Company had $29.6 million outstanding under the five-year term loan and $22.1 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $26.1 million at March 31, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.50%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The weighted-average rates in effect for the three months ended March 31, 2007 were 7.19% and 7.21% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company. The Company was in compliance with the Senior Credit Facility covenants as of March 31, 2007.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7  3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. The 7  3/8% senior notes are unsecured obligations of the Company. As of March 31, 2007, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

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

Note 7. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and one facility that manufactures clay-coated recycled paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube, core, and composite container segment is principally made up of facilities that produce spiral and convolute-wound tubes, cores, and composite containers. The folding carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Sales (external customers):
Paperboard	$52,886	$78,987
Recovered fiber	38,098	25,633
Tube, core and composite container	85,343	96,300
Folding carton and custom packaging	56,418	62,961

Total	$232,745	$263,881

Sales (intersegment):
Paperboard	$33,158	$44,783
Recovered fiber	22,448	22,198
Tube, core and composite container	1,227	1,426
Folding carton and custom packaging	193	581

Total	$57,026	$68,988

Income (loss) from continuing operations:
Paperboard (A)	$(1,367)	$1,625
Recovered fiber (B)	1,416	927
Tube, core and composite container (C)	1,896	1,912
Folding carton and custom packaging (D)	(2,061)	(1,089)

Total	(116)	3,375
Corporate expense (E)	(7,697)	(6,362)

Loss from continuing operations	(7,813)	(2,987)
Interest expense	(4,650)	(10,163)
Interest income	54	2,180
Equity in income of unconsolidated affiliates	159	1,591
Gain on sale of interest in Standard Gypsum, L.P.	—	135,247
Other, net	16	95

Income (loss) from continuing operations before income taxes and minority interest	$(12,234)	$125,963

(A)	Results for the three months ended March 31, 2007 and 2006 include charges to operations of $3.8 million and $4.9 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.

(B)	Results for the three months ended March 31, 2007 and 2006 include credits to operations of $4 thousand and $38 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment.

(C)	Results for the three months ended March 31, 2007 and 2006 include charges to operations of $673 thousand and a reversal of expense of $473 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations, settlement of leases and disposition of machinery and equipment.

(D)	Results for the three months ended March 31, 2007 and 2006 include charges to operations of $1.3 million and $449 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.

(E)	For the three months ended March 31, 2006, the Company reclassified legal expenses of $1.2 million to the tube, core and composite container segment from corporate expense.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2006 and did not result in an impairment charge. There were no changes in goodwill during the three months ended March 31, 2007.

Intangible Assets

As of March 31, 2007 and December 31, 2006, the Company had an intangible asset of $5.4 million (net of $2.6 million of accumulated amortization) and $5.5 million (net of $2.5 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for the three months ended March 31, 2007 and 2006 was $128 thousand and $137 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2008	$511
2009	511
2010	511
2011	511
2012	511

Five year total	$2,555

Note 9. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in demand for products and excess industry capacity. In response to these issues, over the past several years the Company has closed and consolidated facilities within its paperboard; folding carton and custom packaging; and tube, core and composite container segments. These initiatives are designed to enhance the Company’s competitiveness by reducing costs, reducing geographic overlap, and minimizing duplicative capabilities.

In December 2006, the Company announced the permanent closure of its Vacaville, California tube and core facility. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in March 2007. For the three months ended March 31, 2007, the Company recorded charges of $21 thousand for severance and other termination benefits. The Company paid $37 thousand of severance and other termination benefits, leaving an accrual balance of $12 thousand for severance and other termination benefits. The Company expects to incur additional charges of $12 thousand for severance and other termination benefits and $253 thousand for other exit costs. This facility is leased and the plan will be complete once the Company has vacated the leased facility.

In December 2006, the Company announced the permanent closure of its Grand Rapids, Michigan tube and core facility. The Company is currently transitioning this facility’s customers to other facilities and the facility will cease operations during the second quarter of 2007. For the three months ended March 31, 2007, the Company recorded charges of $49 thousand for severance and other termination benefits, leaving an accrual balance of $49 thousand for severance and other termination benefits. The Company expects to incur additional charges of $51 thousand for severance and other termination benefits and $91 thousand for other exit costs. The plan will be complete upon the settlement of lease obligations.

In January 2007, the Company announced the permanent closure of its Lafayette paperboard mill located in Lafayette, Indiana. The mill ceased production in January 2007. For the three months ended March 31, 2007, the Company recorded charges of $1.6 million for severance and other termination benefits and $756 thousand for other exit costs. The Company paid $708 thousand of severance and other termination benefits and $756 thousand for other exit costs, leaving an accrual balance of $906 thousand for severance and other termination benefits. The Company also recorded $904 thousand of additional impairment related to fixed assets. The Company expects to incur additional charges of $1.2 million related to other exit costs. This plan will be complete upon the sale of the real estate, which the Company is currently marketing.

In January 2007, the Company announced the permanent closure of its Amarillo, Texas tube and core facility. The facility is expected to cease production in June 2007. For the three months ended March 31, 2007, the Company recorded charges of $123 thousand for other exit costs and paid $123 thousand for other exit costs. The Company expects to incur additional charges of $60 thousand of severance and other termination benefits and $250 thousand of other exit costs. This facility is leased and the plan will be complete once the Company has vacated the leased facility and settled the lease obligation.

In January 2007, the Company announced the permanent closure of its Leyland, England tube and core facility. The facility ceased production in April 2007. For the three months ended March 31, 2007, the Company recorded charges of $290 thousand for severance and other termination benefits and paid $151 thousand of severance and other termination benefits, leaving an accrual balance of $139 thousand for severance and other termination benefits. The Company expects to incur additional charges of $47 thousand of severance and other termination benefits and $81 thousand of other exit costs. This plan will be complete upon the sale of the location’s real estate, which the Company is currently marketing.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2006 to March 31, 2007 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2006		$3,246	$81	$3,327
First quarter 2007 costs	$937	2,506	2,345	4,851	$5,788

Expenditures		(1,484)	(2,377)	(3,861)

Liability balance, March 31, 2007		$4,268	$49	$4,317

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of March 31, 2007, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

	Cumulative Costs as of March 31, 2007	Estimated Costs to Complete Initiatives as of March 31, 2007	Total Estimated Costs of Initiatives as of March 31, 2007
Segment
Paperboard	$14,709	$3,149	$17,858
Folding carton and custom packaging	16,717	644	17,361
Tube, core and composite container	3,411	1,317	4,728

Total	$34,837	$5,110	$39,947

Note 10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $13.4 million to $16.7 million are expected to be made during 2007. On April 13, 2007, the Company made a contribution of $4.7 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at March 31, 2007.

Pension expense for the Pension Plan and the SERP includes the following components for the three months ended March 31, 2007 and 2006 (in thousands):

	Pension Plan		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost of benefits earned	$556	$711	$88	$83
Interest cost on projected benefit obligation	1,811	1,741	139	130
Estimated return on plan assets	(1,950)	(1,804)	0	0
Net amortization and deferral	737	1,157	78	84

Net pension expense	$1,154	$1,805	$305	$297

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months ended March 31, 2007 and 2006 included the following components (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost of benefits earned	$9	$10
Interest cost on accumulated postretirement benefit obligation	89	86
Amortization	38	59

Net postretirement benefit cost	$136	$155

Note 11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Effective January 1, 2007, the Company implemented FIN 48. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As a result of implementing FIN 48, the Company recognized a net increase of $3.1 million in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. Upon adoption of FIN 48, the Company had gross unrecognized tax benefits of $13.3 million (including interest and penalties) at January 1, 2007, of which $4.5 million, if recognized, would affect the annual effective tax rate. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items. No material adjustments have been made to unrecognized tax benefits as of March 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007 and March 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $566 thousand and $591 thousand, respectively.

The effective rate of income tax for continuing operations for the three months ended March 31, 2007 was a 26.89% benefit, compared with a 35.23% expense for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

The Company and its subsidiaries file income tax returns with the US federal, various state, and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include tax years 2003 – 2006. For state purposes, the years that remain subject to examination by state authorities include tax years 2000 – 2006. The Company is currently under audit by the state of Illinois for tax years 2003 – 2005. No material adjustments are expected to result from this audit.

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands, except per share information):

	Three Months Ended March 31,
	2007	2006
(Loss) income from continuing operations	$(8,944)	$81,571

Weighted average number of common shares outstanding - basic	28,605	28,874
Common share equivalents	—	63

Weighted average number of common shares outstanding - diluted	28,605	28,937

(Loss) income per share - basic	$(0.31)	$2.82

(Loss) income per share - diluted	$(0.31)	$2.82

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of common share equivalents not included in the computation of diluted weighted average shares for the three months ended March 31, 2007 and 2006 was 1,568,808 and 1,248,088, respectively.

Note 13. Equity Interests in Unconsolidated Affiliates

Prior to January 17, 2006, the Company owned 50% of Standard Gypsum, L.P. (“Standard Gypsum”). Standard Gypsum was a joint venture with Temple-Inland, Inc. (“Temple-Inland”) that operated two gypsum wallboard manufacturing facilities. One facility is located in McQueeny, Texas, and the other in Cumberland City, Tennessee. The joint venture was accounted for under the equity method and was managed by Temple-Inland.

On January 17, 2006, the Company sold its 50% membership interest in Standard Gypsum to Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased the Company’s 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million. Temple-Inland also assumed all of Standard Gypsum’s $56.2 million in debt obligations and other liabilities. As a result of this transaction, the Company ceased to be entitled to further distributions from Standard Gypsum for all periods subsequent to January 1, 2006, and all of the Company’s rights and obligations as a partner in Standard Gypsum ceased. The Company received a final cash distribution of $2.1 million in the first quarter of 2006, which was included in the calculation of the gain on sale. The Company limited its retained environmental indemnification such that its liability cannot exceed $5.0 million for any claims related to events that occurred prior to the April 1, 1996 formation of the Standard Gypsum joint venture. This indemnification will terminate on January 17, 2011. The Company did not record a liability related to this indemnification since the probability of an asserted claim is considered remote.

The Company owns 50% of Premier Boxboard Limited (“PBL”). PBL is a joint venture with Temple-Inland, which owns the remaining 50% interest, and is accounted for under the equity method. PBL produces lightweight gypsum facing paper along with containerboard grades and is managed by the Company. Because of the significance of PBL’s operating results to the Company, PBL’s summarized balance sheets and income statements are presented below (in thousands):

	March 31, 2007	December 31, 2006
Current assets	$20,372	$15,254
Noncurrent assets	126,681	128,561
Current liabilities	13,805	10,552
Long-term liabilities	276	605
Long-term debt	50,000	50,000
Net assets	82,972	82,658

	Three Months Ended March 31,
	2007	2006
Sales	$28,815	$28,069
Gross profit	3,645	7,106
Income from operations	1,198	4,177
Net income	292	3,182

The Company received no cash distributions from PBL during the three months ended March 31, 2007 and 2006. The Company’s equity interest in earnings from PBL for the three months ended March 31, 2007 and 2006 was approximately $146 thousand and $1.6 million, respectively.

See discussion of PBL’s debt and related obligations in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$982	$180	$—	$—	$1,162
Intercompany funding	(154,393)	166,575	(12,182)	—	—
Receivables, net of allowances	—	97,997	4,351	—	102,348
Inventories	—	71,717	2,977	—	74,694
Refundable income taxes	1,563	—	—	—	1,563
Current deferred tax assets	7,381	—	—	—	7,381
Other current assets	3,683	5,501	267	—	9,451

Total current assets	(140,784)	341,970	(4,587)	—	196,599

Property, plant and equipment	33,183	515,358	23,966	—	572,507
Less accumulated depreciation	(13,081)	(281,176)	(14,491)	—	(308,748)

Property, plant and equipment, net	20,102	234,182	9,475	—	263,759

Goodwill	—	124,072	3,502	—	127,574

Investment in consolidated subsidiaries	600,943	—	—	(600,943)	—

Investment in unconsolidated affiliates	41,733	—	—	—	41,733

Other assets	5,417	6,544	60	—	12,021

	$527,411	$706,768	$8,450	$(600,943)	$641,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	14,302	60,482	2,353	—	77,137
Accrued interest	5,884	134	2	—	6,020
Accrued compensation	505	7,181	155	—	7,841
Accrued pension	271	—	—	—	271
Capital lease obligations	435	28	—	—	463
Other accrued liabilities	9,779	13,462	711	—	23,952

Total current liabilities	37,006	81,287	3,221	—	121,514

Long-term debt, less current maturities	267,162	8,200	—	—	275,362

Long-term capital lease obligations	—	33	—	—	33

Deferred income taxes	15,622	12,163	1,503	—	29,288

Pension liability	40,277	—	—	—	40,277

Other liabilities	17,293	7,868	—	—	25,161

Shareholders’ equity:
Common stock	2,909	772	497	(1,269)	2,909
Additional paid-in capital	191,873	550,774	8,339	(559,113)	191,873
Retained (deficit) earnings	(19,555)	45,671	(6,725)	(38,946)	(19,555)
Accumulated other comprehensive (loss) income	(25,176)	—	1,615	(1,615)	(25,176)

Total shareholders’ equity	150,051	597,217	3,726	(600,943)	150,051

	$527,411	$706,768	$8,450	$(600,943)	$641,686

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$154	$88	$780	$—	$1,022
Intercompany funding	(161,221)	173,562	(12,341)	—	—
Receivables, net of allowances	—	81,763	3,814	—	85,577
Intercompany accounts receivable	—	8	111	(119)	—
Inventories	—	72,327	2,714	—	75,041
Refundable income taxes	172	—	—	—	172
Current deferred tax assets	9,272	—	—	—	9,272
Other current assets	4,154	3,588	612	—	8,354

Total current assets	(147,469)	331,336	(4,310)	(119)	179,438

Property, plant and equipment	31,897	514,532	23,842	—	570,271
Less accumulated depreciation	(12,564)	(280,086)	(14,016)	—	(306,666)

Property, plant and equipment, net	19,333	234,446	9,826	—	263,605

Goodwill	—	124,072	3,502	—	127,574

Investment in consolidated subsidiaries	600,902	—	—	(600,902)	—

Investment in unconsolidated affiliates	41,574	—	—	—	41,574

Other assets	5,478	6,544	62	—	12,084

	$519,818	$696,398	$9,080	$(601,021)	$624,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	13,231	49,236	2,566	—	65,033
Intercompany accounts payable	—	111	8	(119)	—
Accrued interest	1,415	67	—	—	1,482
Accrued compensation	1,415	8,581	131	—	10,127
Accrued pension	271	—	—	—	271
Capital lease obligations	517	27	—	—	544
Other accrued liabilities	11,390	15,179	618	—	27,187

Total current liabilities	34,069	73,201	3,323	(119)	110,474

Long-term debt, less current maturities	251,892	8,200	—	—	260,092

Long-term capital lease obligations	45	46	—	—	91

Deferred income taxes	30,118	11,697	1,500	—	43,315

Pension liability	38,854	—	—	—	38,854

Other liabilities	3,254	6,609	—	—	9,863

Shareholders’equity:
Common stock	2,909	772	497	(1,269)	2,909
Additional paid-in capital	191,411	550,830	8,339	(559,169)	191,411
Retained (deficit) earnings	(7,502)	45,043	(6,138)	(38,905)	(7,502)
Accumulated other comprehensive (loss) income	(25,232)	—	1,559	(1,559)	(25,232)

Total shareholders’ equity	161,586	596,645	4,257	(600,902)	161,586

	$519,818	$696,398	$9,080	$(601,021)	$624,275

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$289,856	$7,874	$(64,985)	$232,745
Cost of sales	—	262,933	7,389	(64,985)	205,337
Selling, general and administrative expenses	7,930	20,672	831	—	29,433
Restructuring and impairment costs	9	5,489	290	—	5,788

(Loss) income from operations	(7,939)	762	(636)	—	(7,813)
Other (expense) income:
Interest expense	(4,549)	(101)	—	—	(4,650)
Interest income	54	—	—	—	54
Equity in income of consolidated affiliates	41	—	—	(41)	—
Equity in income of unconsolidated affiliates	159	—	—	—	159
Other, net	—	(33)	49	—	16

	(4,295)	(134)	49	(41)	(4,421)

(Loss) income before income taxes	(12,234)	628	(587)	(41)	(12,234)
Benefit for income taxes	3,290	—	—	—	3,290

Net (loss) income	$(8,944)	$628	$(587)	$(41)	$(8,944)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$325,741	$11,487	$(73,347)	$263,881
Cost of sales	—	289,600	10,298	(73,347)	226,551
Selling, general and administrative expenses	7,903	26,304	1,300	—	35,507
Restructuring and impairment costs	—	4,810	—	—	4,810

(Loss) income from operations	(7,903)	5,027	(111)	—	(2,987)
Other (expense) income:
Interest expense	(10,065)	(96)	(2)	—	(10,163)
Interest income	2,180	—	—	—	2,180
Equity in income of consolidated affiliates	3,994	—	—	(3,994)	—
Equity in income of unconsolidated affiliates	1,591	—	—	—	1,591
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Other, net	—	175	(80)	—	95

	132,947	79	(82)	(3,994)	128,950

Income (loss) from continuing operations before income taxes and minority interest	125,044	5,106	(193)	(3,994)	125,963
Provision for income taxes	(44,378)	—	—	—	(44,378)
Minority interest in income	—	—	—	(14)	(14)

Income (loss) from continuing operations	80,666	5,106	(193)	(4,008)	81,571
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,411)	—	—	(1,411)
Benefit for income taxes of discontinued operations	—	492	—	—	492

Loss from discontinued operations	—	(919)	—	—	(919)

Net income (loss)	$80,666	$4,187	$(193)	$(4,008)	$80,652

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,299)	$6,214	$(762)	$—	$(7,847)

Investing activities:
Purchases of property, plant and equipment	(1,332)	(6,794)	(18)	—	(8,144)
Proceeds from disposal of property, plant and equipment	—	684	—	—	684
Changes in restricted cash	(36)	—	—	—	(36)

Net cash used in investing activities	(1,368)	(6,110)	(18)	—	(7,496)

Financing activities:
Proceeds from senior credit facility - revolver	43,108	—	—	—	43,108
Repayments of senior credit facility - revolver	(26,048)	—	—	—	(26,048)
Repayments of short and long-term debt	(1,458)	—	—	—	(1,458)
Payments for capital lease obligations	(127)	(12)	—	—	(139)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by (used in) financing activities	15,495	(12)	—	—	15,483

Net increase (decrease) in cash and cash equivalents	828	92	(780)	—	140
Cash and cash equivalents at beginning of period	154	88	780	—	1,022

Cash and cash equivalents at end of period	$982	$180	$—	$—	$1,162

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(4,109)	$(199)	$(959)	$—	$(5,267)

Investing activities:
Purchases of property, plant and equipment	(1,802)	(5,968)	(25)	—	(7,795)
Proceeds from disposal of property, plant and equipment	—	224	—	—	224
Proceeds from sale of assets held for sale	—	6,026	—	—	6,026
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,818	—	—	—	10,818
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460

Net cash provided by (used in) investing activities	146,417	282	(25)	—	146,674

Financing activities:
Proceeds from senior credit facility - revolver	30,000	—	—	—	30,000
Proceeds from senior credit facility - term loan	35,000	—	—	—	35,000
Deferred debt costs	(1,135)	—	—	—	(1,135)
Payments for capital lease obligations	(120)	(2)	—	—	(122)
Issuances of stock, net of forfeitures	74	—	—	—	74

Net cash provided by (used in) financing activities	63,819	(2)	—	—	63,817

Net increase (decrease) in cash and cash equivalents	206,127	81	(984)	—	205,224
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$300,125	$144	$107	$—	$300,376

Note 15. Commitments and Contingencies

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

CARAUSTAR INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report, and with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 49% in the first three months of 2007. The remaining 51% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity utilization, and profitability, restructuring activities have become an important element of our strategy. The previous sales of our interest in Standard Gypsum, our corrugated box plant, and our partition operations, as well as the recent sale of our two coated recycled paperboard mills and our specialty packaging division, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

We are a holding company that operates our business through 22 subsidiaries as of March 31, 2007. We also own a 50% interest in one joint venture with Temple-Inland. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off – Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective, and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007. The accounting for these matters involves forming estimates based on current facts, circumstances, and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the three month period ended March 31, 2007 other than the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).”

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Three Months Ended March 31,		Change	% Change
	2007	2006
Paperboard volume by end-use market (tons in thousands):
Tube, core and composite container market
Volume shipped to internal converters	62.9	71.3	(8.4)	-11.8%
Mill volume shipped to external customers	12.7	13.0	(0.3)	-2.3%

Total	75.6	84.3	(8.7)	-10.3%
Folding carton market
Volume shipped to internal converters	32.7	40.1	(7.4)	-18.5%
Mill volume shipped to external customers	25.0	67.2	(42.2)	-62.8%

Total	57.7	107.3	(49.6)	-46.2%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	16.6	25.0	(8.4)	-33.6%
Specialty paperboard products market
Volume shipped to internal converters	25.7	25.5	0.2	0.8%
Mill volume shipped to external customers	27.4	39.7	(12.3)	-31.0%

Total	53.1	65.2	(12.1)	-18.6%
Total paperboard volume	203.0	281.8	(78.8)	-28.0%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	99.0	159.9	(60.9)	-38.1%
Tube, core and composite container segment	71.4	81.8	(10.4)	-12.7%
Folding carton and custom packaging segment	32.6	40.1	(7.5)	-18.7%

Total paperboard volume	203.0	281.8	(78.8)	-28.0%

Paperboard Volume. Total paperboard volume for the three months ended March 31, 2007, decreased 28.0% to 203.0 thousand tons from 281.8 thousand tons for the same period in 2006. Tons sold from paperboard mill production decreased 36.2% to 161.5 thousand tons for the three months ended March 31, 2007, compared to the same period in 2006. The total volume of paperboard converted decreased 11.4% for the three months ended March 31, 2007.

Total paperboard volume decreased primarily due to a decrease in sales of unconverted paperboard to the folding carton and the specialty paperboard end-use markets, primarily attributable to the disposition of our Rittman and Sprague coated paperboard operations in 2006. Sales of unconverted paperboard to the gypsum wallboard facing paper market decreased due to the decline in demand in the wallboard business. Converted volume in the tube, core and composite container segment decreased due to lower sales of converted paperboard to the tube, core and composite container end-use market partly due to lower industry demand.

Sales. Our consolidated sales for the three months ended March 31, 2007 decreased 11.8% to $232.7 million from $263.9 million for the same period of 2006. The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
Paperboard	$52,886	$78,987	$(26,101)	-33.0%
Recovered fiber	38,098	25,633	12,465	48.6%
Tube, core and composite container	85,343	96,300	(10,957)	-11.4%
Folding carton and custom packaging	56,418	62,961	(6,543)	-10.4%

Total	$232,745	$263,881	$(31,136)	-11.8%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for a decrease of $36.9 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $10.8 million. Approximately $22.9 million of the volume decrease was due to the disposition of our Rittman and Sprague coated paperboard operations.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher selling prices which accounted for approximately $11.3 million of the $12.5 million increase. The remaining $1.2 million increase was primarily due to higher volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased primarily due to lower volume which accounted for a decrease of $17.2 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $6.4 million in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment decreased primarily due to lower volume of approximately $6.3 million resulting from closing and consolidating operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the three months ended March 31, 2007 decreased $21.2 million from $226.5 million in 2006 to $205.3 million in 2007. This decrease was primarily due to the following factors:

•

Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $22.7 million in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower direct material costs of approximately $5.2 million in the tube, core and composite container segment primarily due to lower volume.

•	Lower direct material costs of approximately $3.0 million in the folding carton and custom packaging segment primarily due to lower sales.

•	Lower employee labor and benefit costs in the tube, core and composite container segment of approximately $2.4 million.

•	Lower employee labor and benefit costs in the folding carton and custom packaging segment of approximately $1.8 million.

•	Lower other manufacturing costs of $1.0 million in the tube, core and composite container segment.

These factors were partially offset by the following increased expenses:

•	Higher recovered fiber costs of approximately $10.4 million in the recovered fiber segment primarily due to higher volume.

•	Higher direct material costs in the paperboard segment of approximately $4.5 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 decreased $6.1 million from $35.5 million in 2006 to $29.4 million in 2007. The decrease was primarily due to the following factors:

•	Elimination of approximately $2.7 million of selling, general and administrative expenses in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Elimination of approximately $1.0 million of selling, general and administrative expenses in the carton and custom packaging segment related primarily to facility closures.

•	Selling, general and administrative expenses in 2006 included a $1.2 million reserve established for the settlement of a patent infringement dispute.

•	Lower accounts receivable reserve expense of $751 thousand.

These factors were partially offset by higher selling, general and administrative expenses of $496 thousand related to the implementation of an enterprise resource planning software system.

Restructuring and Impairment Costs. During the three months ended March 31, 2007, we incurred charges totaling $5.8 million for restructuring and impairment costs. Of this total, approximately $937 thousand was for impairment of assets, $2.5 million for severance and other termination benefits, and $2.3 million for other exit costs. We made payments of $1.5 million in severance and other termination benefits and $2.4 million for other exit costs during the three months ended March 31, 2007, leaving an accrual of $4.3 million at March 31, 2007.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Loss from operations for the three months ended March 31, 2007 was $7.8 million, a decrease of $4.8 million compared to income from operations of $3.0 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
Paperboard	$(1,367)	$1,625	$(2,992)	-184.1%
Recovered fiber	1,416	927	489	52.8%
Tube, core and composite container	1,896	1,912	(16)	-0.8%
Folding carton and custom packaging	(2,061)	(1,089)	(972)	-89.3%
Corporate expense	(7,697)	(6,362)	(1,335)	-21.0%

Total	$(7,813)	$(2,987)	$(4,826)	-161.6%

Paperboard Segment

Income from operations decreased primarily due to the following factors:

•	Lower volume reduced income from operations by approximately $4.0 million.

•	Lower margins between selling prices and fiber costs reduced income from operations by approximately $3.1 million.

These factors were partially offset by the following improvements:

•	An improvement of approximately $2.5 million in operating income was related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower restructuring costs of approximately $1.1 million.

Recovered Fiber Segment

Income from operations increased primarily due to higher volume. This increase was partially offset by higher accounts receivable reserve expense of approximately $469 thousand related to a specific customer account.

Tube, Core and Composite Container Segment

Income from operations decreased primarily due to the following factors:

•	Lower volume reduced income from operations by approximately $2.3 million.

•	Higher restructuring costs of $1.1 million.

These factors were partially offset by the following improvements:

•	Higher selling prices improved income from operations by approximately $2.3 million.

•	Income from operations reported in 2006 was reduced by a $1.2 million reserve established for the settlement of a patent infringement dispute.

Carton and Custom Packaging Segment

Income from operations decreased primarily due to the higher restructuring costs of approximately $905 thousand.

Discontinued Operations. The loss from discontinued operations for the three months ended March 31, 2006 was $919 thousand. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended March 31, 2007 and 2006 was approximately $4.7 million and $10.2 million, respectively. The decrease in interest expense was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Gain on Sale of Interest in Standard Gypsum, L.P. On January 17, 2006, we sold our 50% membership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million in January 2006.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $159 thousand for the three months ended March 31, 2007, a decline of $1.4 million compared to the same period in 2006. This decline was primarily due to a decrease in demand for wallboard which was impacted by the downturn in the housing market.

(Provision) Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended March 31, 2007 was a 26.89% benefit, compared with a 35.23% expense for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

Net (Loss) Income. Due to the factors discussed above, net loss for the three months ended March 31, 2007 was $8.9 million, or $0.31 net loss per common share, compared to net income of $80.7 million, or $2.79 net income per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2006 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at March 31, 2007 of $1.2 million, together with our borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next 12 months. However, it is likely that we will refinance our $200.0 million outstanding senior notes due in June 2009. We are evaluating various refinancing alternatives. If we are unable to generate cash at projected levels, our ability to generate cash sufficient to meet our long-term requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Continued increase in raw material and energy costs.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

The occurrence, continuation, or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain additional funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Our ability to secure additional funds could also be materially adversely affected by our substantial indebtedness. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our senior credit facility as of March 31, 2007. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement for the next 12 months.

Borrowings. At March 31, 2007 and December 31, 2006, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	March 31, 2007	December 31, 2006
Senior credit facility-revolver	$22,060	$5,000
Senior credit facility-term loan	29,653	31,111
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	2,529	2,861

Total debt	$281,192	$265,922

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

On March 30, 2006, we amended our senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. The Senior Credit Facility is secured by substantially all of our assets and our subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At March 31, 2007, we had $29.7 million outstanding under the five-year term loan and $22.1 million outstanding under the revolver. At March 31, 2007, the Company had $29.6 million outstanding under the five-year term loan and $22.1 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit and any reserves. Aggregate availability under the revolver was $26.1 million at March 31, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.25%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Outstanding principal under the revolver initially bears interest at a rate equal to either, at our option, (1) the base rate or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.50%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid based on average daily availability under the revolver for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 0.75% for base rate loans and from 1.50% to 2.25% for LIBOR loans, and the applicable margins for the revolver will range from 0.0% to 0.5% for base rate loans and from 1.25% to 2.00% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The Senior Credit Facility contains covenants that restrict, among other things, our and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility also contains a fixed charge coverage ratio covenant, which applies only in the event borrowing availability falls below $20.0 million at any time or below $25.0 million for five consecutive business days. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy, and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

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

Off-Balance Sheet Arrangements – Joint Venture Financings. On January 17, 2006, we completed the sale of our 50% interest in our joint venture Standard Gypsum to the joint venture’s other 50% partner, Temple-Inland, for $150.0 million. The sale resulted in a gain of approximately $135.2 million, which was recorded in January 2006. Pursuant to the purchase and sale agreement, we eliminated our guaranty and letter of credit support obligations with respect to Standard Gypsum’s debt and, as a result, we no longer have any support obligation with respect to our half of Standard Gypsum’s debt, which was $28.1 million as of December 31, 2005. We also ceased to be entitled to any distributions from Standard Gypsum for all periods subsequent to January 1, 2006. We provided certain environmental indemnification not to exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard Gypsum joint venture on April 1, 1996. This indemnification will terminate January 17, 2011. We did not record a liability related to this indemnification since the probability of an asserted claim is considered remote.

Since December 31, 2006, there have been no material changes in our obligations with respect to our other joint venture, Premier Boxboard Limited. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Because we account or accounted for the interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets.

Cash Used By Operations. Cash used by operations was $7.8 million for the three months ended March 31, 2007, compared with cash used by operations of $5.3 million for the same period in 2006. This decrease was primarily due to a decline in operating results.

Capital Expenditures. Capital expenditures were $8.1 million for the three months ended March 31, 2007 versus $7.8 million for the same period in 2006. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2007.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The only significant changes to our contractual obligations since December 31, 2006 are the incurrence of debt and interest under the Senior Credit Facility. These borrowings will increase our payment obligations as of March 31, 2007 as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$29,653	$5,830	$11,667	$12,156	$—
Senior credit facility-revolver	22,060	—	—	22,060	—
Interest payment obligation for senior credit facility	11,971	3,508	5,759	2,704	—

Total	$63,684	$9,338	$17,426	$36,920	$—

As of March 31, 2007, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $13.1 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined, however, it is not expected to be due within the next twelve months. The Company will include its FIN 48 liability in the “Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations, or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction, and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies, or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, our ability to successfully dispose of our assets held for sale, our ability to service our substantial indebtedness, unforeseen difficulties with the integration of our accounting and control operations or IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the Securities and Exchange Commission (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant developments with respect to our exposure to interest rate market risks other than the debt transactions disclosed in the notes to our condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

In the first quarter of 2007, we began the implementation of a new Enterprise Resource Planning system. Due to this implementation, internal controls have materially changed in various functional areas within the company. Management has taken steps to ensure appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue through all of 2007.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

I TEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to those risk factors since the date of the Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2002, we announced that we would suspend future dividend payments on our common stock until our earnings performance and cash flows improve. Our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

IT EM 6.	EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Date: May 10, 2007		Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith