Form 10-Q
period 2007-06-30
CARAUSTAR INDUSTRIES INC
filed 2007-08-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 3, 2007.

Common Stock, $.10 par value	29,107,521
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,281	$1,022
Receivables, net of allowances for doubtful accounts, returns, and discounts of $2,957 and $3,062 as of June 30, 2007 and December 31, 2006, respectively	94,190	85,577
Inventories	72,001	75,041
Refundable income taxes	1,515	172
Current deferred tax assets	5,967	9,272
Other current assets	12,007	8,354

Total current assets	187,961	179,438

Property, plant and equipment:
Land	10,043	10,316
Buildings and improvements	89,495	93,275
Machinery and equipment	439,392	436,705
Furniture and fixtures	32,245	29,975

	571,175	570,271
Less accumulated depreciation	(309,190)	(306,666)

Property, plant and equipment, net	261,985	263,605

Goodwill	127,574	127,574
Investment in unconsolidated affiliates	42,125	41,574
Other assets	11,759	12,084

	$631,404	$624,275

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$5,830	$5,830
Accounts payable	69,883	65,033
Accrued interest	1,956	1,482
Accrued compensation	9,132	10,127
Accrued pension	271	271
Capital lease obligations	335	544
Other accrued liabilities	24,013	27,187

Total current liabilities	111,420	110,474

Long-term debt, less current maturities	283,507	260,092
Long-term capital lease obligations	27	91
Deferred income taxes	26,842	43,315
Pension liability	35,636	38,854
Other liabilities	24,547	9,863
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,096,703 and 29,084,246 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2,911	2,909
Additional paid-in capital	192,109	191,411
Retained deficit	(21,863)	(7,502)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(25,650)	(26,791)
Foreign currency translation	1,918	1,559

Total accumulated other comprehensive loss	(23,732)	(25,232)

Total shareholders’ equity	149,425	161,586

	$631,404	$624,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$235,644	$262,673	$468,389	$526,554
Cost of goods sold	204,688	224,184	410,025	450,735
Selling, general and administrative expenses	26,716	33,117	56,149	68,624
Restructuring and impairment costs	3,736	15,798	9,524	20,608

Income (loss) from operations	504	(10,426)	(7,309)	(13,413)
Other (expense) income:
Interest expense	(4,829)	(6,962)	(9,479)	(17,125)
Interest income	48	1,445	102	3,625
Equity in income of unconsolidated affiliates	355	2,060	514	3,651
Gain on sale of interest in Standard Gypsum, L.P.	—	—	—	135,247
Loss on redemption of senior subordinated notes	—	(10,272)	—	(10,272)
Other, net	81	19	97	114

	(4,345)	(13,710)	(8,766)	115,240

(Loss) income from continuing operations before income taxes and minority interest	(3,841)	(24,136)	(16,075)	101,827
Benefit (provision) for income taxes	1,533	8,481	4,823	(35,897)
Minority interest in income	—	(69)	—	(83)

(Loss) income from continuing operations	(2,308)	(15,724)	(11,252)	65,847

Discontinued operations:
Loss from discontinued operations before income taxes	—	(72)	—	(1,483)
Benefit for income taxes of discontinued operations	—	40	—	532

Loss from discontinued operations	—	(32)	—	(951)

Net (loss) income	(2,308)	(15,756)	(11,252)	64,896
Other comprehensive income (loss):
Unrecognized pension and other benefit adjustment	1,141	—	1,141	—
Foreign currency translation adjustment	303	210	359	125

Comprehensive (loss) income	$(864)	$(15,546)	$(9,752)	$65,021

Basic (loss) income per common share:
Continuing operations	$(0.08)	$(0.55)	$(0.39)	$2.30

Discontinued operations	$—	$—	$—	$(0.03)

Net (loss) income	$(0.08)	$(0.55)	$(0.39)	$2.27

Weighted average number of shares outstanding	28,615	28,570	28,609	28,559

Diluted (loss) income per common share:
Continuing operations	$(0.08)	$(0.55)	$(0.39)	$2.30

Discontinued operations	$—	$—	$—	$(0.03)

Net (loss) income	$(0.08)	$(0.55)	$(0.39)	$2.27

Diluted weighted average number of shares outstanding	28,615	28,570	28,609	28,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
Operating activities:
Net (loss) income	$(11,252)	$64,896
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,570	11,162
Write-off of deferred debt costs	—	155
Equity-based compensation expense	554	547
Loss on redemption of senior subordinated notes	—	10,272
Restructuring and impairment costs	3,055	19,189
Deferred income taxes	(5,030)	28,126
Gain on sale of interest in Standard Gypsum, L.P.	—	(135,247)
Loss on sale of assets held for sale	—	2,073
Equity in income of unconsolidated affiliates	(514)	(3,651)
Distributions from unconsolidated affiliates	—	3,616
Changes in operating assets and liabilities, net of acquisitions	(9,611)	(4,688)

Net cash used in operating activities	(12,228)	(3,550)

Investing activities:
Purchases of property, plant and equipment	(11,600)	(15,799)
Proceeds from disposal of property, plant and equipment	1,369	353
Proceeds from sale of assets held for sale	—	7,195
Acquisition of businesses, net of cash acquired	—	(11,059)
Changes in restricted cash	(75)	10,712
Net proceeds from sale of interest in Standard Gypsum, L.P.	—	148,460
Return of investment in unconsolidated affiliates	41	1,384
Investment in unconsolidated affiliate	(78)	—

Net cash (used in) provided by investing activities	(10,343)	141,246

Financing activities:
Proceeds from senior credit facility-revolver	83,954	30,000
Repayments of senior credit facility-revolver	(56,954)	(15,000)
Proceeds from senior credit facility-term loan	—	35,000
Repayments of short and long-term debt	(2,917)	(274,110)
Deferred debt costs	—	(1,135)
Payments for capital lease obligations	(273)	(248)
Issuances of stock, net of forfeitures	20	92

Net cash provided by (used in) financing activities	23,830	(225,401)

Net change in cash and cash equivalents	1,259	(87,705)
Cash and cash equivalents at beginning of period	1,022	95,152

Cash and cash equivalents at end of period	$2,281	$7,447

Supplemental disclosures:
Cash payments for interest	$9,513	$22,303

Income tax payments, net	$174	$2,865

Property acquired under capital leases	—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006, respectively. The results of operations for the three months and six months ended June 30, 2007 and the cash flows for the six months ended June 30, 2007 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2007.

There were no discontinued operations to be reported for the three months and six months ended June 30, 2007. For the three months and six months ended June 30, 2006, certain reclassifications of balances have been made between discontinued operations and continuing operations as a result of the Company’s retention of the Tama, Iowa coated recycled paperboard mill, which was announced in December 2006.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except for the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), on January 1, 2007.

Note 2. New Accounting Pronouncements

Effective January 1, 2007, the Company adopted FIN 48, which was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized a cumulative effect adjustment of $3.1 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional information.

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

The Company adopted SFAS 123R as of January 1, 2006, using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, had not recognized compensation costs for employee stock options.

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

There were no options granted during the three months ended June 30, 2007. During the six months ended June 30, 2006, the Company granted 226,000 options with a weighted-average grant date fair value of $5.96 per share. The Company recorded compensation expense of approximately $220 thousand and $135 thousand for the six months ended June 30, 2007 and 2006, respectively. The amount reported for the six months ended June 30, 2007 included approximately $106 thousand of compensation expense related to options issued in December 2006. The total intrinsic value of the 3,000 and 11,662 options exercised during the six months ended June 30, 2007 and 2006, respectively, was insignificant. As of June 30, 2007, there was $505 thousand of total unrecognized compensation cost related to nonvested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 4.7 years using the straight-line method.

During the six months ended June 30, 2007, the Company granted 4,500 shares of nonvested stock at the weighted-average grant date fair value price of $7.46 per share. During the six months ended June 30, 2006, the Company granted 277 thousand shares of nonvested stock at the weighted-average grant date fair value price of $10.14 per share. The total fair value of nonvested stock that vested during the six months ended June 30, 2007 and 2006 was insignificant. The Company recorded approximately $335 thousand and $412 thousand of compensation expense during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $4.1 million of total unrecognized compensation cost related to nonvested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 5.1 years unless specific stock price targets are achieved, at which time the nonvested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for nonvested stock and stock options for the six months ended June 30, 2007 and 2006 included in the Company’s results of operations was $555 thousand and $547 thousand, respectively. The Company recognized no windfall tax benefit for the six months ended June 30, 2007 and 2006.

The following table summarizes the stock option activity during the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2006	1,701,712	$16.30
Granted	—	—
Forfeited	(59,217)	17.40
Exercised	(3,000)	7.05

Outstanding at June 30, 2007	1,639,495	$16.28	4.7	$0

Vested and expected to vest as of June 30, 2007	1,615,413	$16.38	4.7	$0

Options exercisable as of June 30, 2007	1,434,361	$17.17	4.3	$0

(1)	These amounts represent the difference between the weighted average exercise price and $5.25, the closing price of Caraustar stock on June 29, 2007 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s nonvested stock as of June 30, 2007 and changes during the six months ended June 30, 2007, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2006	489,994	$13.21
Granted	4,500	7.46
Vested	—	—
Forfeited	(7,400)	11.64

Nonvested at June 30, 2007	487,094	$13.18

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2007	December 31, 2006
Risk-free interest rate	N/A	4.65%
Expected dividend yield	N/A	0%
Expected life of options	N/A	8 years
Expected volatility	N/A	44%

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

Inventories at June 30, 2007 and December 31, 2006, were as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials and supplies	$32,675	$35,682
Finished goods and work in process	39,326	39,359

Total inventory	$72,001	$75,041

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

Operating Results Data

There were no discontinued operations for the six months ended June 30, 2007. The following table shows the results of discontinued operations for the three months and six months ended June 30, 2006 (in thousands).

	Three months ended June 30, 2006	Six months ended June 30, 2006
Sales	$7,862	$20,701
Cost of sales	6,678	17,692
Selling, general and administrative expenses	833	2,192
Restructuring and impairment costs	420	2,300

Loss from operations	(69)	(1,483)
Other income (expense), net	(3)	—

Loss from discontinued operations before benefit for income taxes	(72)	(1,483)
Benefit for income taxes	40	532

Loss from discontinued operations	$(32)	$(951)

On February 27, 2006, the Company completed the sale of its partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a loss of approximately $1.9 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations.

Note 6. Senior Credit Facility and Long-Term Debt

At June 30, 2007 and December 31, 2006, total long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Senior credit facility - revolver	$32,000	$5,000
Senior credit facility - term loan	28,194	31,111
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap agreements (1)	2,193	2,861

Total debt	289,337	265,922
Less current maturities	(5,830)	(5,830)

Total long-term debt	$283,507	$260,092

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

The carrying value of total debt outstanding at June 30, 2007 maturing during the next five years and thereafter is as follows (in thousands):

2007	$2,917
2008	5,833
2009	199,302
2010	33,307
2011	39,778
Thereafter	8,200

Total debt	$289,337

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

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, the Company amended its senior credit facility which impacted the calculation of the availability under the senior credit facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. The Company’s subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At June 30, 2007, the Company had $28.2 million outstanding under the five-year term loan and $32.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $24.4 million at June 30, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at June 30, 2007 were 7.13% and 7.41% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business. The Senior Credit Facility contains no financial covenant at this time; however, the Company must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million “Minimum Availability Reserve” would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. The company has not exercised this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

On May 22, 2007, the Company purchased additional units in its PaperLink, LLC unconsolidated affiliate, which increased the Company’s membership interest to greater than fifty percent. The Company failed to timely pledge the assets of PaperLink as a co-borrower or guarantor of the Company’s debt (which debt includes the Company’s Senior Credit Facility and Senior Notes). The Company subsequently determined that this failure was a technical violation of the debt covenants of both the Company’s Senior Credit Facility and its Senior Notes, which require – within a specified time period – that the Company pledge the assets of any affiliate in which its membership interest exceeds fifty percent. Upon determination, the Company decreased its membership interest in PaperLink to forty-nine percent. The Company notified the administrative agent for its Senior Credit Facility and the Trustee which administers it Senior Notes of the technical and inadvertent violation. On June 29, 2007, the bank group that holds the Company’s Senior Credit Facility consented to and waived any defaults regarding the Company’s violation. The Company does not expect any adverse impact from notification to the Trustee. The Company was in compliance with the Senior Credit Facility covenants as of June 30, 2007.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% senior notes are unsecured obligations of the Company. As of June 30, 2007, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales (external customers):
Paperboard	$52,707	$78,479	$105,593	$157,466
Recovered fiber	38,138	28,931	76,236	54,564
Tube, core and composite container	90,105	96,201	175,448	192,501
Folding carton and custom packaging	54,694	59,062	111,112	122,023

Total	$235,644	$262,673	$468,389	$526,554

Sales (intersegment):
Paperboard	$38,687	$32,437	$71,845	$64,944
Recovered fiber	22,489	26,215	44,937	48,413
Tube, core and composite container	1,232	1,570	2,459	2,996
Folding carton and custom packaging	271	125	464	691

Total	$62,679	$60,347	$119,705	$117,044

Income (loss) from continuing operations:
Paperboard (A)	$1,932	$(6,242)	$565	$(4,617)
Recovered fiber (B)	1,631	1,383	3,047	2,310
Tube, core and composite container (C)	2,169	1,067	4,065	2,979
Folding carton and custom packaging (D)	1,405	(136)	(656)	(1,225)

Total	7,137	(3,928)	7,021	(553)
Corporate expense (E)	(6,633)	(6,498)	(14,330)	(12,860)

Income (loss) from continuing operations	504	(10,426)	(7,309)	(13,413)
Interest expense	(4,829)	(6,962)	(9,479)	(17,125)
Interest income	48	1,445	102	3,625
Equity in income of unconsolidated affiliates	355	2,060	514	3,651
Gain on sale of interest in Standard Gypsum, L.P.	—	—	—	135,247
Loss on redemption of senior subordinated notes	—	(10,272)	—	(10,272)
Other, net	81	19	97	114

(Loss) income from continuing operations before income taxes and minority interest	$(3,841)	$(24,136)	$(16,075)	$101,827

(A)	Results for the three months ended June 30, 2007 and 2006 include charges to operations of $2.9 million and $12.4 million, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2007 and 2006 include charges to operations of $6.7 million and $17.2 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.

(B)	Results for the three months ended June 30, 2007 and 2006 include credits to operations of $23 thousand and $9 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2007 and 2006 include credits to operations of $27 thousand and $47 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to the disposition of machinery and equipment.

(C)	Results for the three months ended June 30, 2007 and 2006 include charges to operations of $290 thousand and $2.3 million, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2007 and 2006 include charges to operations of $963 thousand and $1.9 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations, settlement of leases and disposition of machinery and equipment.

(D)	Results for the three months ended June 30, 2007 and 2006 include charges to operations of $547 thousand and $1.1 million, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2007 and 2006 include charges to operations of $1.9 million and $1.6 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.

(E)	Corporate expense for the six months ended June 30, 2006, reflects a reclassification of legal expenses of $1.2 million from corporate expense to the tube, core and composite container segment.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2006 and did not result in an impairment charge. There were no changes in goodwill during the six months ended June 30, 2007.

Intangible Assets

As of June 30, 2007 and December 31, 2006, the Company had an intangible asset of $5.2 million (net of $2.8 million of accumulated amortization) and $5.5 million (net of $2.5 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for the six months ended June 30, 2007 and 2006 was $256 thousand and $265 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2008	$511
2009	511
2010	511
2011	511
2012	511

Five year total	$2,555

Note 9. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in demand for products and excess industry capacity. In response to these issues, over the past several years the Company has closed and consolidated facilities within its paperboard; recovered fiber; folding carton and custom packaging; and tube, core and composite container segments. These initiatives are designed to enhance the Company’s competitiveness by reducing costs, reducing geographic overlap, and minimizing duplicative capabilities.

In December 2006, the Company announced the permanent closure of its Vacaville, California tube and core facility. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in March 2007. For the six months ended June 30, 2007, the Company recorded charges of $33 thousand for severance and other termination benefits and $33 thousand for other exit costs. The Company paid $57 thousand of severance and other termination benefits and $33 thousand in other exit costs, leaving a reserve of $3 thousand for severance and other termination benefits. The Company expects to incur additional charges of $92 thousand for other exit costs. This facility is leased and the plan will be complete once the Company has vacated the leased facility.

In December 2006, the Company announced the permanent closure of its Grand Rapids, Michigan tube and core facility. The facility is expected to cease production in July 2007. For the six months ended June 30, 2007, the Company recorded charges of $97 thousand for severance and other termination benefits. The Company paid $24 thousand in severance and other termination benefits, leaving a reserve of $73 thousand for severance and other termination benefits. The Company expects to incur additional charges of $6 thousand for severance and other termination benefits. The plan will be complete upon the settlement of lease obligations.

In January 2007, the Company announced the permanent closure of its Lafayette paperboard mill located in Lafayette, Indiana. The mill ceased production in January 2007. For the six months ended June 30, 2007, the Company recorded charges of $1.6 million for severance and other termination benefits and $964 thousand for other exit costs. The Company paid $786 thousand of severance and other termination benefits and $964 thousand for other exit costs, leaving a reserve of $862 thousand for severance and other termination benefits. The Company also recorded $904 thousand of additional impairment related to fixed assets. The Company expects to incur additional charges of $1.1 million related to other exit costs. This plan will be complete upon the sale of the real estate, which the Company is currently marketing.

In January 2007, the Company announced the permanent closure of its Amarillo, Texas tube and core facility. The facility is expected to cease production in July 2007. For the six months ended June 30, 2007, the Company recorded charges of $67 thousand for severance and other termination benefits and $125 thousand for other exit costs. The Company paid $33 thousand of severance and other termination benefits and $125 thousand in other exit costs, leaving a reserve of $34 thousand for severance and other termination benefits. The Company expects to incur additional charges of $4 thousand for severance and other termination benefits and $103 thousand of other exit costs. This facility is leased and the plan will be complete once the Company has vacated the leased facility and settled the lease obligation.

In January 2007, the Company announced the permanent closure of its Leyland, England tube and core facility. The facility ceased production in April 2007. For the six months ended June 30, 2007, the Company recorded charges of $352 thousand for severance and other termination benefits and $14 thousand for other exit costs. The Company paid $312 thousand of severance and other termination benefits and $14 thousand in other exit costs, leaving a reserve of $40 thousand for severance and other termination benefits. The Company expects to incur additional charges of $146 thousand of other exit costs. This plan will be complete upon the sale of the location’s real estate, which the Company is currently marketing.

In June 2007, the Company recorded an impairment charge of $1.7 million related to its Mooresville paperboard facility located in Mooresville, North Carolina, which the Company disposed of during the second quarter of 2007.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2006 to June 30, 2007 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2006		$3,246	$81	$3,327
First quarter 2007 costs	$937	2,506	2,345	4,851	$5,788

Expenditures		(1,484)	(2,377)	(3,861)

Liability balance, March 31, 2007		4,268	49	4,317

Second quarter 2007 costs	$2,118	609	1,009	1,618	$3,736

Expenditures		(840)	(1,020)	(1,860)

Liability balance, June 30, 2007		$4,037	$38	$4,075

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of June 30, 2007, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

	Cumulative Costs as of June 30, 2007	Estimated Costs to Complete Initiatives as of June 30, 2007	Total Estimated Costs of Initiatives as of June 30, 2007
Segment
Paperboard	$15,400	$2,418	$17,818
Folding carton and custom packaging	17,272	441	17,713
Tube, core and composite container	3,784	521	4,305

Total	$36,456	$3,380	$39,836

Note 10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $11.9 million are expected to be made during 2007. During the six months ended June 30, 2007, the Company made contributions of $4.7 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at June 30, 2007.

Pension expense for the Pension Plan and the SERP includes the following components for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Pension Plan		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost of benefits earned	$726	$711	$93	$82
Interest cost on projected benefit obligation	1,897	1,741	142	131
Estimated return on plan assets	(1,842)	(1,805)	0	0
Net amortization and deferral	934	1,157	80	84

Net pension expense	$1,715	$1,804	$315	$297

	Pension Plan		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost of benefits earned	$1,282	$1,422	$181	$164
Interest cost on projected benefit obligation	3,708	3,482	281	261
Estimated return on plan assets	(3,792)	(3,609)	0	0
Net amortization and deferral	1,671	2,314	158	168

Net pension expense	$2,869	$3,609	$620	$593

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and six months ended June 30, 2007 and 2006 included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost of benefits earned	$9	$11	$18	$21
Interest cost on accumulated postretirement benefit obligation	89	87	178	173
Amortization	38	59	76	117

Net postretirement benefit cost	$136	$157	$272	$311

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

As a result of implementing FIN 48, the Company recognized a net increase of $3.1 million in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. Upon adoption of FIN 48, the Company had gross unrecognized tax benefits of $13.3 million (including interest and penalties) at January 1, 2007, of which $4.5 million, if recognized, would affect the annual effective tax rate. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items. No material adjustments have been made to unrecognized tax benefits as of June 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007 and June 30, 2007, accrued interest and penalties related to unrecognized tax benefits were $566 thousand and $616 thousand, respectively.

The effective rate of income tax for continuing operations for the six months ended June 30, 2007 was a 30.00% benefit, compared with a 35.25% expense for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

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

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) from continuing operations (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Loss) income from continuing operations	$(2,308)	$(15,724)	$(11,252)	$65,847

Weighted average number of common shares outstanding - basic	28,615	28,570	28,609	28,559
Common share equivalents	—	—	—	56

Weighted average number of common shares outstanding - diluted	28,615	28,570	28,609	28,615

(Loss) income per share – basic	$(0.08)	$(0.55)	$(0.39)	$2.30

(Loss) income per share - diluted	$(0.08)	$(0.55)	$(0.39)	$2.30

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of common share equivalents not included in the computation of diluted weighted average shares for the six months ended June 30, 2007 and 2006 was 1,639,495 and 1,390,281, respectively.

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

	June 30, 2007	December 31, 2006
Current assets	$21,240	$15,254
Noncurrent assets	124,964	128,561
Current liabilities	12,241	10,552
Long-term liabilities	268	605
Long-term debt	50,000	50,000
Net assets	83,695	82,658

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$32,211	$31,890	$61,026	$59,959
Gross profit	4,408	7,790	8,054	14,896
Income from operations	1,700	4,995	2,899	9,172
Net income	723	4,050	1,015	7,232

The Company received no cash distributions from PBL during the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company received $5.0 million in cash distributions from PBL. The Company’s equity interest in earnings from PBL for the three months ended June 30, 2007 and 2006 was approximately $362 thousand and $2.0 million, respectively. The Company’s equity interest in earnings from PBL for the six months ended June 30, 2007 and 2006 was approximately $507 thousand and $3.6 million, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,782	$150	$349	$—	$2,281
Intercompany funding	(167,695)	179,430	(11,735)	—	—
Receivables, net of allowances	41	90,472	3,677	—	94,190
Inventories	—	69,030	2,971	—	72,001
Refundable income taxes	1,515	—	—	—	1,515
Current deferred tax assets	5,967	—	—	—	5,967
Other current assets	5,263	5,634	1,110	—	12,007

Total current assets	(153,127)	344,716	(3,628)	—	187,961

Property, plant and equipment	33,821	514,900	22,454	—	571,175
Less accumulated depreciation	(13,679)	(281,845)	(13,666)	—	(309,190)

Property, plant and equipment, net	20,142	233,055	8,788	—	261,985

Goodwill	—	124,072	3,502	—	127,574

Investment in consolidated subsidiaries	608,232	—	—	(608,232)	—

Investment in unconsolidated affiliates	42,125	—	—	—	42,125

Other assets	5,461	6,240	58	—	11,759

	$522,833	$708,083	$8,720	$(608,232)	$631,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	13,453	53,857	2,573	—	69,883
Accrued interest	1,889	67	—	—	1,956
Accrued compensation	1,102	7,806	224	—	9,132
Accrued pension	271	—	—	—	271
Capital lease obligations	307	28	—	—	335
Other accrued liabilities	8,982	14,508	523	—	24,013

Total current liabilities	31,834	76,266	3,320	—	111,420

Long-term debt, less current maturities	275,307	8,200	—	—	283,507

Long-term capital lease obligations	—	27	—	—	27

Deferred income taxes	13,149	12,164	1,529	—	26,842

Pension liability	35,636	—	—	—	35,636

Other liabilities	17,482	7,065	—	—	24,547

Shareholders’ equity:
Common stock	2,911	772	497	(1,269)	2,911
Additional paid-in capital	192,109	550,471	8,339	(558,810)	192,109
Retained (deficit) earnings	(21,863)	53,118	(6,883)	(46,235)	(21,863)
Accumulated other comprehensive (loss) income	(23,732)	—	1,918	(1,918)	(23,732)

Total shareholders’ equity	149,425	604,361	3,871	(608,232)	149,425

	$522,833	$708,083	$8,720	$(608,232)	$631,404

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$298,696	$8,758	$(71,810)	$235,644
Cost of sales	—	268,473	8,025	(71,810)	204,688
Selling, general and administrative expenses	6,804	19,172	740	—	26,716
Restructuring and impairment costs	—	3,661	75	—	3,736

(Loss) income from operations	(6,804)	7,390	(82)	—	504
Other (expense) income:
Interest expense	(4,728)	(101)	—	—	(4,829)
Interest income	47	—	1	—	48
Equity in income of consolidated affiliates	7,289	—	—	(7,289)	—
Equity in income of unconsolidated affiliates	355	—	—	—	355
Other, net	—	158	(77)	—	81

	2,963	57	(76)	(7,289)	(4,345)

(Loss) income before income taxes	(3,841)	7,447	(158)	(7,289)	(3,841)
Benefit for income taxes	1,533	—	—	—	1,533

Net (loss) income	$(2,308)	$7,447	$(158)	$(7,289)	$(2,308)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$327,361	$12,026	$(76,714)	$262,673
Cost of sales	—	288,893	12,005	(76,714)	224,184
Selling, general and administrative expenses	5,500	26,859	758	—	33,117
Restructuring and impairment costs	—	15,798	—	—	15,798

Loss from operations	(5,500)	(4,189)	(737)	—	(10,426)
Other (expense) income:
Interest expense	(6,859)	(101)	(2)	—	(6,962)
Interest income	1,445	—	—	—	1,445
Equity in income of consolidated affiliates	1,561	—	—	(1,561)	—
Equity in income of unconsolidated affiliates	2,060	—	—	—	2,060
Loss on redemption of senior subordinated notes.	(10,272)	—	—	—	(10,272)
Other, net	—	133	(114)	—	19

	(12,065)	32	(116)	(1,561)	(13,710)

Loss from continuing operations before income taxes and minority interest	(17,565)	(4,157)	(853)	(1,561)	(24,136)
Benefit for income taxes	8,481	—	—	—	8,481
Minority interest in income	—	—	—	(69)	(69)

Loss from continuing operations	(9,084)	(4,157)	(853)	(1,630)	(15,724)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(72)	—	—	(72)
Benefit for income taxes of discontinued operations	—	40	—	—	40

Loss from discontinued operations	—	(32)	—	—	(32)

Net loss	$(9,084)	$(4,189)	$(853)	$(1,630)	$(15,756)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$588,552	$16,632	$(136,795)	$468,389
Cost of sales	—	531,406	15,414	(136,795)	410,025
Selling, general and administrative expenses	14,734	39,844	1,571	—	56,149
Restructuring and impairment costs	9	9,150	365	—	9,524

(Loss) income from operations	(14,743)	8,152	(718)	—	(7,309)
Other (expense) income:
Interest expense	(9,277)	(202)	—	—	(9,479)
Interest income	101	—	1	—	102
Equity in income of consolidated affiliates	7,330	—	—	(7,330)	—
Equity in income of unconsolidated affiliates	514	—	—	—	514
Other, net	—	125	(28)	—	97

	(1,332)	(77)	(27)	(7,330)	(8,766)

(Loss) income before income taxes	(16,075)	8,075	(745)	(7,330)	(16,075)
Benefit for income taxes	4,823	—	—	—	4,823

Net (loss) income	$(11,252)	$8,075	$(745)	$(7,330)	$(11,252)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$653,102	$23,513	$(150,061)	$526,554
Cost of sales	—	578,493	22,303	(150,061)	450,735
Selling, general and administrative expenses	13,403	53,163	2,058	—	68,624
Restructuring and impairment costs	—	20,608	—	—	20,608

(Loss) income from operations	(13,403)	838	(848)	—	(13,413)
Other (expense) income:
Interest expense	(16,924)	(197)	(4)	—	(17,125)
Interest income	3,625	—	—	—	3,625
Equity in income of consolidated affiliates	5,555	—	—	(5,555)	—
Equity in income of unconsolidated affiliates	3,651	—	—	—	3,651
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Loss on redemption of senior subordinated notes.	(10,272)	—	—	—	(10,272)
Other, net	—	308	(194)	—	114

	120,882	111	(198)	(5,555)	115,240

Income (loss) from continuing operations before income taxes and minority interest	107,479	949	(1,046)	(5,555)	101,827
Provision for income taxes	(35,897)	—	—	—	(35,897)
Minority interest in income	—	—	—	(83)	(83)

Income (loss) from continuing operations	71,582	949	(1,046)	(5,638)	65,847
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,483)	—	—	(1,483)
Benefit for income taxes of discontinued operations	—	532	—	—	532

Loss from discontinued operations	—	(951)	—	—	(951)

Net income (loss)	$71,582	$(2)	$(1,046)	$(5,638)	$64,896

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,138)	$8,389	$(479)	$—	$(12,228)

Investing activities:
Purchases of property, plant and equipment	(1,970)	(9,630)	—	—	(11,600)
Proceeds from disposal of property, plant and equipment	—	1,321	48	—	1,369
Changes in restricted cash	(75)	—	—	—	(75)
Return of investment in unconsolidated affiliate	41	—	—	—	41
Investment in unconsolidated affiliate	(78)	—	—	—	(78)

Net cash (used in) provided by investing activities	(2,082)	(8,309)	48	—	(10,343)

Financing activities:
Proceeds from senior credit facility - revolver	83,954	—	—	—	83,954
Repayments of senior credit facility - revolver	(56,954)	—	—	—	(56,954)
Repayments of short and long-term debt	(2,917)	—	—	—	(2,917)
Payments for capital lease obligations	(255)	(18)	—	—	(273)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by (used in) financing activities	23,848	(18)	—	—	23,830

Net increase (decrease) in cash and cash equivalents	1,628	62	(431)	—	1,259
Cash and cash equivalents at beginning of period	154	88	780	—	1,022

Cash and cash equivalents at end of period	$1,782	$150	$349	$—	$2,281

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,189)	$2,927	$(288)	$—	$(3,550)

Investing activities:
Purchases of property, plant and equipment	(5,277)	(10,355)	(167)	—	(15,799)
Proceeds from disposal of property, plant and equipment	—	353	—	—	353
Proceeds from sale of assets held for sale	—	7,195	—	—	7,195
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,712	—	—	—	10,712
Proceeds from sale of interest in Standard Gypsum, L.P.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates	1,384	—	—	—	1,384

Net cash provided by (used in) investing activities	144,220	(2,807)	(167)	—	141,246

Financing activities:
Proceeds from senior credit facility - revolver	30,000	—	—	—	30,000
Repayments of senior credit facility - revolver	(15,000)	—	—	—	(15,000)
Proceeds from senior credit facility - term loan	35,000	—	—	—	35,000
Repayments of short and long-term debt	(274,110)	—	—	—	(274,110)
Deferred debt costs	(1,135)	—	—	—	(1,135)
Payments for capital lease obligations	(241)	(7)	—	—	(248)
Issuances of stock, net of forfeitures	92	—	—	—	92

Net cash used in financing activities	(225,394)	(7)	—	—	(225,401)

Net (decrease) increase in cash and cash equivalents	(87,363)	113	(455)	—	(87,705)
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$6,635	$176	$636	$—	$7,447

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 51% in the first six months of 2007. The remaining 49% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube, core and composite containers; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

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

We are a holding company that operates our business through 22 subsidiaries as of June 30, 2007. We also own a 50% interest in one joint venture with Temple-Inland. We have two additional joint ventures with unrelated entities in which our investment and share of earnings are immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off—Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective, and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007. The accounting for these matters involves forming estimates based on current facts, circumstances, and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the six month period ended June 30, 2007 other than the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).”

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Three Months Ended June 30,		Change	% Change
	2007	2006
Paperboard volume by end-use market (tons in thousands):
Tube, core and composite container market
Volume shipped to internal converters	66.9	70.8	(3.9)	-5.5%
Mill volume shipped to external customers	10.7	12.5	(1.8)	-14.4%

Total	77.6	83.3	(5.7)	-6.8%
Folding carton market
Volume shipped to internal converters	33.3	39.8	(6.5)	-16.3%
Mill volume shipped to external customers	23.5	64.5	(41.0)	-63.6%

Total	56.8	104.3	(47.5)	-45.5%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	17.9	25.6	(7.7)	-30.1%
Specialty paperboard products market
Volume shipped to internal converters	26.5	26.5	0.0	0.0%
Mill volume shipped to external customers	24.1	37.5	(13.4)	-35.7%

Total	50.6	64.0	(13.4)	-20.9%
Total paperboard volume	202.9	277.2	(74.3)	-26.8%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	94.0	158.0	(64.0)	-40.5%
Tube, core and composite container segment	75.6	79.4	(3.8)	-4.8%
Folding carton and custom packaging segment	33.3	39.8	(6.5)	-16.3%

Total paperboard volume	202.9	277.2	(74.3)	-26.8%

Paperboard Volume. Total paperboard volume for the three months ended June 30, 2007, decreased 26.8% to 202.9 thousand tons from 277.2 thousand tons for the same period in 2006. Tons sold from paperboard mill production decreased 35.1% to 162.6 thousand tons for the three months ended June 30, 2007, compared to the same period in 2006. The total volume of paperboard converted decreased 7.6% for the three months ended June 30, 2007.

Total paperboard volume decreased primarily due to a decrease in sales of unconverted paperboard to the folding carton and the specialty paperboard end-use markets, primarily attributable to the disposition of our Rittman and Sprague coated paperboard operations in 2006. Sales of unconverted paperboard to the gypsum wallboard facing paper market decreased due to the decline in demand in the wallboard business. Unconverted volume in the tube, core and composite container segment decreased due to lower industry demand.

Sales. Our consolidated sales for the three months ended June 30, 2007 decreased 10.3% to $235.6 million from $262.7 million for the same period of 2006. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
Paperboard	$52,707	$78,479	$(25,772)	-32.8%
Recovered fiber	38,138	28,931	9,207	31.8%
Tube, core and composite container	90,105	96,201	(6,096)	-6.3%
Folding carton and custom packaging	54,694	59,062	(4,368)	-7.4%

Total	$235,644	$262,673	$(27,029)	-10.3%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for a decrease of $40.9 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $15.1 million. Approximately $21.4 million of the volume decrease was due to the disposition of our Rittman and Sprague coated paperboard operations.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher selling prices which accounted for approximately $8.1 million of the $9.2 million increase. The remaining increase of $1.1 million was primarily due to higher volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased primarily due to lower volume which accounted for a decrease of $10.6 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $4.8 million in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment decreased primarily due to lower volume of approximately $4.5 million resulting from closing and consolidating operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the three months ended June 30, 2007 decreased $19.5 million from $224.2 million in 2006 to $204.7 million in 2007. This decrease was primarily due to the following factors:

•

Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $20.6 million in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower direct material costs of approximately $1.4 million in the tube, core and composite container segment primarily due to lower volume.

•	Lower energy and fuel costs of $1.4 million in the paperboard segment.

•	Lower direct material costs of approximately $2.5 million in the folding carton and custom packaging segment primarily due to lower volume.

•	Lower employee labor costs in the tube, core and composite container segment of approximately $1.1 million.

•	Lower other manufacturing costs of $1.3 million in the tube, core and composite container segment.

•	Lower repair and maintenance costs in the paperboard segment of approximately $641 thousand.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of approximately $8.2 million in the recovered fiber segment.

•	Higher direct material costs of 1.5 million in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $6.4 million from $33.1 million in 2006 to $26.7 million in 2007. The decrease was primarily due to the following factors:

•	Elimination of approximately $3.8 million of selling, general and administrative expenses in the paperboard segment related to the disposition of facilities.

•	Elimination of approximately $1.2 million of selling, general and administrative expenses in the carton and custom packaging segment related primarily to facility closures.

•	Elimination of approximately $773 thousand of selling, general and administrative expenses in the tube, core and composite container segment related primarily to the disposition of facilities.

Restructuring and Impairment Costs. During the three months ended June 30, 2007, we incurred charges totaling $3.7 million for restructuring and impairment costs. Of this total, approximately $2.1 million was for impairment of assets, $609 thousand for severance and other termination benefits, and $1.0 million for other exit costs. We made payments of $840 thousand in severance and other termination benefits and $1.0 million for other exit costs during the three months ended June 30, 2007, leaving an estimated liability of $4.1 million at June 30, 2007.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Income from operations for the three months ended June 30, 2007 was $504 thousand, an increase of $10.9 million compared to loss from operations of $10.4 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
Paperboard	$1,932	$(6,242)	$8,174	131.0%
Recovered fiber	1,631	1,383	248	17.9%
Tube, core and composite container	2,169	1,067	1,102	103.3%
Folding carton and custom packaging	1,405	(136)	1,541	1,133.1%
Corporate expense	(6,633)	(6,498)	(135)	-2.1%

Total	$504	$(10,426)	$10,930	104.8%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	Higher margins between selling prices and fiber costs increased income from operations by approximately $2.2 million.

•	An improvement of approximately $2.1 million in operating income related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower restructuring costs of approximately $9.4 million.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by approximately $4.0 million.

•	The write-off of obsolete inventory of approximately $1.0 million.

Recovered Fiber Segment

Income from operations improved primarily due to higher selling prices.

Tube, Core and Composite Container Segment

Income from operations improved primarily due to lower restructuring costs of approximately $2.0 million and lower repair and maintenance costs of $556 thousand. This increase was partially offset by lower volume which reduced income from operations by approximately $1.8 million.

Carton and Custom Packaging Segment

Income from operations improved primarily due to the lower restructuring costs of approximately $563 thousand and lower depreciation expense of $492 thousand.

Discontinued Operations. The loss from discontinued operations for the three months ended June 30, 2006 was $32 thousand. There were no results from discontinued operations for the three months ended June 30, 2007. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended June 30, 2007 and 2006 was approximately $4.8 million and $7.0 million, respectively. The decrease in interest expense was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $355 thousand for the three months ended June 30, 2007, a decline of $1.7 million compared to the same period in 2006. This decline was primarily due to a decrease in demand for gypsum wallboard facing paper which was impacted by the downturn in the housing market.

Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended June 30, 2007 was a 39.91% benefit, compared with a 35.14% benefit for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

Net (Loss) Income. Due to the factors discussed above, net loss for the three months ended June 30, 2007 was $2.3 million, or $0.08 net loss per common share, compared to a net loss of $15.8 million, or $0.55 net income per common share, for the same period last year.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Six Months Ended June 30,		Change	% Change
	2007	2006
Paperboard volume by end-use market (tons in thousands):
Tube, core and composite container market
Volume shipped to internal converters	129.7	142.1	(12.4)	-8.7%
Mill volume shipped to external customers	23.4	25.5	(2.1)	-8.2%

Total	153.1	167.6	(14.5)	-8.7%
Folding carton market
Volume shipped to internal converters	66.0	79.9	(13.9)	-17.4%
Mill volume shipped to external customers	48.6	131.6	(83.0)	-63.1%

Total	114.6	211.5	(96.9)	-45.8%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	34.5	50.6	(16.1)	-31.8%
Specialty paperboard products market
Volume shipped to internal converters	52.3	52.0	0.3	0.6%
Mill volume shipped to external customers	51.4	77.2	(25.8)	-33.4%

Total	103.7	129.2	(25.5)	-19.7%
Total paperboard volume	405.9	558.9	(153.0)	-27.4%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	193.0	317.9	(124.9)	-39.3%
Tube, core and composite container segment	146.9	161.1	(14.2)	-8.8%
Folding carton and custom packaging segment	66.0	79.9	(13.9)	-17.4%

Total paperboard volume	405.9	558.9	(153.0)	-27.4%

Paperboard Volume. Total paperboard volume for the six months ended June 30, 2007, decreased 27.4% to 405.9 thousand tons from 558.9 thousand tons for the same period in 2006. Tons sold from paperboard mill production decreased 35.7% to 324.0 thousand tons for the six months ended June 30, 2007, compared to the same period in 2006. The total volume of paperboard converted decreased 9.5% for the six months ended June 30, 2007.

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

Sales. Our consolidated sales for the six months ended June 30, 2007 decreased 11.1% to $468.4 million from $526.6 million for the same period of 2006. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
Paperboard	$105,593	$157,466	$(51,873)	-32.9%
Recovered fiber	76,236	54,564	21,672	39.7%
Tube, core and composite container	175,448	192,501	(17,053)	-8.9%
Folding carton and custom packaging	111,112	122,023	(10,911)	-8.9%

Total	$468,389	$526,554	$(58,165)	-11.1%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for a decrease of $77.8 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $26.4 million. Approximately $44.3 million of the volume decrease was due to the disposition of our Rittman and Sprague coated paperboard operations.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher selling prices which accounted for approximately $19.2 million of the $21.7 million increase. The remaining $2.5 million increase was primarily due to higher volume.

Tube, Core and Composite Container Segment

Sales for the tube, core and composite container segment decreased primarily due to lower volume which accounted for a decrease of $26.4 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $9.7 million in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment decreased primarily due to lower volume of approximately $10.7 million resulting from closing and consolidating certain operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the six months ended June 30, 2007 decreased $40.7 million from $450.7 million in 2006 to $410.0 million in 2007. This decrease was primarily due to the following factors:

•

Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $43.2 million in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower direct material costs of approximately $6.8 million in the tube, core and composite container segment primarily due to lower volume.

•	Lower direct material costs of approximately $5.4 million in the folding carton and custom packaging segment primarily due to lower sales.

•	Lower employee labor and benefit costs in the tube, core and composite container segment of approximately $2.8 million.

•	Lower employee labor and benefit costs in the folding carton and custom packaging segment of approximately $2.2 million.

•	Lower other manufacturing costs of $2.9 million in the tube, core and composite container segment.

•	Lower repairs and maintenance and energy costs of $1.9 million in the paperboard segment.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of approximately $18.5 million in the recovered fiber segment.

•	Higher direct material costs in the paperboard segment of approximately $6.5 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 decreased $12.5 million from $68.6 million in 2006 to $56.1 million in 2007. The decrease was primarily due to the following factors:

•	Elimination of approximately $7.5 million of selling, general and administrative expenses in the paperboard segment related to the disposition of facilities.

•	Elimination of approximately $2.2 million of selling, general and administrative expenses in the carton and custom packaging segment related primarily to facility closures.

•	Elimination of approximately $1.7 million of selling, general and administrative expenses in the tube, core and composite container segment related primarily to the disposition of facilities.

•	Selling, general and administrative expenses in 2006 included a $1.2 million reserve established for the settlement of a patent infringement dispute.

Restructuring and Impairment Costs. During the six months ended June 30, 2007, we incurred charges totaling $9.5 million for restructuring and impairment costs. Of this total, approximately $3.1 million was for impairment of assets, $3.1 million for severance and other termination benefits, and $3.3 million for other exit costs. We made payments of $2.3 million in severance and other termination benefits and $3.4 million for other exit costs during the six months ended June 30, 2007, leaving an estimated reserve of $4.1 million at June 30, 2007.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Loss from operations for the six months ended June 30, 2007 was $7.3 million, an improvement of $6.1 million compared to loss from operations of $13.4 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
Paperboard	$565	$(4,617)	$5,182	112.2%
Recovered fiber	3,047	2,310	737	31.9%
Tube, core and composite container	4,065	2,979	1,086	36.5%
Folding carton and custom packaging	(656)	(1,225)	569	46.4%
Corporate expense	(14,330)	(12,860)	(1,470)	-11.4%

Total	$(7,309)	$(13,413)	$6,104	45.5%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	An improvement of approximately $4.7 million in operating income related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower restructuring costs of approximately $10.6 million.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by approximately $7.7 million.

•	Lower margins between selling prices and fiber costs reduced income from operations by approximately $826 thousand.

•	The write-off of obsolete inventory of approximately $1.0 million.

Recovered Fiber Segment

Income from operations improved primarily due to higher selling prices. This improvement was partially offset by higher accounts receivable reserve expense of approximately $466 thousand.

Tube, Core and Composite Container Segment

Income from operations improved primarily due to the following factors:

•	Higher selling prices improved income from operations by approximately $2.3 million.

•	Income from operations reported in 2006 was reduced by a $1.2 million reserve established for the settlement of a patent infringement dispute.

•	Lower restructuring costs of $903 thousand.

•	Lower bad debt expense of $615 thousand.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by approximately $4.1 million.

Carton and Custom Packaging Segment

Income from operations improved primarily due to the lower accelerated depreciation expense of $865 thousand. This improvement was partially offset by higher restructuring costs of approximately $342 thousand.

Discontinued Operations. The loss from discontinued operations for the six months ended June 30, 2006 was $951 thousand. There were no results from discontinued operations for the six months ended June 30, 2007. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the six months ended June 30, 2007 and 2006 was approximately $9.5 million and $17.1 million, respectively. The decrease in interest expense was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Gain on Sale of Interest in Standard Gypsum, L.P. On January 17, 2006, we sold our 50% membership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million in January 2006.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $514 thousand for the six months ended June 30, 2007, a decline of $3.1 million compared to the same period in 2006. This decline was primarily due to a decrease in demand for gypsum wallboard facing paper which was impacted by the downturn in the housing market.

Benefit (Provision) for Income Taxes. The effective rate of income tax for continuing operations for the six months ended June 30, 2007 was a 30.00% benefit, compared with a 35.25% expense for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

Net (Loss) Income. Due to the factors discussed above, net loss for the six months ended June 30, 2007 was $11.3 million, or $0.39 net loss per common share, compared to net income of $64.9 million, or $2.27 net income per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2006 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at June 30, 2007 of $2.3 million, together with our borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next 12 months. However, it is likely that we will refinance our $200.0 million outstanding senior notes due in June 2009. We are evaluating various refinancing alternatives. If we are unable to generate cash at projected levels, our ability to generate cash sufficient to meet our long-term requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

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

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. On May 22, 2007, the Company purchased additional units in its PaperLink, LLC unconsolidated affiliate, which increased the Company’s membership interest to greater than fifty percent. The Company failed to timely pledge the assets of PaperLink as a co-borrower or guarantor of the Company’s debt (which debt includes the Company’s Senior Credit Facility and Senior Notes). The Company subsequently determined that this failure was a technical violation of the debt covenants of both the Company’s Senior Credit Facility and its Senior Notes, which require – within a specified time period – that the Company pledge the assets of any affiliate in which its membership interest exceeds fifty percent. Upon determination, the Company decreased its membership interest in PaperLink to forty-nine percent. The Company notified the administrative agent for its Senior Credit Facility and the Trustee which administers it Senior Notes of the technical and inadvertent violation. On June 29, 2007, the bank group that holds the Company’s Senior Credit Facility consented to and waived any defaults regarding the Company’s violation. The Company does not expect any adverse impact from notification to the Trustee. We were in compliance with the covenants under our senior credit facility as of June 30, 2007. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement for the next 12 months.

Borrowings. At June 30, 2007 and December 31, 2006, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	June 30, 2007	December 31, 2006
Senior credit facility-revolver	$32,000	$5,000
Senior credit facility-term loan	28,194	31,111
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	2,193	2,861

Total debt	$289,337	$265,922

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

On March 30, 2006, we amended our senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, the Company amended its Senior Credit Facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our domestic subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At June 30, 2007, we had $28.2 million outstanding under the five-year term loan and $32.0 million outstanding under the revolver.

The revolver matures on the fifth anniversary of closing and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit and any reserves. Aggregate availability under the revolver was $24.4 million at June 30, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on the fifth anniversary of closing.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at June 30, 2007 were 7.13% and 7.41% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, our and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility contains no financial covenant at this time; however, the Company must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million “Minimum Availability Reserve” would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. The company has not exercised this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy, and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

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

Cash Used By Operations. Cash used by operations was $12.2 million for the six months ended June 30, 2007, compared with cash used by operations of $3.6 million for the same period in 2006. This decrease was primarily due to a decline in operating results.

Capital Expenditures. Capital expenditures were $11.6 million for the six months ended June 30, 2007 versus $15.8 million for the same period in 2006. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2007.

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

The only significant changes to our contractual obligations since December 31, 2006 are the incurrence of debt and interest under the Senior Credit Facility. These borrowings resulted in payment obligations as of June 30, 2007 as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$28,194	$5,830	$11,666	$10,698	$—
Senior credit facility-revolver	32,000	—	—	32,000	—
Interest payment obligation for senior credit facility	14,358	4,118	6,979	3,261	—

Total	$74,552	$9,948	$18,645	$45,959	$—

As of June 30, 2007, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $13.1 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months. The Company will include its FIN 48 liability in the “Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

In the first quarter of 2007, we began the implementation of a new Enterprise Resource Planning system. Due to this implementation, internal controls have changed in various functional areas within the company. Management has taken steps to ensure appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue through all of 2007 and into 2008.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is a party to any litigation that will have a material adverse effect on its financial condition or results of operation.

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

Our annual shareholders’ meeting was held on May 17, 2007. The matters voted upon at the meeting were (1) the election of three Class III directors (Daniel P. Casey, Robert J. Clanin and James E. Rogers), and (2) the ratification of the selection of Deloitte & Touche LLP as our independent public accountants for fiscal year 2007. Both matters were approved by the following margins:

Proposal	Votes for	Votes Against or Withheld	Abstentions	Broker Nonvotes
Election of Directors:
Daniel P. Casey	24,668,871	683,792	—	—
Robert J. Clanin	16,587,631	8,765,032	—	—
James E. Rogers	24,378,531	974,132	—	—
Ratification of Selection of Independent
Public Accountants	25,095,168	215,888	41,607	—

ITEM 6.	EXHIBITS

a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Date: August 9, 2007		Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.33†	—	Second Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 14, 2007, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith