Form 10-Q
period 2007-09-30
CARAUSTAR INDUSTRIES INC
filed 2007-11-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 7, 2007.

Common Stock, $.10 par value	29,464,221
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$780	$1,022
Receivables, net of allowances for doubtful accounts, returns, and discounts of $2,799 and $3,062 as of September 30, 2007 and December 31, 2006, respectively	95,419	85,577
Inventories	64,594	75,041
Refundable income taxes	1,296	172
Current deferred tax assets	5,819	9,272
Other current assets	9,651	8,354
Assets of discontinued operations held for sale	19,800	—

Total current assets	197,359	179,438

Property, plant and equipment:
Land	9,586	10,316
Buildings and improvements	84,167	93,275
Machinery and equipment	405,853	436,705
Furniture and fixtures	32,105	29,975

	531,711	570,271
Less accumulated depreciation	(284,590)	(306,666)

Property, plant and equipment, net	247,121	263,605

Goodwill	122,542	127,574
Investment in unconsolidated affiliates	41,252	41,574
Other assets	11,536	12,084

	$619,810	$624,275

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$12,835	$5,830
Accounts payable	66,356	65,033
Accrued interest	6,022	1,482
Accrued compensation	10,689	10,127
Accrued pension	271	271
Capital lease obligations	205	544
Other accrued liabilities	24,334	27,187

Total current liabilities	120,712	110,474

Long-term debt, less current maturities	272,362	260,092
Long-term capital lease obligations	21	91
Deferred income taxes	25,593	43,315
Pension liability	32,365	38,854
Other liabilities	24,872	9,863
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,447,721 and 29,084,246 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,945	2,909
Additional paid-in capital	192,454	191,411
Retained deficit	(28,353)	(7,502)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(25,080)	(26,791)
Foreign currency translation	1,919	1,559

Total accumulated other comprehensive loss	(23,161)	(25,232)

Total shareholders’ equity	143,885	161,586

	$619,810	$624,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$209,631	$234,736	$650,304	$730,011
Cost of goods sold	180,638	200,930	565,299	622,832
Selling, general and administrative expenses	22,777	30,600	77,338	96,008
Restructuring and impairment costs	157	4,820	9,667	25,399

Income (loss) from operations	6,059	(1,614)	(2,000)	(14,228)
Other (expense) income:
Interest expense	(4,880)	(4,397)	(14,359)	(21,522)
Interest income	56	109	158	3,734
Equity in income of unconsolidated affiliates	430	1,455	944	5,106
Gain on sale of interest in unconsolidated affiliates	19	—	19	135,247
Loss on redemption of senior subordinated notes	—	—	—	(10,272)
Other, net	76	(14)	174	70

	(4,299)	(2,847)	(13,064)	112,363

Income (loss) from continuing operations before income taxes and minority interest	1,760	(4,461)	(15,064)	98,135
(Provision) benefit for income taxes	(652)	730	4,436	(35,414)
Minority interest in income	—	(19)	—	(102)

Income (loss) from continuing operations	1,108	(3,750)	(10,628)	62,619

Discontinued operations:
Loss from discontinued operations before income taxes	(9,539)	(2,201)	(8,790)	(4,453)
Benefit for income taxes of discontinued operations	1,941	879	1,676	1,658

Loss from discontinued operations	(7,598)	(1,322)	(7,114)	(2,795)

Net (loss) income	(6.490)	(5,072)	(17,742)	59,824
Other comprehensive income (loss):
Unrecognized pension and other benefit adjustment	570	—	1,711	—
Foreign currency translation adjustment	1	666	360	791

Comprehensive (loss) income	$(5,919)	$(4,406)	$(15,671)	$60,615

Basic income (loss) per common share:

Continuing operations	$0.04	$(0.13)	$(0.37)	$2.19

Discontinued operations	$(0.27)	$(0.05)	$(0.25)	$(0.10)

Net (loss) income	$(0.23)	$(0.18)	$(0.62)	$2.09

Weighted average number of shares outstanding	28,626	28,584	28,615	28,568

Diluted income (loss) per common share:
Continuing operations	$0.04	$(0.13)	$(0.37)	$2.19

Discontinued operations	$(0.26)	$(0.05)	$(0.25)	$(0.10)

Net (loss) income	$(0.22)	$(0.18)	$(0.62)	$2.09

Diluted weighted average number of shares outstanding	28,872	28,584	28,615	28,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
Operating activities:
Net (loss) income	$(17,742)	$59,824
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,256	16,884
Write-off of deferred debt costs	—	155
Equity-based compensation expense	872	867
Loss on redemption of senior subordinated notes	—	10,272
Restructuring and impairment costs	9,995	20,723
Deferred income taxes	(6,468)	29,260
Gain on sale of interest in unconsolidated affiliates.	(19)	(135,247)
Loss on sale of assets held for sale	—	2,073
Equity in income of unconsolidated affiliates	(944)	(5,106)
Distributions from unconsolidated affiliates	1,000	5,080
Changes in operating assets and liabilities, net of acquisitions	(7,423)	(936)

Net cash (used in) provided by operating activities	(5,473)	3,849

Investing activities:
Purchases of property, plant and equipment	(20,677)	(27,881)
Proceeds from disposal of property, plant and equipment	6,003	712
Proceeds from sale of assets held for sale	—	22,390
Acquisition of businesses, net of cash acquired	—	(11,059)
Changes in restricted cash	(115)	10,610
Net proceeds from sale of interest in unconsolidated affiliates.	161	148,460
Return of investment in unconsolidated affiliates.	41	2,920
Investment in unconsolidated affiliate.	(78)	—

Net cash (used in) provided by investing activities	(14,665)	146,152

Financing activities:
Proceeds from senior credit facility-revolver	107,436	35,332
Repayments of senior credit facility-revolver	(89,781)	(34,520)
Proceeds from senior credit facility-term loan	—	35,000
Repayments of senior credit facility-term loan	(4,375)	(275,570)
Proceeds from note payable	7,005	—
Deferred debt costs	—	(1,139)
Payments for capital lease obligations	(409)	(373)
Issuances of stock, net of forfeitures	20	92

Net cash provided by (used in) financing activities	19,896	(241,178)

Net change in cash and cash equivalents	(242)	(91,177)
Cash and cash equivalents at beginning of period	1,022	95,152

Cash and cash equivalents at end of period	$780	$3,975

Supplemental disclosures:
Cash payments for interest	$11,583	$23,122

Income tax payments, net	$247	$2,453

Property acquired under capital leases	$—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and its consolidated subsidiaries (“Company,” “us,” or “we”) as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006, respectively. The results of operations for the three months and nine months ended September 30, 2007 and the cash flows for the nine months ended September 30, 2007 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2007.

For the three months and nine months ended September 30, 2007 and 2006, certain reclassifications of balances have been made between discontinued operations and continuing operations as a result of the Company’s sale of the composite container and plastics businesses during the third quarter of 2007, and the retention of the Tama, Iowa coated recycled paperboard mill, which was announced in December 2006.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), on January 1, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

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

Note 3. Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values.

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

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under APB 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. The Company elected to utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS 123R.

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. The plan provides for the use of various awards including common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards and non-vested Restricted Performance Awards. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards, non-vested Restricted Performance Awards, or a combination of any or all of them, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Company stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Restricted Service Awards issued by the Company will vest fifty percent two years from the date of grant and one hundred percent three years from the date of grant. The Restricted Performance Awards vest based on the achievement of a three-year cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial objective. In May 2003 the Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted three thousand options annually.

During the nine months ended September 30, 2007, the Company granted approximately 445,000 options with a weighted-average grant date fair value of $3.97 per share. During the nine months ended September 30, 2006, the Company granted approximately 226,000 options with a weighted-average grant date fair value of $5.96 per share. The Company recorded compensation expense of approximately $306 thousand and $246 thousand for the nine months ended September 30, 2007 and 2006, respectively. The amount reported for the nine months ended September 30, 2007 included approximately $106 thousand of compensation expense related to options issued in December 2006. The total intrinsic value of the 3,000 and 11,662 options exercised during the nine months ended September 30, 2007 and 2006, respectively, was insignificant. As of September 30, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 5.6 years using the straight-line method.

During the nine months ended September 30, 2007, the Company granted 4,500 PARS at the weighted-average grant date fair value price of $7.46 per share. During the nine months ended September 30, 2006, the Company granted approximately 277,000 shares of PARS at the weighted-average grant date fair value price of $10.14 per share. The total fair value of PARS that vested during the nine months ended September 30, 2007 and 2006 was insignificant.

During the nine months ended September 30, 2007, the Company granted approximately 91,000 shares of Restricted Service Awards and 251,000 shares of Restricted Performance Awards at the weighted-average grant date fair value price per share of $3.85 and $3.96, respectively.

The Company recorded approximately $567 thousand and $621 thousand of compensation expense during the nine months ended September 30, 2007 and 2006, respectively, related to all non-vested stock. As of September 30, 2007, there was approximately $4.6 million of total unrecognized compensation cost related to all non-vested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 4.1 years, unless specific performance targets are achieved, at which time the non-vested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for all non-vested stock and stock options for the nine months ended September 30, 2007 and 2006 included in the Company’s results of operations was $873 thousand and $867 thousand, respectively. The Company recognized a windfall tax benefit of $136 thousand and $0 for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes the stock option activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2006	1,701,712	$16.30
Granted	445,130	3.97
Forfeited	(81,488)	17.33
Exercised	(3,000)	7.05

Outstanding at September 30, 2007	2,062,354	$13.61	5.7	217

Vested and expected to vest as of September 30, 2007	2,016,030	$13.78	5.6	204

Options exercisable as of September 30, 2007	1,459,362	$16.88	4.1	—

(1)	These amounts represent the difference between the weighted average exercise price and $4.46, the closing price of Caraustar stock on September 28, 2007 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s non-vested stock as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2006	489,994	$13.21
Granted	345,700	3.98
Vested	—	—
Forfeited	(14,605)	12.18

Non-vested at September 30, 2007	821,089	$9.34

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2007	December 31, 2006
Risk-free interest rate	4.24% - 4.54%	4.45% - 4.65%
Expected dividend yield	0%	0%
Expected life of options	8 years	8 years
Expected volatility	47% - 48%	44% - 46%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since our debt agreements contain limitations on the payment of dividends and currently preclude the Company from doing so. As required by SFAS 123R, the Company will adjust the estimated forfeiture rate based upon actual experience.

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

Inventories at September 30, 2007 and December 31, 2006, were as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and supplies	$28,280	$35,682
Finished goods and work in process	36,314	39,359

Total inventory	$64,594	$75,041

Note 5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit of the Company’s coated recycled paperboard business, the specialty packaging division, and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and, in December 2005, consisted of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division was a component of the folding carton and custom packaging segment and consisted of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey; and Pine Brook, New Jersey. The partition operations were a component of the tube and core segment and consisted of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey; and Covington, Georgia. Also on December 30, 2005, the Company completed the sale of its Hunt Valley corrugated box plant located in Hunt Valley, Maryland. The Company made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets, and the long-term prospects for those businesses.

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

On October 2, 2007, the Company completed the sale of the assets of its composite container and plastics businesses. These businesses were a component of the tube, core and composite container segment and consisted of six facilities located in Covington, Georgia, Orrville, Ohio, St. Paris, Ohio, Stevens Point, Wisconsin, New Smyrna Beach, Florida and Union, South Carolina. The Company retained a minor portion of the plastics business, which comprises less than ten percent of the revenues of that business.

For all periods presented in the accompanying consolidated statements of operations, discontinued operations include the results of operations and losses associated with the divestitures of the specialty packaging division, the partition operations, Hunt Valley corrugated operation and the composite container and plastics businesses.

Operating Results Data

The following table shows the results of discontinued operations for the three months and nine months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$13,800	$17,666	$41,516	$69,646
Cost of sales	12,602	17,624	37,966	64,149
Selling, general and administrative expenses	643	1,463	2,231	6,871
Restructuring and impairment costs	10,095	735	10,109	3,064

Loss from operations	(9,540)	(2,156)	(8,790)	(4,438)
Other income (expense), net	1	(45)	—	(15)

Loss from discontinued operations before benefit for income taxes	(9,539)	(2,201)	(8,790)	(4,453)
Benefit for income taxes	1,941	879	1,676	1,658

Loss from discontinued operations	$(7,598)	$(1,322)	$(7,114)	$(2,795)

On February 27, 2006, the Company completed the sale of its partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million. The Company recorded a loss of approximately $1.9 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations.

On October 2, 2007, the Company completed the sale of its composite container and plastics businesses to the Sonoco Products Company for a net purchase price of approximately $20.2 million. The Company recorded a loss of approximately $10.3 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations. Included in this amount is the write-off of approximately $5.0 million of related goodwill.

Note 6. Senior Credit Facility and Long-Term Debt

At September 30, 2007 and December 31, 2006, total long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior credit facility—revolver	$22,655	$5,000
Senior credit facility—term loan	26,736	31,111
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	15,205	8,200
Realized interest rate swap agreements (1)	1,851	2,861

Total debt	285,197	265,922
Less current maturities	(12,835)	(5,830)

Total long-term debt	$272,362	$260,092

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

The carrying value of total debt outstanding at September 30, 2007 maturing during the next five years and thereafter is as follows (in thousands):

2007	$8,463
2008	5,833
2009	198,842
2010	33,426
2011	30,433
Thereafter	8,200

Total debt	$285,197

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

On March 30, 2006, the Company amended its senior credit facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, the Company amended its senior credit facility which impacted the calculation of the availability under the senior credit facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. The Company’s subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At September 30, 2007, the Company had $26.7 million outstanding under the five-year term loan and $22.7 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $31.7 million at September 30, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at September 30, 2007 were 7.57% and 7.63% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, the Company must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million “Minimum Availability Reserve” would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. The company has not exercised this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

On May 22, 2007, the Company purchased additional units in its PaperLink, LLC unconsolidated affiliate, which increased the Company’s membership interest to greater than fifty percent. The Company failed to timely pledge the assets of PaperLink as a co-borrower or guarantor of the Company’s debt (which debt includes the Company’s Senior Credit Facility and Senior Notes). The Company subsequently determined that this failure was a technical violation of the debt covenants of both the Company’s Senior Credit Facility and its Senior Notes, which require – within a specified time period – that the Company pledge the assets of any affiliate in which its membership interest exceeds fifty percent. Upon determination, the Company decreased its membership interest in PaperLink to forty-nine percent. The Company notified the administrative agent for its Senior Credit Facility and the Trustee which administers it Senior Notes of the technical and inadvertent violation. On June 29, 2007, the bank group that holds the Company’s Senior Credit Facility consented to and waived any defaults regarding the Company’s violation. The Company does not expect any adverse impact from notification to the Trustee. The Company was in compliance with the Senior Credit Facility covenants as of September 30, 2007.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7  3/8% senior notes due June 1, 2009. The 7  3/8% senior notes were issued at a discount to yield an effective annualized interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective annualized interest rate of the 7  3/8% senior notes is 6.3%. The 7  3/8% senior notes are unsecured obligations of the Company. As of September 30, 2007, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

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

Note 7. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and one facility that manufactures clay-coated recycled paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube and core segment is principally made up of facilities that produce spiral and convolute-wound tubes and cores. The folding carton and custom packaging segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales (external customers):
Paperboard	$51,125	$62,340	$156,718	$219,806
Recovered fiber	32,075	34,079	108,311	88,643
Tube and core	74,084	78,298	221,816	239,520
Folding carton and custom packaging	52,347	60,019	163,459	182,042

Total	$209,631	$234,736	$650,304	$730,011

Sales (intersegment):
Paperboard	$38,235	$38,901	$110,077	$131,425
Recovered fiber	25,011	23,456	69,949	70,339
Tube and core	894	1,352	2,844	4,009
Folding carton and custom packaging	171	215	455	786

Total	$64,311	$63,924	$183,325	$206,559

Income (loss) from continuing operations:
Paperboard (A)	$3,295	$2,197	$3,859	$(2,420)
Recovered fiber (B)	2,029	1,040	5,076	3,350
Tube and core (C)	5,124	1,669	8,440	5,447
Folding carton and custom packaging (D)	1,437	(223)	781	(1,448)

Total	11,885	4,683	18,156	4,929
Corporate expense	(5,826)	(6,297)	(20,156)	(19,157)

Income (loss) from continuing operations	6,059	(1,614)	(2,000)	(14,228)
Interest expense	(4,880)	(4,397)	(14,359)	(21,522)
Interest income	56	109	158	3,734
Equity in income of unconsolidated affiliates	430	1,455	944	5,106
Gain on sale of interest in unconsolidated affiliates	19	—	19	135,247
Loss on redemption of senior subordinated notes	—	—	—	(10,272)
Other, net	76	(14)	174	70

Income (loss) from continuing operations before income taxes and minority interest	$1,760	$(4,461)	$(15,064)	$98,135

(A)	Results for the three months ended September 30, 2007 and 2006 include charges to operations of $1.9 million and $2.8 million, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2007 and 2006 include charges to operations of $8.6 million and $20.0 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment that was held for sale.
(B)	Results for the three months ended September 30, 2007 and 2006 include gains recorded to operations of $17 thousand and $26 thousand, respectively. Results for the nine months ended September 30, 2007 and 2006 include credits to operations of $44 thousand and $73 thousand, respectively. These gains relate primarily to the disposition of machinery and equipment that was held for sale.
(C)	Results for the three months ended September 30, 2007 and 2006 include gains recorded to operations of $2.1 million and charges to operations of $1.5 million, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2007 and 2006 include gains recorded to operations of $1.1 million and charges to operations $3.4 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations, and settlement of leases. The gains relate primarily to the disposition of machinery and equipment that was held for sale.
(D)	Results for the three months ended September 30, 2007 and 2006 include charges to operations of $314 thousand and $538 thousand, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2007 and 2006 include charges to operations of $2.2 million and $2.1 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2006 and did not result in an impairment charge. During the third quarter of 2007 the Company recognized a $5.0 million write-off of goodwill in the tube and core segment related to the divestiture of the segment’s composite container and plastics businesses. This impairment was recorded in discontinued operations.

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2006 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton and Custom Packaging	Tube and Core	Total
Balance as of December 31, 2006	$68,396	$3,777	$—	$55,401	$127,574
Write-off related to sale of composite container and plastics businesses	—	—	—	(5,032)	(5,032)

Balance as of September 30, 2007	$68,396	$3,777	$—	$50,369	$122,542

Intangible Assets

As of September 30, 2007 and December 31, 2006, the Company had an intangible asset of $5.1 million (net of $2.9 million of accumulated amortization) and $5.5 million (net of $2.5 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for the nine months ended September 30, 2007 and 2006 was $383 thousand and $393 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

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

In December 2006, the Company announced the permanent closure of its Vacaville, California tube and core facility. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in March 2007. For the nine months ended September 30, 2007, the Company recorded charges of $33 thousand for severance and other termination benefits and $102 thousand for other exit costs. The Company paid $60 thousand of severance and other termination benefits and $82 thousand in other exit costs, leaving an accrual balance of $20 thousand for additional other exit costs. The Company expects to incur no additional charges for this facility. This facility is leased and this plan is essentially complete as the lease expired on October 31, 2007.

In December 2006, the Company announced the permanent closure of its Grand Rapids, Michigan tube and core facility. The facility ceased production in July 2007. For the nine months ended September 30, 2007, the Company recorded charges of $52 thousand for severance and other termination benefits. The Company paid $52 thousand in severance and other termination benefits, leaving no accrual balance as of September 30, 2007. The Company expects to incur additional charges of $23 thousand for other exit costs. The plan will be complete upon the settlement of lease obligations.

In January 2007, the Company announced the permanent closure of its Lafayette paperboard mill located in Lafayette, Indiana. The mill ceased production in January 2007. For the nine months ended September 30, 2007, the Company recorded charges of $1.6 million for severance and other termination benefits and $1.4 million for other exit costs. The Company paid $835 thousand of severance and other termination benefits and $1.4 million for other exit costs, leaving an accrual balance of $813 thousand for severance and other termination benefits. The Company also recorded $904 thousand of additional impairment related to fixed assets. The Company expects to incur additional charges of $769 thousand related to other exit costs. This plan will be complete upon the sale of the real estate, which the Company is currently marketing.

In January 2007, the Company announced the permanent closure of its Amarillo, Texas tube and core facility. The facility ceased production in July 2007. For the nine months ended September 30, 2007, the Company recorded charges of $85 thousand for severance and other termination benefits and $125 thousand for other exit costs. The Company paid $85 thousand of severance and other termination benefits and $125 thousand in other exit costs, leaving no accrual balance as of September 30, 2007. The Company expects to incur additional charges of $93 thousand of other exit costs. This facility is leased and the plan will be complete once the Company has vacated the leased facility and settled the lease obligation.

In January 2007, the Company announced the permanent closure of its Leyland, England tube and core facility. The facility ceased production in April 2007. For the nine months ended September 30, 2007, the Company recorded charges of $354 thousand for severance and other termination benefits and $57 thousand for other exit costs. The Company paid $354 thousand of severance and other termination benefits and $57 thousand in other exit costs, leaving no accrual balance as of September 30, 2007. The Company expects to incur additional charges of $7 thousand of other exit costs. This plan is essentially complete as the Company completed the sale of the location’s real estate in August 2007, recognizing a pre-tax gain of $1.5 million on the sale.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2006 to September 30, 2007 (in thousands):

	Asset Impairment Charges and Loss (Gain) on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2006		$3,246	$81	$3,327
First quarter 2007 activity	$937	2,506	2,341	4,847	$5,784

Expenditures		(1,484)	(2,373)	(3,857)

Liability balance, March 31, 2007		$4,268	$49	$4,317

Second quarter 2007 activity	$2,118	609	999	1,608	$3,726

Expenditures		(840)	(1,008)	(1,848)

Liability balance, June 30, 2007		$4,037	$40	$4,077

Third quarter 2007 activity	$(2,283)	209	2,231	2,440	$157

Expenditures		(590)	(1,313)	(1,903)

Liability balance, September 30, 2007		$3,656	$958	$4,614

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of September 30, 2007, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of September 30, 2007	Estimated Costs to Complete Initiatives as of September 30, 2007	Total Estimated Costs of Initiatives as of September 30, 2007
Paperboard	$17,332	$2,609	$19,941
Folding carton and custom packaging	14,328	538	14,866
Tube and core	2,034	192	2,226

Total	$33,694	$3,339	$37,033

Note 10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $11.9 million are expected to be made during 2007. During the nine months ended September 30, 2007, the Company made contributions of $8.8 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at September 30, 2007.

Pension expense for the Pension Plan and the SERP includes the following components for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Pension Plan		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Service cost of benefits earned	$641	$711	$91	$83
Interest cost on projected benefit obligation	1,855	1,741	140	130
Estimated return on plan assets	(1,896)	(1,805)	—	—
Net amortization and deferral	836	1,157	79	84

Net pension expense	$1,436	$1,804	$310	$297

	Pension Plan		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost of benefits earned	$1,923	$2,133	$272	$247
Interest cost on projected benefit obligation	5,563	5,223	421	391
Estimated return on plan assets	(5,688)	(5,414)	—	—
Net amortization and deferral	2,507	3,471	237	252

Net pension expense	$4,305	$5,413	$930	$890

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006 includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost of benefits earned	$9	$10	$27	$31
Interest cost on accumulated postretirement benefit obligation	89	86	267	259
Amortization	38	59	114	176

Net postretirement benefit cost	$136	$155	$408	$466

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

As a result of implementing FIN 48, the Company recognized a net increase of $3.1 million in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. Upon adoption of FIN 48, the Company had gross unrecognized tax benefits of $13.3 million (including interest and penalties) at January 1, 2007, of which $4.5 million, if recognized, would affect the annual effective tax rate. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items. No material adjustments have been made to unrecognized tax benefits as of September 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007 and September 30, 2007, accrued interest and penalties related to unrecognized tax benefits were $566 thousand and $642 thousand, respectively.

The effective rate of income tax for continuing operations for the nine months ended September 30, 2007 was a 29.45% benefit, compared with a 36.09% expense for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include tax years 2004 through 2006. For state purposes, the years that remain subject to examination by state authorities include tax years 2000 through 2006. The Company is currently under audit by the state of Illinois for tax years 2003 through 2005. No material adjustments are expected to result from this audit.

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) from continuing operations (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$1,108	$(3,750)	$(10,628)	$62,619

Weighted average number of common shares outstanding - basic	28,626	28,584	28,615	28,568
Common share equivalents	246	—	—	38

Weighted average number of common shares outstanding - diluted	28,872	28,584	28,615	28,606

Basic income (loss) per share from continuing operations	$0.04	$(0.13)	$(0.37)	$2.19

Diluted income (loss) per share from continuing operations	$0.04	$(0.13)	$(0.37)	$2.19

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of anti-dilutive common share equivalents not included in the computation of diluted weighted average shares for the nine months ended September 30, 2007 and 2006 was 2,123,603 and 1,813,295, respectively.

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

	September 30, 2007	December 31, 2006
Current assets	$24,257	$15,254
Noncurrent assets	123,472	128,561
Current liabilities	14,911	10,552
Long-term liabilities	272	605
Long-term debt	50,000	50,000
Net assets	82,546	82,658

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$33,389	$32,765	$94,416	$92,724
Gross profit	4,490	5,703	12,544	20,599
Income from operations	1,807	3,922	4,706	13,094
Net income	850	2,928	1,865	10,160

The Company received $1.0 million in cash distributions from PBL during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company received $8.0 million in cash distributions from PBL. The Company’s equity interest in earnings from PBL for the three months ended September 30, 2007 and 2006 was approximately $425 thousand and $1.5 million, respectively. The Company’s equity interest in earnings from PBL for the nine months ended September 30, 2007 and 2006 was approximately $932 thousand and $5.1 million, respectively.

See discussion of PBL’s debt and related obligations in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Note 14. Guarantor Condensed Consolidating Financial Statements

These condensed consolidating financial statements reflect Caraustar Industries, Inc. and its subsidiary guarantors, which consist of all but one of the Company’s wholly-owned subsidiaries other than foreign subsidiaries (“Subsidiary Guarantors”). Nonguarantor subsidiaries are herein referred to as “Nonguarantor Subsidiaries.” Separate financial statements of the Subsidiary Guarantors are not presented because the subsidiary guarantees are joint and several and full and unconditional, and the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Subsidiary Guarantors.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52	$229	$499	$—	$780
Intercompany funding	(203,357)	208,043	(4,686)	—	—
Receivables, net of allowances		91,837	3,582	—	95,419
Inventories	—	63,651	943	—	64,594
Refundable income taxes	1,296	—	—	—	1,296
Current deferred tax assets	5,819	—	—	—	5,819
Other current assets	4,728	4,923	—		9,651
Assets of discontinued operations held for sale	19,800	—	—	—	19,800

Total current assets	(171,662)	368,683	338	—	197,359

Property, plant and equipment	34,126	491,970	5,615	—	531,711
Less accumulated depreciation	(14,296)	(269,152)	(1,142)	—	(284,590)

Property, plant and equipment, net	19,830	222,818	4,473	—	247,121

Goodwill	—	119,040	3,502	—	122,542

Investment in consolidated subsidiaries	611,196	—	—	(611,196)	—

Investment in unconsolidated affiliates	41,252	—	—	—	41,252

Other assets	5,378	6,105	53	—	11,536

	$505,994	$716,646	$8,366	$(611,196)	$619,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$12,835	$—	$—	$—	$12,835
Accounts payable	12,442	51,460	2,454	—	66,356
Accrued interest	5,889	133	—	—	6,022
Accrued compensation	1,659	8,862	168	—	10,689
Accrued pension	271	—	—	—	271
Capital lease obligations	177	28	—	—	205
Other accrued liabilities	2,909	21,001	424	—	24,334

Total current liabilities	36,182	81,484	3,046	—	120,712

Long-term debt, less current maturities	264,162	8,200	—	—	272,362

Long-term capital lease obligations	—	21	—	—	21

Deferred income taxes	11,897	12,164	1,532	—	25,593

Pension liability	32,365	—	—	—	32,365

Other liabilities	17,503	7,369	—	—	24,872

Shareholders’ equity:
Common stock	2,945	772	497	(1,269)	2,945
Additional paid-in capital	192,454	550,470	8,339	(558,809)	192,454
Retained (deficit) earnings	(28,353)	56,166	(6,967)	(49,199)	(28,353)
Accumulated other comprehensive (loss) income	(23,161)	—	1,919	(1,919)	(23,161)

Total shareholders’ equity	143,885	607,408	3,788	(611,196)	143,885

	$505,994	$716,646	$8,366	$(611,196)	$619,810

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$278,861	$1,669	$(70,899)	$209,631
Cost of sales	—	249,981	1,556	(70,899)	180,638
Selling, general and administrative expenses	6,160	16,485	132	—	22,777
Restructuring and impairment costs	(19)	154	22	—	157

(Loss) income from operations	(6,141)	12,241	(41)	—	6,059
Other (expense) income:
Interest expense	(4,764)	(116)	—	—	(4,880)
Interest income	55	1	—	—	56
Equity in income of consolidated affiliates	3,001	—	—	(3,001)	—
Equity in income of unconsolidated affiliates	393	37	—	—	430
Gain on sale of interest in unconsolidated affiliates.	19	—	—	—	19
Other, net	—	105	(29)	—	76

	(1,296)	27	(29)	(3,001)	(4,299)

(Loss) income from continuing operations before income taxes and minority interest	(7,437)	12,268	(70)	(3,001)	1,760
Provision for income taxes	(652)	—	—	—	(652)
Minority interest in income	—	—	—	—	—

(Loss) income from continuing operations	(8,089)	12,268	(70)	(3,001)	1,108
Discontinued operations:

Loss from discontinued operations before income taxes	—	(9,150)	(389)	—	(9,539)
Benefit for income taxes of discontinued operations	—	1,850	91	—	1,941

Loss from discontinued operations	—	(7,300)	(298)	—	(7,598)

Net (loss) income	$(8,089)	$4,968	$(368)	$(3,001)	$(6,490)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$297,033	$7,366	$(69,663)	$234,736
Cost of sales	—	265,387	5,206	(69,663)	200,930
Selling, general and administrative expenses	5,459	24,470	671	—	30,600
Restructuring and impairment costs	—	3,179	1,641	—	4,820

(Loss) income from operations	(5,459)	3,997	(152)	—	(1,614)
Other (expense) income:
Interest expense	(4,294)	(102)	(1)	—	(4,397)
Interest income	108	1	—	—	109
Equity in income of consolidated affiliates	2,188	—	—	(2,188)	—
Equity in income of unconsolidated affiliates	1,455	—	—	—	1,455
Other, net	—	(171)	157	—	(14)

	(543)	(272)	156	(2,188)	(2,847)

(Loss) income from continuing operations before income taxes and minority interest	(6,002)	3,725	4	(2,188)	(4,461)
Benefit for income taxes	730	—	—	—	730
Minority interest in income	—	—	—	(19)	(19)

(Loss) income from continuing operations	(5,272)	3,725	4	(2,207)	(3,750)
Discontinued operations:

Loss from discontinued operations before income taxes	—	(2,089)	(112)	—	(2,201)
Benefit for income taxes of discontinued operations	—	834	45	—	879

Loss from discontinued operations	—	(1,255)	(67)	—	(1,322)

Net (loss) income	$(5,272)	$2,470	$(63)	$(2,207)	$(5,072)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$841,702	$12,290	$(203,688)	$650,304
Cost of sales	—	758,241	10,746	(203,688)	565,299
Selling, general and administrative expenses	21,236	55,065	1,037	—	77,338
Restructuring and impairment costs	(10)	9,290	387	—	9,667

(Loss) income from operations	(21,226)	19,106	120	—	(2,000)
Other (expense) income:
Interest expense	(14,041)	(318)	—	—	(14,359)
Interest income	156	1	1	—	158
Equity in income of consolidated affiliates	10,294	—	—	(10,294)	—
Equity in income of unconsolidated affiliates	944	—	—	—	944
Gain on sale of interest in unconsolidated affiliates.	19	—	—	—	19
Other, net	—	231	(57)	—	174

	(2,628)	(86)	(56)	(10,294)	(13,064)

(Loss) income from continuing operations before income taxes and minority interest	(23,854)	19,020	64	(10,294)	(15,064)
Benefit for income taxes	4,436	—	—	—	4,436
Minority interest in income	—	—	—	—	—

(Loss) income from continuing operations	(19,418)	19,020	64	(10,294)	(10,628)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(8,506)	(284)	—	(8,790)
Benefit for income taxes of discontinued operations	—	1,622	54	—	1,676

Loss from discontinued operations	—	(6,884)	(230)	—	(7,114)

Net (loss) income	$(19,418)	$12,136	$(166)	$(10,294)	$(17,742)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$949,171	$24,026	$(243,186)	$730,011
Cost of sales	—	844,570	21,448	(243,186)	622,832
Selling, general and administrative expenses	18,862	75,104	2,042	—	96,008
Restructuring and impairment costs	—	23,758	1,641	—	25,399

(Loss) income from operations	(18,862)	5,739	(1,105)	—	(14,228)
Other (expense) income:
Interest expense	(21,218)	(299)	(5)	—	(21,522)
Interest income	3,733	1	—	—	3,734
Equity in income of consolidated affiliates	7,377	—	—	(7,377)	—
Equity in income of unconsolidated affiliates	5,106	—	—	—	5,106
Gain on sale of interest in unconsolidated affiliates	135,247	—	—	—	135,247
Loss on redemption of senior subordinated notes.	(10,272)	—	—	—	(10,272)
Other, net	—	107	(37)	—	70

	119,973	(191)	(42)	(7,377)	112,363

Income (loss) from continuing operations before income taxes and minority interest	101,111	5,548	(1,147)	(7,377)	98,135
Provision for income taxes	(35,414)	—	—	—	(35,414)
Minority interest in income	—	—	—	(102)	(102)

Income (loss) from continuing operations	65,697	5,548	(1,147)	(7,479)	62,619
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	2,838	(7,291)	—	(4,453)
(Provision) benefit for income taxes of discontinued operations	—	(1,056)	2,714	—	1,658

Income (loss) from discontinued operations	—	1,782	(4,577)	—	(2,795)

Net income (loss)	$65,697	$7,330	$(5,724)	$(7,479)	$59,824

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17,769)	$14,648	$(2,352)	$—	$(5,473)

Investing activities:
Purchases of property, plant and equipment	(2,274)	(18,403)	—	—	(20,677)
Proceeds from disposal of property, plant and equipment	—	3,932	2,071	—	6,003
Changes in restricted cash	(115)	—	—	—	(115)
Return of investment in unconsolidated affiliate	41	—	—	—	41
Investment in unconsolidated affiliate	(78)	—	—	—	(78)
Net proceeds from sale of interest in unconsolidated affiliates	161	—	—	—	161

Net cash (used in) provided by investing activities	(2,265)	(14,471)	2,071	—	(14,665)

Financing activities:
Proceeds from senior credit facility—revolver	107,436	—	—	—	107,436
Repayments of senior credit facility—revolver	(89,781)	—	—	—	(89,781)
Proceeds from note payable	7,005	—	—	—	7,005
Proceeds from senior credit facility—term loan	—	—	—	—	—
Repayments of senior credit facility—term loan	(4,375)	—	—	—	(4,375)
Payments for capital lease obligations	(373)	(36)	—	—	(409)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by (used in) financing activities	19,932	(36)	—	—	19,896

Net (decrease) increase in cash and cash equivalents	(102)	141	(281)	—	(242)
Cash and cash equivalents at beginning of period	154	88	780	—	1,022

Cash and cash equivalents at end of period	$52	$229	$499	$—	$780

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8,282	$(4,296)	$(137)	$—	$3,849

Investing activities:
Purchases of property, plant and equipment	(8,730)	(18,866)	(285)	—	(27,881)
Proceeds from disposal of property, plant and equipment	—	828	(116)	—	712
Proceeds from sale of assets held for sale	—	22,390	—	—	22,390
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	10,610	—	—	—	10,610
Proceeds from sale of interest in unconsolidated affiliates.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates.	2,920	—	—	—	2,920

Net cash provided by (used in) investing activities	142,201	4,352	(401)	—	146,152

Financing activities:
Proceeds from senior credit facility—revolver	35,332	—	—	—	35,332
Repayments of senior credit facility—revolver	(34,520)	—	—	—	(34,520)
Proceeds from senior credit facility—term loan	35,000	—	—	—	35,000
Repayments of short and long-term debt	(275,570)	—	—	—	(275,570)
Deferred debt costs	(1,139)	—	—	—	(1,139)
Payments for capital lease obligations	(361)	(12)	—	—	(373)
Issuances of stock, net of forfeitures	92	—	—	—	92

Net cash used in financing activities	(241,166)	(12)	—	—	(241,178)

Net (decrease) increase in cash and cash equivalents	(90,683)	44	(538)	—	(91,177)
Cash and cash equivalents at beginning of period	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of period	$3,315	$107	$553	$—	$3,975

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

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube and core segment produces spiral and convolute-wound tubes and cores. The folding carton and custom packaging segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 52% in the first nine months of 2007. The remaining 48% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity utilization, and profitability, restructuring activities have become an important element of our strategy. The previous sales of our interest in Standard Gypsum, our corrugated box plant, and our partition operations, as well as the recent sale of two coated recycled paperboard mills, our specialty packaging division and our composite container and plastics businesses, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

We are a holding company that operates our business through 22 subsidiaries as of September 30, 2007. We also own a 50% interest in one joint venture with Temple-Inland. We have one additional joint venture with an unrelated entity in which our investment and share of earnings are immaterial. We account for the interests in our joint ventures under the equity method of accounting. See “–Liquidity and Capital Resources – Off—Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective, and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007. The accounting for these matters involves forming estimates based on current facts, circumstances, and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in our critical accounting policies during the nine month period ended September 30, 2007 other than the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).”

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Three Months Ended September 30,
	2007	2006	Change	% Change
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	64.2	67.1	(2.9)	-4.3%
Mill volume shipped to external customers	13.2	13.9	(0.7)	-5.0%

Total	77.4	81.0	(3.6)	-4.4%

Folding carton market
Volume shipped to internal converters	33.6	43.5	(9.9)	-22.8%
Mill volume shipped to external customers	21.8	35.0	(13.2)	-37.7%

Total	55.4	78.5	(23.1)	-29.4%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	17.6	19.8	(2.2)	-11.1%

Specialty paperboard products market
Volume shipped to internal converters	24.5	25.5	(1.0)	-3.9%
Mill volume shipped to external customers	23.8	34.4	(10.6)	-30.8%

Total	48.3	59.9	(11.6)	-19.4%
Total paperboard volume	198.7	239.2	(40.5)	-16.9%

Paperboard volume by reporting segment (tons in thousands):

Paperboard segment	91.6	119.7	(28.1)	-23.5%
Tube and core segment	73.4	76.0	(2.6)	-3.4%
Folding carton and custom packaging segment	33.7	43.5	(9.8)	-22.5%

Total paperboard volume	198.7	239.2	(40.5)	-16.9%

Paperboard Volume. Total paperboard volume for the three months ended September 30, 2007, decreased 16.9% to 198.7 thousand tons from 239.2 thousand tons for the same period in 2006. Tons sold from paperboard mill production decreased 17.5% to 160.1 thousand tons for the three months ended September 30, 2007, compared to the same period in 2006. The total volume of paperboard converted decreased 10.1% for the three months ended September 30, 2007.

Total paperboard volume decreased primarily due to a decrease in sales of unconverted paperboard and converted paperboard to the folding carton end-use market, primarily attributable to the disposition of our Rittman and Sprague coated paperboard operations in 2006. Sales of unconverted paperboard to the gypsum wallboard facing paper market decreased primarily due to the decline in demand in the wallboard business. Unconverted volume in the tube and core segment and the other specialty paperboard end-use market decreased due to overall lower industry demand.

Sales. Our consolidated sales for the three months ended September 30, 2007 decreased 10.7% to $209.6 million from $234.7 million for the same period of 2006. The following table presents sales by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Paperboard	$51,125	$62,340	$(11,215)	-18.0%
Recovered fiber	32,075	34,079	(2,004)	-5.9%
Tube and core	74,084	78,298	(4,214)	-5.4%
Folding carton and custom packaging	52,347	60,019	(7,672)	-12.8%

Total	$209,631	$234,736	$(25,105)	-10.7%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for a decrease of $17.5 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $6.2 million. Approximately $7.8 million of the volume decrease was due to the disposition of our Rittman and Sprague coated paperboard operations.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower volume which accounted for a decrease of approximately $6.2 million which was partially offset by higher selling prices which accounted for an estimated increase of $4.2 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower volume which accounted for a decrease of $7.3 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $3.6 million in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment decreased primarily due to lower volume of approximately $7.3 million resulting from closing and consolidating operations and evaluation and refinement of the customer portfolio and book of business.

Cost of Sales. Cost of sales for the three months ended September 30, 2007 decreased $20.3 million from $200.9 million in 2006 to $180.6 million in 2007. This decrease was primarily due to the following factors:

•

Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $7.7 million in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower repairs and maintenance costs of approximately $1.3 million in the paperboard segment.

•	Lower energy and fuel costs of approximately $1.1 million in the paperboard segment.

•	Lower labor costs of approximately $514 thousand in the paperboard segment.

•	Lower accelerated depreciation of approximately $558 thousand in the paperboard segment.

•	Lower direct material, labor, freight and repairs and maintenance costs of approximately $6.5 million in the folding carton and custom packaging segment primarily due to lower volume.

•	Lower direct material, labor, freight and repairs and maintenance costs of approximately $2.7 million in the tube and core segment due to lower volume.

•	Lower direct material and freight costs of approximately $3.4 million in the recovered fiber segment due to lower volume.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of $3.4 million in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 decreased $7.8 million from $30.6 million in 2006 to $22.8 million in 2007. The decrease was primarily due to the following factors:

•	Elimination of approximately $5.2 million of selling, general and administrative expenses related to the disposition or closure of facilities.

•

Lower selling, general and administrative expense in the tube and core, and the carton and custom packaging segments of approximately $1.3 million primarily due to lower salaries and employee expenses.

•	Reductions in key employee incentive compensation expense of approximately $735 thousand.

Restructuring and Impairment Costs. During the three months ended September 30, 2007, we incurred net charges totaling $157 thousand for restructuring and impairment costs. Of this total, approximately $209 thousand was for severance and other termination benefits and $2.2 million for other exit costs. These costs were partially offset by a gain of approximately $2.3 million related to the sale of assets during the three months ended September 30, 2007. We made payments of $590 thousand in severance and other termination benefits and $1.3 million for other exit costs during the three months ended September 30, 2007, leaving an estimated liability of $4.6 million at September 30, 2007.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Income from operations for the three months ended September 30, 2007 was $6.1 million, an increase of $7.7 million compared to loss from operations of $1.6 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Paperboard	$3,295	$2,197	$1,098	50.0%
Recovered fiber	2,029	1,040	989	95.1%
Tube and core	5,124	1,669	3,455	207.0%
Folding carton and custom packaging	1,437	(223)	1,660	N/A
Corporate expense	(5,826)	(6,297)	471	7.5%

Total	$6,059	$(1,614)	$7,673	N/A

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	An improvement of approximately $1.8 million in operating income related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower restructuring costs of approximately $844 thousand.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by approximately $1.9 million.

Recovered Fiber Segment

Income from operations improved primarily due to higher selling prices.

Tube and Core Segment

Income from operations improved primarily due to gains on the sale of assets of approximately $2.3 million and lower restructuring costs of approximately $1.3 million.

Carton and Custom Packaging Segment

Income from operations improved primarily due to lower selling, general and administrative expense of $857 thousand related to facility closures and lower salary expense of $913 thousand.

Discontinued Operations. The loss from discontinued operations for the three months ended September 30, 2007, was $7.6 million compared to a loss of $1.3 million for the three months ended September 30, 2006. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended September 30, 2007 and 2006 was approximately $4.9 million and $4.4 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $430 thousand for the three months ended September 30, 2007, a decline of $1.0 million compared to the same period in 2006. This decline was primarily due to a decrease in demand for gypsum wallboard facing paper which was impacted by the downturn in the housing market.

Expense Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended September 30, 2007 was 37.0%, compared to 16.4% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net (Loss) income. Due to the factors discussed above, net loss for the three months ended September 30, 2007 was $6.5 million, or $0.22 net loss per common share, compared to a net loss of $5.1 million, or $0.18 net loss per common share, for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber and sales of plastic products.

	Nine Months Ended September 30,
	2007	2006	Change	%Change
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	193.9	209.2	(15.3)	-7.3%
Mill volume shipped to external customers	36.7	39.4	(2.7)	-6.9%

Total	230.6	248.6	(18.0)	-7.2%

Folding carton market
Volume shipped to internal converters	99.6	123.4	(23.8)	-19.3%
Mill volume shipped to external customers	70.4	166.7	(96.3)	-57.8%

Total	170.0	290.1	(120.1)	-41.4%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	52.1	70.4	(18.3)	-26.0%

Specialty paperboard products market
Volume shipped to internal converters	76.7	77.5	(0.8)	1.0%
Mill volume shipped to external customers	75.2	111.6	(36.4)	-32.6%

Total	151.9	189.1	(37.2)	-19.7%
Total paperboard volume	604.6	798.2	(193.6)	-24.3%

Paperboard volume by reporting segment (tons in thousands):

Paperboard segment	284.6	437.7	(153.1)	-35.0%
Tube and core segment	220.4	237.1	(16.7)	-7.0%
Folding carton and custom packaging segment	99.6	123.4	(23.8)	-19.3%

Total paperboard volume	604.6	798.2	(193.6)	-24.3%

Paperboard Volume. Total paperboard volume for the nine months ended September 30, 2007, decreased 24.3% to 604.6 thousand tons from 798.2 thousand tons for the same period in 2006. Tons sold from paperboard mill production decreased 30.6% to 484.1 thousand tons for the nine months ended September 30, 2007, compared to the same period in 2006. The total volume of paperboard converted decreased 9.7% for the nine months ended September 30, 2007.

Total paperboard volume decreased primarily due to a decrease in sales of unconverted paperboard and converted paperboard to the folding carton and the specialty paperboard end-use markets, primarily attributable to the disposition of our Rittman and Sprague coated paperboard operations in 2006. Sales of unconverted paperboard to the gypsum wallboard facing paper market decreased primarily due to the decline in demand in the wallboard business. Converted volume in the tube and core end-use market decreased partly due to lower industry demand.

Sales. Our consolidated sales for the nine months ended September 30, 2007 decreased 10.9% to $650.3 million from $730.0 million for the same period of 2006. The following table presents sales by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Paperboard	$156,718	$219,806	$(63,088)	-28.7%
Recovered fiber	108,311	88,643	19,668	22.2%
Tube and core	221,816	239,520	(17,704)	-7.4%
Folding carton and custom packaging	163,459	182,042	(18,583)	-10.2%

Total	$650,304	$730,011	$(79,707)	-10.9%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for a decrease of $95.8 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $31.9 million. Approximately $52.1 million of the volume decrease was due to the disposition of our Rittman and Sprague coated paperboard mills.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher selling prices which accounted for an increase of approximately $23.5 million. This increase was partially offset by a decrease in volume which accounted for a decrease of approximately $3.8 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower volume which accounted for a decrease of $30.2 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $13.3 million in sales.

Carton and Custom Packaging Segment

Sales for the carton and custom packaging segment decreased primarily due to lower volume of approximately $18.1 million resulting from closing and consolidating certain operations and evaluation and refinement of the customer portfolio and book of business.

Cost of Sales. Cost of sales for the nine months ended September 30, 2007 decreased $57.5 million from $622.8 million in 2006 to $565.3 million in 2007. This decrease was primarily due to the following factors:

•

Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $50.9 million in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower direct material costs of approximately $5.5 million in the tube and core segment primarily due to lower volume.

•	Lower direct material, labor, freight and repairs and maintenance costs of approximately $15.5 million in the folding carton and custom packaging segment primarily due to lower volume.

•	Lower employee labor and benefit costs in the tube and core segment of approximately $2.8 million.

•	Lower other manufacturing costs of $1.0 million in the tube and core segment.

•	Lower repairs and maintenance and energy costs of $4.1 million in the paperboard segment.

•	Lower repairs and maintenance costs in the tube and core segment of approximately $1.3 million.

•

Lower depreciation expense of approximately $1.9 million in the paperboard, folding carton, and tube and core segments primarily due to lower accelerated depreciation related to the disposition or closure of facilities.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of approximately $16.7 million in the recovered fiber segment.

•	Higher direct material costs in the paperboard segment of approximately $9.8 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased $18.7 million from $96.0 million in 2006 to $77.3 million in 2007. The decrease was primarily due to the following factors:

•	Elimination of approximately $10.5 million of selling, general and administrative expenses in the paperboard segment related to the disposition of facilities.

•	Elimination of approximately $4.0 million of selling, general and administrative expenses in the carton and custom packaging segment related primarily to facility closures.

•	Elimination of approximately $2.3 million of selling, general and administrative expenses in the tube and core segment related primarily to the disposition of facilities.

•	Selling, general and administrative expenses in 2006 included a $1.2 million reserve established for the settlement of a patent infringement dispute.

Restructuring and Impairment Costs. During the nine months ended September 30, 2007, we incurred charges totaling $9.7 million for restructuring and impairment costs. Of this total, approximately $3.1 million was for impairment of assets, $3.3 million for severance and other termination benefits and $5.6 million for other exit costs. These costs were partially offset by a gain of approximately $2.3 million related to the sale of assets during the three months ended September 30, 2007. We made payments of $2.9 million in severance and other termination benefits and $4.7 million for other exit costs during the nine months ended September 30, 2007, leaving an estimated liability of $4.6 million at September 30, 2007.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Loss from operations for the nine months ended September 30, 2007 was $2.0 million, an improvement of $12.2 million compared to loss from operations of $14.2 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
Paperboard	$3,859	$(2,420)	$6,279	N/A
Recovered fiber	5,076	3,350	1,726	51.5%
Tube and core	8,440	5,447	2,993	54.9%
Folding carton and custom packaging	781	(1,448)	2,229	N/A
Corporate expense	(20,156)	(19,157)	(999)	-5.2%

Total	$(2,000)	$(14,228)	$12,228	85.9%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	An improvement of approximately $6.5 million in operating income related to the disposition of the Rittman and Sprague coated paperboard operations.

•	Lower restructuring costs of approximately $11.4 million.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by approximately $10.0 million.

•	Lower margins between selling prices and fiber costs reduced income from operations by approximately $1.0 million.

•	The write-off of obsolete inventory of approximately $1.0 million.

Recovered Fiber Segment

Income from operations improved primarily due to higher selling prices. This improvement was partially offset by higher accounts receivable reserve expense of approximately $397 thousand.

Tube and Core Segment

Income from operations improved primarily due to the following factors:

•	Higher selling prices improved income from operations by approximately $2.1 million.

•	Income from operations reported in 2006 was reduced by a $1.2 million reserve established for the settlement of a patent infringement dispute.

•	Lower restructuring costs of $4.5 million.

•	Lower bad debt expense of $607 thousand.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by approximately $5.3 million.

Carton and Custom Packaging Segment

Income from operations improved primarily due to lower accelerated depreciation expense of $700 thousand and salary reductions in selling, general and administrative expense of approximately $700 thousand.

Discontinued Operations. The loss from discontinued operations for the nine months ended September 30, 2007, was $7.1 million compared to a loss of $2.8 million for the nine months ended September 30, 2006. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $14.4 million and $21.5 million, respectively. The decrease in interest expense was primarily due to the redemption of our 9  7/8%

senior subordinated notes on May 1, 2006. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Gain on Sale of Interest in Standard Gypsum, L.P. On January 17, 2006, we sold our 50% membership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million in January 2006.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $944 thousand for the nine months ended September 30, 2007, a decline of $4.2 million compared to the same period in 2006. This decline was primarily due to a decrease in demand for gypsum wallboard facing paper which was impacted by the downturn in the housing market.

Benefit (Provision) for Income Taxes. The effective rate of income tax for continuing operations for the nine months ended September 30, 2007 was 29.45%, compared to 36.09% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net (Loss) Income. Due to the factors discussed above, net loss for the nine months ended September 30, 2007 was $17.7 million, or $0.62 net loss per common share, compared to net income of $59.8 million, or $2.09 net income per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2006 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at September 30, 2007 of $780 thousand together with our borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next 12 months. However, it is likely that we will refinance our $200.0 million outstanding senior notes due in June 2009. We are evaluating various refinancing alternatives. If we are unable to generate cash at projected levels, our ability to generate cash sufficient to meet our long-term requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

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

The availability of liquidity from our senior credit facility is primarily affected by our collateral base and our continued compliance with the terms of the senior credit facility, including the payment of interest and compliance with various covenants and financial maintenance tests. On May 22, 2007, the Company purchased additional units in its PaperLink, LLC unconsolidated affiliate, for approximately $78,000, which increased the Company’s membership interest to greater than fifty percent. The Company failed to timely pledge the assets of PaperLink as a co-borrower or guarantor of the Company’s debt (which debt includes the Company’s Senior Credit Facility and Senior Notes). The Company subsequently determined that this failure was a technical violation of the debt covenants of both the Company’s Senior Credit Facility and its Senior Notes, which require – within a specified time period – that the Company pledge the assets of any affiliate in which its membership interest exceeds fifty percent. Upon determination, the Company decreased its membership interest in PaperLink to forty-nine percent. The Company notified the administrative agent for its Senior Credit Facility and the Trustee which administers it Senior Notes of the technical and inadvertent violation. On June 29, 2007, the bank group that holds the Company’s Senior Credit Facility consented to and waived any defaults regarding the Company’s violation. The Company does not expect any adverse impact from notification to the Trustee. We were in compliance with the covenants under our senior credit facility as of September 30, 2007. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement for the next 12 months.

Borrowings. At September 30, 2007 and December 31, 2006, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	September 30, 2007	December 31, 2006
Senior credit facility-revolver	$22,655	$5,000
Senior credit facility-term loan	26,736	31,111
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	15,205	8,200
Realized interest rate swap gains (1)	1,851	2,861

Total debt	$285,197	$265,922

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

On March 30, 2006, we amended our Senior Credit Facility (as previously defined) by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, we amended our senior credit facility which impacted the calculation of the availability under the senior credit facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At September 30, 2007, we had $26.7 million outstanding under the five-year term loan and $22.7 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $31.7 million at September 30, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at September 30, 2007 were 7.57% and 7.63% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, we must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million Minimum Availability Reserve would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. We have not exercised this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

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

Cash (Used in) Provided by Operations. Cash used by operations was $5.5 million for the nine months ended September 30, 2007, compared with cash generated by operations of $3.8 million for the same period in 2006. This decrease was primarily due to a decline in operating results as well as an increase in restructuring payments of approximately $7.6 million during the nine months ended September 30, 2007.

Capital Expenditures. Capital expenditures were $20.7 million for the nine months ended September 30, 2007 versus $27.9 million for the same period in 2006. Aggregate capital expenditures of approximately $25.0 million are anticipated for 2007, of which $20.7 million has been expended through September 30, 2007. Management believes the Company will have sufficient liquidity to complete our remaining 2007 capital expenditures.

Dividends. Our debt agreements contain limitations on the payment of dividends and currently preclude us from doing so.

Inflation

Raw material and energy cost changes have had, and continue to have, a material effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The only significant changes to our contractual obligations since December 31, 2006 are the incurrence of debt and interest under the Senior Credit Facility. These borrowings resulted in payment obligations as of September 30, 2007 as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$26,736	$5,830	$11,667	$9,239	$—
Senior credit facility-revolver	22,655	—	—	22,655	—
Interest payment obligation for senior credit facility	11,135	3,342	5,425	2,368	—

Total	$60,526	$9,172	$17,092	$34,262	$—

As of September 30, 2007, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $13.1 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months. The Company will include its FIN 48 liability in the “Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,that represent our expectations, anticipations, or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed or implied by such statements. Such risk factors include, among others: fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, the degree of market receptiveness to price increases and energy surcharges, changes in demand for the company’s products, the degree of success achieved by the company’s new product initiatives, uncertainties related to the company’s ability to successfully complete its announced strategic transformation plan, future financing plans and needs, the impact on the company of its results of operation in recent years and the sufficiency of its financial resources to absorb the impact, changes in government regulations, the company’s ability to service its substantial indebtedness, and unforeseen difficulties with the consolidation, integration of the company’s accounting and control operations and IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in the company’s registration statements and its most recent reports on Form 10-K, 10-Q and 8-K, as amended, filed with or furnished to, the Securities Commission. These documents may be accessed through the web site of the Securities and Exchange Commission (www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

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

Our debt agreements contain limitations on the payment of dividends and currently preclude us from doing so.

ITEM 6.	EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Date: November 9, 2007		Ronald J. Domanico
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01†	—	Agreement for Purchase and Sale of Composite Container and Plastics Companies, dated as of October 2, 2007, by and among the Company, Sonoco Products Company and Caraustar Industrial and Consumer Products Group, Inc.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith