Form 10-K
period 2007-12-31
CARAUSTAR INDUSTRIES INC
filed 2008-03-14
CIK 825692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007, computed by reference to the closing sale price on such date, was $149,666,827. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of March 12, 2008, 29,481,060 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INTRODUCTION

Caraustar Industries, Inc. operated its business through 22 subsidiaries across the United States and Canada as of the filing date of this report. As used herein the terms, “we,” “our,” “us” (or similar terms), the “Company” or “Caraustar” includes Caraustar Industries, Inc. and its subsidiaries, except that when used with reference to common shares or other securities described herein and in describing the positions held by management of the Company, the term includes only Caraustar Industries, Inc. Our corporate website is www.caraustar.com. You can access our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those filings, as well as our other filings with the Securities and Exchange Commission (“SEC”), free of charge on our website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, our ability to refinance our substantial indebtedness at maturity, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, increases in pension and insurance costs, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, the impact on the company of its results of operations in recent years and the sufficiency of its financial resources to absorb the impact, our ability to successfully dispose of our assets held for sale, unforeseen difficulties with the integration of our IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in the “Risk Factors” section below and elsewhere in this annual report and in our other reports on Forms 8-K, 10-Q and 10-K we file with the SEC from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 1. BUSINESS

Overview

We are a major manufacturer of 100% recycled paperboard and converted paperboard products. We manufacture products primarily from recovered fiber, which is derived from recycled paper. We operate in four business segments:

•	Paperboard

•	Recovered fiber

•	Tube and core

•	Folding carton.

We report certain financial information, including sales, results from operations and assets, by segment in the notes to the consolidated financial statements included in Part II, Item 8 of this annual report.

Operations and Products

Paperboard. Our principal manufacturing activity is the production of uncoated recycled paperboard, however, we do have one manufacturing facility that is used solely for the production of clay-coated recycled paperboard. In this manufacturing process, we reduce recovered fiber to pulp, clean and refine it and then process it into various grades of paperboard for internal consumption by our converting facilities or external sale in the following four end-use markets:

•	Tube and core

•	Folding cartons

•	Gypsum wallboard facing paper

•	Specialty paperboard products

We currently operate a total of 11 paperboard mills, including our 50% owned Premier Boxboard Limited, LLC joint venture (“Premier Boxboard”). These mills are located in the following states: Georgia, Indiana, Iowa, North Carolina, Ohio, South Carolina, Tennessee, Washington and Virginia.

In 2007, approximately 52% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 48% was sold to external customers and represented 24% of our 2007 sales of $854.2 million. Sales of unconverted paperboard to external customers as a percentage of total sales were as follows (excludes sales from the Premier Boxboard joint venture):

	Years Ended December 31,
End-Use Market	2005	2006	2007
Tube and core	2%	2%	3%
Folding cartons	13%	10%	6%
Gypsum wallboard facing paper	3%	4%	3%
Specialty paperboard products (1)	11%	11%	12%

	29%	27%	24%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

Three of our paperboard mills operate specialty converting facilities that supply specialty converted and laminated products to the bookbinding, printing and furniture industries. We also operate a specialty converting facility that supplies die cut and foam laminated products and manufactures specialty paperboard products.

Recovered Fiber. We operate seven stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Our recovered fiber recycling and processing facilities sort and bale recovered fiber and then either transfer it to our mills for processing or sell it to third parties. Sales of recovered fiber to external customers accounted for 10%, 13% and 17% of our sales in 2005, 2006 and 2007, respectively.

Tube and Core. Our largest integrated converting operation is the production of tubes and cores. The principal applications of these products are textile cores, paper mill cores, yarn carriers, carpet cores and film, foil and metal cores. Our 31 tube and core converting plants obtain approximately 89% of their paperboard needs from our paperboard mills and the remaining 11% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

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

In addition to tube and core converting facilities, our tube and core division operates five facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube and core and related sales to external customers accounted for 34%, 33% and 34% of our total sales in 2005, 2006 and 2007, respectively.

In 2005 and 2006 our tube and core segment also manufactured composite containers and plastics, producing composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. We sold these operations in October 2007.

Folding Carton. We manufacture folding cartons and rigid set-up boxes at nine plants. During 2007, these plants obtained approximately 12% of their paperboard needs from our paperboard mills and the remaining 88% from other manufacturers. The paperboard purchased from other manufacturers is primarily paperboard grades not manufactured by our mill system. Our folding cartons and rigid set-up boxes are used principally as containers for paper goods, hardware, candy, sporting goods, frozen foods, dry food, film and various other industrial applications, including textile and apparel.

Folding carton sales accounted for 25% of our sales in 2005, 2006 and 2007, respectively.

Sales by Segment. Our consolidated sales for the year ended December 31, 2007 were $854.2 million. Our four business segments accounted for the following percentages of sales for that period:

•	Paperboard — 24%

•	Recovered fiber — 17%

•	Tube and core — 34%

•	Folding carton — 25%.

Joint Ventures. We currently operate one joint venture with Temple-Inland, Inc. (“Temple-Inland”), Premier Boxboard, in which we own a 50% interest and manage the day-to-day operations. Premier Boxboard produces a lightweight gypsum facing paper along with containerboard grades. We believe that Premier Boxboard is the lowest cost gypsum facing paper mill in the industry.

As of January 1, 2006, we had a 50% interest in Standard Gypsum, L.P. (“Standard Gypsum”), another joint venture with Temple-Inland that manufactured gypsum wallboard. Effective January 17, 2006, we sold our 50% interest in Standard Gypsum to Temple-Inland. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings” and the notes to the consolidated financial statements included in Part II, Item 8 of this annual report.

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

We closely monitor our recovered fiber costs, which can fluctuate significantly and can materially affect our operating results due both to time lags in implementing responsive price increases and uncertainties regarding our ability to fully implement price increases in response to rising recovered fiber and other operating costs. See “Risk Factors — Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.” Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. During 2006 we consolidated the procurement of recovered fiber in order to maximize efficiency and leverage our scale. As a result of this initiative we purchased approximately 96% of our recovered fiber requirements from our recovered fiber segment during 2006 and 2007, as compared to 76% in 2005.

Energy Costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. We use energy, including electricity, natural gas, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. In 2006, the average energy cost in our mill system was approximately $74 per ton and in 2007 it was $65 per ton, a 12.2% decrease. Until the last three years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent upon, and limited by market dynamics including supply and demand and contractual commitments that may prescribe the timing and amount of future price increases, without direct market correlation. For more information about our fluctuating energy costs, see “ Risk Factors — Our operating margins and cash flow may be adversely affected by rising energy costs.”

Product Distribution.

Some of our manufacturing and converting facilities have their own sales staff and maintain direct sales relationships with their customers while other facilities use a centralized sales staff. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 170 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

Customers.

We manufacture most of our converted products pursuant to customers’ orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of customers. We do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations. Sales to external customers located in foreign countries accounted for approximately 7.1%, 6.7% and 7.0% of our sales for 2005, 2006 and 2007, respectively.

Competition.

Although we compete with numerous other manufacturers and converters, our competitive position varies greatly by geographic area and within the various product markets of the recycled paperboard industry. In most of our markets, our competitors are capable of supplying products that would meet our customer’s needs. Some of our competitors have greater financial resources than we do. We compete in our markets on the basis of price, quality and service. We believe that it is important in all of our markets to work closely with our customers to develop or adapt products to meet customers’ specialized needs. We also believe that we compete favorably on the basis of all of the above factors.

Tube and core.

In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and the Sonoco Products Company (“Sonoco”) are the major competitors. On a national level, Sonoco is our largest competitor in the tube and core market. According to industry data, Sonoco had nearly half of the total tube and core market in the United States in 2007. We also compete with several regional companies and numerous small local companies in the tube and core market.

Folding Carton.

The folding carton market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors is dominant, although certain competitors may be stronger in particular geographic areas or market niches. In the markets served by our carton plants, the leading competitors are Graphic Packaging Inc., the Rock-Tenn Company and Altivity Packaging. The merger between Graphic Packaging Inc. and Altivity Packaging could result in the emergence of a strong national competitor.

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

Specialty paperboard products.

In our sales of specialty products and in sales of recycled paperboard to other manufacturers for the production of tubes and cores, folding cartons and boxes and miscellaneous converted products (other than gypsum wallboard facing paper), we compete with a number of recycled paperboard manufacturers, including the Rock-Tenn Company and The Newark Group, Inc. We believe that none of our competitors are dominant in any of these markets.

Competitive Position.

Recovered fiber costs were considerably higher on average in 2007 as compared to 2006. Our average cost for recovered fiber per ton of recycled paperboard produced was approximately $146 during 2007, a 42.1% increase from $103 per ton in 2006. Although no specific information is available about our competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber.

Our relatively low recovered fiber costs are also in part attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into their pulpers. In each of 2007 and 2006, unbaled recovered fiber represented approximately 4% of our total recovered fiber purchases. We also use other fiber recovery methods, such as our small baler program, that result in lower recovered fiber costs.

Environmental Matters.

Our operations are subject to various international, federal, state and local environmental laws and regulations that may be administered by international, federal, state and local agencies. Among other things, these laws regulate the discharge of materials into the water, air and land, and govern the use and disposal of hazardous substances. We believe that our operations are in substantial compliance with all applicable environmental laws and regulations, except for matters of non-compliance that we believe would not have a material adverse effect on our business or financial position. Where we believe necessary or appropriate, we have initiated response actions or obtained indemnities from predecessor owners.

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

In addition, under certain environmental laws, we can be held strictly liable if hazardous substances are found on real property we have owned, operated or used as a disposal site. In recent years, we have adopted a policy of assessing real property for environmental risks prior to purchase. Although we are aware of issues regarding hazardous substances located at certain owned, operated or off-site facilities, in each case we believe that any possible liabilities will not have a material adverse effect on our business or financial position. See “Risk Factors — We are subject to many environmental laws and regulations that require significant expenditures for compliance and remediation efforts, and changes in the law could increase those expenses and adversely affect our operations.”

Employees.

We operate 71 facilities (69 in the United States and two in Canada) and have approximately 3,570 employees, of whom approximately 2,770 are hourly and 800 are salaried. Approximately 1,030 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2008-2010. Our union contracts that expire in 2008 cover approximately 435 of our hourly employees. Although we consider our relations with our employees to be good, we can give no assurance that we will be able to renegotiate union contracts with terms acceptable to us or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

Executive Officers.

The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)

Michael J. Keough (56)	President and Chief Executive Officer; Director	President and CEO since 1/2005; Director since 10/2002; Senior Vice President and Chief Operating Officer 3/2002-2004.

Ronald J. Domanico (49)	Senior Vice President and Chief Financial Officer; Director	Senior Vice President and Chief Financial Officer since 1/2005; Director since 5/2006; Vice President and CFO 10/2002-12/2004.

Steven L. Kelchen (50)	Vice President, Converted Products Group

Since 5/2006; 8/2004-2006 Vice President, Caraustar Custom Packaging Group; 2000-2004 Vice President, Regional Manager, Folding Cartons & Labels’ Smurfit Stone Container Corporation, a leading integrated manufacturer of paperboard and paper-based packaging.

Thomas C. Dawson, Jr. (56)	Vice President, Mill Group	Vice President since 12/2003; employed with Caraustar Mill Group since 1973.

John R. Foster (62)	Vice President, Sales and Marketing	Since 9/1996.

Gregory B. Cottrell (50)	Vice President, Recovered Fiber Group	Since 10/2004; employed with Caraustar Recovered Fiber Group since 1994.

William A. Nix, III (56)	Vice President, Finance and Chief Accounting Officer	Since 1/2005; 4/2001-2004 Vice President, Treasurer and Controller.

Barry A. Smedstad (61)	Vice President, Human Resources and Public Relations	Since 1/1999.

Wilma E. Beaty (41)	Vice President, General Counsel and Secretary

Since 1/2007; employed with Caraustar since 2004; May 1999 through 2003 Corporate Counsel, Wegmans Food Markets, Inc. a regional food retail chain with stores in New York, Pennsylvania, New Jersey, Virginia and Maryland.

Website. Our corporate website is www.caraustar.com. There you can access general information about our company, as well as our SEC filings. See “Introduction” above for more information regarding our website.

ITEM 1A. RISK FACTORS

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose part or all of their investment in our Company. Investors are advised that it is impossible to identify or predict all risks that could affect us. Thus, the risks below are not the only ones facing our Company, and additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness.

We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements included in Part II, Item 8 of this annual report. Our substantial level of indebtedness, including our Senior Notes due in 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. We are attempting to refinance our $200.0 million outstanding Senior Notes due in June 2009. We are evaluating various refinancing alternatives. We may not, however, be able to obtain refinancing on terms acceptable to us, or at all. We may also incur additional long-term debt, increasing these risks. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including compliance with financial covenants;

•	increase our vulnerability to general, adverse economic and industry conditions;

•	affect our viability as a going concern;

•	limit our ability to obtain additional financing;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities, or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a possible disadvantage compared to our competitors that have less debt;

•	adversely affect the value of our common stock.

Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods.

Demand for our products in our four principal end use markets is primarily driven by the following factors:

•	Tube and core — industrial production, construction spending and consumer nondurable consumption

•	Folding cartons — consumer nondurable consumption and industrial production

•	Gypsum wallboard facing paper — long-term interest rates, single and multifamily construction, repair and remodeling construction and commercial construction

•	Specialty paperboard products — consumer nondurable consumption and consumer durable consumption.

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

More recently, we have announced price increases on our products to help offset increases in other operating costs as well, such as energy, freight, employee benefits and insurance. Although we seek to realize the full benefit of these announced price increases, our ability to do so is dependent on numerous factors, such as customer acceptance of these increases, market dynamics including supply and demand, and contractual commitments that may prescribe the timing and amount of future price increases, without direct market correlation. For all these reasons, we may not be able to realize the full benefits of pricing increases that we announce and work to implement.

Our operating margins and cash flow may be adversely affected by rising energy costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs in 2007 decreased 12.2% compared to 2006. In 2006, the average energy cost in our mill system was approximately $74 per ton and in 2007 it was $65 per ton. In 2006, we experienced a 1.4% increase in energy costs compared to 2005. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent on, and limited by dynamics such as pricing strategies of our competitors and contractual commitments that affect our ability to raise prices as fast as our costs increase. Consequently, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our Senior Credit Facility and Senior Notes impose limitations on our ability to make acquisitions or other strategic investments. Without additional capital, we may have to curtail any acquisition and expansion plans or forego other significant corporate opportunities that may be vital to our long-term success. If our revenues and cash flow do not meet expectations, then we may lose our ability to borrow money or have to do so on terms that we consider less favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings. In addition, our financial performance and the conditions of the capital markets will also affect the value of our common stock, which could make it a less attractive form of consideration in making acquisitions. All of these factors could also make it difficult or impossible for us to expand in the future.

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

The industry in which we operate is highly competitive. Our competitors include other large, vertically integrated paperboard, packaging and gypsum wallboard manufacturing companies, including National Gypsum Company, The Newark Group, Inc., the Rock-Tenn Company, Smurfit-Stone Container Corporation, Altivity Packaging, the Sonoco Products Company, Graphic Packaging and USG Corporation, along with numerous smaller paperboard and packaging companies. As a result of product substitution, we also compete indirectly with manufacturers selling to the same end-use markets, which products use other materials including flexible packaging. In addition, we face increasing competition from foreign paperboard and packaging producers as a result of the continued migration of U.S. manufacturing offshore to find lower labor cost and the emergence of new, foreign competitors in these countries. The industry in which we compete is particularly sensitive to price pressure, as well as other factors, including quality, service, innovation and design, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factors, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have access to greater resources. These companies may be able to adapt more quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close certain facilities, which could negatively affect our sales volume and revenues.

We have incurred and may incur additional material restructuring charges in the future, and we may not be successful in achieving the cost reductions contemplated by our recent and future restructuring activities.

Restructuring has been a primary component of our management’s strategy to address the decrease in demand resulting from secular trends and generally weak domestic economic conditions. Between 2001 and 2007, restructuring and impairment costs have totaled $241.8 million, of which approximately $195.8 million have been noncash charges. We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of transitioning of business within our mill and converting systems to other company facilities. Our restructuring efforts have been directed toward reducing costs through rationalization of manufacturing and converting facilities. However, we can give no assurance that the cost reductions contemplated by our recent and future restructuring activities will be achieved within the expected timeframe, or at all. Any delays or failure in delivering products to our customers due to our facilities rationalization may result in order cancellations or termination of customer relationships, all of which could adversely impact our competitive position and would offset any cost savings we might have achieved. Restructurings involve numerous risks, such as the diversion of management and employee attention, disruptions in customer relationships, production and capacity, and execution risks. Although under current market conditions we expect that restructuring charges will continue to decline, we may continue to incur material restructuring charges in the future, which may exceed our expectations if market conditions change. The recognition of these restructuring charges can cause our reported financial results for a given period to differ materially from our own expectations and those of investors generally, and can accordingly cause the trading prices of our securities to fluctuate significantly depending on the degree to which investors consider these charges relevant in evaluating our financial results and prospects.

Significant disruptions to our operations may materially and adversely affect our earnings.

We operate approximately 71 mills and converting facilities (69 in the United States and two in Canada). Natural disasters, such as hurricanes, tornadoes, fires, ice storms, wind storms, floods and other weather conditions, unforeseen operating problems and other events beyond our control may adversely affect the operations of our mills and converting facilities, which in turn would materially and adversely affect our earnings. Any losses due to such events may not be covered by our existing insurance policies. In the event that an occurrence of a natural disaster affected multiple locations, this event could materially and adversely affect our earnings.

In addition, a significant percentage of our hourly employees are represented by labor unions, with all principal union contracts expiring between 2008 and 2010. Although we consider our relations with our employees to be good, we cannot provide any assurance that the union contracts will be renewed in a timely manner, on terms acceptable to us, or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2007.

ITEM 2. PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities. Unless otherwise indicated, we own these facilities.

Type of Facility	Number of Facilities	Locations

PAPERBOARD

Paperboard Mills (1)	10	Austell, GA (Mill #1); Austell, GA (Mill #2); Austell, GA (Sweetwater); Tama, IA; Charlotte, NC; Cincinnati, OH; Taylors, SC; Chattanooga, TN; Richmond, VA; Tacoma, WA

Specialty Converting Plants	3	Austell, GA; Charlotte, NC; Taylors, SC

RECOVERED FIBER

Recovered Fiber Collection and Processing Plants (2)	7	Columbus, GA; Dalton, GA (leased); Doraville, GA; Charlotte, NC; Cleveland, OH; Hardeeville, SC; Texarkana, TX (leased)

TUBE AND CORE

Tube and Core Plants	31

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

Specialty Converting Plants	5	Austell, GA; Lancaster, PA (leased); Arlington, TX; Tacoma, WA (leased); Beardstown, IL

Special Services and Other Facilities	1	Kernersville, NC (leased)

FOLDING CARTON

Carton Plants	9	Denver, CO; Versailles, CT; Burlington, NC; Charlotte, NC; Randleman, NC; Grand Rapids, MI; St. Louis, MO; Kingston Springs, TN; Chicago, IL (leased);

Special Services	3	Versailles, CT; Cleveland, OH (leased); Charlotte, NC

JOINT VENTURES

Paperboard Mill	1	Newport, IN (50% interest)

Recovered Fiber Facility	1	Los Angeles, CA (49% interest)

(1)	All of our paperboard mills produce uncoated recycled paperboard with the exception of our Tama, IA paperboard mill, which produces clay-coated recycled boxboard.
(2)	Recovered fiber collection and/or processing also occurs at all of our mill sites, all of our carton plants, and all of our tube and core plants.

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is currently a party to any litigation that will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the quarter ended December 31, 2007.

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $.10 par value (the “Common Shares”), are traded on the Nasdaq Global Market (“Nasdaq”) under the symbol CSAR. As of March 12, 2008, there were approximately 610 shareholders of record and, as of that date, we estimate that there were approximately 3,360 beneficial owners holding stock in nominee or “street” name and approximately 837 holders of shares in the Company’s 401(k) plan. The table below sets forth quarterly high and low stock prices during the years 2006 and 2007.

	2006		2007
	High	Low	High	Low
First Quarter	$12.08	$8.57	$8.44	$6.15
Second Quarter	10.75	7.60	7.86	5.15
Third Quarter	9.03	6.63	5.53	3.20
Fourth Quarter	11.00	7.00	5.00	2.91

The Company suspended dividend payments in 2002 and does not expect to distribute dividends until our cash flow and financial performance improves. As described in Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” our debt agreements contain certain limitations on the payment of dividends and currently preclude us from doing so.

There were no purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during 2007.

Information with respect to securities authorized for issuance under equity compensation plans can be found under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Definitive Proxy Statement to be filed with the SEC in connection with the Company’s 2008 Annual Meeting of shareholders (the “Proxy Statement”) pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Summary of Operations
Sales	$854,219	$933,044	$905,711	$905,902	$849,129
Cost of sales	747,780	801,351	777,523	762,140	706,141
Selling, general and administrative expenses	103,193	122,529	125,725	123,390	133,993
Goodwill impairment	—	—	(C)49,859	—	—
Restructuring and impairment costs	13,183	37,790	75,502	21,402	14,887
Gain on sale of real estate	—	—	—	(D)10,323	—

(Loss) income from operations	(9,937)	(28,626)	(122,898)	9,293	(5,892)
Other (expense) income:
Interest expense	(18,760)	(25,913)	(41,961)	(42,160)	(43,897)
Interest income	208	3,829	2,629	948	1,026
Write-off of deferred debt costs	—	—	—	—	(1,812)
Equity in income of unconsolidated affiliates	1,770	5,613	37,043	25,251	8,354
Gain on sale of interest in unconsolidated affiliate	19	(A)135,247	—	—	—
Loss on redemption of senior subordinated notes	—	(B)(10,272)	—	—	—
Other, net	370	52	537	(847)	552

	(16,393)	108,556	(1,752)	(16,808)	(35,777)

(Loss) income from continuing operations before income taxes and minority interest	(26,330)	79,930	(124,650)	(7,515)	(41,669)
Benefit (provision) for income taxes	8,712	(27,984)	29,601	2,336	14,867
Minority interest in (income) losses	—	(102)	273	(184)	196

(Loss) income from continuing operations	(17,618)	51,844	(94,776)	(5,363)	(26,606)
(Loss) income from discontinued operations before income taxes	(8,221)	(6,809)	(11,265)	2,186	(661)
Benefit (provision) for income taxes of discontinued operations	1,323	2,297	2,655	(802)	232

(Loss) income from discontinued operations	(6,898)	(4,512)	(8,610)	1,384	(429)

Net (loss) income	$(24,516)	$47,332	$(103,386)	$(3,979)	$(27,035)

Diluted weighted average shares outstanding	28,621	28,607	28,774	28,479	27,993
Diluted Per Share and Market Data
(Loss) income from continuing operations	$(0.62)	$1.82	$(3.29)	$(0.19)	$(0.95)
(Loss) income from discontinued operations	(0.24)	(0.16)	(0.30)	0.05	(0.02)
Net (loss) income	(0.86)	1.66	(3.59)	(0.14)	(0.97)
Market price on December 31	3.09	8.09	8.69	16.82	13.80
Shares outstanding, December 31	29,465	29,084	28,786	28,753	28,222
Total Market Value of Common Stock	$91,048	$235,290	$250,150	$483,625	$389,464
Balance Sheet and Other Data
Cash and cash equivalents	$6,548	$1,022	$95,152	$89,756	$85,551
Property, plant and equipment, net	239,909	263,605	255,037	388,134	410,772
Depreciation and amortization	19,907	24,171	28,493	30,089	30,991
Capital expenditures	26,601	38,169	24,272	20,891	20,006
Total assets	572,020	624,275	859,132	959,705	960,255
Current maturities of long-term debt	5,830	5,830	85	80	106
Long-term debt, less current maturities	253,012	260,092	492,305	506,141	531,001
Shareholders’ equity	139,819	161,586	108,396	217,252	219,877
Total shareholders’ equity and debt	$398,661	$427,508	$600,786	$723,473	$750,984

(A)	For additional information see Note 6 to our consolidated financial statements included in Part II, Item 8 of this annual report.
(B)	For additional information see Note 7 to our consolidated financial statements included in Part II, Item 8 of this annual report.
(C)	Goodwill impairment in the paperboard segment due to the decision to sell the coated paperboard mills in Rittman, Ohio and Versailles, Connecticut.
(D)	Gain on the sale of paperboard mill in Chicago, Illinois.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and operates a specialty converting operation. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube and core segment produces spiral and convolute-wound tubes and cores. The folding carton segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 52% in 2007. The remaining 48% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture Premier Boxboard. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment and profitability, restructuring activities have become an important element of our strategy. The previous sales of our interest in Standard Gypsum, our corrugated box plant and partition businesses, our two coated recycled paperboard mills and our specialty packaging businesses, as well as the recent sale of our composite container and plastics businesses, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

We are a holding company that operates our business through 22 subsidiaries as of the date of this filing. We also own a 50% interest in a joint venture with Temple-Inland. We have one additional joint venture with an unrelated entity in which our investment and share of earnings are immaterial. We had an additional joint venture during 2007, which interest we sold. Our investment and share of earnings in that joint venture were immaterial. We account for these interests in our joint ventures under the equity method of accounting. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings” below.

Our results of operations described below reflect the results for our continuing operations and the results for the various periods described have been adjusted to eliminate the results of discontinued operations.

Key Business Indicator and Trends

Historically, demand in our industry has been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube and core segment), specifically. Demand tends to be cyclical in nature, with cycles lasting three to five years depending on gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume, revenue and profitability in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. Since 2002 our industry has improved but has not returned to historical levels of demand and capacity utilization. While we believe that future operating results may improve, we cannot ascertain when or to what extent this may occur.

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

Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 to 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to find lower labor cost and product substitution such as the replacement of paperboard carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. We expect the migration of U.S. manufacturing offshore and product substitution to continue, which could continue to negatively affect operating results.

Industry Source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and 2007, restructuring and impairment costs have totaled $241.8 million, of which approximately $195.8 million have been noncash charges. See “Results of Operations 2007 — 2006” and “Results of Operations 2006 — 2005.” We have also experienced increases in near-term manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. Restructuring charges decreased by 65% in 2007 versus 2006, and we believe that future earnings and cash flows will be favorably impacted by our continued efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated significantly due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged approximately $103 and $146 during 2006 and 2007, respectively.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. In 2005, the average energy cost in our mill system was approximately $73 per ton compared to $74 per ton in 2006, a 1.4% increase. In 2007 energy costs averaged $65 per ton, a decrease of 12.2% from 2006. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed increases in energy costs through to our customers. As the volatility of energy prices has increased dramatically over the last three years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “Risk Factors — Our operating margins may be adversely affected by rising energy costs.”

We raise our selling prices in response to increases in raw material and energy costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to customary time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 1A, “Risk Factors — Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.”

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

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments which have averaged less than 1% of sales for the years ended December 31, 2005, 2006 and 2007 are provided for in the same period as the related revenues are recorded and are determined based on historical experience or specific customer arrangements.

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. When we become aware of a customer whose financial viability is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for future shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for noncollectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2005, 2006 and 2007 was $2.3 million, $2.2 million and $3.7 million, respectively, and our provision for uncollectible accounts was $270 thousand, $1.4 million and $2.5 million for the years ending 2005, 2006 and 2007, respectively. The increase in our provision during 2007 was primarily the result of a customer bankruptcy. The low provision during 2005 primarily resulted from recoveries of previously reserved accounts. While our credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

Inventory. Inventories are carried at the lower of cost or market. Cost includes raw material (recovered fiber for paperboard products and paperboard for converted products), direct and indirect labor and employee benefits, energy and fuel, depreciation, chemicals, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. Inventory over six months old is generally deemed unsaleable at first quality prices unless customer arrangements or other special circumstances exist. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory; however, in 2005, 2006 and 2007, these write-offs, other than those related to specific customer bankruptcies, were insignificant.

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

In December 2005, we recognized certain impairment indicators related to our decision, at that time, to exit the coated recycled paperboard business. As a result, we retested our goodwill as of December 31, 2005 and recorded impairment charges of approximately $10.5 million in our paperboard segment and $39.3 million in our folding carton segment. The goodwill impairment recorded in our folding carton segment resulted from the expected loss of synergies that existed between the coated recycled paperboard business and the folding carton segment resulting from the proposed disposition of the coated recycled paperboard business at that time. Additionally, in 2007 we wrote off approximately $5.0 million of goodwill related to the divestiture of our composite container and plastics businesses.

Our most recent annual goodwill impairment test was performed in December 2007 and did not result in any additional goodwill impairment. We believe that our remaining goodwill balance of $122.5 million as of December 31, 2007 is not impaired.

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

The impairment review requires management to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, then we must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference will be recognized as an impairment by reducing the carrying value of the asset to its estimated fair value. Estimating future cash flows requires management to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect our asset values and results of operations.

Impairment charges of $85.6 million, $28.7 million and $9.7 million related to property, plant and equipment were recorded in 2005, 2006 and 2007, respectively. Of these amounts $11.7 million, $100 thousand and $8.7 million were recorded in discontinued operations during 2005, 2006 and 2007, respectively. During 2005 and 2006, respectively, approximately $75.4 million and $16.9 million of the impairments were related to the disposition of the Sprague, Connecticut and Rittman, Ohio coated paperboard mills. The assets impaired include real estate and machinery and equipment related to operations that permanently closed in conjunction with our restructuring activities, discontinued businesses and routine asset disposals. The charges represent the difference between the carrying value of the assets and the estimated fair value. Fair value for assets held for sale as of December 31, 2005 were estimated based on considerations of preliminary indication of values from potential buyers, supported by industry multiples of earnings before interest, taxes and depreciation, discounted cash flows, and broker’s opinions of value for real estate. Real estate held for sale as of December 31, 2007 of $1.7 million is recorded as a component of other current assets.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers’ compensation liability is estimated based on actual claims as established by a third-party administrator, increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid and discounted to present value, represents the liability that we record in our financial statements. The primary controllable driver of our workers’ compensation liability is the loss development factor that estimates the amount to which one dollar in actual claims incurred will ultimately grow over the life of the claim, which may be several years. A 10.0% increase in the loss development factors utilized for 2007 would have resulted in a $345 thousand increase in workers’ compensation expense and accrued liability at December 31, 2007. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor of 37 days. The lag factor represents an estimate of the number of days based on historical experience that claims have been incurred but not yet reported and, therefore, should be recorded as a liability. A 10.0% increase in the lag factor would have resulted in a $181 thousand increase in our healthcare costs and accrued liability at December 31, 2007. Future actual costs related to self-insured coverage will depend on claims incurred, medical cost trends which have increased in recent years, safety performance, and various other factors related to our employee population, which has decreased in recent years. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109.” FIN No. 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of implementing FIN No. 48, the Company recognized a net increase of $3.1 million in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance.

At December 31, 2007 and 2006, we had net federal and state deferred tax assets related to net operating losses of $35.5 million and $22.2 million, respectively. At December 31, 2007 and 2006 we established valuation allowances of $9.8 million and $15.8 million for a portion of these deferred tax assets, respectively. For additional information, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this annual report.

Pension and Other Postretirement Benefits. We maintain a noncontributory, defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. We contributed approximately $13.1 million, $0, and $11.9 million during 2005, 2006, and 2007, respectively. Based on our current estimate of future funding requirements, we expect to make contributions of approximately $9.4 million during 2008.

In September 2004, we announced the suspension of any further pension benefits for certain employees covered by the Pension Plan. The suspension was effective as of December 31, 2004 and froze the accrued pension benefits for all employees other than those subject to a collective bargaining agreement and employees who do not qualify for continued benefits based on years of service and age requirements. The curtailment reduced our December 31, 2004 projected benefit obligation by $3.9 million and increased 2004 pension expense by $97 thousand.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP was unfunded at December 31, 2007.

The determination of our Pension Plan and SERP benefit obligations and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions we used to determine our Pension Plan and SERP projected benefit obligations as of:

	SERP		Pension Plan
	2006	2007	2006	2007
Weighted average discount rate	5.85%	6.10%	6.05%	6.30%
Weighted average rate of compensation increase	4.00%	4.00%	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	SERP			Pension Plan
	2005	2006	2007	2005	2006	2007
Weighted average discount rate	5.75%	5.75%	5.85%	5.75%	5.75%	6.14%
Weighted average expected rate of return on plan assets	N/A	N/A	N/A	8.50%	8.50%	8.00%
Weighted average rate of compensation increase	3.00%	4.00%	4.00%	3.00%	3.00%	3.00%

In developing the weighted average discount rate, we evaluated input from our actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was 6.30% and 6.05% at December 31, 2007 and 2006, respectively. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from our actuaries, we concluded that a discount rate of 6.30% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2007 projected benefit obligation of approximately $3.9 million and estimated 2008 net pension expense of approximately $420 thousand.

In developing our weighted average expected rate of return on plan assets, we evaluated such criteria as return expectations by asset class and long-term inflation assumptions. Our expected weighted average rate of return is based on an asset allocation assumption of approximately 58% equity, 36% fixed income and 6% investment in a portfolio of hedge funds. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As of December 31, 2007 and 2006, we used expected weighted average rates of return of 8.0% and 8.5%, respectively. A 0.25% change in the weighted average expected rate of return would change estimated 2008 net pension expense approximately $274 thousand.

In the year ending December 31, 2007, we made contributions of approximately $11.9 million. No contribution was required or made in the year ending December 31, 2006. We expect to make contributions of approximately $9.4 million during 2008. Primarily as a result of our contributions of approximately $11.9 million, the under-funded status of our Pension Plan and the SERP decreased by approximately $10.6 million in 2007. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

We also provide postretirement medical benefits at certain of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $503 thousand, $571 thousand and $390 thousand for the years ended December 31, 2005, 2006 and 2007, respectively. The accumulated postretirement benefit obligations at December 31, 2006 and 2007 were determined using a weighted average discount rate of 5.90% and 6.10%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 7.0% in 2008, decreasing to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $507 thousand and $438 thousand, respectively and this would have increased or decreased net periodic postretirement benefit cost by approximately $33 thousand and $28 thousand, respectively, for the year ended December 31, 2007.

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly affect depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet.

Results of Operations 2006 — 2007

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Years Ended December 31,		Change	% Change
	2006	2007
Paperboard volume by end-use market (tons in thousands):
Tube and core market
Volume shipped to internal converters	272.3	254.5	(17.8)	(6.5)%
Mill volume shipped to external customers	52.5	50.5	(2.0)	(3.8)%

Total	324.8	305.0	(19.8)	(6.1)%
Folding carton market
Volume shipped to internal converters	156.1	129.5	(26.6)	(17.0)%
Mill volume shipped to external customers	190.5	92.5	(98.0)	(51.4)%

Total	346.6	222.0	(124.6)	(36.0)%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	88.7	71.0	(17.7)	(20.0)%
Specialty paperboard products market
Volume shipped to internal converters	97.7	100.5	2.8	2.9%
Mill volume shipped to external customers	140.9	93.9	(47.0)	(33.4)%
Volume related to discontinued operations	2.4	—	(2.4)	(100.0)%

Total	241.0	194.4	(46.6)	(19.3)%
Total paperboard volume	1,001.1	792.4	(208.7)	(20.8)%
Total paperboard volume excluding discontinued operations	998.7	792.4	(206.3)	(20.7)%
Paperboard volume by reporting segment (in thousands):
Paperboard	534.5	373.2	(161.3)	(30.2)%
Tube and core	308.1	289.7	(18.4)	(6.0)%
Folding carton	156.1	129.5	(26.6)	(17.0)%
Volume related to discontinued operations	2.4	—	(2.4)	100.0%

Total paperboard volume	1,001.1	792.4	(208.7)	(20.8)%

Paperboard Volume. Total paperboard volume from continuing operations for the year ended December 31, 2007, decreased 20.7% to 792.4 thousand tons from 998.7 thousand tons for the same period in 2006. Tons sold from paperboard mill production decreased 25.4% in 2007. The total volume of paperboard converted decreased 7.9% for the year ended December 31, 2007.

Total paperboard volume decreased due to a decrease in sales of unconverted paperboard to the tube and core, folding carton, gypsum wallboard facing paper and the specialty paperboard products end-use markets, combined with lower converted volume in the tube and core and the folding carton segments.

Sales. Our consolidated sales for the year ended December 31, 2007, decreased by 8.4% to $854.2 million from $933.0 million for the same period in 2006. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2006	2007
Paperboard	$270,015	$206,758	$(63,257)	(23.4)%
Recovered fiber	117,336	140,173	22,837	19.5%
Tube and core	310,531	293,437	(17,094)	(5.5)%
Folding carton	235,162	213,851	(21,311)	(9.1)%

Total	$933,044	$854,219	$(78,825)	(8.4)%

Paperboard Segment

Sales for the paperboard segment decreased due to lower volume which accounted for $104.0 million of the decrease. Approximately $58.5 million of the volume decrease was due to the disposition of our Rittman and Sprague coated paperboard mills. This decrease was partially offset by higher selling prices in our uncoated paperboard operations which accounted for an estimated increase of $40.3 million in sales.

Recovered Fiber Segment

Sales for the recovered fiber segment increased primarily due to higher selling prices which accounted for an increase of approximately $30.9 million. This increase was partially offset by a decrease in volume which accounted for a decrease of approximately $8.1 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower volume which accounted for a decrease of $33.3 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $16.2 million in sales.

Folding Carton

Sales for the folding carton segment decreased primarily due to lower volume of approximately $21.3 million resulting from closing and consolidating certain operations and evaluation and refinement of the customer portfolio and book of business.

Cost of Sales. Cost of sales for the year ended December 2007, decreased $53.6 million from $801.4 million in 2006 to $747.8 million in 2007. This decrease was primarily due to the following factors:

•

Lower direct material, labor, freight , and other manufacturing costs of approximately $49.8 million in the paperboard segment related to the disposition of the Rittman and Sprague coated paperboard operations.

•

Lower direct material, labor, repairs and maintenance, freight and other manufacturing costs of approximately $9.8 million in the tube and core segment primarily due to lower volume related to facility closures.

•	Lower labor costs in the paperboard segment of approximately $2.2 million.
•	Lower direct material, labor, freight and other manufacturing costs of approximately $17.6 million in the folding carton segment primarily due to lower volume.
•	Lower repairs and maintenance and energy costs of $3.8 million in the paperboard segment.
•

Lower depreciation expense of approximately $3.9 million in the paperboard, folding carton, and tube and core segments primarily due to lower accelerated depreciation related to the disposition or closure of facilities.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of approximately $19.0 million in the recovered fiber segment.
•	Higher direct material costs in the paperboard segment of approximately $14.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007, decreased by 15.8% to $103.2 million from $122.5 million for the same period in 2006. This decrease was primarily due to the following factors:

•	Elimination of approximately $11.6 million of selling, general and administrative expenses in the paperboard segment related to the disposition of facilities.
•	Elimination of approximately $4.2 million of selling, general and administrative expenses in the folding carton segment related primarily to facility closures.
•	Elimination of approximately $2.5 million of selling, general and administrative expenses in the tube and core segment related primarily to the disposition of facilities.
•	Selling, general and administrative expenses in 2006 included a $1.2 million reserve established for the settlement of a patent infringement dispute.

These improvements were partially offset by the following factor:

•	Higher bad debt expense of $0.9 million.

Restructuring and Impairment Costs. For the year ended December 31, 2007, we incurred charges totaling $13.2 million for restructuring and impairment costs. Of this total, approximately $1.0 million was for impairment of assets, $3.4 million for severance and other termination benefits, and $8.8 million for other exit costs. During 2007 we made payments of $3.3 million for severance and other termination benefits and $6.8 million for other exit costs. For the year ended December 31, 2006, we incurred charges totaling $37.8 million for restructuring and impairment costs. Included in this total were $5.7 million in severance and other termination benefits , $3.5 million in other exit costs, and $28.6 million for the impairment of assets. These restructuring plans are a component of management’s strategy to internally match supply with our customers’ demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Loss From Operations. Loss from operations for the year ended December 31, 2007, was $9.9 million, an improvement of $18.7 million compared with an operating loss of $28.6 million reported for the same period in 2006. The following table presents (loss) income from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2006	2007
Paperboard	$(10,948)	$(1,453)	$9,495	86.7%
Recovered fiber	4,381	6,454	2,073	47.3%
Tube and core	6,994	9,473	2,479	35.4%
Folding carton	(4,329)	2,065	6,394	147.7%
Corporate expense	(24,724)	(26,476)	(1,752)	(7.1)%

Total	$(28,626)	$(9,937)	$18,689	65.3%

Paperboard Segment

Loss from operations improved primarily due to the following factors:

•	Lower restructuring costs of $17.4 million.
•	Approximately $4.8 million of the improvement was related to the disposition of the Rittman and Sprague coated paperboard mills.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by an estimated $11.0 million.
•	Higher bad debt expense of $0.9 million.

Recovered Fiber Segment

Income from operations increased primarily due to higher selling prices.

Tube and Core Segment

Income from operations increased primarily due to the following factors:

•	Lower restructuring costs of approximately $5.4 million.
•	Higher selling prices improved income from operations by approximately $2.6 million.

These factors were partially offset by lower volume which decreased income from operations by approximately $5.7 million.

Folding Carton Segment

Income from operations improved primarily due to lower selling, general and administrative expense of $4.2 million related to facility closures and lower restructuring costs of approximately $1.7 million.

Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2007 and 2006 was $6.9 million and $4.5 million, respectively. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the years ended December 31, 2007 and 2006 was approximately $18.8 million and $25.9 million, respectively. The decrease was primarily due to the redemption of our 9 7/8% senior subordinated notes on May 1, 2006. We recorded a $10.3 million loss in the second quarter of 2006 related to this debt redemption. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Gain on Sale of Interest in Unconsolidated Affiliates On January 17, 2006, we sold our 50% membership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

Equity in Income of Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.8 million for the year December 31, 2007, a decrease of $3.8 million in equity in income from unconsolidated affiliates compared to $5.6 million in the same period in 2006. This decrease was primarily due to the decrease in demand for gypsum wallboard facing paper at Premier Boxboard which was impacted by the downturn in the housing market.

Benefit (Provision) for Income Taxes. The effective rate of income tax benefit for continuing operations for the year ended December 31, 2007 was 33.1% compared with an income tax expense of 35.0% for the same period in 2006. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Net Income. Due to the factors discussed above, net loss for the year ended December 31, 2007 was $24.5 million, or $0.86 net loss per common share, compared to net income of $47.3 million, or $1.66 net income per common share, for the same period in 2006.

Results of Operations 2005 — 2006

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Years Ended December 31,		Change	% Change
	2005	2006
Paperboard volume by end-use market (tons in thousands):
Tube and core market
Volume shipped to internal converters	277.1	272.3	(4.8)	(1.7)%
Mill volume shipped to external customers	46.7	52.5	5.8	12.4%

Total	323.8	324.8	1.0	0.3%
Folding carton market
Volume shipped to internal converters	161.3	156.1	(5.2)	(3.2)%
Mill volume shipped to external customers	242.6	190.5	(52.1)	(21.5)%

Total	403.9	346.6	(57.3)	(14.2)%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	80.2	88.7	8.5	10.6%
Specialty paperboard products market
Volume shipped to internal converters	86.3	97.7	11.4	13.2%
Mill volume shipped to external customers	166.9	140.9	(26.0)	(15.6)%
Volume related to discontinued operations	16.2	2.4	(13.8)	(85.2)%

Total	269.4	241.0	(28.4)	(10.5)%

Total paperboard volume	1,077.3	1,001.1	(76.2)	(7.1)%
Total paperboard volume excluding discontinued operations	1,061.1	998.7	(62.4)	(5.9)%

Paperboard volume by reporting segment (in thousands):

Paperboard	577.8	534.5	(43.3)	(7.5)%
Tube and core	322.0	308.1	(13.9)	(4.3)%
Folding carton	161.3	156.1	(5.2)	(3.2)%
Volume related to discontinued operations	16.2	2.4	(13.8)	(85.2)%

Total paperboard volume	1,077.3	1,001.1	(76.2)	(7.1)%

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

Total paperboard volume decreased due to a decrease in sales of unconverted paperboard to the folding carton and the specialty paperboard products end-use markets, combined with lower converted volume in the tube and core and the folding carton segments. These decreases were partially offset by higher sales of unconverted paperboard to the tube and core and the gypsum wallboard facing paper markets as well as higher sales of converted paperboard to the specialty paperboard market.

Sales. Our consolidated sales for the year ended December 31, 2006, increased by 3.0% to $933.0 million from $905.7 million for the same period in 2005. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2005	2006
Paperboard	$278,655	$270,015	$(8,640)	(3.1)%
Recovered fiber	86,180	117,336	31,156	36.2%
Tube and core	311,848	310,531	(1,317)	(0.4)%
Folding carton	229,028	235,162	6,134	2.7%

Total	$905,711	$933,044	$27,333	3.0%

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

Tube and Core

Sales for the tube and core segment decreased primarily due to lower volume, as a result of soft industry conditions, which accounted for a decrease of $15.7 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $13.9 million in sales.

Folding Carton Segment

Sales for the folding carton segment increased primarily due to $20.0 million in sales from the Carolina Carton plant which was acquired from Sonoco Products Company on December 31, 2005. This increase in sales was partially offset by lower volume of approximately $14.7 million resulting from closing and consolidating operations and eliminating customers with low margins and high credit risk.

Cost of Sales. Cost of sales for the year ended December 2006, increased $23.9 million from $777.5 million in 2005 to $801.4 million in 2006. This increase was primarily due to the following factors:

•	Higher recovered fiber costs of approximately $20.8 million due to higher volume in the recovered fiber segment.
•	Higher freight costs of $5.4 million.
•	Higher energy and fuel costs of $6.7 million in the paperboard segment.
•	Higher employee labor and benefit costs of $3.9 million in the paperboard segment.
•	Higher direct material costs of $4.9 million in the folding carton segment primarily due to higher volume.
•	Higher repairs and maintenance expense of $4.3 million in the paperboard segment.
•	Higher other manufacturing costs of $4.1 million in the folding carton segment primarily due to accelerated depreciation expenses related to plant closures.
•	Higher direct material costs of $2.1 million in the paperboard segment primarily due to higher volume.
•	Higher labor costs of $1.4 million in the folding carton segment.
•	Accelerated depreciation expense of approximately $1.1 million in the paperboard segment related to a mill closure.

These factors were partially offset by the following improvements:

•

Lower direct materials costs, energy and fuel costs, depreciation expense, and other manufacturing costs of approximately $27.6 million in the paperboard segment primarily due to the disposition of the Rittman and Sprague coated paperboard mills in 2006.

•	Lower direct material costs of $2.9 million in the tube and core segment primarily due to lower volume.
•	Lower indirect labor costs and employee benefit expenses of $2.3 million in the tube and core segment primarily due to lower workers compensation expenses and lower group health costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006, decreased by 2.5% to $122.5 million from $125.7 million for the same period in 2005. This decrease was primarily due to the following factors:

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

Restructuring and Impairment Costs. For the year ended December 31, 2006, we incurred charges totaling $37.8 million for restructuring and impairment costs. Of this total, approximately $28.6 million was for impairment of assets, $5.7 million for severance and other termination benefits, and $3.5 million for other exit costs. During 2006 we made payments of $4.7 million for severance and other termination benefits and $4.3 million for other exit costs. For the year ended December 31, 2005, we incurred charges totaling $75.5 million for restructuring and impairment costs. Included in this total were $0.6 million in severance and other termination benefit costs, $0.9 million in other exit costs, and $74.0 million of impairment costs related primarily to the disposition of two of our coated recycled paperboard facilities. These restructuring plans are a component of management’s strategy to match supply with market demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Loss From Operations. Loss from operations for the year ended December 31, 2006, was $28.6 million, an improvement of $94.3 million compared with an operating loss of $122.9 million reported for the same period in 2005. The following table presents (loss) income from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2005	2006
Paperboard	$(70,102)	$(10,948)	$59,154	84.4%
Recovered fiber	253	4,381	4,128	1631.6%
Tube and core	7,044	6,994	(50)	(0.7)%
Folding carton	(36,812)	(4,329)	32,483	88.2%
Corporate expense	(23,281)	(24,724)	(1,443)	(6.2)%

Total	$(122,898)	$(28,626)	$94,272	76.7%

Paperboard Segment

Loss from operations improved primarily due to the following factors:

•	Lower restructuring costs of $53.8 million.
•	Approximately $11.5 million of the improvement was related to the disposition of the Rittman and Sprague coated paperboard mills.
•	Higher selling prices in the paperboard segment accounted for $12.0 million.

These factors were partially offset by the following costs in the paperboard segment’s uncoated paperboard group:

•	Higher energy and fuel costs of $6.7 million.
•	Higher repair and maintenances costs of $4.3 million.
•	Higher employee labor and benefit costs of $3.9 million.
•	Lower volume reduced income from operation by an estimated $1.8 million.
•	Accelerated depreciation expense of approximately $1.1 million related to a mill closure.

Recovered Fiber Segment

Income from operations increased primarily due to higher volume. This improvement, however, was partially offset by $1.0 million of higher accounts receivable reserve expense.

Tube and Core Segment

Income from operations decreased primarily due to the following factors:

•	Higher restructuring costs of approximately $3.1 million.

•	Lower volume reduced income from operations by an estimated $2.8 million.
•	Higher freight costs and repair and maintenance costs of $2.1 million.

These factors were partially offset by higher selling prices which improved income from operations by approximately $8.5 million.

Folding Carton Segment

Loss from operations improved primarily due to lower restructuring costs of approximately $36.8 million. This improvement was partially offset by higher accelerated depreciation expense of $3.3 million related to plant closures and a $1.2 million reversal of a reserve in the second quarter of 2005 related to the subsequent collection from a customer that filed Chapter 11 bankruptcy in 2004.

Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2006 and 2005 was $4.5 million and $8.6 million, respectively. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

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

Gain on Sale of Interest in Unconsolidated Affiliates On January 17, 2006, we sold our 50% membership interest in Standard Gypsum to Standard Gypsum’s other 50% owner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

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

(Provision) Benefit for Income Taxes. The effective rate of income tax expense for continuing operations for the year ended December 31, 2006 was 35.0% compared with an income tax benefit of 23.8% for the same period in 2005. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Net Income (loss). Due to the factors discussed above, net income for the year ended December 31, 2006 was $47.3 million, or $1.66 net income per common share, compared to a net loss of $103.4 million, or $3.59 net loss per common share, for the same period in 2005.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our Senior Credit Facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “Risk Factors” in Part I, Item 1A. At December 31, 2007 we had $6.5 million of cash on hand and $31.3 million borrowing availability under our Senior Credit Facility. We believe that our cash on hand together with our borrowing availability under our Senior Credit Facility will be sufficient to meet our cash requirements for the next 12 months. We are attempting to refinance our $200.0 million outstanding Senior Notes which mature in June 2009. We are evaluating various refinancing alternatives. If we are unable to generate cash at projected levels, our ability to generate cash sufficient to meet our long-term requirements may be uncertain. Some of the factors that could affect our future ability to generate cash from operations are as follows:

•	Continued volatility in the debt markets.
•	A contraction in domestic demand for recycled paperboard and related packaging products similar to what our industry experienced in 2000, 2001 and 2002.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.
•	Continued export of domestic industrial manufacturing operations.
•	Potential increases in fuel and energy costs.
•	Potential increases in the cost of recovered fiber.
•	Market acceptance of price increases and energy surcharges in response to rising operating costs.
•	Significant unforeseen adverse conditions in our industry or the markets we serve.

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

The availability of liquidity from our Senior Credit Facility is primarily affected by our collateral base and our continued compliance with the terms of the Senior Credit Facility, including the payment of interest and compliance with various covenants. On May 22, 2007, the Company purchased additional units in our PaperLink, LLC unconsolidated affiliate, for approximately $78,000, which increased our membership interest to greater than fifty percent. We failed to timely pledge the assets of PaperLink as a co-borrower or guarantor of our debt (which debt includes our Senior Credit Facility and Senior Notes). We subsequently determined that this failure was a technical violation of the debt covenants of both our Senior Credit Facility and our Senior Notes, which require — within a specified time period — that we pledge the assets of any affiliate in which our membership interest exceeds fifty percent. Upon determination, we decreased our membership interest in PaperLink to forty-nine percent. We notified the administrative agent for our Senior Credit Facility and the Trustee which administers our Senior Notes of the technical and inadvertent violation. On June 29, 2007, the bank group that holds our Senior Credit Facility consented to and waived any defaults regarding our violation. We were in compliance with the covenants under our Senior Credit Facility as of December 31, 2007. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends (see Part I, Item 1A, “Risk Factors — Our business and financial performance may be adversely affected by downturns in industrial production, housing and construction and the consumption of nondurable and durable goods”), we believe we will be in compliance with our covenants under the senior credit agreement for the next 12 months.

Borrowings. At December 31, 2006 and December 31, 2007, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	December 31, 2006	December 31, 2007
Senior Credit Facility-revolver	$5,000	$10,339
Senior Credit Facility-term loan	31,111	20,048
7 3/8% Senior Notes	189,750	189,750
7 1/4% Senior Notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	2,861	1,505

Total debt	$265,922	$258,842

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, we amended our Senior Credit Facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At December 31, 2007, we had $20.0 million outstanding under the five-year term loan and $10.3 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $31.3 million at December 31, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ended June 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at December 31, 2007 were 7.25% and 7.26% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, we must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million Minimum Availability Reserve would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, we would not meet the fixed charge coverage ratio and, therefore, do not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain events with respect to the Employee Retirement Income Security Act of 1974 (“ERISA”), actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of 7 3/8% Senior Notes due June 1, 2009. The 7 3/8% Senior Notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% Senior Notes is 6.3%. The 7 3 /8% Senior Notes are unsecured obligations. As of December 31, 2006, we have purchased an aggregate of $10.3 million of these notes in the open market.

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

Interest Rate Swap Agreements. Historically, we have used interest rate swaps to effectively convert our fixed rate debt obligations into variable rate obligations. This strategy has been employed in order to effect an optimal balance between fixed rate and variable rate obligations since, historically, variable rate debt obligations are lower cost than fixed rate debt. During 2004 and 2005 we entered into several interest rates swaps and then unwound those swaps opportunistically for a gain. These gains provided cash to us upon unwinding and lowered our interest expense over the remaining duration of the related debt obligation. We did not enter into any interest rate swap agreements during 2006 or 2007.

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

As of December 31, 2007 we owned a 50% interest in one joint venture, Premier Boxboard LLC, with Temple-Inland. Because we account for the interest in this joint venture under the equity method of accounting, the indebtedness of the joint venture is not reflected in the liabilities included on our consolidated balance sheets. Premier Boxboard is a low-cost recycled paperboard mill that produces a lightweight gypsum facing paper along with containerboard grades. See Note 6 to our consolidated financial statements in Part II, Item 8 of this annual report for summarized financial information for this joint venture.

Funding for Premier Boxboard is generated by its internal cash flow and any cash contributions that we and our joint venture partner are required to make. Premier Boxboard generated sufficient cash flow in 2007 to distribute $4.0 million to us and $4.0 million to our joint venture partner. Based on the 2007 cash flows and expected future cash flows, we do not expect Premier Boxboard to require external funding in the foreseeable future. However, if Premier Boxboard were to require additional funding, our liquidity could be adversely affected. In addition, if we and our joint venture partner were unable to adequately satisfy Premier Boxboard’s funding requirements, its operations, and accordingly, our interest in it, could be adversely affected.

In addition, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of senior notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by us. In the event of a default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, our interest in Premier Boxboard. As of December 31, 2007, Premier Boxboard was in compliance with its debt covenants.

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

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$257,337	$5,830	$230,417	$16,390	$4,700
Interest payment obligations	37,063	19,155	13,866	1,631	2,411
Capital lease obligations	88	75	13	—	—
Operating lease obligations	39,068	10,269	14,260	9,040	5,499
Purchase obligations	459	457	2	—	—
Other long-term liabilities (2)	4	4	—	—	—

Total	$334,019	$35,790	$258,558	$27,061	$12,610

(1)	The long-term debt obligation included in this table represents the principal amount to be paid in future periods. The amounts reported on our consolidated balance sheet include realized interest rate swap gains and the mark-to-market value of interest rate swaps. See note 7 to our consolidated financial statements in Part II, Item 8 of this report.
(2)	Other long-term liabilities exclude future pension liabilities, other postretirement benefit liabilities and deferred compensation benefit liabilities because we are unable to reasonably estimate the amount and period in which these liabilities will be settled.
(3)	As of December 31, 2007, the noncurrent portion of our FIN 48 liability, including interest and penalties related to unrecognized tax benefits, is $13.8 million. At this time the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined and therefore is excluded from this table.

For the purposes of this table, purchase obligations included in the table above are agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. However, this table does not include the aggregate amount of routine purchase orders outstanding as of December 31, 2007.

Operating Cash Flows. Cash provided by operations was $436 thousand for the year ended December 31, 2007, compared with cash used in operations of $3.1 million in 2006. The improvement was primarily due to a $13.8 million reduction in cash payments for interest which was partially offset by a $11.9 million increase in pension contributions.

Capital Expenditures. Capital expenditures were $26.6 million for the year ended December 31, 2007, compared with $38.2 million in 2006. The decrease from prior years was primarily due to the implementation of an enterprise resource planning software system during 2006, as well as increased capital expenditures in 2006 related to the upgrade of a machine component at one of our paperboard mills, and the installation of a new printing press at one of our carton facilities. Aggregate capital expenditures of approximately $12 million to $15 million are anticipated for 2008.

Acquisition. We did not make any acquisitions in the year ended December 31, 2007. In December 2005, we acquired a folding carton plant in Charlotte, North Carolina from the Sonoco Products Company for $11.1 million. We believe that this acquisition is in line with our long-term strategy and will provide value to our folding carton segment in the Charlotte area.

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

In July 2006, we completed the sale of the assets of Sprague Paperboard, Inc. located in Versailles, Connecticut to Cascades Inc. for $14.5 million. In connection with this transaction we also entered into an agreement granting Cascades Inc. an option to buy components of the coating equipment and the customer list of our Rittman, Ohio coated paperboard mill for $500 thousand. Cascades Inc. exercised its option in August 2006 and, as a result, we ceased our coated recycled paperboard production at the Rittman, Ohio location, which resulted in a $1.8 million charge for severance benefits during 2006. For the year ended December 31, 2006, we also recorded an additional $12.2 million asset impairment as a result of this transaction.

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

On October 2, 2007, we completed the sale of our composite container and plastics businesses to the Sonoco Products Company for a net purchase price of approximately $20.2 million. We recorded a loss of approximately $10.3 million associated with this divestiture which was recorded in restructuring and impairment costs of discontinued operations. Included in this amount is the write-off of approximately $5.0 million of related goodwill.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, financial statement classification, tax-related interest and penalties, and additional disclosure requirements. We adopted FIN 48 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). We are evaluating the effect, if any, the adoption of this statement will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are evaluating the effect, if any, the adoption of this statement will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if we enter into any business combinations after adoption of SFAS 141(R), a transaction may significantly affect our financial position and earnings, but not cash flows, compared to our past acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and amendment of ARB No. 51.” SFAS No. 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. We have not yet determined the effect, if any, SFAS No. 160 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, we had outstanding borrowings of approximately $257.3 million. In June of 1999, we issued $200.0 million of 7 3/8% Senior Notes at a discount to yield an effective interest rate of 7.47%. After taking into account realized gains from unwinding various interest rates swap agreements, the current effective interest rate is 6.3%. The 7 3/8% Senior Notes pay interest semiannually, and are unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% Senior Notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively.

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

On March 30, 2006, we amended our Senior Credit Facility (as previously defined) by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, we amended our Senior Credit Facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At December 31, 2007, we had $20.0 million outstanding under the five-year term loan and $10.3 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $31.3 million at December 31, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at December 31, 2007 were 7.25% and 7.26% for outstanding revolver and term loan borrowings, respectively.

The Company did not enter in to any interest rate swap agreements during 2007.

Our senior management establishes parameters, which are approved by the Board of Directors, for our financial risk. We do not utilize derivatives for speculative purposes.

The table below provides information about our debt obligations and principal cash flows and related interest rates by expected maturity dates.

	Contractual Maturity Dates
	2008 to 2011	Thereafter	Total
	(In thousands)
Debt Obligations
7 3/8% Senior Notes (1)	$189,750	—	$189,750
Average interest rate	7.375%	—	7.375%
7 1/4% Senior Notes (1)	$29,000	—	$29,000
Average interest rate	7.25%	—	7.25%
Senior Credit Facility — Term Loan (1)	$20,048	—	$20,048
Average interest rate	7.23%	—	7.23%
Senior Credit Facility — Revolver (1)	$10,339	—	$10,339
Average interest rate	7.35%	—	7.35%

(1)	See notes to our consolidated financial statements included in Part II, Item 8.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,548	$1,022
Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,683 and $3,062 at December 31, 2007 and 2006, respectively	74,207	85,577
Inventories	65,412	75,041
Refundable income taxes	104	172
Current deferred tax assets	5,841	9,272
Other current assets	7,061	8,354
Assets held for sale	96	—

Total current assets	159,269	179,438

PROPERTY, PLANT AND EQUIPMENT:
Land	9,803	10,316
Buildings and improvements	83,685	93,275
Machinery and equipment	402,968	436,705
Furniture and fixtures	32,345	29,975

	528,801	570,271
Less accumulated depreciation	(288,892)	(306,666)

Property, plant and equipment, net	239,909	263,605

GOODWILL	122,542	127,574
INVESTMENT IN UNCONSOLIDATED AFFILIATES	39,117	41,574
OTHER ASSETS	11,183	12,084

	$572,020	$624,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,830	$5,830
Accounts payable	63,968	65,033
Accrued interest	1,773	1,482
Accrued compensation	9,828	10,127
Accrued pension	496	271
Capital lease obligations	72	544
Other accrued liabilities	20,913	27,187

Total current liabilities	102,880	110,474

LONG-TERM DEBT, LESS CURRENT MATURITIES	253,012	260,092
LONG-TERM CAPITAL LEASE OBLIGATIONS	14	91
DEFERRED INCOME TAXES	34,082	43,315
PENSION LIABILITY	27,980	38,854
OTHER LIABILITIES	14,233	9,863
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized; 29,465,416 and 29,084,246 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,947	2,909
Additional paid-in capital	192,978	191,411
Unearned compensation	—	—
Retained deficit	(35,127)	(7,502)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(22,772)	(26,791)
Foreign currency translation	1,793	1,559

Total accumulated other comprehensive loss	(20,979)	(25,232)

Total Shareholders’ Equity	139,819	161,586

	$572,020	$624,275

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
SALES	$854,219	$933,044	$905,711
COST OF SALES	747,780	801,351	777,523
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	103,193	122,529	125,725
GOODWILL IMPAIRMENT	—	—	49,859
RESTRUCTURING AND IMPAIRMENT COSTS	13,183	37,790	75,502

Loss from operations	(9,937)	(28,626)	(122,898)
OTHER (EXPENSE) INCOME:
Interest expense	(18,760)	(25,913)	(41,961)
Interest income	208	3,829	2,629
Equity in income of unconsolidated affiliates	1,770	5,613	37,043
Gain on sale of interest in unconsolidated affiliates.	19	135,247	—
Loss on redemption of senior subordinated notes.	—	(10,272)	—
Other, net	370	52	537

	(16,393)	108,556	(1,752)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(26,330)	79,930	(124,650)
BENEFIT (PROVISION) FOR INCOME TAXES	8,712	(27,984)	29,601
MINORITY INTEREST IN (INCOME) LOSS	—	(102)	273

(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,618)	51,844	(94,776)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(8,221)	(6,809)	(11,265)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	1,323	2,297	2,655

LOSS FROM DISCONTINUED OPERATIONS	(6,898)	(4,512)	(8,610)

NET (LOSS) INCOME	$(24,516)	$47,332	$(103,386)

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment	$—	$9,213	$(7,175)
Pension gains and losses, net of tax	4,019	—	—
Foreign currency translation adjustment	505	95	39

COMPREHENSIVE (LOSS) INCOME	$(19,992)	$56,640	$(110,522)

BASIC (LOSS) INCOME PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.62)	$1.82	(3.29)

DISCONTINUED OPERATIONS	$(0.24)	$(0.16)	$(0.30)

NET (LOSS) INCOME	$(0.86)	$1.66	$(3.59)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,621	28,575	28,774

DILUTED (LOSS) INCOME PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.62)	$1.82	$(3.29)

DISCONTINUING OPERATIONS	$(0.24)	$(0.16)	$(0.30)

NET (LOSS) INCOME	$(0.86)	$1.66	$(3.59)

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,621	28,607	28,774

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2004	28,753,390	$2,875	$191,903	$(4,334)	$48,552	$(21,744)	$217,252
Net loss	—	—	—	—	(103,386)	—	(103,386)
Issuance of common stock under 1998 stock purchase plan	23,252	2	196	4	—	—	202
Forfeiture of common stock under 1998 stock purchase plan	(2,639)	—	(31)	—	—	—	(31)
Issuance of common stock under long-term equity incentive plan	21,366	3	240	(78)	—	—	165
Forfeiture of common stock under long-term equity incentive plan	(9,850)	(1)	(162)	162	—	—	(1)
Amortization of unearned compensation expense	—	—	527	804	—	—	1,331
Minimum pension liability adjustment, net of taxes of $4,365	—	—	—	—	—	(7,175)	(7,175)
Foreign currency translation adjustment	—	—	—	—	—	39	39

BALANCE, December 31, 2005	28,785,519	2,879	192,673	(3,442)	(54,834)	(28,880)	108,396
Net income	—	—	—	—	47,332	—	47,332
Adjustment to adopt SFAS No. 123(R) (Note 10)	—	—	(3,442)	3,442	—	—	—
Issuance of common stock under 1998 stock purchase plan	8,787	1	67	—	—	—	68
Forfeiture of common stock under 1998 stock purchase plan	(1,523)	—	—	—	—	—	—
Issuance of common stock under long-term equity incentive plan	315,169	31	363	—	—	—	394
Forfeiture of common stock under long-term equity incentive plan	(23,706)	(2)	(45)	—	—	—	(47)
Amortization of stock-based compensation expense	—	—	1,795	—	—	—	1,795
Pension liability adjustment, net of taxes of $3,565 (Note 11)	—	—	—	—	—	9,213	9,213
Adjustment to adopt SFAS No. 158, net of taxes of $3,805	—	—	—	—	—	(6,208)	(6,208)
Foreign currency translation adjustment	—	—	—	—	—	95	95
Disposal of foreign subsidiary	—	—	—	—	—	548	548

BALANCE, December 31, 2006	29,084,246	2,909	191,411	—	(7,502)	(25,232)	161,586
Net loss	—	—	—	—	(24,516)	—	(24,516)
Issuance of common stock under 1998 stock purchase plan	3,000	—	21	—	—	—	21
Issuance of common stock under long-term equity incentive plan	405,492	40	367	—	—	—	407
Forfeiture of common stock under long-term equity incentive plan	(27,322)	(2)	2	—	—	—	—
Amortization of stock-based compensation expense	—	—	1,177	—	—	—	1,177
Pension liability adjustment, net of taxes of $2,440 (Note 11)	—	—	—	—	—	4,019	4,019
Adjustment to adopt FIN No. 48	—	—	—	—	(3,109)	—	(3,109)
Foreign currency translation adjustment	—	—	—	—	—	505	505
Disposal of foreign subsidiary	—	—	—	—	—	(271)	(271)

BALANCE, December 31, 2007	29,465,416	$2,947	$192,978	$—	$(35,127)	$(20,979)	$139,819

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(24,516)	$47,332	$(103,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,907	24,171	28,493
Equity-based compensation expense	1,335	1,795	811
Loss (gain) on redemption of debt	—	10,272	(212)
Goodwill impairment	—	—	49,856
Restructuring and impairment costs	9,692	28,678	85,594
Deferred income taxes	(10,496)	23,702	(32,951)
Gain on sale of interest in unconsolidated affiliates	(19)	(135,247)	—
Loss on sale of assets held for sale	—	4,862	—
Equity in income of unconsolidated affiliates	(1,770)	(5,613)	(37,043)
Distributions from unconsolidated affiliates	2,203	5,080	34,175
Changes in operating assets and liabilities, net of acquisitions:
Receivables	11,532	14,685	(8,917)
Inventories	1,644	495	5,661
Other assets and liabilities	2,931	5,940	(1,316)
Accounts payable	(2,246)	(21,474)	8,529
Accrued liabilities	(11,145)	(7,676)	(5,728)
Income taxes	1,384	(116)	353

Net cash provided by (used in) operating activities	436	(3,114)	23,919

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,601)	(38,169)	(24,272)
Proceeds from disposal of property, plant and equipment	7,054	3,554	18,542
Proceeds from sale of assets held for sale	21,680	26,336	—
Acquisition of businesses, net of cash acquired	—	(11,059)	—
Changes in restricted cash	(147)	14,841	(11,164)
Net proceeds from sale of interest in unconsolidated affiliates	161	148,460	—
Return of investment in unconsolidated affiliates	1,838	2,920	5,325
Investment in unconsolidated affiliates	(78)	—	(40)

Net cash provided by (used in) investing activities	3,907	146,883	(11,609)

FINANCING ACTIVITIES:
Proceeds from senior credit facility — revolver	143,160	74,027	—
Repayments for senior credit facility — revolver	(137,821)	(69,027)	—
Proceeds from senior credit facility — term loan	—	35,000	—
Repayments of senior credit facility — term loan	(11,063)	(3,889)	—
Repayments of long term debt	—	(272,474)	(7,468)
Proceeds from note payable	7,436	—	—
Deferred debt costs	—	(1,139)	—
Payments of capital lease obligations	(549)	(504)	(508)
Proceeds from swap agreement unwinds	—	—	826
Issuances of stock, net of forfeitures	20	107	236

Net cash provided by (used in) financing activities	1,183	(237,899)	(6,914)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,526	(94,130)	5,396
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,022	95,152	89,756

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,548	$1,022	$95,152

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$20,876	$34,643	$46,164

Income tax (refund) payments	$(958)	$2,520	$778

Property acquired under capital leases	$—	$36	$1,532

Short-term payable for acquisition	$—	$—	$11,000

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Reclassifications

The Company classified the results of operations of its composite container and plastics business from continuing operations to discontinued operations during 2007 for all periods presented. This business was determined to be discontinued operations following the receipt by the Company of an unsolicited offer to purchase the operations during the third quarter of 2007. See Note 5 for additional discussion regarding this transaction.

Cash and Cash Equivalents

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents. The Company records outstanding checks, to the extent there is no right of offset against other cash accounts, as a component of accounts payable rather than as a reduction of cash and cash equivalents. The total outstanding check balance reported as a component of accounts payable at December 31, 2007 and 2006 was $0 and $10.7 million, respectively.

Restricted Cash

Restricted cash as of December 31, 2007 and December 31, 2006 was approximately $4.0 million and $3.8 million, respectively, and is recorded in other assets. Restricted cash are funds deposited in escrow accounts as collateral support for workers’ compensation insurance.

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

Inventories at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Raw materials and supplies	$28,079	$35,682
Finished goods and work in process	37,333	39,359

Total inventory	$65,412	$75,041

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

Depreciation expense was $20.2 million, $24.3 million, and $28.5 million for the years ended December 2007, 2006 and 2005, respectively.

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

December 31, 2007, 2006 and 2005

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires the Company to perform a goodwill impairment test at least annually. The Company’s most recent annual impairment test was performed as of November 1, 2007 and did not result in an impairment. In December 2005, however, the Company recognized certain impairment indicators related to the Company’s decision at that time to exit the coated recycled paperboard business. As a result, the Company retested its goodwill as of December 31, 2005 and recorded a goodwill impairment charge of $49.8 million at December 31, 2005. Of this amount, approximately $10.5 million was recorded in the Company’s paperboard segment and the remaining $39.3 million was recorded in its folding carton segment. The goodwill impairment recorded in the folding carton segment resulted from the loss of synergies that existed between the Company’s coated recycled paperboard business and its folding carton segment. The folding carton segment lost some of these synergies following the disposition of a portion of the coated recycled paperboard business.

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

The impairment review requires the Company to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows are less than the carrying amount of the asset, the Company must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference is recognized as an impairment by reducing the carrying value of the asset to its estimated fair value. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations.

Impairment charges of $9.7 million, $28.7 million and $85.6 million related to property plant and equipment were recorded in 2007, 2006 and 2005, respectively. Of these amounts $8.7 million, $100 thousand and $11.7 million were recorded in discontinued operations during 2007, 2006 and 2005, respectively. During 2006 and 2005, respectively, approximately $16.9 million and $75.4 million of the impairments were related to the disposition of the Sprague, Connecticut and Rittman, Ohio coated paperboard mills. The assets impaired include real estate and machinery and equipment related to operations that permanently closed in conjunction with our restructuring activities, discontinued businesses and other disposals. The charges represent the difference between the carrying value of the assets and the estimated fair value. Real estate held for sale as of December 31, 2007 of $1.7 million is recorded as a component of other current assets. Fair value for real estate held for sale at December 31, 2007 was estimated based on broker’s opinions of value.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

Under SFAS No. 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Effective January 1, 2007, the Company implemented FASB Interpretation No. (“FIN”) 48. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Prior to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with SFAS No. 5, “Accounting for Contingencies.”

Income (Loss) Per Common Share

The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if convertible securities were converted into common stock, or other contracts to issue common stock resulted in the issuance of common stock. Since the Company reported net losses for the years ended December 31, 2007 and 2005 the impact of all stock options was antidilutive and excluded from the diluted loss per share calculation for those years.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, financial statement classification, tax-related interest and penalties, and additional disclosure requirements. The Company adopted FIN 48 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The Company is still evaluating the effect, if any, the adoption of this statement will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is still evaluating the effect, if any, the adoption of this statement will have on its financial position or results of operations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if the Company enters into any business combinations after adoption of SFAS 141(R), a transaction may significantly affect the Company’s financial position and earnings, but, not cash flows, compared to the Company’s past acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and amendment of ARB No. 51.” SFAS No. 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. The Company has not yet determined the effect, if any, SFAS No. 160 will have on its consolidated financial statements.

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

3. Acquisition and Divestitures

Carolina Carton Plant — Acquisition

In December 2005, the Company acquired a folding carton plant in Charlotte, North Carolina from the Sonoco Products Company for approximately $11.1 million. Ownership and risk of loss was transferred to the Company as of December 31, 2005 and the purchase price was paid January 3, 2006. The Company believes that this acquisition is in line with its long-term strategy and will fit well in the Company’s folding carton segment’s operations. The Company allocated $3.2 million of the purchase price to current assets, $8.8 million to fixed assets and $900 thousand to current liabilities. There was no goodwill or other intangible asset associated with this acquisition.

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

Hunt Valley Corrugated Plant — Divestiture

In December 2005, the Company completed the sale of its corrugated box plant located in Hunt Valley, Maryland to Green Bay Packaging, Inc. for $16.8 million, of which $15.1 million was received on December 30, 2005. Of the total purchase price, $11.0 million was held in escrow in order to effect a like-kind tax exchange for the acquisition of Carolina Carton. This $11.0 million was classified as restricted cash as of December 31, 2005. The remaining $1.7 million of the purchase price was received in January 2006 upon final calculations of working capital. Since this facility was the only corrugated operation within the folding carton segment, and has clearly distinguishable cash flows operationally and for financial reporting purposes, its results are reported as a component of discontinued operations. The Company recorded a $3.3 million impairment loss at December 31, 2005 associated with this divestiture which was recorded in discontinued operations.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

These mills generated sales of $52.1 million and $ 80.1 million and losses from operations of $22.3 million and $101.8 million during the years ended December 31, 2006 and 2005, respectively. These losses included restructuring and impairment costs of $16.9 million and $84.9 million during the years ended December 31, 2006 and 2005, respectively.

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

Composite Container and Plastic Businesses — Divestiture

On October 2, 2007, the Company completed the sale of its composite container and plastics businesses to the Sonoco Products Company for a net purchase price of approximately $20.2 million. These businesses were a component of the tube, core and composite container segment and consisted of six facilities located in Covington, Georgia; Orrville, Ohio; St. Paris, Ohio; Stevens Point, Wisconsin; New Smyrna Beach, Florida and Union, South Carolina. The Company recorded a loss of approximately $10.3 million associated with this divestiture which is recorded in restructuring and impairment costs of discontinued operations. Included in this amount is the write-off of approximately $5.0 million of related goodwill.

4. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2006 and 2007 (in thousands):

	Paperboard	Recovered Fiber	Carton and Custom Packaging	Tube and Core	Total
Balance as of December 31, 2005	$68,396	$3,777	$—	$57,102	$129,275
Disposal of partition operations	—	—	—	(1,701)	(1,701)

Balance as of December 31, 2006	68,396	3,777	—	55,401	127,574
Disposal of composite container and plastics operations	—	—	—	(5,032)	(5,032)

Balance as of December 31, 2007	$68,396	$3,777	—	$50,369	$122,542

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

In February 2006, the Company recognized a $1.7 million disposal of goodwill in the tube and core segment related to the divesture of the segment’s partition operations. In September 2007, the Company recognized a $5.0 million disposal of goodwill in the tube and core segment related to the divestiture of the segment’s composite container and plastics businesses. These impairments were also recorded in discontinued operations.

Intangible Assets

As of December 31, 2007 and 2006, the Company had an intangible asset of $5.0 million (net of $3.0 million of accumulated amortization) and $5.5 million (net of $2.5 million of accumulated amortization) respectively, which is classified with other assets. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $511 thousand, $521 thousand and $568 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2008	$511
2009	511
2010	511
2011	511
2012	511

Five year total	$2,555

5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit from the Company’s coated recycled paperboard business, the specialty packaging division and the partition operations. The coated recycled paperboard business is a component of the paperboard segment and consisted of three paperboard mills located in Rittman, Ohio; Versailles, Connecticut; and Tama, Iowa. The specialty packaging division was a component of the folding carton segment and, at such time, consisted of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations were a component of the tube, core and composite container segment and consisted of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company initially made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses.

In its 2005 financial statements, the Company included the results of operations of the coated recycled paperboard business, the specialty packaging division, the partition operations and the Hunt Valley corrugated operation as discontinued operations in the consolidated statements of operations for all periods presented.

As discussed in Note 3 above, the Company sold its Hunt Valley Corrugated operation in December 2005. This operation was the only corrugated operation within the folding carton segment and was a component of that segment. Also, as discussed in Note 3, the Company completed the sale of its partition business in February 2006. The Company sold the Sprague mill and coating components of the Rittman mill in July and August 2006, respectively, and concluded the sale of its Specialty Packaging Division during December 2006.

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

December 31, 2007, 2006 and 2005

recognize depreciation expense for the period the Tama mill was classified as held for sale. The Company sold the Sprague mill and the coating components of the Rittman mill in July and August of 2006, respectively.

On October 2, 2007, the Company completed the sale of its composite container and plastics businesses to the Sonoco Products Company for a net purchase price of approximately $20.2 million. These businesses were a component of the tube, core and composite container segment and consisted of six facilities located in Covington, Georgia; Orrville, Ohio; St. Paris, Ohio; Stevens Point, Wisconsin; New Smyrna Beach, Florida and Union, South Carolina.

For all periods presented in the accompanying consolidated statements of operations, discontinued operations include the results of operations and losses associated with the divestitures of the specialty packaging division, the partition operations, the Hunt Valley corrugated division and the composite container and plastics businesses.

Operating Results Data

The following table shows the results of discontinued operations for the three years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005
Sales	$41,622	$86,070	$163,079
Cost of sales	38,244	79,479	148,340
Selling, general and administrative expenses	2,344	8,377	14,194
Restructuring and other impairment costs	9,255	5,053	11,233

Loss from operations	(8,221)	(6,839)	(10,688)
Other (income) expense, net	—	30	(577)

Loss from operations before benefit from income taxes	(8,221)	(6,809)	(11,265)
Benefit for income taxes	1,323	2,297	2,655

Loss from discontinued operations	$(6,898)	$(4,512)	$(8,610)

During 2007, the Company recorded pre-tax impairment charges of approximately $9.3 million in the results of discontinued operations. These impairment charges were related to the property, plant and equipment of the composite container and plastics operations. During 2006, the Company recorded pre-tax impairment charges of approximately $5.1 million in the results of discontinued operations. Of this amount, approximately $2.9 million was impairment related to the property, plant and equipment of the special packaging division, and $1.9 million was related to the property, plant and equipment of the Company’s partition business. In December 2005, the Company recorded pre-tax impairment charges of approximately $11.2 million in the results of discontinued operations. Of this amount, approximately $8.1 million was related to the property, plant and equipment associated with the Company’s specialty packaging division, and approximately $3.0 million was related to restructuring and impairment charges associated with the sale of the Company’s Hunt Valley corrugated facility.

Assets Held for Sale and Related Liabilities — Discontinued Operations

At December 31, 2006, there were no assets held for sale related to discontinued operations. In 2006, all previously discontinued operations were sold with the exception of the Tama, Iowa mill which was reclassified to property, plant and equipment. At December 31, 2007, assets held for sale related to discontinued operations were $96,000 and consisted solely of property, plant and equipment.

6. Equity Interest in Unconsolidated Affiliates

Standard Gypsum

From April 1, 1996 to January 17, 2006, the Company owned a 50% interest in a limited partnership, Standard Gypsum. Standard Gypsum owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. During such time Standard Gypsum was operated as a joint venture and was managed

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

by Temple-Inland, Inc., (“Temple Inland”) which also owned 50% of the joint venture. The Company accounted for its interest in Standard Gypsum under the equity method of accounting. The Company’s equity interest in the earnings of Standard Gypsum for the year ended December 31, 2005 was $28.6 million. The Company received distributions based on its equity interest in Standard Gypsum of $26.5 million in 2005.

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

The Company received $4.0 million, $8.0 million and $13.0 million in cash distributions from Premier Boxboard in 2007, 2006 and 2005, respectively. The Company’s equity interest in the earnings of Premier Boxboard for 2007, 2006 and 2005 was approximately $1.8 million, $5.6 million and $8.4 million in earnings, respectively.

In addition to the general default risks discussed above with respect to the joint ventures, a substantial portion of the assets of Premier Boxboard are pledged as security for $50.0 million in outstanding principal amount of Senior Notes under which Premier Boxboard is the obligor. These notes are guaranteed by Temple-Inland, but are not guaranteed by the Company. In the event of default under these notes, the holders would also have recourse to the assets of Premier Boxboard that are pledged to secure these notes. Thus, any resulting default under these notes could result in the assets of Premier Boxboard being utilized to satisfy creditor claims, which would have a material adverse effect on the financial condition and operations of Premier Boxboard and, accordingly, the Company’s interest in Premier Boxboard. As of December 31, 2007, Premier Boxboard was in compliance with its debt covenants.

Summarized financial information for Premier Boxboard at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows (in thousands):

	2007	2006
Current assets	$19,571	$15,254
Noncurrent assets	121,943	128,561
Current liabilities	12,761	10,552
Long-term liabilities	501	605
Long-term debt	50,000	50,000
Net assets	78,252	82,658

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

	2007	2006	2005
Sales	$128,721	$118,495	$122,063
Gross profit	18,470	32,560	36,436
Operating income	7,338	15,035	20,909
Net income	3,517	11,049	16,873

Additional contingencies relating to the Premier Boxboard joint venture that could affect liquidity include possible additional capital contributions and buy-sell triggers which, under certain circumstances, give the Company and the joint venture partner either the right, or the obligation, to purchase the other’s interest or to sell an interest to the other. The Company is required, to the extent necessary, to make additional capital contributions to enable the joint venture to meet existing obligations. Under the Premier Boxboard joint venture agreement, in general, buy-sell rights are triggered upon the occurrence of involuntary transfers, and in the event of change of control, actual or imminent, of Temple-Inland or its subsidiaries or in the event of a deadlock, as defined in the joint venture agreement. The buy-sell provisions are structured such that the Company is contemplated to be the purchaser in the event of any voluntary transfer of membership interest.

7. Senior Credit Facility and Long-Term Debt

At December 31, 2007 and 2006 total long-term debt consisted of the following (in thousands):

	2007	2006
Senior Credit Facility	$30,387	$36,111
7 3/8% Senior Notes	189,750	189,750
7 1/4% Senior Notes	29,000	29,000
Other notes payable (1)	8,200	8,200
Realized interest rate swap gains (2)	1,505	2,861

Total debt	258,842	265,922
Less current maturities	(5,830)	(5,830)

Total long-term debt	$253,012	$260,092

(1)	In accordance with the Sprague sales agreement, which was executed during 2006, industrial revenue bonds (the Sprague bonds) were retained by the Company and, therefore, have been included in the schedule above as of December 31, 2007 and 2006.
(2)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at December 31, 2007 maturing during the next five years and thereafter is as follows (in thousands):

2008	$5,830
2009	198,374
2010	33,548
2011	12,890
2012	3,500
Thereafter	4,700

Total debt	$258,842

Senior Credit Facility

On March 30, 2006, the Company amended its Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

million to $100.0 million in October 2006. On May 14, 2007, the Company amended its Senior Credit Facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At December 31, 2007, the Company had $20.0 million outstanding under the five-year term loan and $10.3 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $31.3 million at December 31, 2007. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at December 31, 2007 were 7.25% and 7.26% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, the Company must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million “Minimum Availability Reserve” would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, the Company would not meet the fixed charge coverage ratio and, therefore, does not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

On May 22, 2007, the Company purchased additional units in its PaperLink, LLC (“PaperLink”) unconsolidated affiliate, which increased the Company’s membership interest to greater than fifty percent. The Company failed to timely pledge the assets of PaperLink as a co-borrower or guarantor of the Company’s debt (which debt includes the Company’s Senior Credit Facility and Senior Notes). The Company subsequently determined that this failure was a technical violation of the debt covenants of both the Company’s Senior Credit Facility and it’s Senior Notes, which require — within a specified time period — that the Company pledge the assets of any affiliate in which its membership interest exceeds fifty percent. Upon determination, the Company decreased its membership interest in PaperLink to forty-nine percent. The Company notified the administrative agent for its Senior Credit Facility and the Trustee which administers it Senior Notes of the technical and inadvertent violation. On June 29, 2007, the bank group that holds the Company’s Senior Credit Facility consented to and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

waived any defaults regarding the Company’s violation. The Company does not expect any adverse impact from notification to the Trustee. The Company was in compliance with the Senior Credit Facility covenants as of December 31, 2007.

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

Under the provisions of SFAS No. 133, the Company designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The Company has no interest rate swaps or related liabilities at December 31, 2007 or 2006.

8. Commitments and Contingencies

Leases

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Minimum rentals	$12,164	$14,589	$16,056
Contingent rentals	846	660	1,073

Total	$13,010	$15,249	$17,129

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007 (in thousands):

2008	$10,269
2009	8,120
2010	6,140
2011	4,989
2012	4,051
Thereafter	5,499

Total	$39,068

Litigation

The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations or cash flows.

Environmental

The Company is subject to various environmental and pollution control laws and regulations in all jurisdictions in which it operates. Concerning environmental obligations, the Company records any liabilities and discloses the required information in accordance with SFAS No. 5 “Accounting for Contingencies.” The Company has identified environmental contamination at one of its closed facilities that may require remediation. The Company currently does not have sufficient information available to assess the extent to which remediation will be required or to reasonably estimate the full extent of the Company’s potential obligation. For this location, management has used the best information available at this time and the recognition of any additional obligation will be based on further studies. The Company will continue to monitor the developments at this facility.

9. (Loss) Income Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	For the Years Ended December 31,
	2007	2006	2005
(Loss) income from continuing operations	$(17,618)	$51,844	$(94,776)

Weighted average number of common shares outstanding-basic	28,621	28,575	28,774
Common share equivalents	—	32	—

Weighted average number of common shares outstanding-diluted	28,621	28,607	28,774

(Loss) income per common share-basic	$(0.62)	$1.82	$(3.29)

(Loss) income per common share-diluted	$(0.62)	$1.82	$(3.29)

Since the years ended 2007 and 2005 were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares. The number of options that were not included in the computation of diluted weighted average shares for the years ended 2007, 2006 and 2005 because they were antidilutive were, 2,090,645, 1,364,350 and 1,113,187, respectively.

10. Stock-Based Compensation

Director Equity Plan

The Company’s Board of Directors participates in a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) are paid a portion of their fees in the Company’s common stock.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

Incentive Stock Option and Bonus Plans

During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan were subject to four-year and five-year respective vesting periods. The options expire after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. No compensation expense was recorded in 2007, 2006, or 2005 related to this plan.

During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management could receive the right to acquire one share of non-vested stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provided for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Non-vested stock and options awarded under the 1998 Plan are subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. The plan expired in 2003 and, therefore, no more options will be granted under this plan. The Company issued no shares of non-vested stock in 2007, 2006 and 2005. The Company recorded approximately $0, $45 thousand, and $22 thousand of compensation expense related to non-vested stock under this plan during 2007, 2006 and 2005, respectively.

Long-Term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards, non-vested Restricted Performance Awards, or a combination of any or all of the various awards, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Company stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Restricted Service Awards issued by the Company will vest 50% two years from the date of grant and one hundred percent three years from the date of grant. The Restricted Performance Awards vest based on the achievement of a three-year cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial objective. In May 2003 the Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted 3,000 options annually.

During the year ended December 31, 2007, 2006 and 2005, the Company granted 466 thousand options, 250 thousand options and 32 thousand options. The weighted average grant-date fair value for options granted during years ended December 31, 2007, 2006 and 2005 was $3.99, $5.81 and $5.85, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0 thousand, $3 thousand and $8 thousand, respectively. The

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Company recorded approximately $440 thousand of compensation expense for stock options for the year ended December 31, 2007. As of December 31, 2007, there was $1.3 million of total unrecognized compensation costs related to non-vested stock options. This cost is expected to be recognized over a period of 2.7 years. The Company amortizes this cost using the straight line method.

During the year ended December 31, 2007, 2006 and 2005, the Company issued non-vested stock of 362 thousand shares, 282 thousand shares and 2 thousand shares. The weighted average grant-date fair value for non-vested stock granted during years ended December 31, 2007, 2006 and 2005 was $3.98, $10.09 and $13.38, respectively. The total fair value of non-vested stock vested during the years ended December 31, 2007, 2006 and 2005 was approximately $0 thousand, $8 thousand and $181 thousand. The Company recorded approximately $0.9 million, $1.1 million and $0.8 million of compensation expense during the twelve months ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, there was $4.4 million of total unrecognized compensation cost related to non-vested stock. The unrecognized cost is expected to be expensed over a weighted-average period of 3.8 years unless specific stock price targets are achieved, at which time the PARS will vest and be expensed during the period the targets are achieved.

Total compensation expense for non-vested stock and stock options for the twelve months ended December 31, 2007, 2006 and 2005 included in the Company’s results from operations was $1.3 million, $1.8 million and $0.8 million, respectively.

The following table summarizes the stock option activity during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2006	1,701,712	$16.30
Granted	466,130	3.99
Forfeited or expired	(74,197)	16.07
Exercised	(3,000)	7.05

Outstanding at December 31, 2007	2,090,645	$13.58	5.5	$—

Vested and expected to vest as of December 31, 2007	2,044,307	$13.74	5.4	$—

Options exercisable as of December 31, 2007	1,488,777	$16.76	3.9	$—

(1)	These amounts represent the difference between the exercise price and $3.09, the closing price of Caraustar stock on December 31, 2007 (the closing price closest to the last day of the quarter) as reported on the Nasdaq Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s non-vested restricted shares as of December 31, 2007, and changes during the twelve months ended December 31, 2007, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2006	489,994	$13.21
Granted	362,200	3.98
Vested	—	—
Forfeited or expired	(20,255)	10.44

Non-vested at December 31, 2007	831,939	$9.26

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Results for the year ended December 31, 2005 have not been restated to reflect compensation expense for employee stock options. Had compensation expense for employee stock options been determined based on the fair value at the grant date consistent with SFAS 123, the Company’s net income and earnings per share amounts for the year ended December 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

2005
Net loss:
As reported	$(103,386)
Share-based employee compensation cost, net of related tax effects, included in net loss, as reported	527
Share-based employee compensation cost, net of related tax effects, under SFAS 123	(2,346)

Pro forma net loss, under SFAS 123	$(105,205)

Net loss available to common stockholders per share, as reported:
Basic	$(3.59)
Diluted	$(3.59)
Pro forma net loss per share, under SFAS 123:
Basic	$(3.66)
Diluted	$(3.66)

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate	3.78% — 4.60%	4.45% — 4.65%	4.34% — 4.49%
Expected dividend yield	0%	0%	0%
Expected option lives	8 years	8 years	8 years
Expected volatility	47% — 49%	44% — 46%	41 — 43%

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

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit Pension Plan. The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. The Company made contributions to the Pension Plan of $11.9 million, $0, and $13.1 million in the twelve month periods ended December 31, 2007, 2006 and 2005, respectively. Based on estimates at December 31, 2007, the Company will make contributions of approximately $9.4 million during calendar year 2008.

In September 2004, the Company announced the suspension of any further pension benefits for certain employees covered by the defined benefit pension plan. The suspension was effective December 31, 2004 and froze the accrued pension benefits for

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

employees not subject to a collective bargaining agreement and employees that do not qualify for continued benefits based on years of service and age requirements. The impact of the curtailment on the Company’s pension liability and 2004 pension expense was a reduction in the projected benefit obligation of $3.9 million and an increase in expense of approximately $97 thousand.

Certain executives participate in a SERP which provides retirement benefits to participants based on average compensation and years of credited service. Certain executives were given credited service for prior industry services. The SERP is unfunded at December 31, 2007 and 2006. The Company made contributions of $278 thousand in 2007, $420 thousand in 2006 and no contributions in 2005. The Company expects to make contributions of $511 thousand in 2008.

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	SERP			Pension Plan
	2007	2006	2005	2007	2006	2005
Service cost of benefits earned	$363	$330	$280	$2,517	$2,666	$3,060
Interest cost on projected benefit obligation	561	521	423	7,471	6,973	6,764
Settlement and curtailment	—	—	—	195	108	684
Expected return on plan assets	—	—	—	(7,808)	(7,171)	(6,412)
Amortization of prior service cost	86	83	83	263	311	394
Amortization of net loss	118	139	49	2,705	4,398	4,568
Amortization of transition obligation	114	114	114	—	—	—

Net pension expense	$1,242	$1,187	$949	$5,343	$7,285	$9,058

Total net pension expense for 2008 is estimated to be $1.2 million for the SERP and $3.9 million for the Pension Plan. The following amounts in accumulated other comprehensive income are expected to be recognized as components of the 2008 net pension expense:

	SERP	Pension Plan
Estimated actuarial loss	$55	$2,180
Prior service cost	86	220
Transition obligation	114	—

Below is a summary of benefits for the Pension and SERP plans that the Company expects to pay over the next ten years (in thousands):

Years	SERP	Pension Plan
2008	$511	$5,891
2009	462	6,336
2010	462	6,668
2011	695	6,964
2012	783	7,664
2013-2017	4,289	44,868

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The table below presents various obligation, plan asset and financial statement information for the Pension Plan and the SERP as of the Company’s measurement date, December 31, 2007 and 2006 (in thousands):

	SERP		Pension Plan
	2007	2006	2007	2006
Change in benefit obligation:
Projected benefit obligation at end of prior year	$9,624	$9,096	$122,507	$124,473
Service cost	363	330	2,517	2,666
Interest cost	562	521	7,471	6,973
Actuarial (Gain) loss	(481)	42	148	(6,165)
Curtailment	—	—	(60)	(83)
Plan amendments	(25)	55	225	356
Benefits paid	(278)	(420)	(7,361)	(5,713)

Projected benefit obligation at end of year	$9,765	$9,624	$125,447	$122,507

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$93,014	$86,858
Actual return on plan assets	—	—	9,202	11,869
Employer contributions	278	420	11,881	—
Benefits paid	(278)	(420)	(7,361)	(5,713)

Fair value of plan assets at end of year	$—	$—	$106,736	$93,014

Funded status of the plans:
Ending funded status	$(9,765)	$(9,624)	$(18,711)	$(29,493)
Unrecognized transition obligation	N/A	N/A	N/A	N/A
Unrecognized prior service cost	N/A	N/A	N/A	N/A
Unrecognized net actuarial loss	N/A	N/A	N/A	N/A

Net amount recognized	$(9,765)	$(9,624)	$(18,711)	$(29,493)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(9,765)	$(9,624)	$(18,711)	$(29,493)
Intangible asset	N/A	N/A	N/A	N/A
Deferred tax asset	N/A	N/A	N/A	N/A
Accumulated other comprehensive loss	N/A	N/A	N/A	N/A

Net amount recognized	$(9,765)	$(9,624)	$(18,711)	$(29,493)

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$9,765	$9,624	$125,447	$122,507
Accumulated benefit obligation	7,470	6,762	124,179	120,765
Plan assets	—	—	106,737	93,014

Amounts in accumulated other comprehensive loss net of tax:
Transition obligation	$455	$353	$—	$—
Prior service cost	792	559	1,217	900
Net actuarial loss	1,628	1,381	30,511	21,469

Total	$2,875	$2,293	$31,728	$22,369

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The determination of the Company’s pension expense and benefit obligation is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions used to determine the projected benefit obligations as of December 31, 2007 and 2006:

	SERP		Pension Plan
	2007	2006	2007	2006
Weighted average discount rate	6.10%	5.85%	6.30%	6.05%
Weighted average rate of compensation increase	4.00%	4.00%	3.00%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended December 31, 2007, 2006 and 2005:

	SERP			Pension Plan
	2007	2006	2005	2007	2006	2005
Weighted average discount rate	5.85%	5.75%	5.75%	6.14%	5.75%	5.75%
Weighted average expected rate of return on plan assets	N/A	N/A	N/A	8.00%	8.50%	8.50%
Weighted average rate of compensation increase	4.00%	4.00%	3.00%	3.00%	3.00%	3.00%

In developing the weighted average discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis was 6.30% and 6.05% at December 31, 2007 and December 31, 2006. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from the Company’s actuaries, the Company concluded that a discount rate of 6.30% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related current and former participating employees in the Company’s pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2007, projected benefit obligation of approximately $3.9 million and would change estimated 2008 net pension expense by approximately $420 thousand.

In developing the Company’s weighted average expected rate of return on plan assets, the Company evaluated such criteria as return expectations by asset class, historical returns by asset class and long-term inflation assumptions. The Company’s expected weighted average rate of return was based on an asset allocation assumption of 58% equity, 36% fixed income and a 6% investment in a portfolio of hedge funds. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. The Company concluded that the expected weighted average rates of return of 8.0% and 8.5% for the years ended December 31, 2007 and December 31, 2006, respectively, were appropriate.

A 0.25% change in the weighted average expected rate of return would change estimated 2008 net pension expense by $274 thousand.

The Company’s pension plan weighted-average asset allocations as of December 31, 2007 and 2006, respectively, were as follows:

	2007	2006
Large capitalization U.S. equity	29%	29%
Small capitalization U.S. equity	9%	10%
International equity	20%	13%

Total equity	58%	52%

Portfolio of hedge funds	6%	18%

Short term fixed	—	5%
Fixed income (intermediate-term maturities)	36%	25%

Total fixed income	36%	30%

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The Company’s investment policy includes the following objectives:

•	Provide a long-term investment return greater than the actuarial assumptions.
•	Maximize investment return commensurate with appropriate levels of risk.
•	Comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

The Company’s policy is to allocate Pension Plan funds based on percentages for each major asset category as follows:

Large capitalization U.S. equity	30%
Small capitalization U.S. equity	10%
International equity	20%

Total equity	60%

Portfolio of hedge funds	5%

Short-term fixed	—
Fixed income (intermediate-term maturities)	35%

Total fixed income	35%

The Company’s actual investment allocation at December 31, 2007 approximates the policy above.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 158.

Net periodic postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 included the following components (in thousands):

	2007	2006	2005
Service cost of benefits earned	$23	$33	$37
Interest cost on accumulated postretirement benefit obligation	297	354	359
Amortization	70	184	107

Net periodic postretirement benefit cost	$390	$571	$503

Postretirement benefits totaling $300 thousand, $151 thousand and $407 thousand were paid during 2007, 2006 and 2005, respectively. Contributions of $407 thousand are estimated for 2008.

Below is a summary of post retirement benefits that the Company expects to pay over the next ten years (in thousands):

Years	Post Retirement Benefits
2008	$407
2009	437
2010	445
2011	434
2012	399
2013-2017	1,990

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The accrued postretirement benefit cost as of December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Change in benefit obligation:
Projected benefit obligation at end of prior year	$6,271	$6,317
Service cost	23	33
Interest cost	297	354
Actuarial (gain) loss	(1,215)	(129)
Amendments	(66)	(153)
Benefits paid	(302)	(151)

Projected benefit obligation at end of year	$5,008	$6,271

Funded status	$(5,008)	$(6,271)
Unrecognized prior service cost	N/A	N/A
Unrecognized net actuarial loss	N/A	N/A

Net amount recognized in balance sheet	$(5,008)	$(6,271)

Amounts in accumulated other comprehensive loss:
Prior service cost	$(746)	$(518)
Net actuarial loss	2,514	2,453

Total	$1,768	$1,935

The accumulated postretirement benefit obligations at December 31, 2007 and 2006 were determined using a weighted average discount rate of 6.10% and 5.90%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 7.0% in 2008 decreasing to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $507 thousand and $438, respectively, and this would have increased or decreased net periodic postretirement benefit cost by approximately $33 thousand and $28 thousand, respectively, for the year ended December 31, 2007.

401(k) Retirement Savings Plan

The Company sponsors and maintains a 401(k) retirement savings plan that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. During 2004, the Company matched 50% of contributions up to a maximum of 6% of compensation as defined by the 401(k) Plan. During 2006 and 2007, the 401(k) plan matched 100% of contributions up to 3% of an employee’s salary and 50% of all contributions that are greater than 3% of the employee’s salary but less than or equal to 5% of an employee’s salary. In addition and pursuant to the Company’s defined contribution plan effective January 1, 2005, the Company will make an additional contribution to all non-union employees 401(k) accounts based upon the employee’s years of service ranging from 1% for employees with less than 5 years of service up to 4% for employees with 25 or more years of service. During the years ended December 31, 2007, 2006, and 2005, the Company recorded matching expense of approximately $5.1 million, $5.4 million, and $5.7 million, respectively, related to the 401(k) Plan.

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

As a result of implementing FIN 48, the Company recognized a net increase of $3.1 million in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. As of December 31, 2007 and January 1, 2007, the total amount of unrecognized tax benefits was $13.8 million and $13.3 million, respectively, of which $4.6 million and $4.5 million, respectively, would affect the effective tax rate if recognized. The difference between the gross

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

amount of unrecognized tax benefits and the portion that would affect the annual effective tax rate is attributable to items that would be offset by an existing valuation allowance and the federal benefit related to state tax items. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,267
Additions based on tax positions related to the current year	689
Additions for tax positions of prior years	174
Reductions for tax positions of prior years	(372)

Balance at December 31, 2007	$13,758

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $566 thousand and $667 thousand, respectively. As of December 31, 2007, we do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include 2003 through 2006. For state purposes, the years that remain subject to examination by state authorities include tax years 2000 through 2006. The Company is currently under audit by the State of Illinois for tax years 2003 through 2005 and the State of New York for tax years 2001 through 2003. No material adjustments are expected to result from either audit.

The (benefit) provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$32	$1,600	$—
State	56	226	695
Foreign	373	159	—

	461	1,985	695
Deferred	(10,496)	23,702	(32,951)

	$(10,035)	$25,687	$(32,256)

Income tax expense (benefit) is included in accompanying consolidated statement of operations as follows:

	2007	2006	2005
Continuing operations
Current federal and state	$461	$2,175	$695
Deferred federal and state	(9,173)	25,459	(30,417)

Tax (benefit) expense	(8,712)	27,634	(29,722)

Discontinued operations
Current federal and state	—	(190)	—
Deferred federal and state	(1,323)	(1,757)	(2,534)

Tax (benefit) expense	(1,323)	(1,947)	(2,534)

Total income tax (benefit) expense	$(10,035)	$25,687	$(32,256)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The effective tax rate on income (loss) from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	2007	2006	2005
Federal	35.0%	35.0%	35.0%
State taxes, net federal benefit	(0.4)%	(0.7)%	(1.4)%
Non-deductible impaired goodwill	—	—	(9.5)%
Other	(1.5)%	0.7%	(0.3)%

Effective tax rate	33.1%	35.0%	23.8%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Deferred income tax assets:
Deferred employee benefits	$207	$240
Postretirement benefits other than pension	3,147	3,835
Post employment benefits	10,550	14,666
Account receivable	1,379	890
Insurance	2,056	2,423
Tax loss carryforwards and credits	27,090	25,132
Inventories	1,533	1,703
Other	5,358	2,478

Total deferred income tax assets	51,320	51,367

Deferred income tax liabilities — depreciation and amortization	(68,961)	(68,260)

Valuation allowance	(10,600)	(17,150)

Net deferred tax liability	$(28,241)	$(34,043)

Amounts recognized in balance sheet:
Current deferred tax assets	$5,841	$9,272
Long term deferred tax liabilities	(34,082)	(43,315)

Net deferred tax liability	$(28,241)	$(34,043)

The tax effect of the Company’s federal net operating losses was $14.1 million and $1.5 million at December 31, 2007 and December 31, 2006, respectively. These federal net operating losses will start to expire in varying amounts in 2025. The tax effect of the Company’s state net operating losses was $21.4 and $20.7 million at December 31, 2007 and 2006, respectively, and these losses will expire in varying amounts between 2007 and 2027. The Company has a valuation allowance related to state losses of $9.8 million at December 31, 2007, which decreased by $6.0 million from $15.8 million at December 31, 2006, for estimated future impairment related to the state net operating losses. The Company also has state tax credit carryforwards of approximately $0.8 million and $1.3 million at December 31, 2007 and 2006, respectively, which will expire in varying amounts between 2007 and 2020. The Company has a valuation allowance related to state tax credits of $0.8 million and $1.3 million at December 31, 2007 and 2006, respectively for estimated future impairment related to the state tax credit carryforwards.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

13. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Sales	$219,425	$221,248	$209,631	$203,915
Cost of sales	193,296	191,365	180,638	182,481
(Loss) income from continuing operations before income taxes and minority interest	(12,650)	(4,174)	1,760	(11,266)
Income (loss) from discontinued operations before income taxes	416	333	(9,539)	569
Net loss	(8,944)	(2,308)	(6,490)	(6,774)
Diluted loss per common share	$(0.32)	$(0.08)	$(0.22)	$(0.24)
2006
Sales	$247,592	$247,683	$234,736	$203,033
Cost of sales	211,772	210,130	200,930	178,519
Income (loss) from continuing operations before income taxes and minority interest	126,786	(24,190)	(4,461)	(18,205)
(Loss) from discontinued operations before income taxes	(2,234)	(18)	(2,201)	(2,356)
Net income (loss)	80,652	(15,756)	(5,072)	(12,492)
Diluted income (loss) per common share	$2.82	$(0.55)	$(0.18)	$(0.44)

The Company classified the results of operations of its composite container and plastics business from continuing operations to discontinued operations during 2007 for all periods presented.

14. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and one facility that manufactures clay-coated recycled paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube and core segment is principally made up of facilities that produce spiral and convolute-wound tubes and cores. The folding carton segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 7.0%, 6.7% and 7.1% of the Company’s sales for 2007, 2006 and 2005, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The following table presents certain business segment information as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Sales (aggregate):
Paperboard	$354,416	$433,795	$465,701
Recovered fiber	234,797	204,336	168,759
Tube and core	297,584	315,604	316,525
Folding carton	214,630	236,111	229,868

Total	$1,101,427	$1,189,846	$1,180,853

Sales (intersegment):
Paperboard	$147,658	$163,780	$187,046
Recovered fiber	94,624	87,000	82,579
Tube and core	4,147	5,073	4,677
Folding carton	779	949	840

Total	$247,208	$256,802	$275,142

Sales (external customers):
Paperboard	$206,758	$270,015	$278,655
Recovered fiber	140,173	117,336	86,180
Tube and core	293,437	310,531	311,848
Folding carton	213,851	235,162	229,028

Total	$854,219	$933,044	$905,711

(Loss) income from operations:
Paperboard (A)	$(1,453)	$(10,948)	$(70,102)
Recovered fiber (B)	6,454	4,381	253
Tube and core (C)	9,473	6,994	7,044
Folding carton (D)	2,065	(4,329)	(36,812)

	16,539	(3,902)	(99,617)
Corporate expense	(26,476)	(24,724)	(23,281)

(Loss) income from operations	(9,937)	(28,626)	(122,898)
Interest expense	(18,760)	(25,913)	(41,961)
Interest income	208	3,829	2,629
Equity in income of unconsolidated affiliates	1,770	5,613	37,043
Gain on sale of interest in unconsolidated affiliates	19	135,247	—
Loss on redemption of senior subordinated notes	—	(10,272)	—
Other, net	370	52	537

(Loss) income before income taxes and minority interest	(26,330)	79,930	(124,650)
Benefit (provision) for income taxes	8,712	(27,984)	29,601
Minority interest in (income) losses	—	(102)	273

(Loss) income from continuing operations	$(17,618)	$51,844	$(94,776)

Identifiable assets:
Paperboard	$139,189	$138,176	$122,250
Recovered fiber	28,071	25,585	24,969
Tube and core	97,957	123,222	137,190
Folding carton	111,639	129,112	134,372
Corporate	195,068	208,180	363,686
Discontinued operations	96	—	76,665

Total	$572,020	$624,275	$859,132

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

	2007	2006	2005
Depreciation and amortization:
Paperboard	$6,621	$8,024	$12,861
Recovered fiber	822	773	728
Tube and core	4,030	5,435	5,361
Folding carton	6,849	9,053	6,738
Corporate	1,585	886	2,094
Discontinued operations	—	—	711

Total	$19,907	$24,171	$28,493

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$9,459	$14,880	$11,945
Recovered fiber	1,635	878	911
Tube and core	4,675	1,546	3,387
Folding carton	6,276	7,350	2,693
Corporate	4,556	13,216	4,743
Discontinued operations	—	299	593

Total	$26,601	$38,169	$24,272

(A)	Results for 2007, 2006 and 2005 include charges to operations for restructuring and impairment costs of $12.0 million, $29.5 million and $83.3 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the paperboard segment.
(B)	Results for 2007, 2006 and 2005 include (credits) and charges recorded to operations for restructuring and impairment costs of ($50) thousand, ($39) thousand and $20 thousand, respectively, related to closing and consolidating operations and impairment of fixed assets in the recovered fiber segment.
(C)	Results for 2007, 2006 and 2005 include (credits) and charges recorded to operations for restructuring and impairment costs of ($1.1) million, $4.3 million and $1.3 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the tube and core segment.
(D)	Results for 2007, 2006 and 2005 include charges and (reversal of charges) to operations for restructuring and impairment costs of $2.3 million, $4.0 million and $40.8 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the folding carton segment. Results for 2005 also include a charge of $39.4 million for the impairment of goodwill.

15. Restructuring and Impairment Costs

2007 Restructuring Initiatives

In January 2007, the Company announced the permanent closure of its Lafayette paperboard mill located in Lafayette, Indiana. The mill ceased production in January 2007. For the year ended December 31, 2007, the Company recorded charges of $1.7 million for severance and other termination benefits and $1.9 million for other exit costs. The Company paid $835 thousand of severance and other termination benefits and $1.9 million for other exit costs, leaving an accrual balance of $833 thousand for severance and other termination benefits as of December 31, 2007. The Company also recorded $904 thousand of additional impairment related to fixed assets. The Company expects to incur additional charges of $177 thousand related to other exit costs. This plan will be complete upon the sale of the real estate, which the Company is currently marketing.

In January 2007, the Company announced the permanent closure of its Amarillo, Texas tube and core facility. The facility ceased production in July 2007. For the year ended December 31, 2007, the Company recorded charges of $85 thousand for severance and other termination benefits and $142 thousand for other exit costs. The Company paid $85 thousand of severance and other termination benefits and $142 thousand in other exit costs, leaving no accrual balance as of December 31, 2007. The Company expects to incur additional charges of $77 thousand of other exit costs. This facility is leased and the plan will be complete once the Company has vacated the leased facility and settled the lease obligation.

In January 2007, the Company announced the permanent closure of its Leyland, England tube and core facility. The facility ceased production in April 2007. For the year ended December 31, 2007, the Company recorded charges of $354 thousand for

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

severance and other termination benefits and $61 thousand for other exit costs. The Company paid $354 thousand of severance and other termination benefits and $61 thousand in other exit costs, leaving no accrual balance as of December 31, 2007. The Company expects to incur no additional charges for this facility. This plan was essentially complete upon the sale of the location’s real estate, which the Company sold in August 2007.

Also included in the 2007 restructuring and other impairment costs was a net loss of $978 thousand for other disposals of production machinery and equipment.

2006 Restructuring Initiatives

In January 2006, the Company announced the permanent closure of its Birmingham carton plant located in Birmingham, Alabama. For the year ended December 31, 2006, the Company recorded charges of $211 thousand for severance and other termination benefits and charges of $231 thousand for other exit costs. The Company made payments for severance and other termination benefits of $211 thousand and payments for other exit costs of $175 thousand, leaving an accrual balance of $56 thousand related to a lease. To facilitate the transition of customers to other facilities, the Birmingham carton plant ceased operations at the end of the second quarter of 2006. For the year ended December 31, 2007, the Company recorded charges of $87 thousand for other exit costs. The Company made payments totaling $143 thousand for other exit costs, leaving no accrual balance as of December 31, 2007. This facility was leased and the plan has been completed now that the Company has vacated the leased facility and settled the lease obligation.

In April 2006, the Company announced the permanent closure of its Danville tube plant located in Danville, Virginia. Most of the customers of the Danville tube plant were transitioned to the Company’s other tube plants. For the year ended December 31, 2006, the Company recorded $843 thousand of severance and other termination benefits and $86 thousand of other exit costs. The Company made payments for severance and other termination benefits of $843 thousand and $86 thousand for other exit costs. There was no accrual balance as of December 31, 2006. For the year ended December 31, 2007, the Company recorded charges of $103 thousand for other exit costs. The Company made payments totaling $103 thousand for other exit costs, leaving no accrual balance as of December 31, 2007. This plan is essentially complete upon the sale of the location’s real estate, which the Company sold in November 2007.

In May 2006, the Company announced the permanent closure of its Mentor carton plant located in Mentor, Ohio. Most of the customers of the Mentor carton plant were transitioned to the Company’s other carton operations. For the year ended December 31, 2006, the Company recorded $817 thousand of severance and other termination benefits and $1.1 million of other exit costs and $50 thousand of impairment related to fix assets. The Company made payments for severance and other termination benefits of $817 thousand and payments of $1.0 million for other exit costs, leaving an accrual balance of $25 thousand for other exit costs. For the year ended December 31, 2007, the Company recorded charges of $389 thousand for other exit costs. The Company made payments totaling $394 thousand for other exit costs, leaving an accrual balance of $20 thousand as of December 31, 2007. With the sale of the real estate in the fourth quarter of 2006, this plan is complete with the exception of paying for 2 remaining leased assets and the Company does not expect to incur any additional charges related to this plan.

In 2006, the Company recorded an impairment charge of $1.3 million related to a tube and core facility located in Mexico City, Mexico, which the Company disposed of during the third quarter of 2006. For the year ended December 31, 2007 there were no costs related to this facility.

In August 2006, the Company ceased production of coated recycled paperboard at its Rittman, Ohio facility. The Company recorded and paid $1.8 million of severance and other termination benefits and $1.6 million of other exit costs; there was no accrual balance as of December 31, 2006. For the year ended December 31, 2007, the Company recorded $75 thousand of severance and other termination benefits and $5.0 million of other exit costs. The Company made payments for severance and other termination benefits of $75 thousand and payments of $2.9 million for other exit costs, leaving an accrual balance of $2.1 million for other exit costs. The Company expects to incur an additional $2.0 million of other exit costs. This plan will be complete upon the sale of the location’s real estate, which the Company is currently marketing.

In August 2006, the Company announced a plan to restructure certain functions within its tube and core segment. The restructuring will allow the Company to streamline sales and marketing efforts, consolidate and outsource certain engineering

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

costs and close duplicative administrative facilities. During the year ended December 31, 2006, the Company recorded $894 thousand of severance and other termination benefits and $216 thousand of other exit costs. The Company made payments for severance and other termination benefits of $241 thousand and other exits costs of $216 thousand, leaving an accrual balance of $653 thousand for severance and other termination benefits. During the year ended December 31, 2007, the Company recorded $269 thousand of severance and other termination benefits and $10 thousand of other exit costs. The Company made payments for severance and other termination benefits of $869 thousand and other exits costs of $10 thousand, leaving an accrual balance of $53 thousand for severance and other termination benefits. The Company expects no further charges related to this plan. The Company settled a real estate lease in December 2006 and this plan is complete.

In October 2006, the Company announced the permanent closure of its Reading paperboard mill, located in Sinking Springs, Pennsylvania. The production volume, most of which was sold internally, was transitioned to the Company’s other paperboard operations during the fourth quarter of 2006. During the year ended December 31, 2006, the Company recorded $417 thousand of severance and other termination benefits and $110 thousand of other exit costs. The Company paid $172 thousand for severance and other termination benefits and $110 thousand for other exit costs, leaving an accrual balance of $245 thousand for severance and other termination benefits. During the year ended December 31, 2007, the Company recorded $5 thousand of severance and other termination benefits and $169 thousand of other exit costs. The Company paid $5 thousand for severance and other termination benefits and $169 thousand for other exit costs, leaving an accrual balance of $245 thousand for severance and other termination benefits. The Company expects to incur additional charges of $48 thousand of other exit costs. This plan will be completed upon sale of the location’s real estate, which the Company is currently marketing.

In November 2006, the Company announced the permanent closure of its York, Pennsylvania carton facility. The Company ceased operations during the first quarter of 2007. Most of the customers of the York carton plant were transitioned to the Company’s other carton operations. During the year ended December 31, 2006, the Company recorded $205 thousand of severance and other termination benefits and paid $8 thousand of severance and other termination benefits leaving an accrual balance of $197 thousand as of December 31, 2006. During the year ended December 31, 2007, the Company recorded $260 thousand of severance and other termination benefits and $582 thousand of other exit costs. The Company paid $439 thousand for severance and other termination benefits and $582 thousand for other exit costs, leaving an accrual balance of $18 thousand for severance and other termination benefits. The Company expects to incur an additional $115 thousand of other exit costs. This plan will be complete upon sale of the location’s real estate, which the Company is currently marketing.

In December 2006, the Company announced the permanent closure of its Vacaville, California tube and core facility. The Company ceased operations during the first quarter of 2007. During the year ended December 31, 2006, the Company recorded $27 thousand of severance and other termination benefits. During the year ended December 31, 2007, the Company recorded $33 thousand of severance and other termination benefits and $102 thousand of other exit costs. The Company paid $60 thousand for severance and other termination benefits and $102 thousand for other exit costs, leaving no accrual balance as of December 31, 2007. The Company expects to incur no additional costs and this plan was essentially complete upon the settlement of a lease obligation.

In December 2006, the Company announced the permanent closure of its Grand Rapids, Michigan tube and core facility. The Company ceased operations during the second quarter of 2007. Most of the customers of the Grand Rapids tube and core facility were transitioned to the Company’s other tube and core facilities. During the year ended December 31, 2006, the Company recorded and paid $59 thousand of severance and other termination benefits. During the year ended December 31, 2007, the Company recorded and paid $52 thousand of severance and other termination benefits. The Company expects to incur no additional costs and this plan is essentially complete upon the settlement of a lease obligation.

Also included in the 2006 restructuring and other impairment costs was a net loss of $3.3 million for other disposals of production machinery and equipment.

2005 Restructuring Initiatives

In June 2005, the Company announced the permanent closure of its Palmer carton plant located in Thorndike, Massachusetts. During the year ended December 31, 2005, the Company recorded a $427 thousand charge for severance and other termination benefits and a $186 thousand charge for other exit costs. The Company paid $360 thousand for severance and

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

other termination benefits and $165 thousand for other exit costs, leaving accruals for severance and other termination benefits and other exit costs of $67 thousand and $21 thousand, respectively. During the year ended December 31, 2006, the Company paid $67 thousand of severance and other termination benefits, recorded $320 thousand of other exit costs and paid $341 thousand related to other exit costs. There was no accrual balance as of December 31, 2006. During the year ended December 31, 2007, the Company recorded and paid $73 thousand of other exit costs, leaving no accrual balance as of December 31, 2007. Substantially all of Palmer carton’s production was transferred to the Company’s other carton operations. The Company expects to incur no additional charges for this facility. This plan is essentially complete upon the sale of the location’s real estate, which the Company sold in September 2007.

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

In October 2005, the Company announced the permanent closure of its DeQuincy, Louisiana tube and core facility. During the year ended December 31, 2005, the Company recorded a $95 thousand charge for severance and other termination benefits and a $44 thousand charge for other exit costs. The Company paid $18 thousand of severance and other termination benefits and $44 thousand of other exit costs, leaving an accrual for severance and other termination benefits of $77 thousand at December 31, 2005. During the year ended December 31, 2006, the Company recorded $45 thousand of severance and other termination benefits, paid $122 thousand of severance and other termination benefits and recorded and paid $69 thousand of other exit costs. During the year ended December 31, 2007, the Company recorded and paid $81 thousand of other exit costs. Substantially all of DeQuincy’s production was transferred to the Company’s other tube and core operations. As of December 31, 2007, there was no accrual balance. The Company expects to incur approximately $55 thousand of other exit costs. This restructuring plan is essentially complete pending the sale of real estate, which the Company is currently marketing.

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

Previous Restructuring Initiatives

In connection with a restructuring plan that was initiated prior to January 1, 2004, during the year ended December 31, 2006 the Company recorded $154 thousand of impairment related to real estate, $458 thousand of severance and other termination benefits and recorded $266 thousand of other exit costs. The Company paid $331 thousand of severance and other termination benefits and $227 thousand of other exit costs, leaving an accrual balance for this initiative of $2.1 million. During the year ended December 31, 2007 the Company recorded $146 thousand of severance and other termination benefits and recorded $339 thousand of other exit costs. The Company paid $359 thousand of severance and other termination benefits and $339 thousand of other exit costs, leaving an accrual balance for this initiative of $1.9 million. The Company expects to incur an additional $148 thousand of severance and other termination benefits and an additional $317 thousand of other exit costs. This plan is essentially complete except for settlement of a pension liability and sale of real estate, which the Company is currently marketing.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2004		$3,716	$2,750	$6,466

2005 costs	$73,928	640	934	1,574	$75,502

Expenditures and adjustment		(2,093)	(2,817)	(4,910)

Liability balance, December 31, 2005		$2,263	$867	$3,130

2006 costs	$28,563	5,682	3,545	9,227	$37,790

Expenditures		(4,699)	(4,331)	(9,030)

Liability balance, December 31, 2006		$3,246	$81	$3,327

2007 costs	$978	3,425	8,780	12,205	$13,183

Expenditures		(3,273)	(6,757)	(10,030)

Liability balance, December 31, 2007		$3,398	$2,104	$5,502

(1)

Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the Statements of Operations.

The following tables summarize restructuring activities by segment for those plans initiated during 2007, 2006, 2005, 2004 and 2003, which were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands).

2003 Restructuring Initiatives:	Cost Prior to 2005	Cost in 2005	Cost in 2006	Cost in 2007	Estimated Cost to Complete Initiatives as of December 31, 2007	Total Estimated Cost of the Initiatives as of December 31, 2007
Mill Segment	$4,456	$—	$—	$—	$—	$4,456
Recovered Fiber Segment	1,023	(60)	—	—	—	963
Folding Carton Segment	10,704	382	839	485	465	12,875

	$16,183	$322	$839	$485	$465	$18,294

2004 Restructuring Initiatives:	Cost Prior to 2005	Cost in 2005	Cost in 2006	Cost in 2007	Estimated Cost to Complete Initiatives as of December 31, 2007	Total Estimated Cost of the Initiatives as of December 31, 2007
Mill Segment	$10,647	$(105)	$—	$—	$—	$10,542
Folding Carton Segment	1,645	(133)	6	—	—	1,518
Tube and Core Segment	199	—	—	—	—	199
Corporate	1,944	26	—	—	—	1,970

	$14,435	$(212)	$6	$—	$—	$14,229

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

2005 Restructuring Initiatives:	Cost in 2005	Cost in 2006	Cost in 2007	Estimated Cost to Complete Initiatives as of December 31, 2007	Total Estimated Cost of the Initiatives as of December 31, 2007
Mill Segment	$—	$—	$—	$—	$—
Tube and Core Segment	1,108	(485)	81	55	759
Folding Carton Segment	613	321	74	—	1,008

	$1,721	$(164)	$155	$55	$1,767

2006 Restructuring Initiatives:	Cost in 2006	Cost in 2007	Estimated Cost to Complete Initiatives as of December 31, 2007	Total Estimated Cost of the Initiatives as of December 31, 2007
Mill Segment	$27,798	$5,247	$2,033	$35,078
Tube and Core Segment	2,459	462	—	2,921
Folding Carton Segment	3,512	1,678	115	5,305

	$33,769	$7,387	$2,148	$43,304

2007 Restructuring Initiatives:	Cost in 2007	Estimated Cost to Complete Initiatives as of December 31, 2007	Total Estimated Cost of the Initiatives as of December 31, 2007
Mill Segment	$3,538	$177	$3,715
Tube and Core Segment	641	77	718
Folding Carton Segment	—	—	—

	$4,179	$254	$4,433

16. Disclosures About Fair Value of Financial Instruments

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of December 31, 2007 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	24,505	27,714
7 3/8% Senior Notes	170,538	192,541

	$195,043	$220,255

17. Related Party Transactions

A director of the Company’s Board of Directors is also the President and Chief Executive Officer of Printpack, Inc., a customer of the Company. The Company sold tubes and cores to Printpack, Inc. in the amounts of $5.5 million, $5.5 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The accounts receivable due from Printpack, Inc. as of December 31, 2007 and 2006, were $3 thousand and $380 thousand, respectively. The accounts payable at December 31, 2007 and 2006 were $300 and $1 thousand, respectively.

The Company sold recovered fiber in the amounts of $23.9 million, $38.4 million and $8.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, to Premier Boxboard, a 50%-owned joint venture. Accounts receivable due from Premier Boxboard were $139 thousand and $4.5 million as of December 31, 2007 and 2006, respectively. The Company

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

purchased paperboard totaling $4.7 million, $3.0 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, from Premier Boxboard. Payables due to Premier Boxboard were $707 thousand and $493 thousand as of December 31, 2007 and 2006, respectively. During 2007, 2006 and 2005, Premier Boxboard paid marketing fees to Caraustar of approximately $3.1 million, $2.4 million, and $2.8 million, respectively.

The Company performs certain treasury functions on behalf of Premier Boxboard. As a result, the Company had a receivable due from Premier Boxboard of $495 thousand and $1.7 million as of December 31, 2007 and 2006, respectively.

The Company sold recovered fiber in the amounts of $2.3 million, $4.9 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, to PaperLink, a 49%-owned investee.

18. Guarantor Condensed Consolidating Financial Statements

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$316	$5,734	$498	$—	$6,548
Intercompany funding	(231,322)	233,346	(2,024)	—	—
Receivables, net of allowances	161	71,408	2,638	—	74,207
Inventories	—	64,469	943	—	65,412
Refundable income taxes	104	—	—	—	104
Current deferred tax assets	5,841	—	—	—	5,841
Other current assets	3,166	3,895	—	—	7,061
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(221,638)	378,852	2,055	—	159,269
PROPERTY, PLANT AND EQUIPMENT	34,305	488,769	5,727	—	528,801
Less accumulated depreciation	(14,932)	(272,802)	(1,158)	—	(288,892)

Property, plant and equipment, net	19,373	215,967	4,569	—	239,909
GOODWILL	—	119,040	3,502	—	122,542
INVESTMENT IN CONSOLIDATED SUBSIDIARIES	610,689	—	—	(610,689)	—
INVESTMENT IN UNCONSOLIDATED AFFILIATES	39,117	—	—	—	39,117
OTHER ASSETS	5,300	5,883	—	—	11,183

	$452,841	$719,742	$10,126	$(610,689)	$572,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	1,848	60,812	1,308	—	63,968
Accrued interest	1,707	66	—	—	1,773
Accrued compensation	1,238	8,443	147	—	9,828
Accrued pension	496	—	—	—	496
Capital lease obligations	44	28	—	—	72
Other accrued liabilities	3,333	17,417	163	—	20,913

Total current liabilities	14,496	86,766	1,618	—	102,880
LONG-TERM DEBT, less current maturities	244,812	8,200	—	—	253,012
LONG-TERM CAPITAL LEASE OBLIGATIONS	—	14	—	—	14
DEFERRED INCOME TAXES	20,364	12,186	1,532	—	34,082
PENSION LIABILITY	27,980	—	—	—	27,980
OTHER LIABILITIES	5,370	8,863	—	—	14,233
SHAREHOLDERS’ EQUITY:
Common stock	2,947	772	497	(1,269)	2,947
Additional paid-in capital	192,978	550,830	8,339	(559,169)	192,978
Retained (deficit) earnings	(35,127)	52,111	(3,653)	(48,458)	(35,127)
Accumulated other comprehensive (loss) income	(20,979)	—	1,793	(1,793)	(20,979)

Total Shareholders’ Equity	139,819	603,713	6,976	(610,689)	139,819

	$452,841	$719,742	$10,126	$(610,689)	$572,020

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,118,661	$12,289	$(276,731)	$854,219
COST OF SALES	—	1,015,039	9,472	(276,731)	747,780
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,461	75,695	1,037	—	103,193
RESTRUCTURING AND IMPAIRMENT COSTS	(10)	13,830	(637)	—	13,183

(Loss) income from operations	(26,451)	14,097	2,417	—	(9,937)
OTHER (EXPENSE) INCOME:
Interest expense	(18,345)	(415)	—	—	(18,760)
Interest income	206	1	1	—	208
Equity in income of consolidated affiliates	9,553	—	—	(9,553)	—
Equity in income of unconsolidated affiliates	1,778	(8)	—	—	1,770
Gain on sale of interest in unconsolidated affiliate	19	—	—	—	19
Other, net	12	415	(57)	—	370

	(6,777)	(7)	(56)	(9,553)	(16,393)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(33,228)	14,090	2,361	(9,553)	(26,330)
BENEFIT FOR INCOME TAXES	8,712	—	—	—	8,712
MINORITY INTEREST IN INCOME	—	—	—	—	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(24,516)	14,090	2,361	(9,553)	(17,618)
DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(8,374)	153	—	(8,221)
BENEFIT (PROVISION) FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	1,352	(29)	—	1,323

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	(7,022)	124	—	(6,898)

NET (LOSS) INCOME	$(24,516)	$7,068	$2,485	$(9,553)	$(24,516)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,162,827	$32,369	$(262,152)	$933,044
COST OF SALES	—	1,034,786	28,717	(262,152)	801,351
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,752	93,813	2,964	—	122,529
RESTRUCTURING AND IMPAIRMENT COSTS	—	36,527	1,263	—	37,790

Loss from operations	(25,752)	(2,299)	(575)	—	(28,626)
OTHER (EXPENSE) INCOME:
Interest expense	(25,503)	(406)	(4)	—	(25,913)
Interest income	3,828	1	—	—	3,829
Equity in income of consolidated affiliates	(8,066)	—	—	8,066	—
Equity in income of unconsolidated affiliates	5,613	—	—	—	5,613
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Loss on redemption of senior subordinated notes	(10,272)	—	—	—	(10,272)
Other, net	(129)	469	(390)	102	52

	100,718	64	(394)	8,168	108,556

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	74,966	(2,235)	(969)	8,168	79,930
PROVISION FOR INCOME TAXES	(27,634)	(320)	(30)	—	(27,984)
MINORITY INTEREST IN INCOME	—	—	—	(102)	(102)

INCOME (LOSS) FROM CONTINUING OPERATIONS	47,332	(2,555)	(999)	8,066	51,844
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(6,722)	(87)	—	(6,809)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	2,267	30	—	2,297

LOSS FROM DISCONTINUED OPERATIONS	—	(4,455)	(57)	—	(4,512)

NET INCOME (LOSS)	$47,332	$(7,010)	$(1,056)	$8,066	$47,332

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,159,378	$29,971	$(283,638)	$905,711
COST OF SALES	—	1,034,045	27,116	(283,638)	777,523
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,256	98,588	3,881	—	125,725
GOODWILL IMPAIRMENT	—	49,859	—	—	49,859
RESTRUCTURING AND IMPAIRMENT COSTS	27	75,396	79	—	75,502

Loss from operations	(23,283)	(98,510)	(1,105)	—	(122,898)
OTHER (EXPENSE) INCOME:
Interest expense	(41,592)	(367)	(2)	—	(41,961)
Interest income	2,628	1	—	—	2,629
Equity in income of consolidated affiliates	(108,389)	—	—	108,389	—
Equity in income of unconsolidated affiliates	37,043	—	—	—	37,043
Other, net	485	450	(125)	(273)	537

	(109,825)	84	(127)	108,116	(1,752)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND MINORITY INTEREST	(133,108)	(98,426)	(1,232)	108,116	(124,650)
BENEFIT (PROVISION) FOR INCOME TAXES	29,722	268	(389)	—	29,601
MINORITY INTEREST IN INCOME	—	—	—	273	273

(LOSS) INCOME FROM CONTINUING OPERATIONS	(103,386)	(98,158)	(1,621)	108,389	(94,776)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	—	(9,974)	(1,291)	—	(11,265)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	2,266	389	—	2,655

LOSS FROM DISCONTINUED OPERATIONS	—	(7,708)	(902)	—	(8,610)

NET (LOSS) INCOME	$(103,386)	$(105,866)	$(2,523)	$108,389	$(103,386)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(341)	$4,538	$(3,761)	$—	$436

Investing activities:
Purchases of property, plant and equipment	(2,454)	(24,085)	(62)	—	(26,601)
Proceeds from disposal of property, plant and equipment	—	4,983	2,071	—	7,054
Proceeds from sale of assets held for sale	—	20,210	1,470	—	21,680
Changes in restricted cash	(147)	—	—	—	(147)
Net proceeds from sale of interest in unconsolidated affiliate	161	—	—	—	161
Investment in unconsolidated affiliate	(78)	—	—	—	(78)
Return of investment in unconsolidated affiliates	1,838	—	—	—	1,838

Net cash (used in) provided by investing activities	(680)	1,108	3,479	—	3,907

Financing activities:
Proceeds from senior credit facility — revolver	143,160	—	—	—	143,160
Repayments for senior credit facility — revolver	(137,821)	—	—	—	(137,821)
Repayments of senior credit facility — term loan	(11,063)	—	—	—	(11,063)
Proceeds from note payable	7,436	—	—	—	7,436
Payments of capital lease obligations	(549)	—	—	—	(549)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash used in financing activities	1,183	—	—	—	1,183

Net change in cash and cash equivalents	162	5,646	(282)	—	5,526
Cash and cash equivalents at beginning of year	154	88	780	—	1,022

Cash and cash equivalents at end of year	$316	$5,734	$498	$—	$6,548

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$475	$(3,423)	$(166)	$—	$(3,114)

Investing activities:
Purchases of property, plant and equipment	(11,601)	(26,539)	(29)	—	(38,169)
Proceeds from disposal of property, plant and equipment	—	3,670	(116)	—	3,554
Proceeds from sale of assets held for sale	—	26,336	—	—	26,336
Acquisition of businesses, net of cash acquired	(11,059)	—	—	—	(11,059)
Changes in restricted cash	14,841	—	—	—	14,841
Net proceeds from sale of interest in unconsolidated affiliate.	148,460	—	—	—	148,460
Return of investment in unconsolidated affiliates	2,920	—	—	—	2,920

Net cash provided by (used in) investing activities	143,561	3,467	(145)	—	146,883

Financing activities:
Proceeds from senior credit facility — revolver	74,027	—	—	—	74,027
Repayments of senior credit facility — revolver	(69,027)	—	—	—	(69,027)
Proceeds from senior credit facility — term loan	35,000	—	—	—	35,000
Repayments of senior credit facility — term loan	(3,889)	—	—	—	(3,889)
Repayments of long-term debt	(272,474)	—	—	—	(272,474)
Deferred debt costs	(1,139)	—	—	—	(1,139)
Payments of capital lease obligations	(485)	(19)	—	—	(504)
Issuances of stock, net of forfeitures	107	—	—	—	107

Net cash used in financing activities	(237,880)	(19)	—	—	(237,899)

Net change in cash and cash equivalents	(93,844)	25	(311)	—	(94,130)
Cash and cash equivalents at beginning of year	93,998	63	1,091	—	95,152

Cash and cash equivalents at end of year	$154	$88	$780	$—	$1,022

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,527	$314	$1,078	$—	$23,919

Investing activities:
Purchases of property, plant and equipment	(4,743)	(18,909)	(620)	—	(24,272)
Proceeds from disposal of property, plant and equipment	—	18,542	—	—	18,542
Changes in restricted cash	(11,164)	—	—	—	(11,164)
Return of investment in unconsolidated affiliates	5,325	—	—	—	5,325
Investment in unconsolidated affiliates	(40)	—	—	—	(40)

Net cash used in investing activities	(10,622)	(367)	(620)	—	(11,609)

Financing activities:
Repayments of long-term debt	(7,468)	—	—	—	(7,468)
Payments of capital lease obligations	(499)	(9)	—	—	(508)
Proceeds from swap agreement unwinds	826	—	—	—	826
Issuances of stock, net of forfeitures	236	—	—	—	236

Net cash used in financing activities	(6,905)	(9)	—	—	(6,914)

Net change in cash and cash equivalents	5,000	(62)	458	—	5,396
Cash and cash equivalents at the beginning of the year	88,998	125	633	—	89,756

Cash and cash equivalents at the end of the year	$93,998	$63	$1,091	$—	$95,152

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) effective December 31, 2006. As described in Notes 1 and 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 14, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has determined that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2007, we began the implementation of a new Enterprise Resource Planning system. Due to this implementation, internal controls have changed in various functional areas within the company. Management has taken steps to ensure appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue into 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the internal control over financial reporting of Caraustar Industries, Inc and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) effective December 31, 2006 and the Company’s adoption on January 1, 2007 of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 14, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained under the captions “Election of Directors” and “Governance of the Company” “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed with the SEC in connection with the Company’s 2008 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference in response to this Item 10.

The Board of Directors has determined that, Robert J. Clanin and Eric R. Zarnikow are “audit committee financial experts,” as that term is defined in SEC regulations. Specifically, the Board determined that each of Mr. Clanin, by virtue of his background and experience as the retired chief financial officer of United Parcel Services, and Mr. Zarnikow by virtue of his prior experience as a senior financial manager with The ServiceMaster Company has the following attributes:

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

The Board of Directors has also determined that Mr. Clanin and Mr. Zarnikow are “independent directors” within the meaning of Nasdaq rules.

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

c. Schedule II — Valuation and Qualifying Accounts and Reserves

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2007, 2006 and 2005

(In Thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deduct- ions Allowed		Balance at End of Year
December 31, 2007
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$2,203	$2,295	$(765	)(a)	$3,733
Allowance for sales returns and discounts	859	2,790	(2,699	)(b)	950

Total	$3,062	$5,085	$(3,464)		$4,683

December 31, 2006
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$2,272	$1,474	$(1,543	)(a)	$2,203
Allowance for sales returns and discounts	1,121	4,151	(4,413	)(b)	859

Total	$3,393	$5,625	$(5,956)		$3,062

December 31, 2005
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$3,147	$270	$(1,145	)(a)	$2,272
Allowance for sales returns and discounts	1,271	6,670	(6,820	)(b)	1,121

Total	$4,418	$6,940	$(7,965)		$3,393

(a)	Primarily uncollectible accounts receivables written-off.
(b)	Sales discounts and returns allowed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer; Director

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated on.

Signature

/s/ MICHAEL J. KEOUGH
Michael J. Keough, President and Chief Executive Officer (Principal Executive Officer); Director

Date: March 14, 2008

/s/ RONALD J. DOMANICO
Ronald J. Domanico, Senior Vice President and Chief Financial Officer (Principal Financial Officer); Director

Date: March 14, 2008

/s/ WILLIAM A. NIX, III
William A. Nix, III, Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: March 14, 2008

/s/ DANIEL P. CASEY
Daniel P. Casey, Chairman of the Board

Date: March 14, 2008

/s/ JAMES E. ROGERS
James E. Rogers, Director

Date: March 14, 2008

/s/ L. CELESTE BOTTORFF
L. Celeste Bottorff, Director

Date: March 14, 2008

/s/ ROBERT J. CLANIN
Robert J. Clanin, Director

Date: March 14, 2008

Signature

/s/ CHARLES GREINER, JR.
Charles Greiner, Jr., Director

Date: March 14, 2008

/s/ JOHN T. HEALD, JR.
John T. Heald, Jr. Director

Date: March 14, 2008

/s/ DENNIS M. LOVE
Dennis M. Love, Director

Date: March 14, 2008

/s/ ERIC R. ZARNIKOW
Eric R. Zarnikow, Director

Date: March 14, 2008

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference —Exhibit 4.05 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.05	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
4.07	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
10.02*	—	Consulting Agreement, dated as of August 5, 2005, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])
10.03*	—	Amended and Restated Employment Agreement, dated July 15, 2004, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])
10.04*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference — Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.05*%	—	Form of Amendment to Terms of Employment, dated December 29, 2006, between the Company and the officers of the Company (Incorporated by reference — Exhibit 10.05 to Annual Report for 2006 on Form 10-K [SEC File No. 0-20646])
10.06*#	—	Form of Change in Control Severance Agreement, dated November 7, 2005, between the Company and the officers of the Company (Incorporated by reference — Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])
10.07*±	—	Form of Amended and Restated Change in Control Severance Agreement, dated December 29, 2006, between the Company and the officers of the Company (Incorporated by reference — Exhibit 10.07 to Annual Report for 2006 on Form 10-K [SEC File No. 0-20646])
10.08*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.09*	—	Senior Manager Incentive Compensation Plan for 2005 (Incorporated by reference — Exhibit 10.07 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.10*	—	Senior Manager Incentive Compensation Plan for 2006 (Incorporated by reference — Exhibit 10.08 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])

Exhibit No.		Description
10.11*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.12*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.13*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.14*	—	2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to Definitive Schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])
10.15*	—	First Amendment to 2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])
10.16	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
10.17	—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference — Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)
10.18	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference — Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.19	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference — Exhibit 10.29 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.20	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).
10.21	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])
10.22	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])
10.23	—	Second Amendment to Credit Agreement, dated as of December 22, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.24	—	Third Amendment to Credit Agreement, dated as of August 3, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.22 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.25	—	Fourth Amendment to Credit Agreement, dated as of October 25, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])
10.26	—	Fifth Amendment to Credit Agreement, dated as of March 29, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [SEC File No. 0-20646])

Exhibit No.		Description
10.27	—	Sixth Amendment to Credit Agreement, dated as of September 20, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])
10.28**	—	Seventh Amendment to Credit Agreement, dated as of December 27, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference — Exhibit 10.26 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.29*	—	Insurance Security Option Plan (Incorporated by reference — Exhibit 10.22 to Annual Report for 2003 on Form 10-K [SEC File No. 0-20646])
10.30*	—	Caraustar Industries, Inc. Amended and Restated Restoration Plan, dated as of December 29, 2006 (Incorporated by reference — Exhibit 10.30 to Annual Report for 2006 on Form 10-K [SEC File No. 0-20646])
10.31*	—	Director Compensation Arrangements (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on March 1, 2005)
10.33	—	Second Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 14, 2007, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.33 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [SEC File No. 0-20646])
10.34	—	Agreement for Purchase and Sale of Composite Container and Plastics Companies, dated as of October 2, 2007, by and among the Company, Sonoco Products Company and Caraustar Industrial and Consumer Products Group, Inc. (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [SEC File No. 0-20646])
12.01†	—	Computation of Ratio of Earnings to Fixed Charges
21.01†	—	Subsidiaries of the Registrant
23.01†	—	Consent of Deloitte & Touche LLP with respect to the consolidated financial statements of the Company
31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: William A. Nix, III, Jimmy A. Russell, Thomas C. Dawson, John R. Foster, Gregory B. Cottrell and Barry A. Smedstad.
%	This Exhibit is substantially identical to the Amendments to Terms of Employment for the following individuals: Michael J. Keough, Ronald J. Domanico, and Steven L. Kelchen.
**	A request for confidential treatment with respect to this exhibit has been submitted to the SEC, and the information for which confidential treatment has been requested has been redacted from this exhibit. A complete copy of this document, including the information that has been redacted from the exhibit, is being separately filed with the SEC.
±	This Exhibit is substantially identical to the Amended and Restated Change In Control Severance Agreements for the following individuals: Michael J. Keough and Steven L. Kelchen.