Form 10-Q
period 2008-03-31
CARAUSTAR INDUSTRIES INC
filed 2008-05-09
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, April 30, 2008.

Common Stock, $.10 par value	29,511,327
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$90	$6,548
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,436 and $4,683 as of March 31, 2008 and December 31, 2007, respectively	82,732	74,207
Inventories	65,317	65,412
Refundable income taxes	20	104
Current deferred tax assets	5,273	5,841
Other current assets	9,098	7,061
Assets of discontinued operations held for sale	96	96

Total current assets	162,626	159,269

Property, plant and equipment:
Land	10,046	9,803
Buildings and improvements	82,053	83,685
Machinery and equipment	405,628	402,968
Furniture and fixtures	32,106	32,345

	529,833	528,801
Less accumulated depreciation	(291,918)	(288,892)

Property, plant and equipment, net	237,915	239,909

Goodwill	125,260	122,542
Investment in unconsolidated affiliate	38,032	39,117
Other assets	10,988	11,183

	$574,821	$572,020

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$5,830	$5,830
Accounts payable	66,253	63,968
Accrued interest	5,834	1,773
Accrued compensation	7,869	9,828
Accrued pension	496	496
Capital lease obligations	28	72
Other accrued liabilities	16,231	20,913

Total current liabilities	102,541	102,880

Long-term debt, less current maturities	258,078	253,012
Long-term capital lease obligations	7	14
Deferred income taxes	34,154	34,082
Pension liability	25,391	27,980
Other liabilities	14,216	14,233
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,480,921 and 29,465,416 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,948	2,947
Additional paid-in capital	193,469	192,978
Retained deficit	(34,964)	(35,127)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(22,351)	(22,772)
Foreign currency translation	1,332	1,793

Total accumulated other comprehensive loss	(21,019)	(20,979)

Total shareholders’ equity	140,434	139,819

	$574,821	$572,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
Sales	$216,502	$219,425
Cost of goods sold	188,375	193,296
Selling, general and administrative expenses	24,436	28,578
Restructuring and impairment costs	722	5,786

Income (loss) from operations	2,969	(8,235)
Other (expense) income:
Interest expense	(4,328)	(4,650)
Interest income	24	54
Equity in income of unconsolidated affiliate	1,915	159
Other, net	20	22

	(2,369)	(4,415)

Income (loss) from continuing operations before income taxes and minority interest	600	(12,650)
(Provision) benefit for income taxes	(437)	3,436

Income (loss) from continuing operations	163	(9,214)

Discontinued operations:
Income from discontinued operations before income taxes	—	416
Provision for income taxes of discontinued operations	—	(146)

Income from discontinued operations	—	270

Net income (loss)	$163	$(8,944)

Other comprehensive income (loss):
Pension gains and losses, net of tax	$421	$—
Foreign currency translation adjustment	(461)	56

Comprehensive income (loss)	$123	$(8,888)

Basic income (loss) per common share:
Continuing operations	$0.01	$(0.32)

Discontinued operations	$—	$0.01

Net income (loss)	$0.01	$(0.31)

Weighted average number of shares outstanding	28,651	28,605

Diluted income (loss) per common share:
Continuing operations	$0.01	$(0.32)

Discontinued operations	$—	$0.01

Net income (loss)	$0.01	$(0.31)

Diluted weighted average number of shares outstanding	28,738	28,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$163	$(8,944)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,544	5,753
Equity-based compensation expense	438	380
Restructuring and impairment costs	562	937
Deferred income taxes	361	(3,414)
Equity in income of unconsolidated affiliate	(1,915)	(159)
Distributions from unconsolidated affiliate	1,915	—
Changes in operating assets and liabilities, net of acquisitions	(9,786)	(2,400)

Net cash used in operating activities	(3,718)	(7,847)

Investing activities:
Purchases of property, plant and equipment	(3,934)	(8,144)
Proceeds from disposal of property, plant and equipment	61	684
Acquisition of businesses, net of cash acquired	(5,293)	—
Changes in restricted cash	(23)	(36)
Return of investment in unconsolidated affiliates	1,085	—

Net cash used in investing activities	(8,104)	(7,496)

Financing activities:
Proceeds from senior credit facility-revolver	48,172	43,108
Repayments of senior credit facility-revolver	(41,298)	(26,048)
Repayments of senior credit facility – term loan	(1,459)	(1,458)
Payments for capital lease obligations	(51)	(139)
Issuances of stock, net of forfeitures	—	20

Net cash provided by financing activities	5,364	15,483

Net change in cash and cash equivalents	(6,458)	140
Cash and cash equivalents at beginning of period	6,548	1,022

Cash and cash equivalents at end of period	$90	$1,162

Supplemental disclosures:
Cash payments for interest	$679	$874

Income tax payments, net	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and its consolidated subsidiaries (“Company,” “us,” or “we”) as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007, respectively. The results of operations for the three months ended March 31, 2008 and the cash flows for the three months ended March 31, 2008 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2008.

For the three months ended March 31, 2007, certain reclassifications of balances have been made between discontinued operations and continuing operations as a result of the Company’s sale of its composite container and plastics businesses during the third quarter of 2007.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except as noted below.

Note 2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. The Company is evaluating the effect that implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. The Company adopted SFAS 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if the Company enters into any business combinations after adoption of SFAS 141(R), a transaction may significantly affect the Company’s financial position and earnings, but, not cash flows, compared to the Company’s past acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. The Company has not yet determined the effect, if any, SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, SFAS 161 will have on its financial position or results of operations.

Note 3. Acquisitions

Effective January 1, 2008, the Company acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, for approximately $5.3 million. Mayers is a manufacturer of construction tubes, waxed void tubes, paper cores, plastic test cylinder molds, paper mailing tubes and metal end containers. The Company allocated approximately $2.2 million of the purchase price to current assets, $0.6 million to fixed assets, $0.3 million to current liabilities and $2.8 million to goodwill.

Note 4. Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans pursuant to SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values.

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards, non-vested Restricted Performance Awards, or a combination of any or all of them, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Company stock meets a specific target price and trades at that price or higher for twenty consecutive trading days. The Restricted Service Awards issued by the Company will vest 50% two years from the date of grant and 100% three years from the date of grant. The Restricted Performance Awards vest based on the achievement of financial targets based on cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over a three year (2007-2009) performance period. In May 2003 the Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is granted 3.0 thousand options annually.

There were no options granted during the three months ended March 31, 2008 and 2007. The Company recorded compensation expense of approximately $140 thousand and $163 thousand for the three months ended March 31, 2008 and 2007, respectively, related to all options. The amount reported for the three months ended March 31, 2007 included approximately $106 thousand of compensation expense related to options issued in December 2006. No options were exercised during the three months ended March 31, 2008 and 3,000 options were exercised during the three months ended March 31, 2007. The total intrinsic value of the 3,000 options exercised during the three months ended March 31, 2007, was insignificant. As of March 31, 2008, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 5.2 years using the straight-line method.

During the three months ended March 31, 2008, the Company granted 4,500 PARS at the weighted-average grant date fair value price of $2.78 per share. There was no nonvested stock granted during the three months ended March 31, 2007. No nonvested stock vested during the three months ended March, 2008 and 2007. The Company recorded approximately $298 thousand and $217 thousand of compensation expense during the three months ended March 31, 2008 and 2007, respectively, related to all non-vested stock. As of March 31, 2008, there was approximately $4.1 million of total unrecognized compensation cost related to all non-vested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 3.5 years, unless specific performance targets are achieved, at which time the non-vested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for all non-vested stock and stock options for the three months ended March 31, 2008 and 2007 included in the Company’s results of operations was $438 thousand and $380 thousand, respectively. The Company recognized no windfall tax benefit for the three months ended March 31, 2008 and 2007.

The following table summarizes the stock option activity during the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2007	2,090,645	$13.58
Granted	—	—
Forfeited	(23,537)	12.61
Exercised	—	—

Outstanding at March 31, 2008	2,067,108	$13.59	5.2	$—

Vested and expected to vest as of March 31, 2008	2,053,865	$13.62	5.2	$—

Options exercisable as of March 31, 2008	1,522,269	$16.57	3.8	$—

(1)	These amounts represent the difference between the weighted average exercise price and $1.35, the closing price of Caraustar stock on March 31, 2008 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s non-vested stock as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2007	831,939	$9.26
Granted	4,500	2.78
Vested	—	—
Forfeited	(6,750)	7.23

Non-vested at March 31, 2008	829,689	$9.24

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31, 2008	March 31, 2007
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected life of options	N/A	N/A
Expected volatility	N/A	N/A

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

Inventories at March 31, 2008 and December 31, 2007, were as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials and supplies	$27,311	$28,079
Finished goods and work in process	38,006	37,333

Total inventory	$65,317	$65,412

Note 6. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On October 2, 2007, the Company completed the sale of the assets associated with its composite container and plastics businesses. These businesses were a component of the tube, core and composite container segment and consisted of six facilities located in Covington, Georgia; Orrville, Ohio; St. Paris, Ohio; Stevens Point, Wisconsin; New Smyrna Beach, Florida and Union, South Carolina.

For all periods presented in the accompanying consolidated statements of operations, discontinued operations include the results of operations and losses associated with the divestitures of the composite container and plastics operations.

Operating Results Data

There were no discontinued operations for the three months ended March 31, 2008. The following table shows the results of discontinued operations for the three months ended March 31, 2007 (in thousands).

Three Months Ended March 31, 2007
Sales	$13,320
Cost of sales	12,041
Selling, general and administrative expenses	855
Restructuring and impairment costs	2

Income from operations	422
Other income (expense), net	(6)

Income from discontinued operations before income taxes	416
Provision for income taxes	(146)

Income from discontinued operations	$270

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

Note 7. Senior Credit Facility and Long-Term Debt

At March 31, 2008 and December 31, 2007, total long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Senior credit facility - revolver	$17,213	$10,339
Senior credit facility - term loan	18,589	20,048
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap agreements (1)	1,156	1,505

Total debt	263,908	258,842
Less current maturities	(5,830)	(5,830)

Total long-term debt	$258,078	$253,012

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

The carrying value of total debt outstanding at March 31, 2008 maturing during the next five years and thereafter is as follows (in thousands):

2008	$4,375
2009	197,900
2010	33,672
2011	19,761
2012	3,500
Thereafter	4,700

Total debt	$263,908

Senior Credit Facility

On March 30, 2006, the Company amended its Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provided for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, the Company amended its Senior Credit Facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At March 31, 2008, the Company had $18.6 million outstanding under the five-year term loan and $17.2 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $27.0 million at March 31, 2008. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at March 31, 2008 were 4.90% and 5.15% for outstanding revolver and term loan borrowings, respectively.

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

The Company was in compliance with the Senior Credit Facility covenants as of March 31, 2008.

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective annualized interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective annualized interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% senior notes are unsecured obligations of the Company. As of March 31, 2008, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, the Company issued $285.0 million of 9  7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior subordinated notes and senior notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. The publicly traded senior subordinated notes were, and the senior notes are, unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries. The senior subordinated notes included a redemption provision which allowed the Company to redeem all or part of the outstanding notes at 105.25% on/or after April 1, 2006.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Sales (external customers):
Paperboard	$54,949	$52,886
Recovered fiber	31,990	38,098
Tube and core	72,529	72,023
Folding carton	57,034	56,418

Total	$216,502	$219,425

Sales (intersegment):
Paperboard	$33,649	$33,158
Recovered fiber	24,351	22,448
Tube and core	1,026	1,227
Folding carton	45	193

Total	$59,071	$57,026

Income (loss) from continuing operations:
Paperboard (A)	$4,579	$(1,364)
Recovered fiber (B)	3,048	1,416
Tube and core (C)	1,689	1,471
Folding carton (D)	1,924	(2,061)

Total	11,240	(538)
Corporate expense	(8,271)	(7,697)

Income (loss) from continuing operations	2,969	(8,235)
Interest expense	(4,328)	(4,650)
Interest income	24	54
Equity in income of unconsolidated affiliates	1,915	159
Other, net	20	22

Income (loss) from continuing operations before income taxes and minority interest	$600	$(12,650)

(A)	Results for the three months ended March 31, 2008 and 2007 include gains recorded to operations and charges to operations of $0.2 million and $3.8 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.
(B)	Results for the three months ended March 31, 2008 and 2007 include gains recorded to operations of $39 thousand and $4 thousand, respectively. These gains relate primarily to the disposition of machinery and equipment that was held for sale.

(C)	Results for the three months ended March 31, 2008 and 2007 include charges to operations of $25 thousand and $700 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and settlement of leases.
(D)	Results for the three months ended March 31, 2008 and 2007 include charges to operations of $300 thousand and $1.4 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2007 and did not result in an impairment charge. During the third quarter of 2007 the Company recognized a $5.0 million write-off of goodwill in the tube and core segment related to the divestiture of the segment’s composite container and plastics businesses. This impairment was recorded in discontinued operations. During the first quarter of 2008, the Company acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, and allocated approximately $2.8 million of the purchase price to goodwill.

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2008 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton	Tube & Core	Total
Balance as of December 31, 2007	$68,396	$3,777	—	$50,369	$122,542
Goodwill acquired	—	—	—	2,779	2,779
Foreign currency translation adjustments	—	—	—	(61)	(61)

Balance as of March 31, 2008	$68,396	$3,777	—	$53,087	$125,260

Intangible Assets

As of March 31, 2008 and December 31, 2007, the Company had an intangible asset of $4.9 million (net of $3.2 million of accumulated amortization) and $5.0 million (net of $3.0 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for each of the three month periods ended March 31, 2008 and 2007 was $128 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which acquisition was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2008	$511
2009	511
2010	511
2011	511
2012	511

Five year total	$2,555

Note 10. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in demand for products and excess industry capacity. In response to these factors, over the past several years the Company has closed and consolidated facilities within all of its four business segments. These initiatives are designed to enhance the Company’s competitiveness by reducing costs, reducing geographic overlap, and minimizing duplicative capabilities.

At December 31, 2007, a $3.4 million accrual remained for severance and other termination benefits, and a $2.1 million accrual remained for other exit costs related to restructuring activities. During the first quarter of 2008, the Company incurred an expense of $562 thousand on the disposal of fixed assets. The Company also benefited from a $496 thousand reversal of a previous accrual for severance and other termination benefits and incurred expenses of $88 thousand of severance and other termination benefits and $568 thousand of other exit costs. The Company paid $254 thousand in severance and other termination benefits and paid $618 thousand for other exit costs in the first quarter of 2008, leaving an accrual of $4.8 million at March 31, 2008. As of March 31, 2008 these plans are substantially complete and will be finalized upon the sale of real estate associated with the closed facilities.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2007 to March 31, 2008 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2007		$3,398	$2,104	$5,502
First quarter 2008 costs	$562	(408)	568	160	$722

Expenditures		(254)	(618)	(872)

Liability balance, March 31, 2008		$2,736	$2,054	$4,790

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of March 31, 2008, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of March 31, 2008	Estimated Costs to Complete Initiatives as of March 31, 2008	Total Estimated Costs of Initiatives as of March 31, 2008
Paperboard	$19,539	$1,339	$20,878
Folding carton	13,747	680	14,427
Tube and core	580	61	641

Total	$33,866	$2,080	$35,946

Note 11. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $8.7 million are expected to be made during 2008. During the three months ended March 31, 2008, the Company made contributions of $3.1 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at March 31, 2008.

Pension expense for the Pension Plan and the SERP includes the following components for the three months ended March 31, 2008 and 2007 (in thousands):

	Pension Plan		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service cost of benefits earned	$642	$711	$82	$83
Interest cost on projected benefit obligation	1,922	1,741	145	130
Estimated return on plan assets	(2,191)	(1,804)	—	—
Net amortization and deferral	600	1,157	64	84

Net pension expense	$973	$1,805	$291	$297

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months ended March 31, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost of benefits earned	$6	$10
Interest cost on accumulated postretirement benefit obligation	73	86
Amortization	12	59

Net postretirement benefit cost	$91	$155

Note 12. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Effective January 1, 2007, the Company implemented FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of March 31, 2008 and December 31, 2007, the Company had $14.0 million and $13.8 million of unrecognized tax benefits, of which $4.6 million and $4.6 million, respectively, would affect the annual effective tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $692 thousand and $667 thousand, respectively.

The effective rate of income tax for continuing operations for the three months ended March 31, 2008 was a 72.8% expense, compared with a 27.2% benefit for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include tax years 2001 through 2007. For state purposes, the years that remain subject to examination by state authorities include tax years 2000 through 2007. The Company is currently under audit by the State of Illinois for tax years 2003 through 2005 and the State of New York for tax years 2001 through 2003. No material adjustments are expected to result from either audit.

Note 13. Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) from continuing operations (in thousands, except per share information):

	Three Months Ended March 31,
	2008	2007
Income (loss) from continuing operations	$163	$(9,214)

Weighted average number of common shares outstanding - basic	28,651	28,605
Common share equivalents	87	—

Weighted average number of common shares outstanding - diluted	28,738	28,605

Basic income (loss) per share from continuing operations	$0.01	$(0.32)

Diluted income (loss) per share from continuing operations	$0.01	$(0.32)

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of anti-dilutive common share equivalents not included in the computation of diluted weighted average shares for the three months ended March 31, 2008 and 2007 was 2,067,108 and 1,568,808, respectively.

Note 14. Equity Interests in Unconsolidated Affiliate

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

	March 31, 2008	December 31, 2007
Current assets	$19,684	$19,571
Noncurrent assets	120,158	121,943
Current liabilities	13,470	12,761
Long-term liabilities	267	501
Long-term debt	50,000	50,000
Net assets	76,105	78,252

	Three Months Ended March 31,
	2008	2007
Sales	$35,433	$28,815
Gross profit	7,365	3,645
Income from operations	4,859	1,198
Net income	3,830	292

The Company received $3.0 million in cash distributions from PBL during the three months ended March 31, 2008. The Company’s equity interest in earnings from PBL for the three months ended March 31, 2008 and 2007 was approximately $1.9 million and $146 thousand, respectively.

See discussion of PBL’s debt and related obligations in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Note 15. Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the Company’s restricted cash is based on quoted prices in active markets for identical assets. The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain assets at March 31, 2008 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Restricted cash	$3,986	$3,986	$—	$—

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of March 31, 2008 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	$16,530	$27,839
7 3/8% Senior Notes	128,081	192,067

	$144,611	$219,906

Note 16. Guarantor Condensed Consolidating Financial Statements

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$90	$—	$—	$90
Intercompany funding	(230,227)	231,579	(1,352)	—	—
Receivables, net of allowances	161	78,487	4,084	—	82,732
Inventories	—	63,363	1,954	—	65,317
Refundable income taxes	20	—	—	—	20
Current deferred tax assets	5,273	—	—	—	5,273
Other current assets	7,039	2,059	—	—	9,098
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(217,638)	375,578	4,686	—	162,626

Property, plant and equipment	31,160	492,782	5,891	—	529,833
Less accumulated depreciation	(14,124)	(276,423)	(1,371)	—	(291,918)

Property, plant and equipment, net	17,036	216,359	4,520	—	237,915

Goodwill	—	119,040	6,220	—	125,260

Investment in consolidated subsidiaries	627,435	—	—	(627,435)	—

Investment in unconsolidated affiliate	38,032	—	—	—	38,032

Other assets	5,300	5,688	—	—	10,988

	$470,165	$716,665	$15,426	$(627,435)	$574,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	12,010	52,635	1,608	—	66,253
Accrued interest	5,701	133	—	—	5,834
Accrued compensation	537	7,068	264	—	7,869
Accrued pension	496	—	—	—	496
Capital lease obligations	—	28	—	—	28
Other accrued liabilities	4,050	12,102	79	—	16,231

Total current liabilities	28,624	71,966	1,951	—	102,541

Long-term debt, less current maturities	249,878	8,200	—	—	258,078

Long-term capital lease obligations	—	7	—	—	7

Deferred income taxes	20,450	12,164	1,540	—	34,154

Pension liability	25,391	—	—	—	25,391

Other liabilities	5,388	8,828	—	—	14,216

Shareholders’ equity:
Common stock	2,948	772	497	(1,269)	2,948
Additional paid-in capital	193,469	550,830	13,632	(564,462)	193,469
Retained (deficit) earnings	(34,964)	63,898	(3,526)	(60,372)	(34,964)
Accumulated other comprehensive (loss) income	(21,019)	—	1,332	(1,332)	(21,019)

Total shareholders’ equity	140,434	615,500	11,935	(627,435)	140,434

	$470,165	$716,665	$15,426	$(627,435)	$574,821

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$316	$5,734	$498	$—	$6,548
Intercompany funding	(231,322)	233,346	(2,024)	—	—
Receivables, net of allowances	161	71,408	2,638	—	74,207
Inventories	—	64,469	943	—	65,412
Refundable income taxes	104	—	—	—	104
Current deferred tax assets	5,841	—	—	—	5,841
Other current assets	3,166	3,895	—	—	7,061
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(221,638)	378,852	2,055	—	159,269

Property, plant and equipment	34,305	488,769	5,727	—	528,801
Less accumulated depreciation	(14,932)	(272,802)	(1,158)	—	(288,892)

Property, plant and equipment, net	19,373	215,967	4,569	—	239,909

Goodwill	—	119,040	3,502	—	122,542

Investment in consolidated subsidiaries	610,689	—	—	(610,689)	—

Investment in unconsolidated affiliate	39,117	—	—	—	39,117

Other assets	5,300	5,883	—	—	11,183

	$452,841	$719,742	$10,126	$(610,689)	$572,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$5,830	$—	$—	$—	$5,830
Accounts payable	1,848	60,812	1,308	—	63,968
Accrued interest	1,707	66	—	—	1,773
Accrued compensation	1,238	8,443	147	—	9,828
Accrued pension	496	—	—	—	496
Capital lease obligations	44	28	—	—	72
Other accrued liabilities	3,333	17,417	163	—	20,913

Total current liabilities	14,496	86,766	1,618	—	102,880

Long-term debt, less current maturities	244,812	8,200	—	—	253,012

Long-term capital lease obligations	—	14	—	—	14

Deferred income taxes	20,364	12,186	1,532	—	34,082

Pension liability	27,980	—	—	—	27,980

Other liabilities	5,370	8,863	—	—	14,233

Shareholders’ equity:
Common stock	2,947	772	497	(1,269)	2,947
Additional paid-in capital	192,978	550,830	8,339	(559,169)	192,978
Retained (deficit) earnings	(35,127)	52,111	(3,653)	(48,458)	(35,127)
Accumulated other comprehensive (loss) income	(20,979)	—	1,793	(1,793)	(20,979)

Total shareholders’ equity	139,819	603,713	6,976	(610,689)	139,819

	$452,841	$719,742	$10,126	$(610,689)	$572,020

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$276,681	$7,586	$(67,765)	$216,502
Cost of sales	—	249,092	7,048	(67,765)	188,375
Selling, general and administrative expenses	8,564	15,408	464	—	24,436
Restructuring and impairment costs	453	269	—	—	722

(Loss) income from operations	(9,017)	11,912	74	—	2,969
Other (expense) income:
Interest expense	(4,236)	(92)	—	—	(4,328)
Interest income	24	—	—	—	24
Equity in income of consolidated affiliate	11,914	—	—	(11,914)	—
Equity in income of unconsolidated affiliate	1,915	—	—	—	1,915
Other, net	—	(33)	53	—	20

	9,617	(125)	53	(11,914)	(2,369)

Income (loss) from continuing operations before income taxes and minority interest	600	11,787	127	(11,914)	600
Provision for income taxes	(437)	—	—	—	(437)

Income (loss) from continuing operations	163	11,787	127	(11,914)	163
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	—	—	—
Benefit for income taxes of discontinued operations	—	—	—	—	—

Loss from discontinued operations	—	—	—	—	—

Net Income (loss)	$163	$11,787	$127	$(11,914)	$163

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$277,631	$4,972	$(63,178)	$219,425
Cost of sales	—	251,723	4,751	(63,178)	193,296
Selling, general and administrative expenses	7,930	20,103	545	—	28,578
Restructuring and impairment costs	9	5,487	290	—	5,786

(Loss) income from operations	(7,939)	318	(614)	—	(8,235)
Other (expense) income:
Interest expense	(4,549)	(101)	—	—	(4,650)
Interest income	54	—	—	—	54
Equity in income of consolidated affiliate	41	—	—	(41)	—
Equity in income of unconsolidated affiliate	159	—	—	—	159
Other, net	—	(27)	49	—	22

	(4,295)	(128)	49	(41)	(4,415)

(Loss) income from continuing operations before income taxes and minority interest	(12,234)	190	(565)	(41)	(12,650)
Benefit for income taxes	3,436	—	—	—	3,436

(Loss) income from continuing operations	(8,798)	190	(565)	(41)	(9,214)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	438	(22)	—	416
Benefit for income taxes of discontinued operations	—	(154)	8	—	(146)

Income (loss) from discontinued operations	—	284	(14)	—	270

Net (loss) income	$(8,798)	$474	$(579)	$(41)	$(8,944)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,463)	$(2,050)	$4,795	$—	$(3,718)

Investing activities:
Purchases of property, plant and equipment	(279)	(3,655)	—	—	(3,934)
Proceeds from disposal of property, plant and equipment	—	61	—	—	61
Changes in restricted cash	(23)	—	—	—	(23)
Return of investment in unconsolidated affiliate	1,085	—	—	—	1,085
Acquisition of businesses, net of cash acquired	—	—	(5,293)	—	(5,293)

Net cash provided by (used in) investing activities	783	(3,594)	(5,293)	—	(8,104)

Financing activities:
Proceeds from senior credit facility - revolver	48,172	—	—	—	48,172
Repayments of senior credit facility - revolver	(41,298)	—	—	—	(41,298)
Repayments of senior credit facility – term loan	(1,459)	—	—	—	(1,459)
Payments for capital lease obligations	(51)	—	—	—	(51)

Net cash provided by (used in) financing activities	5,364	—	—	—	5,364

Net (decrease) increase in cash and cash equivalents	(316)	(5,644)	(498)	—	(6,458)
Cash and cash equivalents at beginning of period	316	5,734	498	—	6,548

Cash and cash equivalents at end of period	$—	$90	$—	$—	$90

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13,299)	$6,214	$(762)	$—	$(7,847)

Investing activities:
Purchases of property, plant and equipment	(1,332)	(6,794)	(18)	—	(8,144)
Proceeds from disposal of property, plant and equipment	—	684	—	—	684
Changes in restricted cash	(36)	—	—	—	(36)

Net cash used in investing activities	(1,368)	(6,110)	(18)	—	(7,496)

Financing activities:
Proceeds from senior credit facility - revolver	43,108	—	—	—	43,108
Repayments of senior credit facility - revolver	(26,048)	—	—	—	(26,048)
Repayments of senior credit facility – term loan	(1,458)	—	—	—	(1,458)
Payments for capital lease obligations	(127)	(12)	—	—	(139)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by (used in) financing activities	15,495	(12)	—	—	15,483

Net (decrease) increase in cash and cash equivalents	828	92	(780)	—	140
Cash and cash equivalents at beginning of period	154	88	780	—	1,022

Cash and cash equivalents at end of period	$982	$180	$—	$—	$1,162

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report, and with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and operates a specialty converting operation. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube and core segment produces spiral and convolute-wound tubes and cores and edge protectors. The folding carton segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 49% in the first three months of 2008. The remaining 51% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture, Premier Boxboard Limited. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity utilization, and profitability, restructuring activities have been an important element of our strategy. The previous sales of our interest in Standard Gypsum, our corrugated box plant, and our partition operations, as well as the recent sale of a coated recycled paperboard mill, our specialty packaging division and our composite container and plastics businesses, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

We are a holding company that operates our business through 22 subsidiaries as of March 31, 2008. We also own a 50% interest in a joint venture with Temple-Inland. We account for the interests in our joint venture under the equity method of accounting. See “–Liquidity and Capital Resources – Off—Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective, and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008. The accounting for these matters involves forming estimates based on current facts, circumstances, and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Three Months Ended March 31,		Change	% Change
	2008	2007
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	59.0	62.9	(3.9)	-6.2%
Mill volume shipped to external customers	13.3	12.7	0.6	4.7%

Total	72.3	75.6	(3.3)	-4.4%

Folding carton market
Volume shipped to internal converters	37.7	32.7	5.0	15.3%
Mill volume shipped to external customers	24.8	25.0	(0.2)	-0.8%

Total	62.5	57.7	4.8	8.3%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	19.7	16.6	3.1	18.7%

Specialty paperboard products market
Volume shipped to internal converters	22.7	25.7	(3.0)	-11.7%
Mill volume shipped to external customers	23.4	27.4	(4.0)	-14.6%

Total	46.1	53.1	(7.0)	-13.2%
Total paperboard volume	200.6	203.0	(2.4)	-1.2%

Paperboard volume by reporting segment (tons in thousands):

Paperboard segment	96.3	99.0	(2.7)	-2.7%
Tube and core segment	66.7	71.4	(4.7)	-6.6%
Folding carton segment	37.6	32.6	5.0	15.3%

Total paperboard volume	200.6	203.0	(2.4)	-1.2%

Paperboard Volume. Total paperboard volume for the three months ended March 31, 2008, decreased 1.2% to 200.6 thousand tons from 203.0 thousand tons for the same period in 2007. Tons sold from paperboard mill production increased 1.1% to 163.2 thousand tons for the three months ended March 31, 2008, compared to the same period in 2007. The total volume of paperboard converted decreased 1.6% for the three months ended March 31, 2008.

Total paperboard volume decreased primarily due to a decrease in sales of converted paperboard to the tube and core end-use markets and a decrease in sales of uncoverted paperboard and converted paperboard to the specialty paperboard end use markets due to overall lower industry demand. These decreases were partially offset by increased sales of unconverted paperboard to the gypsum wallboard facing paper market and increased sales of converted paperboard to the folding carton end use market.

Sales. Our consolidated sales for the three months ended March 31, 2008 decreased 1.3% to $216.5 million from $219.4 million for the same period in 2007. The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Paperboard	$54,949	$52,886	$2,063	3.9%
Recovered fiber	31,990	38,098	(6,108)	-16.0%
Tube and core	72,529	72,023	506	0.7%
Folding carton	57,034	56,418	616	1.1%

Total	$216,502	$219,425	$(2,923)	-1.3%

Paperboard Segment

Sales for the paperboard segment increased primarily due to higher selling prices which accounted for approximately $3.8 million. This increase was partially offset by lower volume which accounted for approximately $0.4 million and a decrease of approximately $1.3 million in sales related to the disposition of a converting facility during 2007.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower volume which accounted for a decrease of approximately $16.4 million which was partially offset by higher selling prices which accounted for an estimated increase of $10.3 million.

Tube and Core Segment

Sales for the tube and core segment increased primarily due to higher tube and core selling prices which accounted for an increase of $2.9 million. This increase was partially offset by lower volume which accounted for an estimated decrease of $2.2 million in sales.

Folding Carton Segment

Sales for the folding carton segment increased primarily due to higher volume.

Cost of Sales. Cost of sales for the three months ended March 31, 2008 decreased $4.9 million from $193.3 million in 2007 to $188.4 million in 2008. This decrease was primarily due to the following factors:

•	Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $2.5 million in the paperboard segment related to the disposition of facilities during 2007.

•	Lower depreciation expense of approximately $1.0 million due primarily to accelerated depreciation in 2007 in the folding carton segment related to a facility closure.

•	Lower direct material and freight costs of approximately $6.3 million in the recovered fiber segment due to lower volume.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of $2.5 million in the paperboard segment primarily due to increased fiber prices.

•	Higher energy and fuel costs of $796 thousand in the paperboard segment due to increased fuel prices.

•	Higher direct material costs of $1.3 million in the tube and core segment primarily due to increased paperboard costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 decreased $4.2 million from $28.6 million in 2007 to $24.4 million in 2008. The decrease was primarily due to the following factors:

•	Elimination of approximately $716 thousand of selling, general and administrative salaries and related employee expenses in the paperboard segment.

•	Reduction of approximately $1.0 million of selling, general and administrative salaries and related employee expenses in the folding carton segment.

•	Lower bad debt expense of $850 thousand in the recovered fiber segment.

•	Selling, general and administrative expense in 2007 included $665 thousand of additional costs related to the implementation of an enterprise resource planning system.

Restructuring and Impairment Costs. During the three months ended March 31, 2008, we incurred net charges totaling $722 thousand for restructuring and impairment costs. The total consisted of approximately $562 thousand for the impairment of assets, approximately $568 thousand for other exit costs and a reduction due to a credit to severance and other termination benefits of $408 thousand. We made payments of $254 thousand in severance and other termination benefits and $618 thousand for other exit costs during the three months ended March 31, 2008, leaving an estimated liability of $4.8 million at March 31, 2008.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Income from operations for the three months ended March 31, 2008 was $3.0 million, an increase of $11.2 million compared to loss from operations of $8.2 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Paperboard	$4,579	$(1,364)	$5,943	435.7%
Recovered fiber	3,048	1,416	1,632	115.3%
Tube and core	1,689	1,471	218	14.8%
Folding carton	1,924	(2,061)	3,985	193.3%
Corporate expense	(8,271)	(7,697)	(574)	-7.5%

Total	$2,969	$(8,235)	$11,204	136.1%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	Lower restructuring costs of approximately $3.9 million.

•	Higher selling prices resulting in improved margins of approximately $1.1 million.

Recovered Fiber Segment

Income from operations improved primarily due to the following factors:

•	Higher selling prices resulting in improved margins of approximately $490 thousand.

•	Lower bad debt expense of approximately $850 thousand.

Tube and Core Segment

Income from operations improved primarily due to lower restructuring costs of approximately $648 thousand which was partially offset by lower volume which accounted for approximately $400 thousand.

Folding Carton Segment

Income from operations improved primarily due to the following factors:

•	Lower restructuring costs of approximately $1.1 million.

•	Higher volume resulting in improved margins of approximately $1.1 million.

•	Reductions in total selling, general and administrative expenses of approximately $1.8 million.

Discontinued Operations. The loss from discontinued operations for the three months ended March 31, 2007, was $270 thousand. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended March 31, 2008 and 2007 was approximately $4.3 million and $4.7 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.9 million for the three months ended March 31, 2008, an increase of $1.8 million compared to the same period in 2007. This increase was primarily due to increased containerboard volume and margins which offset the decline in gypsum wallboard facing paper.

(Expense) Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended March 31, 2008 was an expense of 72.8%, compared to a benefit of 27.2% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net Income (loss). Due to the factors discussed above, net income for the three months ended March 31, 2008 was $163 thousand, or $0.01 per common share, compared to a net loss of $8.9 million, or $0.31 net loss per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2007 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. We believe that our cash on hand at March 31, 2008 of $90 thousand together with our borrowing availability under our senior credit facility will be sufficient to meet our cash requirements for the next 12 months. However, it is likely that we will refinance our $200.0 million outstanding senior notes due in June 2009. We are evaluating various refinancing alternatives. If we are unable to generate cash at projected levels and consummate certain contemplated asset sales, our ability to generate cash sufficient to meet our long-term requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

•	Continued volatility in the debt markets.

•	A contraction in domestic demand for recycled paperboard and related packaging products.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Potential increases in fuel and energy costs.

•	Potential increases in the cost of recovered fiber.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

The occurrence, continuation, or exacerbation of these conditions could require us to seek additional funds from external sources in order to meet our liquidity requirements. In such event, our ability to obtain additional funds would depend on the various business and credit market conditions prevailing at the time, which are difficult to predict and many of which are out of our control. Our ability to secure additional funds could also be materially adversely affected by our substantial indebtedness. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The availability of liquidity from our Senior Credit Facility (as previously defined) is primarily affected by our collateral base and our continued compliance with the terms of the Senior Credit Facility, including the payment of interest and compliance with various covenants and financial maintenance tests. We were in compliance with the covenants under our Senior Credit Facility as of March 31, 2008. Absent a deterioration of the U.S. economy as a whole or the specific sectors on which our business depends, we believe we will be in compliance with our covenants under the senior credit agreement for the next 12 months.

Borrowings. At March 31, 2008 and December 31, 2007, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	March 31, 2008	December 31, 2007
Senior credit facility-revolver	$17,213	$10,339
Senior credit facility-term loan	18,589	20,048
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	1,156	1,505

Total debt	$263,908	$258,842

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, we amended our senior credit facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At March 31, 2008, we had $18.6 million outstanding under the five-year term loan and $17.2 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $27.0 million at March 31, 2008. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

Outstanding principal of the term loan initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facility) plus 0.50%, or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate plus .25% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 1.75%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ended June 30, 2007. Under the pricing grid, the applicable margins for the term loan range from 0.0% to 1.0% for base rate loans and from 1.50% to 2.50% for LIBOR loans, and the applicable margins for the revolver range from 0.0% to 0.75% for base rate loans and from 1.25% to 2.25% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.25%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%. The actual rates in effect at March 31, 2008 were 4.90% and 5.15% for outstanding revolver and term loan borrowings, respectively.

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

Since December 31, 2007, there have been no material changes in our obligations with respect to our other joint venture, Premier Boxboard Limited. For more information about these obligations and contingencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Because we account or accounted for the interests in our joint ventures under the equity method of accounting, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets.

Cash Used in Operations. Cash used in operations was $3.7 million for the three months ended March 31, 2008, compared with cash used in operations of $7.8 million for the same period in 2007. This improvement was primarily due to our improvement in operating results of approximately $9.1 million, partially offset by an increase in cash used for working capital of $1.8 million and pension plan contributions of $3.1 million during the three months ended March 31, 2008 compared to no payments during the same period in 2007.

Capital Expenditures. Capital expenditures were $3.9 million for the three months ended March 31, 2008 versus $8.1 million for the same period in 2007. Aggregate capital expenditures of approximately $12 million to $15 million are anticipated for 2008, of which $3.9 million has been expended through March 31, 2008. Management believes the Company will have sufficient liquidity to complete our remaining 2008 capital expenditures.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The only significant changes to our contractual obligations since December 31, 2007 are the repayment or incurrence of debt and interest under the Senior Credit Facility. These borrowings resulted in payment obligations as of March 31, 2008 as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$18,589	$5,830	$12,759	$—	$—
Senior credit facility-revolver	17,213	—	17,213	—	—
Interest payment obligation for senior credit facility	3,950	1,611	2,339	—	—

Total	$39,752	$7,441	$32,311	$—	$—

As of March 31, 2008, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $14.0 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations, or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, our ability to refinance our substantial indebtedness at maturity, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, increases in pension and insurance costs, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, the impact on the company of its results of operations in recent years and the sufficiency of its financial resources to absorb the impact, our ability to successfully dispose of our assets held for sale, unforeseen difficulties with the integration of our IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in the company’s registration statements and its most recent reports on Form 10-K, 10-Q and 8-K, as amended, filed with or furnished to, the Securities and Exchange Commission (the “SEC”). With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant developments with respect to our exposure to interest rate market risks other than the debt transactions disclosed in the notes to our condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2007, we began the implementation of a new Enterprise Resource Planning system. Due to this implementation, internal controls have changed in various functional areas within the company. Management has taken steps to ensure appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue throughout 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, claims are asserted against the Company arising out of its operations in the normal course of business. Management does not believe that the Company is a party to any litigation that will have a material adverse effect on its financial condition or results of operation.

ITEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to those risk factors since the date of the Annual Report.

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

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Date: May 9, 2008		Ronald J. Domanico Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01†	—	Form of Amendment to Terms of Employment, dated April 8, 2008, between the Company and the officers of the Company.

10.02†	—	Form of Amended and Restated Change in Control Severance Agreement, dated April 8, 2008, between the Company and the officers of the Company.

10.03†	—	Caraustar Industries, Inc. Amended and Restated Restoration Plan, dated as of April 8, 2008.

10.35†	—	Agreement for Purchase and Sale of Mayers Fibre Tube & Core, dated as of January 1, 2008, by and among the Company, Caraustar Industrial Canada, Inc. and 2789737 Manitoba Ltd.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith