Form 10-Q
period 2008-06-30
CARAUSTAR INDUSTRIES INC
filed 2008-08-11
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Non-accelerated filer  ☐ (Do not check if a Smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 1, 2008.

Common Stock, $.10 par value	29,522,875
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$80	$6,548
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,088 and $4,683 as of June 30, 2008 and December 31, 2007, respectively	81,735	74,207
Inventories	61,238	65,412
Refundable income taxes	249	104
Current deferred tax assets	6,215	5,841
Other current assets	8,807	7,061
Assets of discontinued operations held for sale	96	96

Total current assets	158,420	159,269

Property, plant and equipment:
Land	9,798	9,803
Buildings and improvements	82,173	83,685
Machinery and equipment	407,126	402,968
Furniture and fixtures	32,359	32,345

	531,456	528,801
Less accumulated depreciation	(301,168)	(288,892)

Property, plant and equipment, net	230,288	239,909

Goodwill	125,326	122,542
Investment in unconsolidated affiliate	38,171	39,117
Other assets	10,675	11,183

	$562,880	$572,020

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$197,414	$5,830
Accounts payable	60,898	63,968
Accrued interest	1,702	1,773
Accrued compensation	10,499	9,828
Accrued pension	496	496
Capital lease obligations	28	72
Other accrued liabilities	18,876	20,913

Total current liabilities	289,913	102,880

Long-term debt, less current maturities	64,468	253,012
Long-term capital lease obligations	2	14
Deferred income taxes	32,053	34,082
Pension liability	24,381	27,980
Other liabilities	14,229	14,233
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,506,972 and 29,465,416 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,951	2,947
Additional paid-in capital	193,900	192,978
Retained deficit	(38,566)	(35,127)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(21,929)	(22,772)
Foreign currency translation	1,478	1,793

Total accumulated other comprehensive loss	(20,451)	(20,979)

Total shareholders’ equity	137,834	139,819

	$562,880	$572,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$217,026	$221,248	$433,528	$440,673
Cost of goods sold	190,810	191,365	379,185	384,661
Selling, general and administrative expenses	24,301	25,983	48,737	54,561
Restructuring and impairment costs	5,844	3,724	6,566	9,510

(Loss) income from operations	(3,929)	176	(960)	(8,059)
Other (expense) income:
Interest expense	(4,214)	(4,829)	(8,542)	(9,479)
Interest income	13	48	37	102
Equity in income of unconsolidated affiliate	1,139	355	3,054	514
Other, net	62	76	82	98

	(3,000)	(4,350)	(5,369)	(8,765)

Loss from continuing operations before income taxes and minority interest	(6,929)	(4,174)	(6,329)	(16,824)
Benefit for income taxes	3,327	1,652	2,890	5,088

Loss from continuing operations	(3,602)	(2,522)	(3,439)	(11,736)

Discontinued operations:
Income from discontinued operations before income taxes	—	333	—	749
Provision for income taxes of discontinued operations	—	(119)	—	(265)

Income from discontinued operations	—	214	—	484

Net Loss	$(3,602)	$(2,308)	$(3,439)	$(11,252)

Other comprehensive income (loss):
Pension gains and losses, net of tax	$422	$1,141	$843	$1,141
Foreign currency translation adjustment	146	303	(315)	359

Comprehensive loss	$(3,034)	$(864)	$(2,911)	$(9,752)

Basic (loss) income per common share:
Continuing operations	$(0.13)	$(0.09)	$(0.12)	$(0.41)

Discontinued operations	$—	$0.01	$—	$0.02

Net loss	$(0.13)	$(0.08)	$(0.12)	$(0.39)

Weighted average number of shares outstanding	28,691	28,615	28,671	28,609

Diluted (loss) income per common share:
Continuing operations	$(0.13)	$(0.09)	$(0.12)	$(0.41)

Discontinued operations	$—	$0.01	$—	$0.02

Net loss	$(0.13)	$(0.08)	$(0.12)	$(0.39)

Diluted weighted average number of shares outstanding	28,691	28,615	28,671	28,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(3,439)	$(11,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,965	10,570
Equity-based compensation expense	817	554
Restructuring and impairment costs	5,796	3,055
Deferred income taxes	(2,978)	(5,030)
Equity in income of unconsolidated affiliate	(3,054)	(514)
Distributions from unconsolidated affiliate	2,202	—
Changes in operating assets and liabilities, net of acquisitions	(9,984)	(9,611)

Net cash used in operating activities	(1,675)	(12,228)

Investing activities:
Purchases of property, plant and equipment	(5,770)	(11,600)
Proceeds from disposal of property, plant and equipment	881	1,369
Acquisition of businesses, net of cash acquired	(5,359)	—
Changes in restricted cash	(31)	(75)
Return of investment in unconsolidated affiliates	1,798	41
Investment in unconsolidated affiliate	—	(78)

Net cash used in investing activities	(8,481)	(10,343)

Financing activities:
Proceeds from senior credit facility-revolver	73,566	83,954
Repayments of senior credit facility-revolver	(66,905)	(56,954)
Repayments of senior credit facility – term loan	(2,917)	(2,917)
Payments for capital lease obligations	(56)	(273)
Issuances of stock, net of forfeitures	—	20

Net cash provided by financing activities	3,688	23,830

Net change in cash and cash equivalents	(6,468)	1,259
Cash and cash equivalents at beginning of period	6,548	1,022

Cash and cash equivalents at end of period	$80	$2,281

Supplemental disclosures:
Cash payments for interest	$9,817	$9,513

Income tax payments, net	$4	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and its consolidated subsidiaries (“Company,” “us,” or “we”) as of June 30, 2008, and the results of operations for the three months and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007, respectively. The results of operations for the three months and six months ended June 30, 2008 and the cash flows for the six months ended June 30, 2008 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2008.

For the three months and six months ended June 30, 2007, certain reclassifications of balances have been made between discontinued operations and continuing operations as a result of the Company’s sale of its composite container and plastics businesses during the third quarter of 2007. There were no discontinued operations to be reported for the three months and six months ended June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. The Company has not yet determined the effect, if any, SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, SFAS 161 will have on its financial position or results of operations.

Note 3. Acquisitions

Effective January 1, 2008, the Company acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, for approximately $5.4 million. Mayers is a manufacturer of construction tubes, waxed void tubes, paper cores, plastic test cylinder molds, paper mailing tubes and metal end containers. The Company allocated approximately $2.2 million of the purchase price to current assets, $0.6 million to fixed assets, $0.3 million to current liabilities and $2.9 million to goodwill.

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

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards, non-vested Restricted Performance Awards, or a combination of any or all of them, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Company stock meets a specific target price and trades at that price or higher for twenty consecutive trading days. The Restricted Service Awards issued by the Company will vest 50% two years from the date of grant and 100% three years from the date of grant. The Restricted Performance Awards vest based on the achievement of financial targets based on cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over a three year (2007 – 2009) performance period. In May 2003 the Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is eligible to receive a grant of 3,000 options annually.

There were no options granted during the six months ended June 30, 2008 and 2007. The Company recorded compensation expense of approximately $258 thousand and $220 thousand for the six months ended June 30, 2008 and 2007, respectively, related to all options. The amount reported for the six months ended June 30, 2007 included approximately $106 thousand of compensation expense related to options issued in December 2006. No options were exercised during the six months ended June 30, 2008 and 3,000 options were exercised during the six months ended June 30, 2007. The total intrinsic value of the 3,000 options exercised during the six months ended June 30, 2007, was insignificant. As of June 30, 2008, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 2.0 years using the straight-line method.

During the six months ended June 30, 2008, the Company granted 4,500 PARS at the weighted-average grant date fair value price of $2.78 per share. During the six months ended June 30, 2007, the Company granted 4,500 PARS at the weighted-average grant date fair value price of $7.46 per share. No nonvested stock vested during the six months ended June 30, 2008 and 2007. The Company recorded approximately $559 thousand and $335 thousand of compensation expense during the six months ended June 30, 2008 and 2007, respectively, related to all non-vested stock. As of June 30, 2008, there was approximately $3.8 million of total unrecognized compensation cost related to all non-vested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 3.3 years, unless specific performance targets are achieved, at which time the non-vested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for all non-vested stock and stock options for the six months ended June 30, 2008 and 2007 included in the Company’s results of operations was $817 thousand and $554 thousand, respectively. The Company recognized no windfall tax benefit for the six months ended June 30, 2008 and 2007.

The following table summarizes the stock option activity during the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2007	2,090,645	$13.58
Granted	—	—
Forfeited	(156,773)	29.75
Exercised	—	—

Outstanding at June 30, 2008	1,933,872	$12.27	5.3	$—

Vested and expected to vest as of June 30, 2008	1,902,690	$12.35	5.2	$—

Options exercisable as of June 30, 2008	1,398,982	$14.96	3.9	$—

(1)	These amounts represent the difference between the weighted average exercise price and $2.91, the closing price of Caraustar stock on June 30, 2008 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s non-vested stock as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	831,939	$9.26
Granted	4,500	2.78
Vested	—	—
Forfeited	(21,235)	8.45

Non-vested at June 30, 2008	815,204	$9.25

No options were granted during the three months and six months ended June 30, 2008 and 2007, and therefore, the assumptions used in the Black-Scholes option pricing model have not been provided.

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

Inventories at June 30, 2008 and December 31, 2007, were as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials and supplies	$25,413	$28,079
Finished goods and work in process	35,825	37,333

Total inventory	$61,238	$65,412

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

Operating Results Data

There were no discontinued operations for the six months ended June 30, 2008. The following table shows the results of discontinued operations for the three months and six months ended June 30, 2007 (in thousands).

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Sales	$14,396	$27,716
Cost of sales	13,323	25,364
Selling, general and administrative expenses	733	1,588
Restructuring and impairment costs	12	14

Income from operations	328	750
Other income (expense), net	5	(1)

Income from discontinued operations before income taxes	333	749
Provision for income taxes	(119)	(265)

Income from discontinued operations	$214	$484

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

Note 7. Senior Credit Facility and Long-Term Debt

At June 30, 2008 and December 31, 2007, total long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior credit facility – revolver	$17,000	$10,339
Senior credit facility – term loan	17,131	20,048
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap agreements (1)	801	1,505

Total debt	261,882	258,842
Less current maturities	(197,414)	(5,830)

Total long-term debt	$64,468	$253,012

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

The carrying value of total debt outstanding at June 30, 2008 maturing during the next five years and thereafter is as follows (in thousands):

2008	$2,917
2009	197,417
2010	33,800
2011	19,548
2012	3,500
Thereafter	4,700

Total debt	$261,882

Senior Credit Facility

On March 30, 2006, the Company amended its Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provided for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, the Company amended its Senior Credit Facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At June 30, 2008, the Company had $17.1 million outstanding under the five-year term loan and $17.0 million outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $25.1 million at June 30, 2008. The term loan was drawn in full at closing and is required to be repaid in monthly installments based on a level six-year amortization schedule, with all remaining outstanding principal due on March 30, 2011.

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

The actual rates in effect at June 30, 2008 were 4.25% and 4.54% for outstanding revolver and term loan borrowings, respectively.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, the Company must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million “Minimum Availability Reserve” would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, the Company would not meet the fixed charge coverage ratio and, therefore, does not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company. See Note 17 for information regarding the amendment of the Senior Credit Facility subsequent to June 30, 2008.

The Company was in compliance with the Senior Credit Facility covenants as of June 30, 2008.

Senior Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7  3/8% senior notes due June 1, 2009. The 7  3/8% senior notes were issued at a discount to yield an effective annualized interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective annualized interest rate of the 7   3/8% senior notes is 6.3%. The 7  3/8% senior notes are unsecured obligations of the Company. As of June 30, 2008, the Company has purchased an aggregate of $10.3 million of these notes in the open market. The company expects to raise the funds necessary to refinance its Senior Notes through a combination of certain asset sales and by securing high yield, secured or unsecured, or asset based financing. While the Company is aggressively pursuing its refinancing strategy, it can give no assurance that such efforts will produce sufficient funds to permit it to refinance the Senior Notes on favorable terms, or at all.

On March 29, 2001, the Company issued $29.0 million of 7  1/4% senior notes due May 1, 2010. These senior notes were issued at a discount to yield an effective interest rate of 9.4%. The publicly traded senior notes are unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales (external customers):
Paperboard	$53,466	$52,707	$108,415	$105,593
Recovered fiber	29,721	38,138	61,711	76,236
Tube, core and composite container	74,664	75,709	147,193	147,732
Folding carton and custom packaging	59,175	54,694	116,209	111,112

Total	$217,026	$221,248	$433,528	$440,673

Sales (intersegment):
Paperboard	$34,624	$38,687	$67,782	$71,845
Recovered fiber	27,247	22,489	49,695	44,937
Tube, core and composite container	1,328	1,232	2,555	2,459
Folding carton and custom packaging	(81)	271	112	464

Total	$63,118	$62,679	$120,144	$119,705

(Loss) income from continuing operations:
Paperboard (A)	$(3,897)	$1,928	$682	$564
Recovered fiber (B)	992	1,631	4,040	3,047
Tube, core and composite container (C)	2,796	1,845	4,485	3,316
Folding carton and custom packaging (D)	2,890	1,405	4,814	(656)

Total	2,781	6,809	14,021	6,271
Corporate expense (E)	(6,710)	(6,633)	(14,981)	(14,330)

(Loss) income from continuing operations	(3,929)	176	(960)	(8,059)
Interest expense	(4,214)	(4,829)	(8,542)	(9,479)
Interest income	13	48	37	102
Equity in income of unconsolidated affiliates	1,139	355	3,054	514
Other, net	62	76	82	98

Loss from continuing operations before income taxes and minority interest	$(6,929)	$(4,174)	$(6,329)	$(16,824)

(A)	Results for the three months ended June 30, 2008 and 2007 include charges to operations of $5.4 million and $2.9 million, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2008 and 2007 include charges to operations of $5.3 million and $6.7 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.
(B)	Results for the three months ended June 30, 2008 and 2007 include gains recorded to operations of $5 thousand and $23 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2008 and 2007 include gains recorded to operations of $44 thousand and $27 thousand, respectively, for restructuring and impairment costs. These gains relate primarily to the disposition of machinery and equipment and equipment that was held for sale.
(C)	Results for the three months ended June 30, 2008 and 2007 include charges to operations of $61 thousand and $278 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2008 and 2007 include charges to operations of $86 thousand and $949 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations, settlement of leases and disposition of machinery and equipment.
(D)	Results for the three months ended June 30, 2008 and 2007 include charges to operations of $157 thousand and $547 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2008 and 2007 include charges to operations of $450 thousand and $1.9 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.
(E)	Results for the three months ended June 30, 2008 include $186 thousand for restructuring and impairment costs. Results for the six months ended June 30, 2008 include $806 thousand for restructuring and impairment costs. These costs relate primarily to the impairment of fixed assets.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company performs an impairment test at least annually. The Company’s most recent impairment test was performed during the fourth quarter of 2007 and did not result in an impairment charge. During the third quarter of 2007 the Company recognized a $5.0 million write-off of goodwill in the tube and core segment related to the divestiture of the segment’s composite container and plastics businesses. This impairment was recorded in discontinued operations. During the first quarter of 2008, the Company acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, and allocated approximately $2.9 million of the purchase price to goodwill.

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2008 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton	Tube & Core	Total
Balance as of December 31, 2007	$68,396	$3,777	$—	$50,369	$122,542

Goodwill acquired	—	—	—	2,845	2,845

Foreign currency translation adjustments	—	—	—	(61)	(61)

Balance as of June 30, 2008	$68,396	$3,777	$—	$53,153	$125,326

Intangible Assets

As of June 30, 2008 and December 31, 2007, the Company had an intangible asset of $4.7 million (net of $3.3 million of accumulated amortization) and $5.0 million (net of $3.0 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for each of the six month periods ended June 30, 2008 and 2007 was $257 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which acquisition was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

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

In July 2008, the Company announced the permanent cessation of uncoated recycled boxboard production at its Chattanooga paperboard mill located in Chattanooga, Tennessee. The mill ceased production in July 2008. For the six months ended June 30, 2008, the Company recorded charges of $5.0 million of impairment related to fixed assets. The Company expects to incur additional charges of $1.6 million for severance and other termination benefits and $0.6 million related to other exit costs.

As a result of the Company’s previous restructuring activities, at December 31, 2007, a $3.4 million accrual remained for severance and other termination benefits, and a $2.1 million accrual remained for other exit costs related to restructuring activities. During the first six months of 2008, the Company incurred an expense of $5.8 million on the disposal of fixed assets. The Company also benefited from a $496 thousand reversal of a previous accrual for severance and other termination benefits and incurred expenses of $132 thousand of severance and other termination benefits and $1.1 million of other exit costs. The Company paid $320 thousand in severance and other termination benefits and paid $1.2 million for other exit costs in the first six months of 2008, leaving an accrual of $4.7 million at June 30, 2008. As of June 30, 2008 these plans are substantially complete and will be finalized upon the sale of real estate associated with the closed facilities.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2007 to June 30, 2008 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2007		$3,398	$2,104	$5,502
First quarter 2008 costs	$562	(408)	568	160	$722

Expenditures		(254)	(618)	(872)

Liability balance, March 31, 2008		$2,736	$2,054	$4,790

Second quarter 2008 costs	$5,234	44	566	610	$5,844

Expenditures		(66)	(602)	(668)

Liability balance, June 30, 2008		$2,714	$2,018	$4,732

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of June 30, 2008, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of June 30, 2008	Estimated Costs to Complete Initiatives as of June 30, 2008	Total Estimated Costs of Initiatives as of June 30, 2008
Paperboard	$25,043	$3,742	$28,785
Folding carton	12,685	430	13,115
Tube and core	624	49	673

Total	$38,352	$4,221	$42,573

Note 11. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $8.7 million are expected to be made during 2008. During the six months ended June 30, 2008, the Company made contributions of $4.5 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at June 30, 2008.

Pension expense for the Pension Plan and the SERP includes the following components for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Pension Plan		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Service cost of benefits earned	$512	$726	$82	$93
Interest cost on projected benefit obligation	1,913	1,897	141	142
Estimated return on plan assets	(2,145)	(1,842)	—	—
Net amortization and deferral	599	934	60	80

Net pension expense	$879	$1,715	$283	$315

	Pension Plan		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost of benefits earned	$1,155	$1,282	$164	$181
Interest cost on projected benefit obligation	3,835	3,708	286	281
Estimated return on plan assets	(4,336)	(3,792)	—	—
Net amortization and deferral	1,198	1,671	124	158

Net pension expense	$1,852	$2,869	$574	$620

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and six months ended June 30, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost of benefits earned	$6	$9	$11	$18
Interest cost on accumulated postretirement benefit obligation	73	89	147	178
Amortization	12	38	24	76

Net postretirement benefit cost	$91	$136	$182	$272

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

As of June 30, 2008 and December 31, 2007, the Company had $14.1 million and $13.8 million of unrecognized tax benefits, of which $4.7 million and $4.6 million, respectively, would affect the annual effective tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of June 30, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $718 thousand and $667 thousand, respectively.

The effective rate of income tax for continuing operations for the six months ended June 30, 2008 was a 45.7% benefit, compared with a 30.2% benefit for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

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

Note 13. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss from continuing operations (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss from continuing operations	$(3,602)	$(2,522)	$(3,439)	$(11,736)
Weighted average number of common shares outstanding - basic	28,691	28,615	28,671	28,609
Common share equivalents	—	—	—	—

Weighted average number of common shares outstanding – diluted	28,691	28,615	28,671	28,609

Basic loss per share from continuing operations	$(0.13)	$(0.09)	$(0.12)	$(0.41)

Diluted loss per share from continuing operations	$(0.13)	$(0.09)	$(0.12)	$(0.41)

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of anti-dilutive common share equivalents not included in the computation of diluted weighted average shares for the six months ended June 30, 2008 and 2007 was 1,933,872 and 1,639,495, respectively.

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

	June 30, 2008	December 31, 2007
Current assets	$21,191	$19,571
Noncurrent assets	118,266	121,943
Current liabilities	12,813	12,761
Long-term liabilities	261	501
Long-term debt	50,000	50,000
Net assets	76,382	78,252

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$34,931	$32,211	$70,365	$61,026
Gross profit	5,736	4,408	13,100	8,054
Income from operations	3,334	1,700	8,193	2,899
Net income	2,277	723	6,107	1,015

The Company received $4.0 million in cash distributions from PBL during the six months ended June 30, 2008. The Company received no cash distributions from PBL during the six months ended June 30, 2007. The Company’s equity interest in earnings from PBL for the three months ended June 30, 2008 and 2007 was approximately $1.1 million and $362 thousand, respectively. The Company’s equity interest in earnings from PBL for the six months ended June 30, 2008 and 2007 was approximately $3.1 million and $507 thousand, respectively.

See discussion of PBL’s debt and related obligations in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See Note 17 for information regarding the Company’s sale of its interest in PBL subsequent to June 30, 2008.

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

The following table summarizes the carrying amounts and fair values of certain assets at June 30, 2008 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Restricted cash	$3,994	$3,994	$—	$—

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of June 30, 2008 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	$22,330	$27,967
7 3/8% Senior Notes	165,557	191,584

	$187,887	$219,551

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80	$—	$—	$80
Intercompany funding	(246,479)	249,618	(3,139)	—	—
Receivables, net of allowances	173	77,163	4,399	—	81,735
Inventories	—	59,482	1,756	—	61,238
Refundable income taxes	249	—	—	—	249
Current deferred tax assets	6,215	—	—	—	6,215
Other current assets	4,405	4,372	30	—	8,807
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(235,341)	390,715	3,046	—	158,420

Property, plant and equipment	32,932	491,120	7,404	—	531,456
Less accumulated depreciation	(14,796)	(284,919)	(1,453)	—	(301,168)

Property, plant and equipment, net	18,136	206,201	5,951	—	230,288

Goodwill	—	119,040	6,286	—	125,326

Investment in consolidated subsidiaries	631,176	—	—	(631,176)	—

Investment in unconsolidated affiliate	38,171	—	—	—	38,171

Other assets	5,172	5,503	—	—	10,675

	$457,314	$721,459	$15,283	$(631,176)	$562,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$197,414	$—	$—	$—	$197,414
Accounts payable	10,545	49,005	1,348	—	60,898
Accrued interest	1,635	67	—	—	1,702
Accrued compensation	1,535	8,654	310	—	10,499
Accrued pension	496	—	—	—	496
Capital lease obligations	—	28	—	—	28
Other accrued liabilities	3,455	15,291	130	—	18,876

Total current liabilities	215,080	73,045	1,788	—	289,913

Long-term debt, less current maturities	56,268	8,200	—	—	64,468

Long-term capital lease obligations	—	2	—	—	2

Deferred income taxes	18,344	12,164	1,545	—	32,053

Pension liability	24,381	—	—	—	24,381

Other liabilities	5,407	8,822	—	—	14,229

Shareholders’ equity:
Common stock	2,951	772	497	(1,269)	2,951
Additional paid-in capital	193,900	550,830	13,632	(564,462)	193,900
Retained (deficit) earnings	(38,566)	67,624	(3,657)	(63,967)	(38,566)
Accumulated other comprehensive (loss) income	(20,451)	—	1,478	(1,478)	(20,451)

Total shareholders’ equity	137,834	619,226	11,950	(631,176)	137,834

	$457,314	$721,459	$15,283	$(631,176)	$562,880

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$276,775	$8,502	$(68,251)	$217,026
Cost of sales	—	251,314	7,747	(68,251)	190,810
Selling, general and administrative expenses	7,197	16,225	879	—	24,301
Restructuring and impairment costs	353	5,491	—	—	5,844

(Loss) income from operations	(7,550)	3,745	(124)	—	(3,929)
Other (expense) income:
Interest expense	(4,126)	(88)	—	—	(4,214)
Interest income	13	—	—	—	13
Equity in income of consolidated affiliate	3,595	—	—	(3,595)	—
Equity in income of unconsolidated affiliate	1,139	—	—	—	1,139
Other, net	—	69	(7)	—	62

	621	(19)	(7)	(3,595)	(3,000)

(Loss) income from continuing operations before income taxes and minority interest	(6,929)	3,726	(131)	(3,595)	(6,929)
Benefit for income taxes	3,327	—	—	—	3,327

(Loss) income from continuing operations	(3,602)	3,726	(131)	(3,595)	(3,602)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	—	—
Benefit for income taxes of discontinued operations	—	—	—	—	—

Income (loss) from discontinued operations	—	—	—	—	—

Net (loss) income	$(3,602)	$3,726	$(131)	$(3,595)	$(3,602)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$285,210	$5,649	$(69,611)	$221,248
Cost of sales	—	255,927	5,049	(69,611)	191,365
Selling, general and administrative expenses	6,804	18,647	532	—	25,983
Restructuring and impairment costs	—	3,649	75	—	3,724

(Loss) income from operations	(6,804)	6,987	(7)	—	176
Other (expense) income:
Interest expense	(4,728)	(101)	—	—	(4,829)
Interest income	47	—	1	—	48
Equity in income of consolidated affiliate	7,289	—	—	(7,289)	—
Equity in income of unconsolidated affiliate	355	—	—	—	355
Other, net	—	153	(77)	—	76

	2,963	52	(76)	(7,289)	(4,350)

(Loss) income from continuing operations before income taxes and minority interest	(3,841)	7,039	(83)	(7,289)	(4,174)
Benefit for income taxes	1,652	—	—	—	1,652

(Loss) income from continuing operations	(2,189)	7,039	(83)	(7,289)	(2,522)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(74)	407	—	333
Benefit (provision) for income taxes of discontinued operations	—	26	(145)	—	(119)

Income (loss) from discontinued operations	—	(48)	262	—	214

Net (loss) income	$(2,189)	$6,991	$179	$(7,289)	$(2,308)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$553,456	$16,088	$(136,016)	$433,528
Cost of sales	—	500,406	14,795	(136,016)	379,185
Selling, general and administrative expenses	15,761	31,633	1,343	—	48,737
Restructuring and impairment costs	806	5,760	—	—	6,566

(Loss) income from operations	(16,567)	15,657	(50)	—	(960)
Other (expense) income:
Interest expense	(8,362)	(180)	—	—	(8,542)
Interest income	37	—	—	—	37
Equity in income of consolidated affiliate	15,509	—	—	(15,509)	—
Equity in income of unconsolidated affiliate	3,054	—	—	—	3,054
Other, net	—	36	46	—	82

	10,238	(144)	46	(15,509)	(5,369)

(Loss) income from continuing operations before income taxes and minority interest	(6,329)	15,513	(4)	(15,509)	(6,329)
Benefit for income taxes	2,890	—	—	—	2,890

(Loss) income from continuing operations	(3,439)	15,513	(4)	(15,509)	(3,439)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	—	—
Benefit for income taxes of discontinued operations	—	—	—	—	—

Income (loss) from discontinued operations	—	—	—	—	—

Net (loss) income	$(3,439)	$15,513	$(4)	$(15,509)	$(3,439)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2007
		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$—	$562,841	$10,621	$(132,789)	$440,673
Cost of sales	—	507,651	9,799	(132,789)	384,661
Selling, general and administrative expenses	14,734	38,761	1,066	—	54,561
Restructuring and impairment costs	9	9,136	365	—	9,510

(Loss) income from operations	(14,743)	7,293	(609)	—	(8,059)
Other (expense) income:
Interest expense	(9,277)	(202)	—	—	(9,479)
Interest income	101	—	1	—	102
Equity in income of consolidated affiliate	7,330	—	—	(7,330)	—
Equity in income of unconsolidated affiliate	514	—	—	—	514
Other, net	—	126	(28)	—	98

	(1,332)	(76)	(27)	(7330)	(8,765)

(Loss) income from continuing operations before income taxes and minority interest	(16,075)	7,217	(636)	(7,330)	(16,824)
Benefit for income taxes	5,088	—	—	—	5,088

(Loss) income from continuing operations	(10,987)	7,217	(636)	(7,330)	(11,736)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(107)	856	—	749
Benefit (provision) for income taxes of discontinued operations	—	38	(303)	—	(265)

Income (loss) from discontinued operations	—	(69)	553	—	484

Net (loss) income	$(10,987)	$7,148	$(83)	$(7,330)	$(11,252)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(5,228)	$(1,308)	$4,861	$—	$(1,675)
Investing activities:
Purchases of property, plant and equipment	(543)	(5,227)	—	—	(5,770)
Proceeds from disposal of property, plant and equipment	—	881	—	—	881
Changes in restricted cash	(31)	—	—	—	(31)
Return of investment in unconsolidated affiliate	1,798	—	—	—	1,798
Acquisition of businesses, net of cash acquired	—	—	(5,359)	—	(5,359)

Net cash provided by (used in) investing activities	1,224	(4,346)	(5,359)	—	(8,481)

Financing activities:
Proceeds from senior credit facility – revolver	73,566	—	—	—	73,566
Repayments of senior credit facility – revolver	(66,905)	—	—	—	(66,905)
Repayments of senior credit facility – term loan	(2,917)	—	—	—	(2,917)
Payments for capital lease obligations	(56)	—	—	—	(56)

Net cash provided by financing activities	3,688	—	—	—	3,688

Net decrease in cash and cash equivalents	(316)	(5,654)	(498)	—	(6,468)
Cash and cash equivalents at beginning of period	316	5,734	498	—	6,548

Cash and cash equivalents at end of period	$—	$80	$—	$—	$80

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,138)	$8,389	$(479)	$—	$(12,228)

Investing activities:
Purchases of property, plant and equipment	(1,970)	(9,630)	—	—	(11,600)
Proceeds from disposal of property, plant and equipment	—	1,321	48	—	1,369
Changes in restricted cash	(75)	—	—	—	(75)
Return of investment in unconsolidated affiliate	41	—	—	—	41
Investment in unconsolidated affiliate	(78)	—	—	—	(78)

Net cash (used in) provided by investing activities	(2,082)	(8,309)	48	—	(10,343)

Financing activities:
Proceeds from senior credit facility - revolver	83,954	—	—	—	83,954
Repayments of senior credit facility - revolver	(56,954)	—	—	—	(56,954)
Repayments of senior credit facility – term loan	(2,917)	—	—	—	(2,917)
Payments for capital lease obligations	(255)	(18)	—	—	(273)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by (used in) financing activities	23,848	(18)	—	—	23,830

Net increase (decrease) in cash and cash equivalents	1,628	62	(431)	—	1,259
Cash and cash equivalents at beginning of period	154	88	780	—	1,022

Cash and cash equivalents at end of period	$1,782	$150	$349	$—	$2,281

Note 17. Subsequent Event

On July 24, 2008, the Company completed a transaction (the “Transaction”) to sell its 50% membership interest in PBL to its joint venture partner, Temple-Inland, Inc. (“Temple”) for $62 million. The Company used the proceeds of the sale to repay all outstanding debt under its Senior Credit Facility – comprised of the term loan and revolving credit facility – totaling approximately $31 million. Excess proceeds of approximately $31 million as well as availability under the revolving line of credit will be available to the Company for working capital and debt repayment needs.

On July 24, 2008, the Company also amended its Senior Credit Facility, originally dated March 30, 2006, with Bank of America, N.A., to permit the Transaction. The Consent and Fourth Amendment to Amended and Restated Credit Agreement (the “Amendment”) established a requirement to maintain an average daily availability under the Senior Credit Facility of greater than $25 million for a period of 90 days prior to the prepayment of any debt. The Amendment also changed the applicable margins in the pricing grid. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus .50% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2008. Under the pricing grid, the applicable margins for the revolver range from 0.0% to 1.00% for base rate loans and from 1.50% to 2.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate that ranges from 0.25% to 0.375%.

On July 18, 2008, the Company completed the sale of its Reading paperboard mill real estate, located in Sinking Springs, Pennsylvania. The net proceeds were approximately $1.1 million which were received at closing. The Company will record a gain of approximately $1.0 million on the sale of this property.

In July 2008, the Company announced the permanent cessation of uncoated recycled boxboard production at its Chattanooga paperboard mill located in Chattanooga, Tennessee. The mill ceased production in July 2008. For the six months ended June 30, 2008, the Company recorded charges of $5.0 million of impairment related to fixed assets. The Company expects to incur additional charges of $1.6 million for severance and other termination benefits and $0.6 million related to other exit costs.

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

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and operates specialty converting operations. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube and core segment produces spiral and convolute-wound tubes and cores and edge protectors. The folding carton segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 52% in the first six months of 2008. The remaining 48% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. These integration statistics do not include volume produced or converted by our 50% owned, unconsolidated joint venture, Premier Boxboard Limited LLC. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

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

Our substantial level of indebtedness, including our Senior Notes, which are now classified as current liabilities and are due on June 1, 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. We are attempting to refinance, restructure or raise sufficient capital to repay our $189.8 million outstanding on the initial issuance of $200.0 million. We are pursuing various alternatives to meet that objective. We may not, however, be able to refinance the Senior Notes on terms acceptable to us, or at all. We may also incur additional long-term debt, increasing these risks. Our substantial indebtedness could have significant consequences to holders of our debt and equity securities.

We are a holding company that operates our business through 22 subsidiaries as of June 30, 2008. Through July 24, 2008 we owned a 50% interest in a joint venture with Temple-Inland. We account for the interests in our joint venture under the equity method of accounting. See “–Liquidity and Capital Resources – Off—Balance Sheet Arrangements – Joint Venture Financings” below.

On July 24, 2008, we completed the sale of our 50% membership interest in Premier Boxboard Limited LLC (PBL) to our joint venture partner, Temple-Inland, Inc. (“Temple”). On July 23, 2008, PBL made the final dividend distribution to us and Temple in the amount of $1.6 million. This final distribution was made in full and complete satisfaction of our right to receive any other distribution or payment from PBL.

Please refer to Note 17. Subsequent Events in Notes to Consolidated Financial Statements in Part I, Item 1 for additional information.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Three Months Ended June 30,		Change	% Change
	2008	2007
Paperboard volume by end-use market (tons in thousands):
Tube and core market
Volume shipped to internal converters	61.8	66.9	(5.1)	-7.6%
Mill volume shipped to external customers	13.1	10.7	2.4	22.4%

Total	74.9	77.6	(2.7)	-3.5%

Folding carton market
Volume shipped to internal converters	36.5	33.3	3.2	9.6%
Mill volume shipped to external customers	22.9	23.5	(0.6)	-2.6%

Total	59.4	56.8	2.6	4.6%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	17.2	17.9	(0.7)	-3.9%

Specialty paperboard products market
Volume shipped to internal converters	25.1	26.5	(1.4)	-5.3%
Mill volume shipped to external customers	22.5	24.1	(1.6)	-6.6%

Total	47.6	50.6	(3.0)	-5.9%

Total paperboard volume	199.1	202.9	(3.8)	-1.9%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	91.9	94.0	(2.1)	-2.2%
Tube and core segment	70.7	75.6	(4.9)	-6.5%
Folding carton segment	36.5	33.3	3.2	9.6%

Total paperboard volume	199.1	202.9	(3.8)	-1.9%

Paperboard Volume. Total paperboard volume for the three months ended June 30, 2008, decreased 1.9% to 199.1 thousand tons from 202.9 thousand tons for the same period in 2007. Tons sold from paperboard mill production decreased 1.2% to 160.6 thousand tons for the three months ended June 30, 2008, compared to the same period in 2007. The total volume of paperboard converted decreased 2.6% for the three months ended June 30, 2008.

Total paperboard volume decreased primarily due to a decrease in sales of converted paperboard to the tube and core end-use markets and a decrease in sales of unconverted paperboard and converted paperboard to the specialty paperboard end use markets, primarily due to overall lower industry demand. These decreases were partially offset by increased sales of converted paperboard to the folding carton end use market and increased sales of unconverted paperboard to the tube and core end-use market.

Sales. Our consolidated sales for the three months ended June 30, 2008 decreased 1.9% to $217.0 million from $221.2 million for the same period in 2007. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,		$	%
	2008	2007	Change	Change
Paperboard	$53,466	$52,707	$759	1.4%
Recovered fiber	29,721	38,138	(8,417)	-22.1%
Tube and core	74,664	75,709	(1,045)	-1.4%
Folding carton	59,175	54,694	4,481	8.2%

Total	$217,026	$221,248	$(4,222)	-1.9%

Paperboard Segment

Sales for the paperboard segment increased primarily due to higher selling prices which accounted for approximately $2.5 million. This increase was partially offset by lower volume which accounted for approximately $0.3 million and a decrease of approximately $1.5 million in sales related to the disposition of a converting facility during 2007.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower volume which accounted for a decrease of approximately $7.3 million in addition to lower selling prices which accounted for an estimated decrease of $1.1 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower volume which accounted for a decrease of $2.7 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $1.8 million in sales.

Folding Carton Segment

Sales for the folding carton segment increased primarily due to higher volume.

Cost of Sales. Cost of sales for the three months ended June 30, 2008 decreased $0.6 million from $191.4 million in 2007 to $190.8 million in 2008. This decrease was primarily due to the following factors:

•	Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $2.4 million in the paperboard segment related to the disposition of a facility during 2007.

•	Lower direct material costs of $2.7 million in the tube and core segment primarily due to lower volume.

•	Lower direct material and freight costs of approximately $7.3 million in the recovered fiber segment due to lower volume.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of $3.1 million in the paperboard segment primarily due to increased fiber prices.

•	Higher energy and fuel costs of $1.9 million in the paperboard segment due to increased fuel prices.

•	Higher freight costs of $0.8 million in the paperboard segment.

•	Higher labor costs of approximately $0.8 million in the paperboard segment.

•	Higher direct material costs of $4.0 million in the folding carton segment primarily due to increased volume.

•	Higher freight costs of $0.9 million in the tube and core segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 decreased $1.7 million from $26.0 million in 2007 to $24.3 million in 2008. The decrease was primarily due to the following factors:

•	Lower bad debt expense of $233 thousand in the paperboard segment.

•	Reduction of approximately $441 thousand of selling, general and administrative salaries and related employee expenses in the tube and core segment.

•	Reduction of approximately $348 thousand of selling, general and administrative salaries and related employee expenses in the paperboard segment related to the disposition of a facility during 2007.

•	Reduction of approximately $287 thousand of selling, general and administrative salaries and related employee expenses in the folding carton segment.

Restructuring and Impairment Costs. During the three months ended June 30, 2008, we incurred net charges totaling $5.8 million for restructuring and impairment costs. The total consisted of approximately $5.2 million for the impairment of assets, approximately $566 thousand for other exit costs and approximately $44 thousand for severance and other termination benefits. We made payments of $66 thousand in severance and other termination benefits and $602 thousand for other exit costs during the three months ended June 30, 2008, leaving an estimated liability of $4.7 million at June 30, 2008.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

(Loss) Income From Operations. Loss from operations for the three months ended June 30, 2008 was $3.9 million, a decrease of $4.1 million compared to income from operations of $0.2 million reported for the same period last year. The following table presents (loss) income from operations by business segment (in thousands):

	Three Months Ended June 30,		$	%
	2008	2007	Change	Change
Paperboard	$(3,897)	$1,928	$(5,825)	-302.1%
Recovered fiber	992	1,631	(639)	-39.2%
Tube and core	2,796	1,845	951	51.5%
Folding carton	2,890	1,405	1,485	105.7%
Corporate expense	(6,710)	(6,633)	(77)	-1.2%

Total	$(3,929)	$176	$(4,105)	-2,332.4%

Paperboard Segment

Income from operations decreased primarily due to the following factors:

•	Higher restructuring costs of approximately $2.5 million.

•	Lower margins between selling prices and fiber costs decreased income from operations by approximately $2.7 million.

Recovered Fiber Segment

Lower selling prices decreased income from operations by approximately $1.0 million which was partially offset by lower selling, general and administrative expenses of approximately $361 thousand.

Tube and Core Segment

Income from operations improved primarily due to the following factors:

•	Higher selling prices increased income from operations by approximately $1.0 million.

•	Lower selling, general and administrative expenses of approximately $432 thousand.

•	Lower restructuring costs of approximately $215 thousand.

These improvements were partially offset by higher freight costs which decreased income from operations by approximately $892 thousand.

Folding Carton Segment

Income from operations improved primarily due to the following factors:

•	Lower restructuring costs of approximately $390 thousand.

•	Higher volume improved income from operations by approximately $775 thousand.

•	Lower selling, general and administrative expenses of approximately $320 thousand.

Discontinued Operations. Income from discontinued operations for the three months ended June 30, 2007, was $214 thousand. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended June 30, 2008 and 2007 was approximately $4.2 million and $4.8 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.1 million for the three months ended June 30, 2008, an increase of $0.7 million compared to the same period in 2007. This increase was primarily due to increased containerboard volume and margins which offset the decline in gypsum wallboard facing paper. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and will not recognize equity in income from this unconsolidated affiliate after that date.

Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended June 30, 2008 was a benefit of 48.0%, compared to a benefit of 39.6% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net Loss. Due to the factors discussed above, net loss for the three months ended June 30, 2008 was $3.6 million, or $0.13 per common share, compared to a net loss of $2.3 million, or $0.08 net loss per common share, for the same period last year.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Six Months Ended June 30,			%
	2008	2007	Change	Change
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	120.5	129.7	(9.2)	-7.1%
Mill volume shipped to external customers	26.4	23.4	3.0	12.8%

Total	146.9	153.1	(6.2)	-4.0%

Folding carton market
Volume shipped to internal converters	74.2	66.0	8.2	12.4%
Mill volume shipped to external customers	47.7	48.6	(0.9)	-1.9%

Total	121.9	114.6	7.3	6.4%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	36.9	34.5	2.4	7.0%

Specialty paperboard products market
Volume shipped to internal converters	47.9	52.3	(4.4)	-8.4%
Mill volume shipped to external customers	45.9	51.4	(5.5)	-10.7%

Total	93.8	103.7	(9.9)	-9.5%

Total paperboard volume	399.5	405.9	(6.4)	-1.6%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	188.1	193.0	(4.9)	-2.5%
Tube and core segment	137.2	146.9	(9.7)	-6.6%
Folding carton segment	74.2	66.0	8.2	12.4%

Total paperboard volume	399.5	405.9	(6.4)	-1.6%

Paperboard Volume. Total paperboard volume for the six months ended June 30, 2008, decreased 1.6% to 399.5 thousand tons from 405.9 thousand tons for the same period in 2007. Tons sold from paperboard mill production decreased 0.1% to 323.7 thousand tons for the six months ended June 30, 2008, compared to the same period in 2007. The total volume of paperboard converted decreased 2.2% for the six months ended June 30, 2008.

Total paperboard volume decreased primarily due to a decrease in sales of converted paperboard to the tube and core end-use markets and a decrease in sales of unconverted paperboard and converted paperboard to the specialty paperboard end use markets, primarily due to overall lower industry demand. These decreases were partially offset by increased sales of unconverted paperboard to the gypsum wallboard facing paper market and increased sales of converted paperboard to the folding carton end use market.

Sales. Our consolidated sales for the six months ended June 30, 2008 decreased 1.6% to $433.5 million from $440.7 million for the same period in 2007. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,		$	%
	2008	2007	Change	Change
Paperboard	$108,415	$105,593	$2,822	2.7%
Recovered fiber	61,711	76,236	(14,525)	-19.1%
Tube and core	147,193	147,732	(539)	-0.4%
Folding carton	116,209	111,112	5,097	4.6%

Total	$433,528	$440,673	$(7,145)	-1.6%

Paperboard Segment

Sales for the paperboard segment increased primarily due to higher selling prices which accounted for approximately $6.3 million. This increase was partially offset by lower volume which accounted for approximately $0.6 million and a decrease of approximately $2.8 million in sales related to the disposition of a converting facility during 2007.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower volume which accounted for a decrease of approximately $15.1 million which was partially offset by higher selling prices which accounted for an estimated increase of $0.6 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower volume which accounted for a decrease of $4.2 million. This decrease was partially offset by higher tube and core selling prices which accounted for an estimated increase of $3.9 million in sales.

Folding Carton Segment

Sales for the folding carton segment increased primarily due to higher volume.

Cost of Sales. Cost of sales for the six months ended June 30, 2008 decreased $5.5 million from $384.7 million in 2007 to $379.2 million in 2008. This decrease was primarily due to the following factors:

•	Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $3.8 million in the paperboard segment related to the disposition of a facility during 2007.

•	Lower direct material costs of $1.4 million in the tube and core segment primarily due to lower volume.

•	Lower repairs and maintenance costs of $0.6 million in the folding carton segment.

•	Lower direct material and freight costs of approximately $13.9 million in the recovered fiber segment due to lower volume.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of $4.2 million in the paperboard segment primarily due to increased fiber prices.

•	Higher energy and fuel costs of $2.8 million in the paperboard segment due to increased fuel prices.

•	Higher freight costs of $0.9 million in the paperboard segment.

•	Higher labor costs of approximately $1.2 million in the paperboard segment.

•	Higher direct material costs of $4.2 million in the folding carton segment primarily due to increased volume.

•	Higher freight costs of $1.0 million in the tube and core segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 decreased $5.9 million from $54.6 million in 2007 to $48.7 million in 2008. The decrease was primarily due to the following factors:

•	Reduction of approximately $1.0 million of selling, general and administrative salaries and related employee expenses in the paperboard segment.

•	Reduction of approximately $1.2 million of selling, general and administrative salaries and related employee expenses in the folding carton segment.

•	Reduction of approximately $1.1 million of selling, general and administrative salaries and related employee expenses in the tube and core segment.

•	Reduction of approximately $0.3 million of selling, general and administrative salaries and related employee expenses in the recovered fiber segment.

•	Lower bad debt expense of $0.9 million in the recovered fiber segment.

Restructuring and Impairment Costs. During the six months ended June 30, 2008, we incurred net charges totaling $6.6 million for restructuring and impairment costs. The total consisted of approximately $5.8 million for the impairment of assets, approximately $1.1 million for other exit costs and a reduction due to a credit to severance and other termination benefits of $364 thousand. We made payments of $320 thousand in severance and other termination benefits and $1.2 million for other exit costs during the six months ended June 30, 2008, leaving an estimated liability of $4.7 million at June 30, 2008.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (Loss) From Operations. Loss from operations for the six months ended June 30, 2008 was $1.0 million, an improvement of $7.1 million compared to loss from operations of $8.1 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Six Months Ended June 30,		$	%
	2008	2007	Change	Change
Paperboard	$682	$564	$118	20.9%
Recovered fiber	4,040	3,047	993	32.6%
Tube and core	4,485	3,316	1,169	35.3%
Folding carton	4,814	(656)	5,470	833.8%
Corporate expense	(14,981)	(14,330)	(651)	-4.5%

Total	$(960)	$(8,059)	$7,099	88.1%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	Lower selling, general and administrative expenses of approximately $1.0 million.

•	An improvement in income from operations of approximately $1.5 million related to the disposition of a facility in 2007.

•	Lower restructuring costs of approximately $1.4 million.

These improvements were partially offset by the following factors:

•	Lower margins between selling prices and fiber costs that decreased income from operations by approximately $1.6 million.

•	Higher energy costs of approximately $2.3 million.

Recovered Fiber Segment

Income from operations improved primarily due to the following factors:

•	Lower bad debt expense of approximately $900 thousand.

•	Lower selling, general and administrative expenses of approximately $568 thousand.

These improvements were partially offset by lower selling prices which decreased income from operations by approximately $492 thousand.

Tube and Core Segment

Income from operations improved primarily due to the following factors:

•	Higher selling prices increased income from operations by approximately $1.1 million.

•	Lower restructuring costs of approximately $0.9 million.

•	Lower total selling, general and administrative expenses of approximately $1.1 million.

These improvements were partially offset by lower volume which decreased income from operations by approximately $1.9 million.

Folding Carton Segment

Income from operations improved primarily due to the following factors:

•	Lower restructuring costs of approximately $1.5 million.

•	Higher volume increased income from operations by approximately $1.9 million.

•	Lower selling, general and administrative expenses of approximately $2.0 million.

Discontinued Operations. Income from discontinued operations for the six months ended June 30, 2007, was $484 thousand. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $8.5 million and $9.5 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $3.1 million for the six months ended June 30, 2008, an increase of $2.5 million compared to the same period in 2007. This increase was primarily due to increased containerboard volume and margins which offset the decline in gypsum wallboard facing paper. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and will not recognize equity in income from this unconsolidated affiliate after that date.

Benefit for Income Taxes. The effective rate of income tax for continuing operations for the six months ended June 30, 2008 was a benefit of 45.7%, compared to a benefit of 30.2% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net Loss. Due to the factors discussed above, net loss for the six months ended June 30, 2008 was $3.4 million, or $0.12 per common share, compared to a net loss of $11.3 million, or $0.39 net loss per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations, proceeds from asset sales and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2007 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A.

As of June 30, 2008, we had a cash balance of $80 thousand and $25.1 million of availability under the revolving credit facility.

On July 24, 2008, we completed the sale of our fifty-percent membership interest in Premier Boxboard Limited (“PBL”) to our joint venture partner Temple-Inland, Inc. (“Temple”). Approximately $31 million of the $62 million of proceeds from the sale were applied to the repayment of the amounts then outstanding under the Senior Credit Facility – comprised of the term loan and revolving credit facility – leaving $31 million in cash and, thus increased availability under the revolving portion of the facility to approximately $42 million immediately thereafter.

We expect to use the balance of the proceeds to enhance liquidity and to help refinance our obligations under our 7 3/8% Senior Notes due on June 1, 2009, and now reflected as a current liability on the balance sheet. The classification of the Senior Notes as a current liability results in a working capital deficit as of June 30, 2008. Because substantially all of our assets are encumbered and our credit ratings are low, the company has limited options available to raise cash or cash equivalents sufficient to meet its current liquidity needs, which now include the Senior Notes. We are attempting to raise the funds necessary to refinance or repay our Senior Notes through a combination of certain asset sales and by securing high yield, secured or unsecured, or asset based financing. While we are aggressively pursuing these strategies, we can give no assurance that such efforts will produce sufficient funds to permit us to refinance, repay or restructure the Senior Notes on favorable terms, or at all. If we are unable to generate cash at projected levels, complete certain asset sales, secure satisfactory high yield, asset based or other financing or restructure our existing debt obligations, our ability to meet our liquidity requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

•	Continued volatility and constraints in the debt markets.

•	Limited pool of purchasers with financial ability to pay a full price for assets we could sell.

•	A contraction in domestic demand for recycled paperboard and related packaging products.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Continued increases in fuel and energy related costs, including transportation.

•	Potential increases in the cost of recovered fiber.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

The occurrence, continuation, or exacerbation of these conditions could adversely impact our ability to use existing credit or seek funds from external sources in order to meet our liquidity requirements. In such event, given the volatility and constraints on the debt markets and our current credit rating, we believe it would be difficult to obtain additional funds on favorable terms at levels that would allow us to service our indebtedness through future cash generation, particularly if we sell a significant portion of our assets. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The availability of liquidity from our Senior Credit Facility (as previously defined) is primarily affected by our collateral base and our continued compliance with the terms of the Senior Credit Facility, including the payment of interest and compliance with various covenants. We were in compliance with the covenants under our Senior Credit Facility as of June 30, 2008.

Borrowings. At June 30, 2008 and December 31, 2007, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	June 30, 2008	December 31, 2007
Senior credit facility-revolver	$17,000	$10,339
Senior credit facility-term loan	17,131	20,048
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	801	1,505

Total debt	$261,882	$258,842

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On May 14, 2007, we amended our senior credit facility which impacted the calculation of the availability under the Senior Credit Facility and changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At June 30, 2008, we had $17.1 million outstanding under the five-year term loan and $17.0 million outstanding under the revolver. The actual rates in effect at June 30, 2008 were 4.54% and 4.25% for outstanding term loan and revolver borrowings, respectively.

Effective July 24, 2008, the Company further amended its Senior Credit Facility. The Consent and Fourth Amendment to Amended and Restated Credit Agreement (the “Amendment”) allows, among other things, for the Company to repurchase its debt as long as the Company meets certain covenants, including: (i) maintenance of an average daily availability under the Senior Credit Facility greater than $25 million for the 90 days prior to any such prepayment of any debt and as measured immediately after giving effect to such prepayment; and, there is no default or event of default immediately preceding or immediately subsequent to such prepayment . The Amendment also changed the applicable margins in the pricing grid. Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus .50% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2008. Under the pricing grid, the applicable margins for the revolver range from 0.0% to 1.00% for base rate loans and from 1.50% to 2.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate that ranges from 0.25% to 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $25.1 million at June 30, 2008.

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

On July 24, 2008, we completed the sale of our 50% ownership interest in PBL to our joint venture partner, Temple for $62 million. Temple assumed all of PBL’s liabilities and obligations. Pursuant to the sale, we retained limited indemnification obligations arising from potential breach of certain representations and warranties under the purchase and sale agreement. In general, those obligations have a two year survival period. We do not believe that those obligations will give rise to a claim or that if a claim were presented it would be material.

At June 30, 2008 we accounted for the interests in our joint ventures under the equity method of accounting, and therefore, the indebtedness of these joint ventures is not reflected in the liabilities included on our consolidated balance sheets.

Cash Used in Operations. Cash used in operations was $1.7 million for the six months ended June 30, 2008, compared with cash used in operations of $12.2 million for the same period in 2007. This improvement was primarily due to our improvement in operating results of approximately $7.8 million and increased distributions from unconsolidated affiliates of $2.2 million.

Capital Expenditures. Capital expenditures were $5.8 million for the six months ended June 30, 2008 versus $11.6 million for the same period in 2007. Aggregate capital expenditures of approximately $12 million to $15 million are anticipated for 2008, of which $5.8 million has been expended through June 30, 2008. Management believes the Company will have sufficient liquidity to complete our remaining 2008 capital expenditures.

Dividends. Our debt agreements contain limitations that currently preclude us from paying dividends.

Inflation

Raw material and energy cost changes have had, and continue to have, a material effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost increases or that it has a material effect on our operations.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As previously discussed in Liquidity and Capital Resources, our obligations under our 7 3/8% Senior Notes due on June 1, 2009, are now reflected as a current liability on the balance sheet.

The only significant changes to our contractual obligations since December 31, 2007 are the repayment or incurrence of debt and interest under the Senior Credit Facility. These borrowings resulted in payment obligations as of June 30, 2008 as follows (in thousands):

	Payments due by
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Borrowings:
Senior credit facility-term loan	$17,131	$5,830	$11,301	$—	$—
Senior credit facility-revolver	17,000	—	17,000	—	—
Interest payment obligation for senior credit facility	3,244	1,327	1,917	—	—

Total	$37,375	$7,157	$30,218	$—	$—

As of June 30, 2008, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $14.1 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations, or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, our ability to repay, refinance or restructure our substantial indebtedness on or prior to maturity, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, increases in pension and insurance costs, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, the impact on the company of its results of operations in recent years and the sufficiency of its financial resources to absorb the impact, our ability to successfully dispose of our assets held for sale, unforeseen difficulties with the integration of our IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in the company’s registration statements and its most recent reports on Form 10-K, 10-Q and 8-K, as amended, filed with or furnished to, the Securities and Exchange Commission (the “SEC”). With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

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

Our annual shareholders’ meeting was held on May 21, 2008. The matters voted upon at the meeting were (1) the election of three Class I directors (L. Celeste Bottorff, Eric R. Zarnikow and Dennis M. Love), and (2) the ratification of the selection of Deloitte & Touche LLP as our independent registered public accountants for fiscal year 2008. Both matters were approved by the following margins:

Proposal	Votes for	Votes Against or Withheld	Abstentions	Broker Nonvotes
Election of Directors:
L. Celeste Bottorff	22,829,019	2,446,990	—	—
Eric R. Zarnikow	24,347,073	928,936	—	—
Dennis M. Love	24,328,305	947,704	—	—
Ratification of Selection of Independent
Public Accountants	24,941,184	270,626	64,199	—

ITEM 6.	EXHIBITS

a)	Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Date: August 11, 2008		Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01†	—	Agreement for Purchase and Sale of PBL Membership Interest, dated as of July 24, 2008, by and among the Company, Temple-Inland Inc. and Caraustar Industries, Inc.

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith