Form 10-Q
period 2008-09-30
CARAUSTAR INDUSTRIES INC
filed 2008-11-10
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Non-accelerated filer  ☐ (Do not check if a Smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, October 31, 2008.

Common Stock, $.10 par value	29,545,136
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

CARAUSTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$37,706	$6,548
Receivables, net of allowances for doubtful accounts, returns, and discounts of $3,005 and $4,683 as of September 30, 2008 and December 31, 2007, respectively	82,778	74,207
Inventories	62,001	65,412
Refundable income taxes	—	104
Current deferred tax assets	5,804	5,841
Other current assets	8,048	7,061
Assets of discontinued operations held for sale	96	96

Total current assets	196,433	159,269

Property, plant and equipment:
Land	9,512	9,803
Buildings and improvements	79,542	83,685
Machinery and equipment	405,048	402,968
Furniture and fixtures	32,476	32,345

	526,578	528,801
Less accumulated depreciation	(299,502)	(288,892)

Property, plant and equipment, net	227,076	239,909

Goodwill	—	122,542
Investment in unconsolidated affiliate	—	39,117
Other assets	10,291	11,183

	$433,800	$572,020

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$191,095	$5,830
Accounts payable	61,073	63,968
Accrued interest	5,703	1,773
Accrued compensation	11,702	9,828
Accrued pension	496	496
Capital lease obligations	17	72
Income taxes payable	2,959	—
Other accrued liabilities	18,618	20,913

Total current liabilities	291,663	102,880

Long-term debt, less current maturities	36,297	253,012
Long-term capital lease obligations	—	14
Deferred income taxes	7,154	34,082
Pension liability	22,074	27,980
Other liabilities	10,768	14,233
Shareholders’ equity:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 29,510,825 and 29,465,416 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,951	2,947
Additional paid-in capital	194,333	192,978
Retained deficit	(111,142)	(35,127)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(21,512)	(22,772)
Foreign currency translation	1,214	1,793

Total accumulated other comprehensive loss	(20,298)	(20,979)

Total shareholders’ equity	65,844	139,819

	$433,800	$572,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$214,454	$209,631	$647,982	$650,304
Cost of goods sold	182,565	180,638	561,750	565,299
Selling, general and administrative expenses	24,905	22,777	73,642	77,338
Restructuring and impairment costs	(809)	157	5,757	9,667
Goodwill impairment	125,252	—	125,252	—

(Loss) income from operations	(117,459)	6,059	(118,419)	(2,000)
Other (expense) income:
Interest expense	(3,999)	(4,880)	(12,541)	(14,359)
Interest income	173	56	210	158
Equity in income of unconsolidated affiliate	611	430	3,665	944
Gain on sale of interest in unconsolidated affiliate	23,807	19	23,807	19
Other, net	201	76	283	174

	20,793	(4,299)	15,424	(13,064)

(Loss) income from continuing operations before income taxes and minority interest	(96,666)	1,760	(102,995)	(15,064)
Benefit (provision) for income taxes	24,090	(652)	26,980	4,436

(Loss) income from continuing operations	(72,576)	1,108	(76,015)	(10,628)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(9,539)	—	(8,790)
Benefit for income taxes of discontinued operations	—	1,941	—	1,676

Loss from discontinued operations	—	(7,598)	—	(7,114)

Net Loss	$(72,576)	$(6,490)	$(76,015)	$(17,742)

Other comprehensive income (loss):
Pension gains and losses, net of tax	$417	$570	$1,260	$1,711
Foreign currency translation adjustment	(264)	1	(579)	360

Comprehensive loss	$(72,423)	$(5,919)	$(75,334)	$(15,671)

Basic (loss) income per common share:
Continuing operations	$(2.53)	$0.04	$(2.65)	$(0.37)

Discontinued operations	$—	$(0.27)	$—	$(0.25)

Net loss	$(2.53)	$(0.23)	$(2.65)	$(0.62)

Weighted average number of shares outstanding	28,710	28,626	28,684	28,615

Diluted (loss) income per common share:
Continuing operations	$(2.53)	$0.04	$(2.65)	$(0.37)

Discontinued operations	$—	$(0.26)	$—	$(0.25)

Net loss	$(2.53)	$(0.22)	$(2.65)	$(0.62)

Diluted weighted average number of shares outstanding	28,710	28,872	28,684	28,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(76,015)	$(17,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,500	15,256
Equity-based compensation expense	1,195	872
Goodwill impairment	125,252	—
Restructuring and impairment costs	3,880	9,995
Deferred income taxes	(27,730)	(6,468)
Gain on sale of interest in unconsolidated affiliates	(23,807)	(19)
Equity in income of unconsolidated affiliates	(3,665)	(944)
Distributions from unconsolidated affiliates	3,665	1,000
Changes in operating assets and liabilities, net of acquisitions	(6,588)	(7,423)

Net cash provided by (used in) operating activities	9,687	(5,473)

Investing activities:
Purchases of property, plant and equipment	(9,260)	(20,677)
Proceeds from disposal of property, plant and equipment	3,662	6,003
Changes in restricted cash	(41)	(115)
Net proceeds from sale of interest in unconsolidated affiliates	60,944	161
Return of investment in unconsolidated affiliates	1,980	41
Acquisition of business, net of cash acquired	(5,359)	—
Investment in unconsolidated affiliate	—	(78)

Net cash provided (used in) by investing activities	51,926	(14,665)

Financing activities:
Proceeds from senior credit facility-revolver	79,921	107,436
Repayments of senior credit facility-revolver	(90,260)	(89,781)
Repayments of senior credit facility – term loan	(20,048)	(4,375)
Proceeds from note payable	—	7,005
Payments for capital lease obligations	(68)	(409)
Issuances of stock, net of forfeitures	—	20

Net cash (used in) provided by financing activities	(30,455)	19,896

Net change in cash and cash equivalents	31,158	(242)
Cash and cash equivalents at beginning of period	6,548	1,022

Cash and cash equivalents at end of period	$37,706	$780

Supplemental disclosures:
Cash payments for interest	$10,108	$11,583

Income tax payments, net	$383	$247

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and its consolidated subsidiaries (“Company,” “us,” or “we”) as of September 30, 2008, and the results of operations for the three months and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007, respectively. The results of operations for the three months and nine months ended September 30, 2008 and the cash flows for the nine months ended September 30, 2008 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2008.

For the three months and nine months ended September 30, 2007, certain reclassifications of balances have been made between discontinued operations and continuing operations as a result of the Company’s sale of its composite container and plastics businesses during the third quarter of 2007. There were no discontinued operations to be reported for the three months and nine months ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. The Company has not yet determined the effect, if any, that SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect, if any, that FSP EITF 03-6-1 will have on its financial position or results of operations.

Note 3. Acquisitions

Effective January 1, 2008, the Company acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, for approximately $5.4 million. Mayers is a manufacturer of construction tubes, waxed void tubes, paper cores, plastic test cylinder molds, paper mailing tubes and metal end containers. The Company allocated approximately $2.2 million of the purchase price to current assets, $0.6 million to fixed assets, $0.3 million to current liabilities and $2.9 million to goodwill. Please see Note 9. “Goodwill and Other Intangible Assets” for the discussion regarding measurement and impairment of goodwill.

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

There were no options granted during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company granted approximately 445,000 options with a weighted-average grant date fair value of $3.97 per share. The Company recorded compensation expense of approximately $350 thousand and $306 thousand for the nine months ended September 30, 2008 and 2007, respectively, related to all options. The amount reported for the nine months ended September 30, 2007 included approximately $106 thousand of compensation expense related to options issued in December 2006. No options were exercised during the nine months ended September 30, 2008 and 3,000 options were exercised during the nine months ended September 30, 2007. The total intrinsic value of the 3,000 options exercised during the nine months ended September 30, 2007 was insignificant. As of September 30, 2008, there was approximately $892 thousand of total unrecognized compensation cost related to non-vested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 1.7 years using the straight-line method.

During the nine months ended September 30, 2008, the Company granted 4,500 PARS at the weighted-average grant date fair value price of $2.78 per share. During the nine months ended September 30, 2007, the Company granted 4,500 PARS at the weighted-average grant date fair value price of $7.46 per share.

During the nine months ended September 30, 2008, the Company granted no Restricted Service Awards and no Restricted Performance Awards. During the nine months ended September 30, 2007, the Company granted approximately 91,000 shares of Restricted Service Awards and 251,000 shares of Restricted Performance Awards at the weighted-average grant date fair value price per share of $3.85 and $3.96, respectively.

No shares of nonvested stock vested during the nine months ended September 30, 2008 and 2007. The Company recorded approximately $846 thousand and $567 thousand of compensation expense during the nine months ended September 30, 2008 and 2007, respectively, related to all non-vested stock. As of September 30, 2008, there was approximately $3.5 million of total unrecognized compensation cost related to all non-vested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 3.0 years, unless specific performance targets are achieved, at which time the non-vested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for all non-vested stock and stock options for the nine months ended September 30, 2008 and 2007 included in the Company’s results of operations was $1.2 million and $873 thousand, respectively. The Company recognized no windfall tax benefit for the nine months ended September 30, 2008 and 2007.

The following table summarizes the stock option activity during the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2007	2,090,645	$13.58
Granted	—	—
Forfeited	(178,784)	27.80
Exercised	—	—

Outstanding at September 30, 2008	1,911,861	$12.25	5.0	$—

Vested and expected to vest as of September 30, 2008	1,876,703	$12.35	5.0	$—

Options exercisable as of September 30, 2008	1,383,621	$14.93	3.6	$—

(1)	These amounts represent the difference between the weighted average exercise price and $1.50, the closing price of Caraustar stock on September 30, 2008 (the closing price closest to the last day of the quarter) as reported on the NASDAQ Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s non-vested stock as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	831,939	$9.26
Granted	4,500	2.78
Vested	—	—
Forfeited	(36,085)	8.51

Non-vested at September 30, 2008	800,354	$9.26

The Company did not grant any options during the nine months ended September 30, 2008. The fair market value of the stock options granted during the nine months ended September 30, 2007, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2008	September 30, 2007
Risk-free interest rate	N/A	4.24% - 4.54%
Expected dividend yield	N/A	0%
Expected life of options	N/A	8 years
Expected volatility	N/A	47% - 48%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since the Company’s debt agreements preclude it from paying dividends. As required by SFAS 123R, the Company will adjust the estimated forfeiture rate based upon actual experience.

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

Inventories at September 30, 2008 and December 31, 2007, were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials and supplies	$27,326	$28,079
Finished goods and work in process	34,675	37,333

Total inventory	$62,001	$65,412

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

Operating Results Data

There were no discontinued operations for the nine months ended September 30, 2008. The following table shows the results of discontinued operations for the three months and nine months ended September 30, 2007 (in thousands).

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Sales	$13,800	$41,516
Cost of sales	12,602	37,966
Selling, general and administrative expenses	643	2,231
Restructuring and impairment costs	10,095	10,109

Loss from operations	(9,540)	(8,790)
Other income (expense), net	1	—

Loss from discontinued operations before income taxes	(9,539)	(8,790)
Benefit for income taxes	1,941	1,676

Loss from discontinued operations	$(7,598)	$(7,114)

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

Note 7. Senior Credit Facility and Long-Term Debt

At September 30, 2008 and December 31, 2007, total long-term debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Senior credit facility – revolver	$—	$10,339
Senior credit facility – term loan	—	20,048
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap agreements (1)	442	1,505

Total debt	227,392	258,842
Less current maturities	(191,095)	(5,830)

Total long-term debt	$36,297	$253,012

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

The carrying value of total debt outstanding at September 30, 2008 maturing during the next five years and thereafter is as follows (in thousands):

2008	$—
2009	191,095
2010	28,097
2011	—
2012	3,500
Thereafter	4,700

Total debt	$227,392

Senior Credit Facility

On March 30, 2006, the Company amended its Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provided for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 the Company amended its Senior Credit Facility to allow for consent of the sale of its membership interests in Premier Boxboard Limited (“PBL”) (see Note 14 for additional information). The Consent and Fourth Amendment to Amended and Restated Credit Agreement (the “Amendment”) established a requirement to maintain an average daily availability under the Senior Credit Facility of greater than $25 million for a period of 90 days prior to the prepayment of any debt. The Amendment also changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. On July 24, 2008, the Company completed a transaction (the “Transaction”) to sell its 50% membership interest in PBL to its joint venture partner, Temple-Inland, Inc. (“Temple”) for $62 million. The Company used a portion of the proceeds of the sale to repay all outstanding debt under its Senior Credit Facility – comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated. At September 30, 2008, the Company had no amounts outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $43.1 million at September 30, 2008.

Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit facility) plus .50% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2008. Under the pricing grid, the applicable margins for the revolver range from 0.0% to 1.00% for base rate loans and from 1.50% to 2.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate that ranges from 0.25% to 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

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

Effective October 31, 2008, the Company amended its Senior Credit Facility to extend the December 1, 2008 date at which time it was required to advise its participating lenders of the Company’s plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. The amendment also reduces the revolver from $100 million to $80 million, increases pricing on drawn borrowings by 25 basis points depending on availability, increases reserves (that reduce availability) from $15 million to $20 million, reduces the Company’s ability to repurchase bonds unless part of a complete discharge or repayment of the 2009 Senior Notes and provides for the repayment or redemption in full not later than March 1, 2009.

The Company was in compliance with the Senior Credit Facility covenants as of September 30, 2008.

Senior Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective annualized interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective annualized interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% senior notes are unsecured obligations of the Company. As of September 30, 2008, the Company has purchased an aggregate of $10.3 million of these notes in the open market. The company is attempting to raise the funds necessary to refinance or repay its Senior Notes through a combination of certain asset sales and by securing high yield, secured or unsecured, or asset-based financing. While the company is aggressively pursuing these strategies, it can give no assurance that such efforts will produce sufficient funds to permit it to refinance, repay or restructure the Senior Notes.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales (external customers):
Paperboard	$57,163	$51,125	$165,578	$156,718
Recovered fiber	24,553	32,075	86,264	108,311
Tube and core	73,653	74,084	220,846	221,816
Folding carton and custom packaging	59,085	52,347	175,294	163,459

Total	$214,454	$209,631	$647,982	$650,304

Sales (intersegment):
Paperboard	$34,424	$38,235	$102,206	$110,077
Recovered fiber	24,533	25,011	74,228	69,949
Tube and core	1,188	894	3,743	2,844
Folding carton and custom packaging	449	171	561	455

Total	$60,594	$64,311	$180,738	$183,325

(Loss) income from continuing operations:
Paperboard (A)	$(62,536)	$3,295	$(61,855)	$3,859
Recovered fiber (B)	(2,237)	2,029	1,803	5,076
Tube and core (C)	(49,562)	5,124	(45,076)	8,440
Folding carton and custom packaging (D)	4,711	1,437	9,525	781

Total	(109,624)	11,885	(95,603)	18,156
Corporate expense (E)	(7,835)	(5,826)	(22,816)	(20,156)

(Loss) income from continuing operations	(117,459)	6,059	(118,419)	(2,000)
Interest expense	(3,999)	(4,880)	(12,541)	(14,359)
Interest income	173	56	210	158
Equity in income of unconsolidated affiliates	611	430	3,665	944
Gain on sale of interest in unconsolidated affiliates	23,807	19	23,807	19
Other, net	201	76	283	174

(Loss) income from continuing operations before income taxes and minority interest	$(96,666)	$1,760	$(102,995)	$(15,064)

(A)	Results for the three months ended September 30, 2008 and 2007 include charges to operations of $67.3 million and $1.9 million, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2008 and 2007 include charges to operations of $72.6 million and $8.6 million, respectively, for restructuring and impairment costs. These costs include goodwill impairment of $68.4 million in 2008. The remaining costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.
(B)	Results for the three months ended September 30, 2008 and 2007 include charges to operations of $3.8 million and gains recorded to operations of $17 thousand, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2008 and 2007 include charges to operations of $3.7 million and gains recorded to operations of $44 thousand, respectively, for restructuring and impairment costs. These costs include goodwill impairment of $3.8 million in 2008. The remaining gains relate primarily to the disposition of machinery and equipment and other equipment that was held for sale.
(C)	Results for the three months ended September 30, 2008 and 2007 include charges to operations of $53.2 million and gains recorded to operations of $2.1 million, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2008 and 2007 include charges to operations of $53.3 million and gains recorded to operations of $1.1 million, respectively, for restructuring and impairment costs. These costs include goodwill impairment of $53.1 million in 2008. The remaining gains relate primarily to the disposition of machinery and equipment.
(D)	Results for the three months ended September 30, 2008 and 2007 include charges to operations of $77 thousand and $314 thousand, respectively, for restructuring and impairment costs. Results for the nine months ended September 30, 2008 and 2007 include charges to operations of $527 thousand and $2.2 million, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.
(E)	Results for the nine months ended September 30, 2008 include $806 thousand for restructuring and impairment costs. These costs relate primarily to the impairment of fixed assets.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) and tests goodwill for impairment at least annually, and when events occur or circumstances change to the extent that there is a probability that the fair value of a reporting unit is reduced below its carrying amount. In accordance with SFAS 142 the Company defines each of its operating segments as a reporting unit. The test for goodwill impairment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of its reporting units. The Company also considers its current market capitalization in evaluating its enterprise value in comparison to the aggregate fair value of its reporting units determined using discounted cash flows. During the third quarter of 2008, due to the continuing decline in the Company share price and resulting market capitalization decline the Company determined that these circumstances triggered the need to perform a goodwill impairment test. As a result of the analysis the Company determined that its goodwill was fully impaired. Accordingly, the Company recorded a non-cash charge of approximately $125.3 million in the third quarter to recognize the impairment of goodwill, comprised of $68.4 million relating to the Paperboard segment, $3.8 million relating to the Recovered Fiber segment and $53.1 million relating to the Tube and Core segment.

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2008 (in thousands):

	Paperboard	Recovered Fiber	Folding Carton	Tube & Core	Total
Balance as of December 31, 2007	$68,396	$3,777	$—	$50,369	$122,542

Goodwill acquired	—	—	—	2,845	2,845

Foreign currency translation adjustments	—	—	—	(135)	(135)

Goodwill impairment	(68,396)	(3,777)	—	(53,079)	(125,252)

Balance as of September 30, 2008	$—	$—	$—	$—	$—

Intangible Assets

As of September 30, 2008 and December 31, 2007, the Company had an intangible asset of $4.6 million (net of $3.4 million of accumulated amortization) and $5.0 million (net of $3.0 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for each of the nine month periods ended September 30, 2008 and 2007 was $383 thousand. The intangible asset is associated with the acquisition of certain assets of the Jefferson Smurfit Corporation, which acquisition was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

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

In July 2008, the Company announced the permanent cessation of uncoated recycled boxboard production at its Chattanooga paperboard mill located in Chattanooga, Tennessee. The mill ceased production in July 2008. For the nine months ended September 30, 2008, the Company recorded charges of $5.0 million related to impairment of fixed assets, $727 thousand for severance and other termination benefits and $323 thousand for other exit costs. The Company paid $435 thousand of severance and other termination benefits and $323 thousand for other exit costs, leaving an accrual balance of $292 thousand for severance and other termination benefits as of September 30, 2008. The Company expects to incur additional charges of $30 thousand for severance and other termination benefits and $529 thousand related to other exit costs. The plan will be complete upon the sale of the real estate associated with the Chattanooga paperboard mill, which the Company is currently marketing.

As a result of the Company’s previous restructuring activities, at December 31, 2007, a $3.4 million accrual remained for severance and other termination benefits, and a $2.1 million accrual remained for other exit costs related to restructuring activities. During the first nine months of 2008, the Company incurred an expense of $3.9 million on the disposal of fixed assets. The Company also benefited from a $496 thousand reversal of a previous accrual for severance and other termination benefits and incurred expenses of $883 thousand of severance and other termination benefits and $1.5 million of other exit costs. The Company paid $872 thousand in severance and other termination benefits and paid $2.2 million for other exit costs in the first nine months of 2008, leaving an accrual of $4.4 million at September 30, 2008. As of September 30, 2008 these plans are substantially complete and will be finalized upon the sale of real estate associated with the closed facilities.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2007 to September 30, 2008 (in thousands):

	Asset Impairment Charges and Loss (Gain) on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2007		$3,398	$2,104	$5,502
First quarter 2008 costs	$562	(408)	568	160	$722

Expenditures		(254)	(618)	(872)

Liability balance, March 31, 2008		$2,736	$2,054	$4,790

Second quarter 2008 costs	$5,234	44	566	610	$5,844

Expenditures		(66)	(602)	(668)

Liability balance, June 30, 2008		$2,714	$2,018	$4,732

Third quarter 2008 costs	$(1,916)	751	356	1,107	$(809)

Expenditures		(552)	(936)	(1,488)

Liability balance, September 30, 2008		$2,913	$1,438	$4,351

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of September 30, 2008, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of September 30, 2008	Estimated Costs to Complete Initiatives as of September 30, 2008	Total Estimated Costs of Initiatives as of September 30, 2008
Paperboard	$15,311	$1,367	$16,678
Folding carton	12,756	495	13,251
Tube and core	644	43	687

Total	$28,711	$1,905	$30,616

Note 11. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $8.7 million are expected to be made during 2008. During the nine months ended September 30, 2008, the Company made contributions of $7.3 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at September 30, 2008.

Pension expense for the Pension Plan and the SERP includes the following components for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Pension Plan		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Service cost of benefits earned	$598	$641	$82	$91
Interest cost on projected benefit obligation	1,919	1,855	144	140
Estimated return on plan assets	(2,176)	(1,896)	—	—
Net amortization and deferral	600	836	62	79

Net pension expense	$941	$1,436	$288	$310

	Pension Plan		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost of benefits earned	$1,753	$1,923	$246	$272
Interest cost on projected benefit obligation	5,754	5,563	430	421
Estimated return on plan assets	(6,512)	(5,688)	—	—
Net amortization and deferral	1,798	2,507	186	237

Net pension expense	$2,793	$4,305	$862	$930

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost of benefits earned	$6	$9	$17	$27
Interest cost on accumulated postretirement benefit obligation	73	89	220	267
Amortization	12	38	36	114

Net postretirement benefit cost	$91	$136	$273	$408

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

As of September 30, 2008 and December 31, 2007, the Company had $13.9 million and $13.8 million of unrecognized tax benefits, of which $1.9 million and $4.6 million, respectively, would affect the annual effective tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of September 30, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $744 thousand and $667 thousand, respectively.

The effective rate of income tax for continuing operations for the nine months ended September 30, 2008 was a 26.2% benefit, compared with a 29.4% benefit for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

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

Note 13. Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for net (loss) income from continuing operations (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Loss) income from continuing operations	$(72,576)	$1,108	$(76,015)	$(10,628)

Weighted average number of common shares outstanding – basic	28,710	28,626	28,684	28,615
Common share equivalents	—	246	—	—

Weighted average number of common shares outstanding – diluted	28,710	28,872	28,684	28,615

Basic (loss) income per share from continuing operations	$(2.53)	$0.04	$(2.65)	$(0.37)

Diluted (loss) income per share from continuing operations	$(2.53)	$0.04	$(2.65)	$(0.37)

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of anti-dilutive common share equivalents not included in the computation of diluted weighted average shares for the nine months ended September 30, 2008 and 2007 was 1,911,861 and 1,678,473, respectively.

Note 14. Equity Interests in Unconsolidated Affiliate

Prior to July 24, 2008, the Company owned a 50% membership interest in Premier Boxboard Limited (“PBL”). PBL was a joint venture with Temple-Inland Inc. (“Temple”), which owned the remaining 50% interest, and was accounted for under the equity method. PBL produces lightweight gypsum facing paper along with containerboard grades and was managed by the Company. On July 24, 2008, the Company completed a transaction pursuant to which it sold its 50% membership interest in PBL to its joint venture partner, Temple for $62 million. The Company used a portion of the proceeds of the sale to repay all outstanding debt under its Senior Credit Facility – comprised of the term loan and revolving credit facility. Because of the significance of PBL’s operating results to the Company, PBL’s prior year summarized balance sheets and income statements are presented below (in thousands):

December 31, 2007
Current assets	$19,571
Noncurrent assets	121,943
Current liabilities	12,761
Long-term liabilities	501
Long-term debt	50,000
Net assets	78,252

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$9,879	$33,389	$80,244	$94,416
Gross profit	2,073	4,490	15,173	12,544
Income from operations	1,490	1,807	9,683	4,706
Net income	1,223	850	7,330	1,865

The Company received $5.6 million in cash distributions from PBL during the nine months ended September 30, 2008. The Company received $1.0 million in cash distributions from PBL during the nine months ended September 30, 2007. The Company’s equity interest in earnings from PBL for the three months ended September 30, 2008 and 2007 was approximately $611 thousand and $425 thousand, respectively. The Company’s equity interest in earnings from PBL for the nine months ended September 30, 2008 and 2007 was approximately $3.7 million and $932 thousand, respectively.

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

The following table summarizes the carrying amounts and fair values of certain assets at September 30, 2008 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Restricted cash	$4,004	$4,004	$—	$—

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of September 30, 2008 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	$21,243	$28,097
7 3/8% Senior Notes	158,441	191,095

	$179,684	$219,192

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of September 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,666	$645	$395	$—	$37,706
Intercompany funding	(262,960)	271,728	(8,768)	—	—
Receivables, net of allowances	—	73,911	8,867	—	82,778
Inventories	—	58,670	3,331	—	62,001
Refundable income taxes	—	—	—	—	—
Current deferred tax assets	5,804	—	—	—	5,804
Other current assets	3,219	4,776	53	—	8,048
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(217,175)	409,730	3,878	—	196,433

Property, plant and equipment	33,065	481,852	11,661	—	526,578
Less accumulated depreciation	(15,671)	(280,871)	(2,960)	—	(299,502)

Property, plant and equipment, net	17,394	200,981	8,701	—	227,076

Goodwill	—	—	—	—	—

Investment in consolidated subsidiaries	519,914	—	—	(519,914)	—

Investment in unconsolidated affiliate	—	—	—	—	—

Other assets	4,957	5,334	—	—	10,291

	$325,090	$616,045	$12,579	$(519,914)	$433,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$191,095	$—	$—	$—	$191,095
Accounts payable	7,956	49,126	3,991	—	61,073
Accrued interest	5,569	134	—	—	5,703
Accrued compensation	2,424	8,745	533	—	11,702
Accrued pension	496	—	—	—	496
Income taxes payable	2,959	—	—	—	2,959
Capital lease obligations	—	17	—	—	17
Other accrued liabilities	2,582	15,854	182	—	18,618

Total current liabilities	213,081	73,876	4,706	—	291,663

Long-term debt, less current maturities	28,097	8,200	—	—	36,297

Long-term capital lease obligations	—	—	—	—	—

Deferred income taxes	(6,531)	11,810	1,875	—	7,154

Pension liability	22,074	—	—	—	22,074

Other liabilities	2,525	8,243	—	—	10,768

Shareholders’ equity:
Common stock	2,951	772	497	(1,269)	2,951
Additional paid-in capital	194,333	550,830	13,632	(564,462)	194,333
Retained (deficit) earnings	(111,142)	(37,686)	(9,607)	47,293	(111,142)
Accumulated other comprehensive (loss) income	(20,298)	—	1,476	(1,476)	(20,298)

Total shareholders’ equity	65,844	513,916	5,998	(519,914)	65,844

	$325,090	$616,045	$12,579	$(519,914)	$433,800

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$274,302	$8,399	$(68,247)	$214,454
Cost of sales	—	243,434	7,378	(68,247)	182,565
Selling, general and administrative expenses	6,083	18,154	668	—	24,905
Goodwill Impairment	—	119,040	6,212		125,252
Restructuring and impairment costs	—	(809)	—	—	(809)

(Loss) income from operations	(6,083)	(105,517)	(5,859)	—	(117,459)
Other (expense) income:
Interest expense	(3,914)	(85)	—	—	(3,999)
Interest income	173	—	—	—	173
Equity in income of consolidated affiliate	(111,260)	—	—	111,260	—
Gain on sale of interest in unconsolidated affiliate	23,807				23,807
Equity in income of unconsolidated affiliate	611	—	—	—	611
Other, net	—	292	(91)	—	201

	(90,583)	207	(91)	111,260	20,793

(Loss) income from continuing operations before income taxes and minority interest	(96,666)	(105,310)	(5,950)	111,260	(96,666)
Benefit for income taxes	24,090	—	—	—	24,090

(Loss) income from continuing operations	(72,576)	(105,310)	(5,950)	111,260	(72,576)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	—	—
Benefit for income taxes of discontinued operations	—	—	—	—	—

Income (loss) from discontinued operations	—	—	—	—	—

Net (loss) income	$(72,576)	$(105,310)	$(5,950)	$111,260	$(72,576)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$278,861	$1,669	$(70,899)	$209,631
Cost of sales	—	249,981	1,556	(70,899)	180,638
Selling, general and administrative expenses	6,160	16,485	132	—	22,777
Restructuring and impairment costs	(19)	154	22	—	157

(Loss) income from operations	(6,141)	12,241	(41)	—	6,059
Other (expense) income:
Interest expense	(4,764)	(116)	—	—	(4,880)
Interest income	55	1	—	—	56
Equity in income of consolidated affiliates	3,001	—	—	(3,001)	—
Equity in income of unconsolidated affiliates	393	37	—	—	430
Gain on sale of interest in unconsolidated affiliates	19	—	—	—	19
Other, net	—	105	(29)	—	76

	(1,296)	27	(29)	(3,001)	(4,299)

(Loss) income from continuing operations before income taxes and minority interest	(7,437)	12,268	(70)	(3,001)	1,760
Provision for income taxes	(652)	—	—	—	(652)
Minority interest in income	—	—	—	—	—

(Loss) income from continuing operations	(8,089)	12,268	(70)	(3,001)	1,108
Discontinued operations:
Loss from discontinued operations before income taxes	—	(9,150)	(389)	—	(9,539)
Benefit for income taxes of discontinued operations	—	1,850	91	—	1,941

Loss from discontinued operations	—	(7,300)	(298)	—	(7,598)

Net (loss) income	$(8,089)	$4,968	$(368)	$(3,001)	$(6,490)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$827,758	$24,487	$(204,263)	$647,982
Cost of sales	—	743,840	22,173	(204,263)	561,750
Selling, general and administrative expenses	21,844	49,787	2,011	—	73,642
Goodwill impairment	—	119,040	6,212	—	125,252
Restructuring and impairment costs	806	4,951	—	—	5,757

Loss from operations	(22,650)	(89,860)	(5,909)	—	(118,419)
Other (expense) income:
Interest expense	(12,276)	(265)	—	—	(12,541)
Interest income	210	—	—	—	210
Equity in income of consolidated affiliate	(95,751)	—	—	95,751	—
Gain on sale of interest in unconsolidated affiliate	23,807	—	—	—	23,807
Equity in income of unconsolidated affiliate	3,665	—	—	—	3,665
Other, net	—	328	(45)	—	283

	(80,345)	63	(45)	95,751	15,424

(Loss) income from continuing operations before income taxes and minority interest	(102,995)	(89,797)	(5,954)	95,751	(102,995)
Benefit for income taxes	26,980	—	—	—	26,980

(Loss) income from continuing operations	(76,015)	(89,797)	(5,954)	95,751	(76,015)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	—	—
Benefit for income taxes of discontinued operations	—	—	—	—	—

Income (loss) from discontinued operations	—	—	—	—	—

Net (loss) income	$(76,015)	$(89,797)	$(5,954)	$95,751	$(76,015)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$841,702	$12,290	$(203,688)	$650,304
Cost of sales	—	758,241	10,746	(203,688)	565,299
Selling, general and administrative expenses	21,236	55,065	1,037	—	77,338
Restructuring and impairment costs	(10)	9,290	387	—	9,667

(Loss) income from operations	(21,226)	19,106	120	—	(2,000)
Other (expense) income:
Interest expense	(14,041)	(318)	—	—	(14,359)
Interest income	156	1	1	—	158
Equity in income of consolidated affiliates	10,294	—	—	(10,294)	—
Equity in income of unconsolidated affiliates	944	—	—	—	944
Gain on sale of interest in unconsolidated affiliates.	19	—	—	—	19
Other, net	—	231	(57)	—	174

	(2,628)	(86)	(56)	(10,294)	(13,064)

(Loss) income from continuing operations before income taxes and minority interest	(23,854)	19,020	64	(10,294)	(15,064)
Benefit for income taxes	4,436	—	—	—	4,436
Minority interest in income	—	—	—	—	—

(Loss) income from continuing operations	(19,418)	19,020	64	(10,294)	(10,628)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(8,506)	(284)	—	(8,790)
(Provision) benefit for income taxes of discontinued operations	—	1,622	54	—	1,676

Loss from discontinued operations	—	(6,884)	(230)	—	(7,114)

Net (loss) income	$(19,418)	$12,136	$(166)	$(10,294)	$(17,742)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,957	$(167)	$(103)	$—	$9,687

Investing activities:
Purchases of property, plant and equipment	(676)	(8,584)	—	—	(9,260)
Proceeds from disposal of property, plant and equipment	—	3,662	—	—	3,662
Changes in restricted cash	(41)	—	—	—	(41)
Net proceeds from the sale of investment in unconsolidated affiliate	60,944	—	—	—	60,944
Return of investment in unconsolidated affiliate	1,980	—	—	—	1,980
Acquisition of businesses, net of cash acquired	(5,359)	—	—	—	(5,359)

Net cash provided by (used in) investing activities	56,848	(4,922)	—	—	51,926

Financing activities:
Proceeds from senior credit facility – revolver	79,921	—	—	—	79,921
Repayments of senior credit facility – revolver	(90,260)	—	—	—	(90,260)
Repayments of senior credit facility – term loan	(20,048)	—	—	—	(20,048)
Payments for capital lease obligations	(68)	—	—	—	(68)

Net cash used in financing activities	(30,455)	—	—	—	(30,455)

Net increase (decrease) in cash and cash equivalents	36,350	(5,089)	(103)	—	31,158
Cash and cash equivalents at beginning of period	316	5,734	498	—	6,548

Cash and cash equivalents at end of period	$36,666	$645	$395	$—	$37,706

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17,769)	$14,648	$(2,352)	$—	$(5,473)

Investing activities:
Purchases of property, plant and equipment	(2,274)	(18,403)	—	—	(20,677)
Proceeds from disposal of property, plant and equipment	—	3,932	2,071	—	6,003
Changes in restricted cash	(115)	—	—	—	(115)
Return of investment in unconsolidated affiliate	41	—	—	—	41
Investment in unconsolidated affiliate	(78)	—	—	—	(78)
Net proceeds from sale of interest in unconsolidated affiliates	161	—	—	—	161

Net cash (used in) provided by investing activities	(2,265)	(14,471)	2,071	—	(14,665)

Financing activities:
Proceeds from senior credit facility – revolver	107,436	—	—	—	107,436
Repayments of senior credit facility – revolver	(89,781)	—	—	—	(89,781)
Proceeds from note payable	7,005	—	—	—	7,005
Proceeds from senior credit facility – term loan	—	—	—	—	—
Repayments of senior credit facility – term loan	(4,375)	—	—	—	(4,375)
Payments for capital lease obligations	(373)	(36)	—	—	(409)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by (used in) financing activities	19,932	(36)	—	—	19,896

Net (decrease) increase in cash and cash equivalents	(102)	141	(281)	—	(242)
Cash and cash equivalents at beginning of period	154	88	780	—	1,022

Cash and cash equivalents at end of period	$52	$229	$499	$—	$780

Note 17. Subsequent Event

On October 24, 2008, Caraustar Industries, Inc. (the “Company”) advised employees regarding management’s and the Board of Director’s decision to exit its Recovered Fiber Group through a marketing and sale process. The Recovered Fiber Group consists of eight recovered fiber operations located in Columbus, Georgia; Dalton, Georgia; Doraville, Georgia; Charlotte, North Carolina; Cleveland, Ohio; Hardeeville, South Carolina; Chattanooga, Tennessee and Texarkana, Texas. The decision to market the Recovered Fiber Group for sale is part of the Company’s efforts to generate the additional liquidity required to satisfy its obligations on maturity of the 7 3/8% Senior Notes due June 1, 2009.

In accordance with generally accepted accounting principles in the United States, the Company will classify the assets of the Recovered Fiber Group segment as held for sale and financial results will be reported in discontinued operations commencing in the fourth quarter of 2008.

On October 31, 2008, the Company amended its Senior Credit Facility as more fully described in Note 7 to the Condensed Consolidated Financial Statements.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 51% in the first nine months of 2008. The remaining 49% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity utilization, and profitability, restructuring activities have been an important element of our strategy. The previous sales of our interest in Standard Gypsum, our corrugated box plant, and our partition operations, as well as the recent sale of a coated recycled paperboard mill, our specialty packaging division, our composite container and plastics businesses and Premier Boxboard Limited LLC, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

Our substantial level of indebtedness, including our 7 3/8% Senior Notes, which are now classified as current liabilities and are due on June 1, 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. We are attempting to refinance, restructure or raise sufficient capital to repay the $189.8 million balance outstanding on these Notes. We are pursuing various alternatives to meet that objective. We may not, however, be able to refinance or raise sufficient capital to repay the Senior Notes on terms acceptable to us, or at all. Our substantial indebtedness could have significant consequences to holders of our debt and equity securities.

At June 30, 2008, we had $125.3 million of recorded goodwill, which represented the excess purchase price over the fair value of the net tangible and intangible assets acquired in prior periods. Goodwill is reviewed at least annually or more frequently on the occurrence of events or circumstances which may indicate that fair values exceed carrying values. During the third quarter of 2008, we determined that recorded amounts of goodwill were not supported by the fair values as calculated by several methods, including the impact of the decline in our share price during the quarter. Accordingly, a non-cash goodwill impairment loss of $125.3 million was recorded as of September 30, 2008. We have amortizable basis of approximately $43 million in goodwill for federal income tax purposes, which is available to offset future taxable income from operations or gains from sales of assets, subject to potential limitations under the Internal Revenue Code.

We are a holding company that operates our business through 22 subsidiaries as of September 30, 2008. Through July 24, 2008, we owned a 50% interest in a joint venture with Temple-Inland. We accounted for the interests in our joint venture under the equity method of accounting. See “–Liquidity and Capital Resources – Off—Balance Sheet Arrangements – Joint Venture Financings” below.

On July 24, 2008, we completed the sale of our 50% membership interest in Premier Boxboard LLC (PBL) to our joint venture partner, Temple-Inland, Inc. (“Temple”). On July 23, 2008, PBL made the final dividend distribution to us and Temple in the amount of $1.6 million. This final distribution was made in full and complete satisfaction of our right to receive any other distribution or payment from PBL.

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Three Months Ended September 30,			% Change
	2008	2007	Change
Paperboard volume by end-use market (tons in thousands):
Tube and core market
Volume shipped to internal converters	64.2	64.2	0.0	0.0%
Mill volume shipped to external customers	13.1	13.2	(0.1)	-0.8%

Total	77.3	77.4	(0.1)	-0.1%

Folding carton market
Volume shipped to internal converters	38.8	33.6	5.2	15.5%
Mill volume shipped to external customers	24.7	21.8	2.9	13.3%

Total	63.5	55.4	8.1	14.6%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	15.3	17.6	(2.3)	-13.1%

Specialty paperboard products market
Volume shipped to internal converters	24.8	24.5	0.3	1.2%
Mill volume shipped to external customers	27.1	23.8	3.3	13.9%

Total	51.9	48.3	3.6	7.5%

Total paperboard volume	208.0	198.7	9.3	4.7%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	95.5	91.6	3.9	4.3%
Tube and core segment	73.7	73.4	0.3	0.4%
Folding carton segment	38.8	33.7	5.1	15.1%

Total paperboard volume	208.0	198.7	9.3	4.7%

Paperboard Volume. Total paperboard volume for the three months ended September 30, 2008, increased 4.7% to 208.0 thousand tons from 198.7 thousand tons for the same period in 2007. Tons sold from paperboard mill production increased 1.8% to 163.0 thousand tons for the three months ended September 30, 2008, compared to the same period in 2007. The total volume of paperboard converted increased 4.5% for the three months ended September 30, 2008.

Total paperboard volume increased primarily due to an increase in sales of converted and unconverted paperboard to the folding carton end-use market, and an increase in sales of unconverted paperboard to the specialty paperboard end use markets.

Sales. Our consolidated sales for the three months ended September 30, 2008 increased 2.3% to $214.5 million from $209.6 million for the same period in 2007. The following table presents sales by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Paperboard	$57,163	$51,125	$6,038	11.8%
Recovered fiber	24,553	32,075	(7,522)	-23.5%
Tube and core	73,653	74,084	(431)	-0.6%
Folding carton	59,085	52,347	6,738	12.9%

Total	$214,454	$209,631	$4,823	2.3%

Paperboard Segment

Sales for the paperboard segment increased due to higher selling prices and higher volume which accounted for approximately $3.3 million and for approximately $2.9 million, respectively. This increase was partially offset by a decrease of approximately $147 thousand in sales related to the disposition of a converting facility during 2007.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower volume and lower selling prices which accounted for approximately $1.8 million and for approximately $5.7 million respectively.

Tube and Core Segment

Sales for the tube and core segment decreased due to lower volume which accounted for approximately $1.4 million which decrease was partially offset by an increase in selling prices which accounted for approximately $900 thousand.

Folding Carton Segment

Sales for the folding carton segment increased primarily due to higher volume.

Cost of Sales. Cost of sales for the three months ended September 30, 2008 increased $2.0 million from $180.6 million in 2007 to $182.6 million in 2008. This increase was primarily due to the following factors:

•	Higher direct material costs of $1.9 million in the paperboard segment primarily due to increased volume.

•	Higher energy and fuel costs of $1.9 million in the paperboard segment due to increased fuel prices.

•	Higher depreciation expense and other manufacturing costs of $0.6 million in the paperboard segment.

•	Higher freight costs of $2.0 million in the paperboard, carton and tube and core segments.

•	Higher direct material costs of $3.4 million in the folding carton segment primarily due to increased volume.

These factors were partially offset by the following increased expenses:

•	Lower direct material costs of $2.4 million in the tube and core segment primarily due to lower volume.

•	Lower direct material costs of approximately $6.7 million in the recovered fiber segment due to lower prices and volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 increased $2.1 million from $22.8 million in 2007 to $24.9 million in 2008. The increase was primarily due to the following factors:

•

Increased selling, general and administrative expense due to the cessation of management and commission fees of approximately $621 thousand related to our participation in Premier Boxboard Limited venture, which fees were shown as a reduction of selling, general and administrative expense.

•	Selling, general and administrative expenses in 2007 included a rebate of approximately $222 thousand related to property insurance.

•	Increased depreciation expense of approximately $269 thousand related to ERP modules placed into service in Corporate.

•	Increased bad debt expense of approximately $239 thousand in the tube and core segment.

•	Increased professional services expense related to property appraisal fees of approximately $430 thousand in Corporate.

•	Selling, general and administrative expenses in 2007 included a reduction of key employee incentive compensation expense of approximately $735 thousand.

Restructuring and Impairment Costs. During the three months ended September 30, 2008, we incurred net charges totaling $124.4 million for restructuring and impairment costs. The total consisted of approximately $125.3 million for the impairment of goodwill, a $1.9 million gain on the disposal of assets, approximately $356 thousand for other exit costs and approximately $751 thousand for severance and other termination benefits. We made payments of $552 thousand in severance and other termination benefits and

$936 thousand for other exit costs during the three months ended September 30, 2008, leaving an estimated liability of $4.4 million at September 30, 2008.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

(Loss) Income From Operations. Loss from operations for the three months ended September 30, 2008 was $117.5 million, a decrease of $123.6 million compared to income from operations of $6.1 million reported for the same period last year. The following table presents (loss) income from operations by business segment (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Paperboard	$(62,536)	$3,295	$(65,831)	-1997.9%
Recovered fiber	(2,237)	2,029	(4,266)	-210.3%
Tube and core	(49,562)	5,124	(54,686)	-1067.3%
Folding carton	4,711	1,437	3,274	227.8%
Corporate expense	(7,835)	(5,826)	(2,009)	-34.5%

Total	$(117,459)	$6,059	$(123,518)	-2,038.6%

Paperboard Segment

Income from operations decreased primarily due to expense of approximately $68.4 million related to the impairment of goodwill, which was partially offset by lower restructuring costs of approximately $3.0 million.

Recovered Fiber Segment

Income from operations decreased primarily due to the following factors:

•	Expense of approximately $3.8 million related to the impairment of goodwill.

•	Lower selling prices decreased income from operations by approximately $719 thousand.

Tube and Core Segment

Income from operations decreased primarily due to the following factors:

•	Expense of approximately $53.1 million related to the impairment of goodwill.

•	Higher restructuring costs of $2.2 million.

These reductions were partially offset by higher selling prices which increased income from operations by approximately $2.4 million.

Folding Carton Segment

Income from operations improved primarily due to the following factors:

•	Higher volume improved income from operations by approximately $2.9 million.

•	Lower restructuring costs of approximately $237 thousand.

Discontinued Operations. Income from discontinued operations for the three months ended September 30, 2007, was $7.6 million. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the three months ended September 30, 2008 and 2007 was approximately $4.0 million and $4.9 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $611 thousand for the three months ended September 30, 2008, an increase of $181 thousand compared to the same period in 2007. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and will not recognize equity in income from this unconsolidated affiliate after that date.

Benefit for Income Taxes. The effective rate of income tax for continuing operations for the three months ended September 30, 2008 was a benefit of 24.9%, compared to an expense of 37.0% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net Loss. Due to the factors discussed above, net loss for the three months ended September 30, 2008 was $72.6 million, or $2.53 per diluted common share, compared to a net loss of $6.5 million, or $0.22 net loss per diluted common share, for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Nine Months Ended September 30,		Change	% Change
	2008	2007
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	184.8	193.9	(9.1)	-4.7%
Mill volume shipped to external customers	39.5	36.7	2.8	7.6%

Total	224.3	230.6	(6.3)	-2.7%

Folding carton market
Volume shipped to internal converters	113.0	99.6	13.4	13.5%
Mill volume shipped to external customers	72.4	70.4	2.0	2.8%

Total	185.4	170.0	15.4	9.1%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	52.2	52.1	0.1	0.2%

Specialty paperboard products market
Volume shipped to internal converters	72.7	76.7	(4.0)	-5.2%
Mill volume shipped to external customers	73.0	75.2	(2.2)	-2.9%

Total	145.7	151.9	(6.2)	-4.1%

Total paperboard volume	607.6	604.6	3.0	0.5%

Paperboard volume by reporting segment (tons in thousands):
Paperboard segment	283.7	284.6	(0.9)	-0.3%
Tube and core segment	210.9	220.4	(9.5)	-4.3%
Folding carton segment	113.0	99.6	13.4	13.5%

Total paperboard volume	607.6	604.6	3.0	0.5%

Paperboard Volume. Total paperboard volume for the nine months ended September 30, 2008, increased 0.5% to 607.6 thousand tons from 604.6 thousand tons for the same period in 2007. Tons sold from paperboard mill production decreased 0.6% to 486.9 thousand tons for the nine months ended September 30, 2008, compared to the same period in 2007. The total volume of paperboard converted was essentially unchanged for the nine months ended September 30, 2008.

Total paperboard volume increased primarily due to increased sales of converted paperboard to the folding carton end use market. These increases were partially offset by a decrease in sales of converted paperboard to the tube and core end-use markets and a decrease in sales of converted and unconverted paperboard to the specialty paperboard end use markets, primarily due to overall lower industry demand.

Sales. Our consolidated sales for the nine months ended September 30, 2008 decreased 0.4% to $648.0 million from $650.3 million for the same period in 2007. The following table presents sales by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Paperboard	$165,578	$156,718	$8,860	5.7%
Recovered fiber	86,264	108,311	(22,047)	-20.4%
Tube and core	220,846	221,816	(970)	-0.4%
Folding carton	175,294	163,459	11,835	7.2%

Total	$647,982	$650,304	$(2,322)	-0.4%

Paperboard Segment

Sales for the paperboard segment increased primarily due to higher selling prices and higher volume which accounted for approximately $9.7 million and approximately $2.2 million respectively. These increases were partially offset by a decrease of approximately $2.9 million in sales related to the disposition of a converting facility during 2007.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower volume and lower selling prices which accounted for decreases of approximately $14.4 million and approximately $7.7 million.

Tube and Core Segment

Sales for the tube and core segment decreased due to lower volume which accounted for approximately $5.6 million which was partially offset by an increase in selling prices which accounted for approximately $4.8 million.

Folding Carton Segment

Sales for the folding carton segment increased primarily due to higher volume.

Cost of Sales. Cost of sales for the nine months ended September 30, 2008 decreased $3.5 million from $565.3 million in 2007 to $561.8 million in 2008. This decrease was primarily due to the following factors:

•	Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $3.9 million in the paperboard segment related to the disposition of a facility during 2007.

•	Lower direct material costs of $3.8 million in the tube and core segment primarily due to lower volume.

•	Lower direct material and freight costs of approximately $20.4 million in the recovered fiber segment due to lower volume.

These factors were partially offset by the following increased expenses:

•	Higher direct material costs of $6.0 million in the paperboard segment primarily due to increased fiber prices.

•	Higher energy and fuel costs of $4.6 million in the paperboard segment due to increased fuel prices.

•	Higher freight costs of $2.2 million in the paperboard segment.

•	Higher labor costs of approximately $1.5 million in the paperboard segment.

•	Higher direct material costs of $7.7 million in the folding carton segment primarily due to increased volume.

•	Higher freight costs of $1.7 million in the tube and core segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 decreased $3.7 million from $77.3 million in 2007 to $73.6 million in 2008. The decrease was primarily due to the following factors:

•	Reduction of approximately $1.3 million of employee related expenses in the paperboard segment.

•	Reduction of approximately $1.3 million of selling, general and administrative salaries and related employee expenses in the folding carton segment.

•	Reduction of approximately $500 thousand of selling, general and administrative salaries and related employee expenses in the tube and core segment.

•	Reduction of approximately $444 thousand of selling, general and administrative salaries and related employee expenses in the recovered fiber segment.

•	Lower bad debt expense of $924 thousand in the recovered fiber segment.

Selling, general and administrative expenses in 2007 included a reduction of key employee incentive compensation expense of approximately $1.2 million.

Restructuring and Impairment Costs. During the nine months ended September 30, 2008, we incurred net charges totaling $131.0 million for restructuring and impairment costs. The total consisted of approximately $125.3 for the impairment of goodwill, approximately $3.9 million for the impairment of assets, approximately $1.5 million for other exit costs and approximately $387 thousand for severance and other termination benefits. We made payments of $872 thousand in severance and other termination benefits and $2.2 million for other exit costs during the nine months ended September 30, 2008, leaving an estimated liability of $4.4 million at September 30, 2008.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

(Loss) Income From Operations. Loss from operations for the nine months ended September 30, 2008 was $118.4 million compared to loss from operations of $2.0 million reported for the same period last year. The following table presents (loss) income from operations by business segment (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Paperboard	$(61,855)	$3,859	$(65,714)	-1,702.9%
Recovered fiber	1,803	5,076	(3,273)	-64.5%
Tube and core	(45,076)	8,440	(53,516)	-634.1%
Folding carton	9,525	781	8,744	1,119.6%
Corporate expense	(22,816)	(20,156)	(2,660)	-13.2%

Total	$(118,419)	$(2,000)	$(116,419)	-5,821.0%

Paperboard Segment

Income from operations decreased primarily due to expense of approximately $68.4 million related to the impairment of goodwill, which was partially offset by lower restructuring costs of $4.2 million.

Recovered Fiber Segment

Income from operations decreased primarily due to costs of approximately $3.8 million due to the impairment of goodwill.

Tube and Core Segment

Income from operations decreased primarily due to costs of approximately $53.1 million due to the impairment of goodwill.

Folding Carton Segment

Income from operations improved primarily due to the following factors:

•	Higher volume improved income from operations by approximately $4.8 million.

•	Lower restructuring costs of approximately $1.7 million.

•	Reductions in selling, general and administrative expenses of approximately $1.3 million.

Corporate

Income from operations decreased primarily due to the following factors:

•	Higher employee incentive compensation expense of approximately $1.2 million.

•	Higher restructuring costs of approximately $797 thousand.

Discontinued Operations. The loss from discontinued operations for the nine months ended September 30, 2007, was $7.1 million. See notes to the condensed consolidated financial statements for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $12.5 million and $14.4 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $3.7 million for the nine months ended September 30, 2008, an increase of $2.7 million compared to the same period in 2007. This increase was primarily due to increased containerboard volume and margins which offset the decline in gypsum wallboard facing paper. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and will not recognize equity in income from unconsolidated affiliates after that date.

Benefit for Income Taxes. The effective rate of income tax for continuing operations for the nine months ended September 30, 2008 was a benefit of 26.2%, compared to a benefit of 29.4% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, the write-off of goodwill with no tax basis, and changes in the estimated state income tax rates.

Net Loss. Due to the factors discussed above, net loss for the nine months ended September 30, 2008 was $76.0 million, or $2.65 per diluted common share, compared to a net loss of $17.7 million, or $0.62 net loss per diluted common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations, proceeds from asset sales and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2007 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A, in Part II, Item 1A of this Quarterly Report and elsewhere in this Quarterly Report.

As of September 30, 2008, we had a cash balance of $37.7 million and $43.1 million of availability under the revolving credit facility.

On July 24, 2008, we completed the sale of our fifty-percent membership interest in Premier Boxboard Limited (“PBL”) to our joint venture partner Temple-Inland, Inc. (“Temple”). Approximately $31 million of the $62 million of proceeds from the sale were used to repay amounts then outstanding under the Senior Credit Facility – comprised of the term loan and revolving credit facility – leaving $31 million in cash and thereby increasing availability under the revolving portion of the facility to approximately $42 million immediately thereafter.

We expect to use the proceeds to enhance liquidity and in our efforts to refinance our obligations under our 7 3/8% Senior Notes due on June 1, 2009, and now reflected as a current liability on the balance sheet. The addition of these Senior Notes as a current liability results in a working capital deficit as of September 30, 2008. Because substantially all of our assets are encumbered and our credit ratings are low, the company has limited options available to raise cash or cash equivalents sufficient to meet its current liquidity needs, which now include the Senior Notes. We are attempting to raise the funds necessary to refinance, repay or restructure our Senior Notes through a combination of certain asset sales and by obtaining, secured or unsecured, or asset-based financing. While we are aggressively working to effect a refinancing we can give no assurance that such efforts will produce sufficient funds to permit us to refinance, repay or restructure the Senior Notes. If we are unable to generate cash at projected levels, complete certain asset sales, secure satisfactory high yield, asset-based or other financing or restructure our existing debt obligations, our ability to generate cash sufficient to meet our requirements is uncertain. The following are some of the factors that could affect our future ability to generate cash from operations:

•	Continued volatility and constraints in the debt markets.

•	Possible delisting of our common stock from the Nasdaq Capital Market Systems.

•	Limited pool of purchasers with financial ability to pay a full price for assets we could sell.

•	A contraction in domestic demand for recycled paperboard and related packaging products.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Continued increases in fuel and energy related costs, including transportation.

•	Potential increases in the cost of recovered fiber.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

The occurrence, continuation, or exacerbation of these conditions could adversely impact our ability to use existing credit or seek funds from external sources in order to meet our liquidity requirements. In such event, given the volatility and constraints on the debt markets and our current credit rating, we believe it would be difficult to obtain additional funds at levels that would allow us to service our indebtedness through future cash generation, particularly if we sell a significant portion of our assets. Additional risks related to our substantial indebtedness are discussed under “Risk Factors — Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations under our indebtedness” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As discussed below, the availability of liquidity from our Senior Credit Facility (as previously defined) is primarily affected by our collateral base and our continued compliance with the terms of the Senior Credit Facility, including the payment of interest and compliance with various covenants. We were in compliance with the covenants under our Senior Credit Facility as of September 30, 2008.

Borrowings. At September 30, 2008 and December 31, 2007, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	September 30, 2008	December 31, 2007
Senior credit facility-revolver	$—	$10,339
Senior credit facility-term loan	—	20,048
7 3/8% senior notes	189,750	189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	442	1,505

Total debt	$227,392	$258,842

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 the Company amended its Senior Credit Facility to allow for consent of the sale of its membership interests in Premier Boxboard Limited (“PBL”) (see Note 14 for additional information). The Consent and Fourth Amendment to Amended and Restated Credit Agreement (the “Amendment”) established a requirement to maintain an average daily availability under the Senior Credit Facility of greater than $25 million for a period of 90 days prior to the prepayment of any debt. The Amendment also changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. On July 24, 2008 we completed a transaction to sell our 50% membership interest in PBL to our joint venture partner, Temple-Inland, Inc. for $62 million. We used a portion of the proceeds of the sale to repay all outstanding debt under our Senior Credit Facility – comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated. At September 30, 2008, we had no amounts outstanding under the five-year term loan or the revolver.

Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit facility) plus .50% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 2.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2008. Under the pricing grid, the applicable margins for the revolver range from 0.0% to 1.00% for base rate loans and from 1.50% to 2.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate that ranges from 0.25% to 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The revolver matures on March 30, 2011 and includes a sublimit of $25.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $43.1 million at September 30, 2008.

The Senior Credit Facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, we must maintain a $15.0 million “Minimum Availability Reserve” at all times. The availability disclosed above is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $15.0 million Minimum Availability Reserve would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, we would not meet the fixed charge coverage ratio and, therefore, do not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

Effective October 31, 2008, we amended our Senior Credit Facility to extend the December 1, 2008 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. The amendment also reduces the revolver from $100 million to $80 million, increases pricing on drawn borrowings by 25 basis points depending on availability, increases reserves (that reduce availability) from $15 million to $20 million, reduces our ability to repurchase bonds unless part of a complete discharge or repayment of the 2009 Senior Notes and provides for the repayment or redemption in full not later than March 1, 2009.

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

Cash Provided by (used in) Operations. Cash provided by operations was $9.7 million for the nine months ended September 30, 2008, compared with cash used in operations of $5.5 million for the same period in 2007. This improvement was primarily due to lower cash paid for restructuring costs of $7.1 million, increased distributions from unconsolidated affiliates of $2.7 million, lower cash paid for interest of $1.5 million and lower pension contributions of $1.7 million.

Capital Expenditures. Capital expenditures were $9.3 million for the nine months ended September 30, 2008 versus $20.7 million for the same period in 2007. Aggregate capital expenditures of approximately $12 million to $15 million are anticipated for 2008, of which $9.3 million has been expended through September 30, 2008. Management believes the Company will have sufficient liquidity to complete our remaining 2008 capital expenditures.

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

The only significant change to our contractual obligations since December 31, 2007 is the repayment of debt and interest under the Senior Credit Facility. These payments resulted in no payment obligations as of September 30, 2008.

As of September 30, 2008, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $13.9 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations, or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, fluctuations in raw material prices and energy costs, our ability to repay, refinance or restructure our substantial indebtedness on or prior to maturity, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, increases in pension and insurance costs, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, the delisting of our common stock from the Nasdaq Capital Market Systems and the impact thereof on our liquidity and ability to raise capital, our ability to successfully integrate the operations of acquired businesses, the impact on the company of its results of operations in recent years and the sufficiency of its financial resources to absorb the impact, our ability to successfully dispose of our assets held for sale, unforeseen difficulties with the integration of our IT systems. Additional relevant risk factors that could cause actual results to differ materially are discussed in the company’s registration statements and its most recent reports on Form 10-K, 10-Q and 8-K, as amended, filed with or furnished to, the Securities and Exchange Commission (the “SEC”). With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective primarily because of the identification of the material weakness in our internal controls over financial reporting, described below, which we view as an integral part of our disclosure controls and procedures.

Internal Controls over Financial Reporting

A material weakness in internal control over financial reporting (as defined in paragraph A7 of Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Controls Over Income Tax Accounting: We did not maintain effective controls over the calculation of our income tax provisions for the period ended September 30, 2008. Specifically, the operating effectiveness of our controls over the determination and review of the quarterly tax provisions did not provide reasonable assurance that the income tax provisions were calculated and recorded in accordance with accounting principles generally accepted in the United States (“GAAP”). As a result, we determined that it was necessary to reduce the reserves previously recorded pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” as a result of a change in valuation allowances related to state net operating losses that negated the necessity of that reserve. Additionally, an incorrect journal entry was made to other comprehensive income rather than the statement of operations to record the effects of a change in deferred income tax liabilities. Due to these errors, adjustments that were material to the financial statements were necessary to present the financial statements as of and for the nine months ended September 30, 2008 in accordance with GAAP.

Despite this control deficiency, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the nine-month period ended September 30, 2008. Until such control deficiency is remediated, however, it is reasonably possible that these control deficiencies could result in a material misstatement of the provision for income taxes and related income tax balances in the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008, based on criteria in Internal Control - Integrated Framework issued by the COSO.

Remediation Steps to Address the Material Weakness

We are actively engaged in the implementation of remediation efforts to address the material weakness in our controls over financial reporting as of September 30, 2008. We have commenced a process to strengthen and enhance our accounting procedures surrounding income taxes to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP, including performing a detailed reconciliation of our change in deferred tax assets and liabilities as well as an extensive review of our FIN 48 reserves. These remediation efforts are specifically designed to address the material weakness identified by Company management.

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

Our common stock is quoted on the Nasdaq Capital Market System (“Nasdaq”). Nasdaq imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of our common stock must close at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on Nasdaq. Recently, our common stock has closed at a price below $1.00 per share.

On October 16, 2008, Nasdaq announced the immediate suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price and that it will not take any action to delist any security traded on the Nasdaq Capital Market that fails to comply with the minimum $1.00 closing bid price requirement until January 19, 2009. Consequently, for as long as Nasdaq’s rule suspension remains in effect, Nasdaq will not delist our stock if the closing bid price for our common stock falls below $1.00 per share during the rule suspension period.

If the closing bid price of our common stock continues to fail to meet Nasdaq’s minimum closing bid price requirement at any time on or after January 19, 2009, or if we otherwise fail to meet all other applicable Nasdaq requirements, Nasdaq may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

For additional discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to those risk factors since the date of the Annual Report.

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

CARAUSTAR INDUSTRIES, INC.

Date: November 10, 2008	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith