Form 10-K
period 2008-12-31
CARAUSTAR INDUSTRIES INC
filed 2009-03-13
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008, computed by reference to the closing sale price on such date, was $82,955,559. For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status shall not be deemed conclusive for other purposes. As of March 9, 2009, 30,041,079 shares of Common Stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors, including, but not limited to, our ability to continue as a going concern, our ability to refinance our substantial indebtedness, the effect that the “going concern” disclosure included in the opinion of our independent public accounting firm will have on our relationships with customers, suppliers, vendors and employees, fluctuations in raw material prices and energy costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, demand for our products, the degree of success achieved by our new product initiatives, increases in pension and insurance costs, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, the delisting of our common stock from the Nasdaq Capital Market Systems and the impact thereof on our liquidity and ability to raise capital, our ability to complete acquisitions and successfully integrate the operations of acquired businesses, the impact on the company of its results of operations in recent years and the sufficiency of its financial resources to absorb the impact and our ability to successfully dispose of our assets held for sale. Additional relevant risk factors that could cause actual results to differ materially are discussed in the “Risk Factors” section below and elsewhere in this annual report and in our other reports on Forms 8-K, 10-Q and 10-K we file with the SEC from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

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

Operations and Products

Paperboard. Our principal manufacturing activity is the production of uncoated recycled paperboard, however, we do have one manufacturing facility that is used primarily for the production of clay-coated recycled paperboard. In this manufacturing process, we reduce recovered fiber to pulp, clean and refine it and then process it into various grades of paperboard for internal consumption by our converting facilities or external sale in the following four end-use markets:

•	Tube and core
•	Folding cartons
•	Gypsum wallboard facing paper
•	Specialty paperboard products

We currently operate a total of eight paperboard mills. These mills are located in the following states: Georgia, Iowa, North Carolina, Ohio, South Carolina and Washington.

In 2008, approximately 51% of the recycled paperboard sold by our paperboard mills was consumed internally by our converting facilities; the remaining 49% was sold to external customers and represented 26% of our 2008 sales of $819.7 million. Sales of unconverted paperboard to external customers as a percentage of total sales were as follows (excludes sales from the Premier Boxboard Limited, LLC joint venture):

	Years Ended December 31,
End-Use Market	2006	2007	2008
Tube and core	2%	3%	3%
Folding cartons	10%	6%	7%
Gypsum wallboard facing paper	4%	3%	4%
Specialty paperboard products (1)	11%	12%	12%

	27%	24%	26%

(1)	Includes sales of unconverted paperboard and certain specialty converted products.

Three of our paperboard mills operate specialty converting facilities that supply specialty converted and laminated products to the bookbinding, printing and furniture industries.

Recovered Fiber. We operate eight stand-alone recovered fiber recycling and brokerage facilities that collect, sell and broker recovered fiber to external customers and to our own mills. Our recovered fiber recycling and processing facilities sort and bale recovered fiber and then either transfer it to our mills for processing or sell it to third parties. Sales of recovered fiber to external customers accounted for 13%, 17% and 12% of our sales in 2006, 2007 and 2008, respectively.

Tube and Core. Our largest integrated converting operation is the production of tubes and cores. The principal applications of these products are textile cores, paper mill cores, yarn carriers, carpet cores, construction tubes, edge protectors and film, foil and metal cores. Our 30 tube and core converting plants obtain approximately 90% of their paperboard needs from our paperboard mills and the remaining 10% from other manufacturers. Paper tubes are designed to provide specific physical strength properties, resistance to moisture and abrasion, and resistance to delamination at extremely high rotational speeds. Because of the relatively high cost of shipping tubes and cores, these facilities generally serve customers within a relatively small geographic area. Accordingly, most of our tube and core converting plants are located close to concentrations of customers.

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

In addition to tube and core converting facilities, our tube and core division operates five facilities that produce specialty converted products used in industrial packaging protection applications (edge protectors). Our tube and core and related sales to external customers accounted for 33%, 34% and 34% of our total sales in 2006, 2007 and 2008, respectively.

In 2006 and during most of 2007, our tube and core segment also manufactured composite containers and plastics, producing composite containers used in the adhesive, sealant, food and food service markets, as well as grease cans, tubes, cartridges and other components. We sold these operations in October 2007.

Folding Carton. We manufacture folding cartons and rigid set-up boxes at nine plants. During 2008, these plants obtained approximately 14% of their paperboard needs from our paperboard mills and the remaining 86% from other manufacturers. The paperboard purchased from other manufacturers is primarily paperboard grades not manufactured by our mill system. Our folding cartons and rigid set-up boxes are used principally as containers for candy, frozen foods, paper goods, hardware, dry foods, sporting goods, film and various other industrial applications, including textile and apparel.

Folding carton sales accounted for 25%, 25% and 28% of our sales in 2006, 2007 and 2008, respectively.

Sales by Segment. Our consolidated sales for the year ended December 31, 2008 were $819.7 million. Our four business segments accounted for the following percentages of sales for that period:

•	Paperboard — 26%
•	Recovered fiber — 12%
•	Tube and core — 34%
•	Folding carton — 28%.

Joint Ventures. Prior to July 24, 2008, we owned a 50% membership interest in Premier Boxboard Limited, LLC (“PBL”). PBL was a joint venture with Temple-Inland Inc. (“Temple-Inland”), which owned the remaining 50% interest, and was accounted for under the equity method. PBL produces lightweight gypsum facing paper along with containerboard grades and was managed by us. Effective July 24, 2008, we sold our 50% interest in PBL to Temple-Inland.

As of January 1, 2006, we had a 50% interest in Standard Gypsum, L.P. (“Standard Gypsum”), another joint venture with Temple-Inland, that manufactured gypsum wallboard. Effective January 17, 2006, we sold our 50% interest in Standard Gypsum to Temple-Inland.

For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings” and the notes to the consolidated financial statements included in Part II, Item 8 of this annual report.

Raw Materials.

Recovered fiber, derived from recycled paperstock, is the most significant raw material we use in our mill operations. Our paper board mills purchased approximately 96% of their recovered fiber requirements from our recovered fiber segment. We obtain the balance from a combination of other sources such as small waste collectors and waste collection businesses. Our recovered fiber segment sorts and bales recovered fiber and then either transfers it to our mills for processing or sells it to third parties. We also obtain recovered fiber from customers of our converting operations and from waste handlers and collectors who deliver loose recovered fiber to our mill sites for direct use without baling. We obtain another portion of our requirements from our small baler program, in which we lease, sell or furnish small baling machines to businesses that bale their own recovered fiber for our periodic collection.

We closely monitor our recovered fiber costs, which can fluctuate significantly and can materially affect our operating results due both to time lags in implementing price increases and uncertainties regarding our ability to fully implement price increases in response to rising recovered fiber and other operating costs. See “Risk Factors — Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.” Our paperboard mills continually pursue operational methods and alternative fiber sources to minimize our recovered fiber costs. During 2006 we consolidated the procurement of recovered fiber in order to maximize efficiency and leverage our scale. As a result of this initiative we are now purchasing 96% of our recovered fiber requirements from our recovered fiber segment.

Energy Costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. We use energy, including natural gas, coal, electricity and fuel oil, to generate steam used in the paper making process and to operate our paperboard machines and our other converting machinery. We purchase energy from local suppliers at market rates. In 2007, the average energy cost in our mill system was approximately $65 per ton and in 2008 it was $76 per ton, a 16.9% increase. Until the last four years, our business had not been significantly affected by fluctuating energy costs, and we historically had not passed energy cost increases through to our customers. Although we have responded to recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent upon, and limited by market dynamics including supply and demand and contractual commitments that may prescribe the timing and amount of future price increases, without direct market correlation. For more information about our fluctuating energy costs, see “ Risk Factors — Our operating margins and cash flow may be adversely affected by rising energy costs.”

Product Distribution.

Some of our manufacturing and converting facilities have their own sales staff and maintain direct sales relationships with their customers while other facilities use a centralized sales staff. We also employ divisional and corporate level sales personnel who support and coordinate the sales activities of individual facilities. Divisional and corporate sales personnel also provide sales management, marketing and product development assistance in markets where customers are served by more than one of our facilities. Approximately 157 of our employees are devoted exclusively to sales and customer service activities, although many other employees participate generally in sales efforts. We generally do not sell our products through independent sales representatives. Our advertising is limited to trade publications.

Customers.

We manufacture most of our converted products pursuant to customers’ orders. We do, however, maintain minimal inventory levels of certain products. Our business generally is not dependent on any single customer or upon a small number of customers. We do not believe that the loss of any one customer would have a material adverse effect on our financial condition or results of operations. Sales to external customers located in foreign countries accounted for approximately 6.7%, 7.0% and 7.9% of our sales for 2006, 2007 and 2008, respectively.

Competition.

Although we compete with numerous other manufacturers and converters, our competitive position varies greatly by geographic area and within the various product markets of the recycled paperboard industry. In most of our markets, our competitors are capable of supplying products that would meet our customers’ needs. Some of our competitors have greater financial resources than we do. We compete in our markets on the basis of price, quality and service. We believe that it is important in all of our markets to work closely with our customers to develop or adapt products to meet customers’ specialized needs. We also believe that we compete favorably on the basis of all of the above factors.

Tube and core.

In the southeastern United States, where we historically have marketed our tubes and cores, we believe that we and the Sonoco Products Company (“Sonoco”) are the major competitors. On a national level, Sonoco is our largest competitor in the tube and core market. According to industry data, Sonoco had nearly half of the total tube and core market in the United States in 2008. We also compete with several regional companies and numerous small local companies in the tube and core market.

Folding Carton.

The folding carton market in the United States is served by several large national and regional companies and numerous small local companies. Nationally, none of the major competitors are strong, although certain competitors may be stronger in particular geographic areas or market niches. In the markets served by our carton plants, the leading competitors are Graphic Packaging Inc. and the Rock-Tenn Company.

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

Specialty paperboard products.

In our sales of specialty products and in sales of recycled paperboard to other manufacturers for the production of tubes and cores, folding cartons and boxes and miscellaneous converted products (other than gypsum wallboard facing paper), we compete with a number of recycled paperboard manufacturers, including The Newark Group, Inc. and the Rock-Tenn Company. We do not believe that any of our competitors is dominant in any of these markets.

Competitive Position.

Recovered fiber costs were slightly lower on average in 2008 as compared to 2007. Our average cost for recovered fiber per ton of recycled paperboard produced was approximately $145 during 2008, a 0.7% decrease from $146 per ton in 2007. Although the average cost year over year was primarily unchanged, we did, however, experience a significant reduction in recovered fiber costs during the fourth quarter of 2008, in which our average cost was approximately $105 per ton. Although no specific information is available about our competitors’ actual recovered fiber costs, we believe that our delivered recovered fiber costs are among the lowest in the recycled paperboard industry. Relative to other competitors, we believe that our lower recovered fiber costs are attributable in part to lower shipping costs resulting from the location of our paperboard mills and recovered fiber facilities near major metropolitan areas that generate substantial supplies of recovered fiber.

Our relatively low recovered fiber costs are also in part attributable to our emphasis on certain recovery methods that enable us to avoid baling operations. We believe that our competitors rely primarily on off-site, company-owned and operated recovered fiber baling operations that collect and bale recovered fiber for shipment and processing at the mill site. We also operate such facilities, and our experience is that the baling operation results in $25-$30 per ton higher recovered fiber costs. We equip most of our paperboard mills to accept unbaled recovered fiber for processing directly into their pulpers. In each of 2008 and 2007, unbaled recovered fiber represented approximately 4% of our total recovered fiber purchases. We also use other fiber recovery methods, such as our small baler program, that result in lower recovered fiber costs.

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

Employees.

We operate 67 facilities (64 in the United States and 3 in Canada) and have approximately 3,200 employees, of whom approximately 2,500 are hourly and 700 are salaried. Approximately 769 of our hourly employees are represented by labor unions. All principal union contracts expire during the period 2009-2010. Our union contracts that expire in 2009 cover approximately 307 of our hourly employees. Although we consider our relations with our employees to be good, we can give no assurance that we will be able to renegotiate union contracts with terms acceptable to us or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

Executive Officers.

The names and ages, positions and period of service of each of our Company’s executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer’s death, resignation, retirement, removal or disqualification.

Name and Age	Position	Period of Service as Executive Officer and pre-Executive Officer experience (if an Executive Officer for less than 5 years)

Michael J. Keough (57)	President and Chief Executive Officer; Director	President and CEO since 1/2005; Director since 10/2002; Senior Vice President and Chief Operating Officer 3/2002-2004.

Ronald J. Domanico (50)	Senior Vice President and Chief Financial Officer; Director	Senior Vice President and Chief Financial Officer since 1/2005; Director since 5/2006; Vice President and CFO 10/2002-12/2004.

Steven L. Kelchen (51)	Senior Vice President, Operations

Since 11/2008; 5/2006-2008 Vice President, Converted Products Group; 8/2004-2006 Vice President, Caraustar Custom Packaging Group; 2000-2004 Vice President, Regional Manager, Folding Cartons & Labels’ Smurfit Stone Container Corporation.

Thomas C. Dawson, Jr. (57)	Vice President, Mill Group (Retired)	Since 12/2003; employed with Caraustar Mill Group since 1973, retired December 31, 2008.

John R. Foster (63)	Vice President, Sales and Marketing (Retired)	Since 9/1996, retired December 31, 2008.

Gregory B. Cottrell (51)	Vice President, Recovered Fiber Group	Since 10/2004; employed with Caraustar Recovered Fiber Group since 1994.

William A. Nix, III (57)	Vice President, Finance and Chief Accounting Officer	Since 1/2005; 4/2001-2004 Vice President, Treasurer and Controller.

Barry A. Smedstad (62)	Vice President, Chief Human Resources Officer	Since 1/1999.

Wilma E. Beaty (42)	Vice President, General Counsel and Secretary

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

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our inability to refinance our Senior Notes raises substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 19 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to successfully execute our plan or otherwise address these matters. If we are unsuccessful, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Our substantial indebtedness could adversely affect our liquidity. Additionally, we may not be able to satisfy our current debt obligations, which could adversely impact our ability to continue as a going concern.

We have a substantial amount of outstanding indebtedness. See “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements included in Part II, Item 8 of this annual report. Our substantial level of indebtedness, including our Senior Notes maturing in 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. Given the substantial constraints in the credit markets, it is likely that we will be unable to refinance our Senior Notes. Continuing as a going concern is dependent on a resolution that will allow the refinancing or restructuring of the Senior Notes. Such resolution will involve discussions with the noteholders. The noteholders have formed an ad hoc committee to facilitate discussions. The outcome of those discussions, however, is uncertain. Accordingly, as of December 31, 2008, there is substantial doubt regarding our ability to continue as a going concern. Our substantial leverage could have significant consequences to holders of our debt and equity securities. For example, it could:

•	affect our viability as a going concern;
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general, adverse economic and industry conditions;
•	limit our ability to obtain additional financing;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	require us to sell debt or equity securities, or to sell some of our assets, possibly on unfavorable terms, to meet payment obligations;
•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a possible disadvantage compared to our competitors that have less debt;
•	adversely affect the value of our common stock.

Our independent registered public accounting firm has expressed its view that there are material uncertainties which cast significant doubt upon our ability to continue as a going concern. The addition of this going concern disclosure may also adversely impact our relationships with customers, suppliers, vendors and employees.

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

Our common stock could be delisted.

Our common stock is quoted on the Nasdaq Capital Market System (“Nasdaq”). Nasdaq imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of our common stock must close at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on Nasdaq. Recently, our common stock has closed at a price well below $1.00 per share.

On October 16, 2008, Nasdaq announced the immediate suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price and that it will not take any action to delist any security traded on the Nasdaq Capital Market that fails to comply with the minimum $1.00 closing bid price requirement until April 20, 2009. Consequently, for as long as Nasdaq’s rule suspension remains in effect, Nasdaq should not delist our stock on the basis of the closing bid price for our common stock if it is trading below $1.00 per share during the rule suspension period.

If the closing bid price of our common stock continues to trade below Nasdaq’s minimum closing bid price requirement at any time on or after April 20, 2009, or if we otherwise fail to meet all other applicable Nasdaq requirements, Nasdaq may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

In the future, we may not be able to meet the continued listing requirements of the Nasdaq. Trading, if any, in our common stock would thereafter be conducted on another exchange or quotation system. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices for our common stock.

We are adversely affected by the cycles, conditions and problems inherent in our industry.

Our operating results tend to reflect the general cyclical nature of the business in which we operate. In addition, our industry has suffered from excess capacity. Our industry also is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition and volatility within our industry. In a recession, demand and prices for our products tend to drop substantially. Our profitability historically has been more sensitive to price changes than to changes in volume. Future decreases in prices for our products could adversely affect our operating results. These factors, coupled with our substantially leveraged financial position, may adversely affect our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

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

Historically we have announced price increases on our products to help offset increases in other operating costs as well, such as energy, freight, employee benefits and insurance. Although we seek to realize the full benefit of these announced price increases, our ability to do so is dependent on numerous factors, such as customer acceptance of these increases, market dynamics including supply and demand, and contractual commitments that may prescribe the timing and amount of future price increases, without direct market correlation. For all these reasons, we may not be able to realize the full benefits of pricing increases that we announce and work to implement.

Our operating margins and cash flow may be adversely affected by rising energy costs.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of electrical purchases and fuel used to generate steam used in the paper making process and to operate our paperboard machines and all of our other converting machinery. Our energy costs in 2008 increased 16.9% compared to 2007. In 2007, the average energy cost in our mill system was approximately $65 per ton and in 2008 it was $76 per ton. In 2007, we experienced a 12.2% decrease in energy costs compared to 2006. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed energy cost increases through to our customers. Although we have responded to recent energy cost increases by raising our selling prices, our ability to realize the full benefit of these price increases is dependent on, and limited by dynamics such as pricing strategies of our competitors and contractual commitments that affect our ability to raise prices as fast as our costs increase. Consequently, we may not be able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins could be adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs.

Our business may suffer from risks associated with growth and acquisitions.

Historically, we have grown our business, revenues and production capacity to a significant degree through acquisitions. However, due to the difficult operating climate currently facing our industry and our financial position, we have curtailed our acquisition activity, and accordingly, our revenue has declined as we have focused on conserving cash and maximizing the productivity of our existing facilities. We expect, however, to continue to evaluate and strategically pursue acquisition opportunities, subject to available funding and credit flexibility. Growth through acquisition involves risks, many of which may continue to affect us based on previous acquisitions. We cannot give assurance that our acquired businesses will achieve the same levels of revenue, profit or productivity as our existing locations or otherwise perform as we expect.

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

The industry in which we operate is highly competitive. Our competitors include other large, vertically integrated paperboard, packaging and gypsum wallboard manufacturing companies, including National Gypsum Company, The Newark Group, Inc., the Rock-Tenn Company, Smurfit-Stone Container Corporation, the Sonoco Products Company and Graphic Packaging, along with numerous smaller paperboard and packaging companies. As a result of product substitution, we also compete indirectly with manufacturers selling to the same end-use markets, which products use other materials including flexible packaging. In addition, we face increasing competition from foreign paperboard and packaging producers as a result of the continued migration of U.S. manufacturing offshore to find lower labor cost and the emergence of new, foreign competitors in these countries. The industry in which we compete is particularly sensitive to price pressure, as well as other factors, including quality, service, innovation and design, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factors, our ability to attract and retain customers could be materially adversely affected. Some of our competitors are less leveraged than we are and have access to greater resources. These companies may be able to adapt more quickly to new or emerging technologies, respond to changes in customer requirements and withstand industry-wide pricing pressures. If our facilities are not as cost efficient as those of our competitors or if our competitors lower prices, we may need to temporarily or permanently close certain facilities, which could negatively affect our sales volume and revenues.

We have incurred, and may incur additional, material restructuring charges, and we may not be successful in achieving the cost reductions contemplated by our recent and future restructuring activities.

Restructuring has been a primary component of our management’s strategy to address the decrease in demand resulting from secular trends and generally weak domestic economic conditions. Between 2001 and 2008, restructuring and impairment costs have totaled $381.4 million, of which approximately $330.7 million have been noncash charges. These restructuring and impairment costs include $125.3 million we recorded during 2008 for the impairment of goodwill. We have also experienced additional manufacturing and selling, general and administrative costs as a result of transitioning of business within our mill and converting systems to other company facilities. Our restructuring efforts have been directed toward reducing costs through rationalization of manufacturing and converting facilities. However, we can give no assurance that the cost reductions contemplated by our recent and future restructuring activities will be achieved within the expected timeframe, or at all. Any delays or failure in delivering products to our customers due to our facilities rationalization may result in order cancellations or termination of customer relationships, all of which could adversely impact our competitive position and would offset any cost savings we might have achieved. Restructurings involve numerous risks, such as the diversion of management and employee attention, disruptions in customer relationships, production and capacity, and execution risks. Although under current market conditions we expect that restructuring charges will decline, we may incur material restructuring charges in the future, which may exceed our expectations if market conditions change. The recognition of these restructuring charges can cause our reported financial results for a given period to differ materially from our own expectations and those of investors generally, and can accordingly cause the trading prices of our securities to fluctuate significantly depending on the degree to which investors consider these charges relevant in evaluating our financial results and prospects.

Significant disruptions to our operations may materially and adversely affect our earnings.

We operate approximately 67 mills and converting facilities (64 in the United States and 3 in Canada). Natural disasters, such as hurricanes, tornadoes, fires, ice storms, wind storms, floods and other weather conditions, unforeseen operating problems and other events beyond our control may adversely affect the operations of our mills and converting facilities, which in turn would materially and adversely affect our earnings. Any losses due to such events may not be covered by our existing insurance policies. In the event that an occurrence of a natural disaster affected multiple locations, this event could materially and adversely affect our earnings.

In addition, a significant percentage of our hourly employees are represented by labor unions, with all principal union contracts expiring between 2009 and 2010. Although we consider our relations with our employees to be good, we cannot provide any assurance that the union contracts will be renewed in a timely manner, on terms acceptable to us, or at all, or that there will not be any work stoppage or other labor disturbance at any of our facilities. Work stoppages or other labor disturbances at one or more of our facilities may cause significant disruptions to our operations at such facilities, which may materially and adversely impact our results of operations.

Our business is subject to changing regulation of corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common shares are publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. Our ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

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

The success of our business has become increasingly dependent on our ability to integrate computer technology into our operations. Complex computer systems have become indispensable to the timely processing of the volume of transactions generated by our daily operations. Our ability to obtain and service business depends on our ability to convey, internally and externally, accurate and timely information processed on these complex systems. We have recently replaced our core systems and reengineered our processes. These systems are very complex and interdependent and are critical to our success. Due to the extensive effort required to replace these systems and reengineer our processes, we are at risk for a system failure that could, among other problems, result in service interruptions or the production of incorrect data. Such system, process or programming failures, or the cumulative effect of such failures, including any resulting reliance upon information found to be inaccurate or unreliable, could result in the loss of existing customers, difficulty attracting new customers, problems in determining cost of production and establishing appropriate pricing, regulatory problems, increases in operating expenses and other material adverse consequences or material effects on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2008.

ITEM 2. PROPERTIES

Facilities. The following table sets forth certain information concerning our facilities. Unless otherwise indicated, we own these facilities.

Type of Facility	Number of Facilities	Locations

PAPERBOARD

Paperboard Mills (1)	8	Austell, GA (Mill #1); Austell, GA (Mill #2); Austell, GA (Sweetwater); Tama, IA; Charlotte, NC; Cincinnati, OH; Taylors, SC; Tacoma, WA

Specialty Converting Plants	3	Austell, GA; Charlotte, NC; Taylors, SC

RECOVERED FIBER

Recovered Fiber Collection and Processing Plants (2)	8	Columbus, GA; Dalton, GA (leased); Doraville, GA; Charlotte, NC; Cleveland, OH; Hardeeville, SC; Texarkana, TX (leased); Chattanooga, TN

TUBE AND CORE

Tube and Core Plants	30

Crossett, AR; McGehee, AR (leased); Phoenix, AZ (leased); Kingston, Ontario, Canada; Scarborough, Ontario, Canada (leased); Winnipeg, Manitoba, Canada (leased); Cantonment, FL; Palatka, FL; Austell, GA; Cedar Springs, GA; Dalton, GA; Beardstown, IL; Franklin, KY (leased); West Monroe, LA; Saginaw, MI (leased); Corinth, MS; Asheville, NC (leased); Kernersville, NC; Minerva, OH; Toledo, OH (leased); Lancaster, PA (leased); Rock Hill, SC; Taylors, SC; Arlington, TX (leased); Silsbee, TX; Texarkana, TX; Salt Lake City, UT (leased); Franklin, VA; Weyers Cave, VA (leased); Tacoma, WA (leased)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares, $.10 par value (the “Common Shares”), are traded on the Nasdaq Global Market (“Nasdaq”) under the symbol CSAR. As of March 9, 2009, there were approximately 525 shareholders of record and, as of that date, we estimate that there were approximately 3,300 beneficial owners holding stock in nominee or “street” name and approximately 660 holders of shares in the Company’s 401(k) plan. The table below sets forth quarterly high and low stock prices during the years 2007 and 2008.

	2007		2008
	High	Low	High	Low
First Quarter	$8.44	$6.15	$3.38	$1.17
Second Quarter	7.86	5.15	3.17	1.21
Third Quarter	5.53	3.20	3.00	1.25
Fourth Quarter	5.00	2.91	1.80	0.14

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

There were no purchases made by or on behalf of the Company or an “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during 2008.

Information with respect to securities authorized for issuance under equity compensation plans can be found under the captions “Equity Compensation Plan Information” and “Share Ownership” in the Definitive Proxy Statement to be filed with the SEC in connection with the Company’s 2009 Annual Meeting of shareholders (the “Proxy Statement”) pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Summary of Operations
Sales	$819,658	$854,219	$933,044	$905,711	$905,902
Cost of sales	710,565	747,780	801,351	777,523	762,140
Selling, general and administrative expenses	98,969	103,193	122,529	125,725	123,390
Goodwill impairment	(A)125,252	—	—	(D)49,859	—
Restructuring and impairment costs	14,421	13,183	37,790	75,502	21,402
Gain on sale of real estate	—	—	—	—	(E)10,323

(Loss) income from operations	(129,549)	(9,937)	(28,626)	(122,898)	9,293
Other (expense) income:
Interest expense	(16,449)	(18,760)	(25,913)	(41,961)	(42,160)
Interest income	424	208	3,829	2,629	948
Equity in income of unconsolidated affiliates	3,665	1,770	5,613	37,043	25,251
Gain on sale of interest in unconsolidated affiliate	(B)23,807	19	(B)135,247	—	—
Loss on redemption of senior subordinated notes	—	—	(C)(10,272)	—	—
Other, net	424	370	52	537	(847)

Other (expense) income	11,871	(16,393)	108,556	(1,752)	(16,808)

(Loss) income from continuing operations before income taxes and minority interest	(117,678)	(26,330)	79,930	(124,650)	(7,515)
Benefit (provision) for income taxes	18,966	8,712	(27,984)	29,601	2,336
Minority interest in (income) losses	—	—	(102)	273	(184)

(Loss) income from continuing operations	(98,712)	(17,618)	51,844	(94,776)	(5,363)
(Loss) income from discontinued operations before income taxes	—	(8,221)	(6,809)	(11,265)	2,186
Benefit (provision) for income taxes of discontinued operations	—	1,323	2,297	2,655	(802)

(Loss) income from discontinued operations	—	(6,898)	(4,512)	(8,610)	1,384

Net (loss) income	$(98,712)	$(24,516)	$47,332	$(103,386)	$(3,979)

Diluted weighted average shares outstanding	28,700	28,621	28,607	28,774	28,479
Diluted Per Share and Market Data
(Loss) income from continuing operations	$(3.44)	$(0.62)	$1.82	$(3.29)	$(0.19)
(Loss) income from discontinued operations	—	(0.24)	(0.16)	(0.30)	0.05
Net (loss) income	(3.44)	(0.86)	1.66	(3.59)	(0.14)
Market price on December 31	0.46	3.09	8.09	8.69	16.82
Shares outstanding, December 31	29,955	29,465	29,084	28,786	28,753
Total Market Value of Common Stock	$13,779	$91,048	$235,290	$250,150	$483,625
Balance Sheet and Other Data
Cash and cash equivalents	$35,514	$6,548	$1,022	$95,152	$89,756
Property, plant and equipment, net	218,843	239,909	263,605	255,037	388,134
Depreciation and amortization	18,218	19,907	24,171	28,493	30,089
Capital expenditures	12,182	26,601	38,169	24,272	20,891
Total assets	381,750	572,020	624,275	859,132	959,705
Current maturities of long-term debt	190,597	5,830	5,830	85	80
Long-term debt, less current maturities	36,431	253,012	260,092	492,305	506,141
Shareholders’ (deficit) equity	(7,978)	139,819	161,586	108,396	217,252
Total shareholders’ (deficit) equity and debt	$219,050	$398,661	$427,508	$600,786	$723,473

(A)	For additional information see Note 1 to our consolidated financial statements included in Part II, Item 8 of this annual report.
(B)	For additional information see Note 6 to our consolidated financial statements included in Part II, Item 8 of this annual report.
(C)	For additional information see Note 7 to our consolidated financial statements included in Part II, Item 8 of this annual report.
(D)	Goodwill impairment in the paperboard segment due to the decision to sell the coated paperboard mills in Rittman, Ohio and Versailles, Connecticut.
(E)	Gain on the sale of paperboard mill in Chicago, Illinois.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a major manufacturer of recycled paperboard and converted paperboard products. We operate in four business segments. The paperboard segment manufactures 100% recycled uncoated and clay-coated paperboard and operates a specialty converting operation. The recovered fiber segment collects and sells recycled paper and brokers recycled paper and other paper rolls. The tube and core segment produces spiral and convolute-wound tubes and cores, construction tubes and edge protectors. The folding carton segment produces printed and unprinted folding cartons and set-up boxes.

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 51% in 2008. The remaining 49% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Over the last few years, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment and profitability, restructuring activities have become an important element of our strategy. The previous divestitures of our interest in Standard Gypsum, our corrugated box plant and partition businesses, our two coated recycled paperboard mills, our specialty packaging businesses and our composite container and plastics businesses, as well as the recent sale of our membership interest in Premier Boxboard Limited, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

Our substantial level of indebtedness, including our 7 3/8% Senior Notes, which are now classified as current liabilities and are due on June 1, 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. Given the significant constraints in the credit markets, it is likely that we will be unable to refinance our Senior Notes. Continuing as a going concern is dependent on a resolution that will allow refinancing or restructuring of the Senior Notes. Such resolution will involve discussions with the noteholders. The noteholders have formed an ad hoc committee to facilitate discussions. The outcome of those discussions however, is uncertain. We cannot predict the outcome of the discussions with any certainty and therefore cannot predict with any certainty that we will be able to meet our pending debt maturities. Accordingly, as of December 31, 2008, there is substantial doubt regarding our ability to continue as a going concern.

At June 30, 2008, we had $125.3 million of recorded goodwill, which represented the excess purchase price over the fair value of the net tangible and intangible assets acquired in prior periods. Goodwill is reviewed at least annually or more frequently on the occurrence of events or circumstances which may indicate that carrying values exceed fair values. During the third quarter of 2008, we determined that recorded amounts of goodwill were not supported by the fair values as calculated by several methods and considering the impact of the decline in our share price during the quarter. Accordingly, a non-cash goodwill impairment charge of $125.3 million was recorded as of September 30, 2008. We have amortizable basis of approximately $41.6 million in goodwill for federal income tax purposes, which may be available to offset future taxable income from operations or gains from sales of assets, subject to potential limitations under the Internal Revenue Code.

We are a holding company that operates our business through 22 subsidiaries as of the date of this filing. Through July 24, 2008, we owned a 50% interest in a joint venture with Temple-Inland. We accounted for the interests in our joint venture under the equity method of accounting. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements — Joint Venture Financings” below.

On July 24, 2008, we completed the sale of our 50% membership interest in Premier Boxboard Limited, LLC (PBL) to our joint venture partner, Temple-Inland. On July 23, 2008, PBL made the final dividend distribution to us and Temple-Inland in the amount of $1.6 million. This final distribution was made in full and complete satisfaction of our right to receive any other distribution or payment from PBL.

Our results of operations described below reflect the results for our continuing operations and the results for the various periods described have been adjusted to eliminate the results of discontinued operations.

Key Business Indicator and Trends

Historically, demand in our industry has been closely correlated with the domestic economy in general, and with consumer nondurable consumption (packaging segment) and industrial production (tube and core segment), specifically. Demand tends to be cyclical in nature, with cycles lasting three to five years depending on gross domestic product, interest rates and other factors. As these demand drivers fluctuate, we typically experience variability in volume, revenue and profitability in our business. From late 1999 through 2002, the recycled paperboard and converted paperboard products industry was in a down cycle. Although from 2002 through 2007 the industry somewhat improved, in 2008 we experienced lower levels of demand and capacity utilization, primarily due to the downturn in the overall economy. While we believe that future operating results may improve, we cannot ascertain when or to what extent this may occur and we cannot be certain that future operating results will improve.

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

Paperboard mill operating rates are affected by demand and by mill closures. Industry demand decreased from 2000 to 2002 due primarily to a recessionary general economy, the continued migration of U.S. manufacturing offshore to find lower labor cost and product substitution such as the replacement of paperboard carton packaging with plastic standup pouches. The decrease in demand resulted in a decrease in operating rates for us and the industry as a whole. Although from 2003 through 2007 industry demand was somewhat more stabilized, we expect the migration of U.S. manufacturing offshore and product substitution to continue, which could continue to negatively affect operating results.

Industry Source: American Forest and Paper Association.

Restructuring has been a primary component of management’s strategy to address the decrease in demand resulting from secular trends, as discussed above, and generally weak domestic economic conditions. Between 2001 and 2008, restructuring and impairment costs have totaled $381.4 million, of which approximately $330.7 million have been noncash charges. These restructuring and impairment costs include $125.3 million we recorded during 2008 for the impairment of goodwill. See “Results of Operations 2007 — 2008” and “Results of Operations 2006 — 2007.” We have also experienced additional manufacturing and selling, general and administrative costs as a result of our transitioning of business within our mill and converting systems to other company facilities. Our strategic initiatives are designed to enhance our competitiveness through reduced costs, increase revenue through delivery of differentiated quality products and services to our customers, and promote compliance with recent changes in legal and regulatory requirements. Our restructuring efforts have been directed toward reducing costs through manufacturing and converting facilities rationalization where we believed it was advantageous to do so due to geographic overlap, duplicative capabilities, changes in customer base and other factors. Rationalization of facilities typically results in increased cash outlays and expenses initially, for example, severance costs. We believe that future earnings and cash flows will be favorably impacted by our continued efforts to reconfigure our business to increase efficiency and better match supply with customer demand.

Recovered fiber, which is derived from recycled paper stock, is our most significant raw material. Historically, the cost of recovered fiber has fluctuated widely due to market and industry conditions. For example, our average recovered fiber cost per ton of paperboard produced increased from $43 per ton in 1993 to $144 per ton in 1995, an increase of 235%, before dropping to $66 per ton in 1996. Recovered fiber cost per ton averaged approximately $146 and $145 during 2007 and 2008, respectively.

Excluding raw materials and labor, energy is our most significant manufacturing cost. Energy consists of fuel used to generate steam used in the paper making process and electrical purchases to operate our paperboard machines and all of our converting machinery. In 2006, the average energy cost in our mill system was approximately $74 per ton compared to $65 per ton in 2007, a 12.2% decrease. In 2008 energy costs averaged $76 per ton, an increase of 16.9% from 2007. Until the last several years, our business had not been significantly affected by fluctuating energy costs, and we historically have not passed increases in energy costs through to our customers. As the volatility of energy prices has increased dramatically over the last four years, we have not been able to pass through to our customers all of the energy cost increases we have incurred. As a result, our operating margins have been adversely affected. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, we cannot give assurance that our operating margins and results of operations will not continue to be adversely affected by rising energy costs. See Part I, Item 1, “Risk Factors — Our operating margins may be adversely affected by rising energy costs.”

We raise our selling prices in response to increases in raw material and energy costs. However, we often are unable to pass the full amount of these costs through to our customers on a timely basis due to supply and demand in the industry, and as a result often cannot maintain our operating margins in the face of dramatic cost increases. We experience margin shrinkage during all periods of cost increases due to time lags in implementing our price increases. We cannot give assurance that we will be able to recover any future increases in the cost of recovered fiber by raising the prices of our products. Even if we are able to recover future cost increases, our operating margins and results of operations may still be materially and adversely affected by time delays in the implementation of price increases. See Part I, Item 1A, “Risk Factors — Our business and financial performance may be adversely affected by future increases in raw material and other operating costs.”

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

Revenue Recognition. We recognize revenue and the related account receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of our accounts receivable. Generally, we recognize revenue when we ship our manufactured products or when we complete a service and title and risk of loss passes to our customers. Provisions for discounts, returns, allowances, customer rebates and other adjustments which have averaged less than 1% of sales for the years ended December 31, 2006, 2007 and 2008 are provided for in the same period as the related revenues are recorded and are determined based on historical experience or specific customer arrangements.

Accounts Receivable. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information (i.e. Dunn & Bradstreet reports). We monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. When we become aware of a customer whose financial viability is questionable, we closely monitor collection of their receivable balance and may require the customer to prepay for future shipments. If a customer enters a bankruptcy action, we monitor the progress of that action to determine when and if an additional provision for noncollectibility is warranted. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. The allowance for doubtful accounts at December 31, 2006, 2007 and 2008 was $2.2 million, $3.7 million and $4.6 million, respectively, and our provision for uncollectible accounts (bad debt expense) was $1.4 million, $2.5 million and $2.1 million for the years ending 2006, 2007 and 2008, respectively. The increase in our provision during 2007 and 2008 was primarily the result of customer bankruptcies. While our credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for uncollectible accounts receivable.

Inventory. Inventories are carried at the lower of cost or market. Cost includes raw material (recovered fiber for paperboard products and paperboard for converted products), direct and indirect labor and employee benefits, energy and fuel, depreciation, chemicals, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Management reviews inventory at least quarterly to determine the necessity of write-offs for excess, obsolete or unsaleable inventory. Inventory over six months old is generally deemed unsaleable at first quality prices unless customer arrangements or other special circumstances exist. We reserve for inventory obsolescence and shrinkage based on management’s judgment of future realization. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the write-offs required for excess, obsolete or unsaleable inventory; however, in 2006, 2007 and 2008, these write-offs, other than those related to specific customer bankruptcies, were insignificant.

Goodwill. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) and test goodwill for impairment at least annually, and when events occur or circumstances change to the extent that there is a probability that the fair value of a reporting unit may be below its carrying amount. In accordance with SFAS 142 we define each of our operating segments as a reporting unit. The test for goodwill impairment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. We use discounted cash flow analysis to estimate the fair value of our reporting units. We also consider our current market capitalization in evaluating our enterprise value in comparison to the aggregate fair value of our reporting units determined using discounted cash flows. During the third quarter of 2008, due to the continuing decline in our share price and resulting market capitalization decline, we determined that it was necessary to perform a goodwill impairment test. As a result of the analysis, we determined that our goodwill was fully impaired. Accordingly, we recorded a non-cash charge of $125.3 million in the third quarter to recognize the impairment of goodwill, comprised of $68.4 million relating to the Paperboard segment, $3.8 million relating to the Recovered Fiber segment and $53.1 million relating to the Tube and Core segment.

Additionally, in 2007 we wrote off approximately $5.0 million of goodwill related to the divestiture of our composite container and plastics businesses.

Impairment of Long-Lived Assets. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically evaluate long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include, but are not limited to, the following:

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

Impairment charges of $28.7 million, $9.7 million and $9.6 million related to property, plant and equipment were recorded in 2006, 2007 and 2008, respectively. Of these amounts, $100 thousand, $8.7 million and $0 were recorded in discontinued operations during 2006, 2007 and 2008, respectively. During 2006 approximately $16.9 million of the impairments were related to the disposition of the Sprague, Connecticut and Rittman, Ohio coated paperboard mills. The assets impaired include real estate and machinery and equipment related to operations that permanently closed in conjunction with our restructuring activities, discontinued businesses and routine asset disposals. The charges represent the difference between the carrying value of the assets and the estimated fair value. Real estate held for sale as of December 31, 2008 of $3.2 million is recorded as a component of other current assets.

Self-Insurance. We are self-insured for the majority of our workers’ compensation costs and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Our self-insured workers’ compensation liability is estimated based on actual claims as established by a third-party administrator, increased by factors that reflect our historical claim development. The “developed” claim, net of amounts paid and discounted to present value, represents the liability that we record in our financial statements. The primary controllable driver of our workers’ compensation liability is the loss development factor that estimates the amount to which one dollar in actual claims incurred will ultimately grow over the life of the claim, which may be several years. A 10.0% increase in the loss development factors utilized for 2008 would have resulted in a $312 thousand increase in workers’ compensation expense and accrued liability at December 31, 2008. Our self-insured health care liability is estimated based on our actual claim experience and multiplied by a time lag factor of 37 days. The lag factor represents an estimate of the number of days based on historical experience that claims have been incurred but not yet reported and, therefore, should be recorded as a liability. A 10.0% increase in the lag factor would have resulted in a $152 thousand increase in our healthcare costs and accrued liability at December 31, 2008. Future actual costs related to self-insured coverage will depend on claims incurred, medical cost trends which have increased in recent years, safety performance, and various other factors related to our employee population, which has decreased in recent years. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers’ compensation costs and group health insurance costs.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

At December 31, 2008 and 2007, we had net federal and state deferred tax assets related to net operating losses of $24.9 million and $35.5 million, respectively. At December 31, 2007 we established a valuation allowance of $9.8 million for a portion of these deferred tax assets. At December 31, 2008 we established a valuation allowance against all the net deferred tax assets of the company because it was determined that future realization of these assets was not “more likely than not.” For additional information, see Note 12 to our consolidated financial statements included in Part II, Item 8 of this annual report.

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

Pension and Other Postretirement Benefits. We maintain a noncontributory, defined benefit pension plan (the “Pension Plan”). The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. We made no contributions during 2006 and made contributions of approximately $11.9 million and $8.4 million during 2007 and 2008, respectively. Based on our current estimate of future funding requirements, we expect to make contributions of approximately $6.0 million during 2009.

In September 2004, we announced the suspension of any further pension benefits for certain employees covered by the Pension Plan. The suspension was effective as of December 31, 2004 and froze the accrued pension benefits for all employees other than those subject to a collective bargaining agreement and employees who qualified for continued benefits based on years of service and age requirements.

Certain executives participate in a supplemental executive retirement plan (“SERP”), which provides retirement benefits to participants based on average compensation. The SERP was unfunded at December 31, 2008.

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

	SERP		Pension Plan
	2007	2008	2007	2008
Weighted average discount rate	6.10%	6.35%	6.30%	6.25%
Weighted average rate of compensation increase	4.00%	3.00%	3.00%	2.50%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended:

	SERP			Pension Plan
	2006	2007	2008	2006	2007	2008
Weighted average discount rate	5.75%	5.85%	6.10%	5.75%	6.14%	6.30%
Weighted average expected rate of return on plan assets	N/A	N/A	N/A	8.50%	8.00%	8.00%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

In developing the weighted average discount rate, we evaluated input from our actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis, was 6.25% and 6.30% at December 31, 2008 and 2007, respectively. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from our actuaries, we concluded that a discount rate of 6.25% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in discount rates and various other factors related to populations participating in our pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2008 projected benefit obligation of approximately $4.2 million and estimated 2009 net pension expense of approximately $450 thousand.

In developing our weighted average expected rate of return on plan assets, we evaluated such criteria as return expectations by asset class and long-term inflation assumptions. Our expected weighted average rate of return is based on an asset allocation assumption of approximately 58% equity, 36% fixed income and 6% investment in a portfolio of hedge funds. We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. As of December 31, 2008 and 2007, we used expected weighted average rates of return of 8.0% and 8.0%, respectively. A 0.25% change in the weighted average expected rate of return would change estimated 2009 net pension expense approximately $177 thousand.

In the years ending December 31, 2008, and 2007, we made contributions of approximately $8.4 million and $11.9 million, respectively. We expect to make contributions of approximately $6.0 million during 2009. Primarily as a result of the overall decline in the equities markets, the under-funded status of our Pension Plan and the SERP increased by approximately $45.8 million in 2008. While we believe that the assumptions we have used are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our Pension Plan and SERP liability.

We also provide postretirement medical benefits for some of our subsidiaries. Our net periodic postretirement benefit cost for medical costs was approximately $571 thousand, $390 thousand and $411 thousand for the years ended December 31, 2006, 2007 and 2008, respectively. The accumulated postretirement benefit obligations at December 31, 2007 and 2008 were determined using a weighted average discount rate of 6.10% and 6.25%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 6.0% in 2009, decreasing to 4.5% by the year 2011. Increasing the assumed health care costs trend rate by one percentage point would have increased the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2008, by approximately $567 thousand and $33 thousand, respectively. Decreasing the assumed health care costs trend rate by one percentage point would have decreased the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2008, by approximately $488 thousand and $28 thousand, respectively.

Depreciation. Management is required to make estimates regarding useful lives and salvage values of long-lived assets. These estimates can significantly affect depreciation expense and accordingly, both results of operations and the asset values reflected on the balance sheet.

Results of Operations 2007 — 2008

The volume information shown below includes shipments of paperboard products (excluding volume shipped by our unconsolidated joint ventures) combined and presented by end-use market as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Years Ended December 31,		Change	% Change
	2007	2008
Paperboard volume by end-use market (tons in thousands):
Tube and core market
Volume shipped to internal converters	254.5	232.7	(21.8)	(8.6)%
Mill volume shipped to external customers	50.5	48.1	(2.4)	(4.8)%

Total	305.0	280.8	(24.2)	(7.9)%
Folding carton market
Volume shipped to internal converters	129.5	143.4	13.9	10.7%
Mill volume shipped to external customers	92.5	93.1	0.6	0.6%

Total	222.0	236.5	14.5	6.5%
Gypsum wallboard facing paper market
Mill volume shipped to external customers	71.0	61.8	(9.2)	(13.0)%
Specialty paperboard products market
Volume shipped to internal converters	100.5	90.9	(9.6)	(9.6)%
Mill volume shipped to external customers	93.9	95.9	2.0	2.1%

Total	194.4	186.8	(7.6)	(3.9)%
Total paperboard volume	792.4	765.9	(26.5)	(3.3)%

Paperboard volume by reporting segment (in thousands):
Paperboard	373.2	357.2	(16.0)	(4.3)%
Tube and core	289.7	265.3	(24.4)	(8.4)%
Folding carton	129.5	143.4	13.9	10.7%

Total paperboard volume	792.4	765.9	(26.5)	(3.3)%

Paperboard Volume. Total paperboard volume from continuing operations for the year ended December 31, 2008, decreased 3.3% to 765.9 thousand tons from 792.4 thousand tons for the same period in 2007. Tons sold from paperboard mill production decreased 4.2% in 2008. The total volume of paperboard converted decreased 3.6% for the year ended December 31, 2008.

Total paperboard volume decreased primarily due to a decrease in sales of converted paperboard to the tube and core end-use markets, a decrease in sales of converted and unconverted paperboard to the specialty paperboard products end-use markets, and a decrease in sales of converted paperboard to the gypsum wallboard facing paper end use markets. These decreases were partially offset by an increase in sales of converted paperboard to the folding carton end use market.

Sales. Our consolidated sales for the year ended December 31, 2008, decreased by 4.0% to $819.7 million from $854.2 million for the same period in 2007. The following table presents sales by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2007	2008
Paperboard	$206,758	$209,828	$3,070	1.5%
Recovered fiber	140,173	99,996	(40,177)	(28.7)%
Tube and core	293,437	281,138	(12,299)	(4.2)%
Folding carton	213,851	228,696	14,845	6.9%

Total	$854,219	$819,658	$(34,561)	(4.0)%

Paperboard Segment

Sales for the paperboard segment increased due to higher selling prices which accounted for an increase of $11.1 million. This increase was partially offset by lower volume which accounted for a decrease of $8.3 million in sales. Approximately $2.9 million of the $8.3 volume decrease was related to the disposition of a converting facility during 2007.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower selling prices which accounted for a decrease of approximately $23.3 million and by lower volume which accounted for a decrease of approximately $16.9 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower volume which accounted for a decrease of $19.1 million. This decrease was partially offset by higher tube and core selling prices which accounted for an increase of $6.9 million in sales.

Folding Carton

Sales for the folding carton segment increased primarily due to higher volume.

Cost of Sales. Cost of sales for the year ended December 2008, decreased $37.2 million from $747.8 million in 2007 to $710.6 million in 2008. This decrease was primarily due to the following factors:

•

Lower direct material costs of approximately $32.8 million in the recovered fiber segment primarily due to lower volume which accounted for approximately $20.0 million of the decrease and lower recovered fiber prices which accounted for approximately $12.8 million.

•	Lower freight costs of approximately $2.4 million in the recovered fiber segment primarily due to lower volume.
•	Lower direct material costs in the tube and core segment of approximately $10.6 million primarily due to lower volume.
•	Lower direct material costs, labor costs, freight costs, and other manufacturing costs of approximately $3.9 million in the paperboard segment related to the disposition of a facility during 2007.
•	Lower repairs and maintenance and energy costs of $1.7 million in the paperboard segment.
•	Lower depreciation expense of approximately $1.4 million in the folding carton segment primarily due to less accelerated depreciation related to facility closures.

These factors were partially offset by the following increased expenses:

•	Higher energy and fuel costs of approximately $3.7 million in the paperboard segment due to increased fuel prices.
•	Higher freight costs in the paperboard segment of approximately $1.7 million.
•	Higher direct material costs in the folding carton segment of approximately $9.5 million due to higher volume.
•	Higher freight costs in the folding carton segment of approximately $0.8 million due to higher volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008, decreased by 4.1% to $99.0 million from $103.2 million for the same period in 2007. This decrease was primarily due to the following factors:

•	Reduction of approximately $2.2 million of information technology and ERP implementation expenses.
•	Reduction of approximately $1.9 million of selling, general and administrative salary and related employee expenses in the paperboard segment.
•	Reduction of approximately $1.8 million of selling, general and administrative salary and related employee expenses in the folding carton segment.
•	Reduction of approximately $1.5 million of selling, general and administrative salary and related employee expenses in the tube and core segment.
•	Reduction of approximately $0.7 million of selling, general and administrative salary and related employee expenses in the recovered fiber segment.

These improvements were partially offset by the following factors:

•

Selling, general and administrative expenses in 2007 included credits of $1.4 million for management fees received from our PBL joint venture. We sold our interest in PBL on July 24, 2008, and, therefore did not receive those credits after the sale date.

•	Selling, general and administrative expenses in 2007 included a reduction of key employee incentive compensation of approximately $1.2 million.
•	Higher professional and legal fees of approximately $1.1 million related primarily to our efforts to refinance our 7 3/8% Senior Notes.

Restructuring and Impairment Costs. For the year ended December 31, 2008, we incurred charges totaling $139.7 million for restructuring and impairment costs. Of this total, approximately $125.3 million was for impairment of goodwill, $9.6 million for impairment of other long-lived assets, $2.7 million for severance and other termination benefits, and $2.1 million for other exit costs. During 2008 we made payments of $1.4 million for severance and other termination benefits and $3.2 million for other exit costs. For the year ended December 31, 2007, we incurred charges totaling $13.2 million for restructuring and impairment costs. Included in this total were $3.4 million in severance and other termination benefits, $8.8 million in other exit costs, and $1.0 million for the impairment of other long-lived assets. These restructuring plans are a component of management’s strategy to internally match supply with our customers’ demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Loss From Operations. Loss from operations for the year ended December 31, 2008, was $129.5 million, a decrease of $119.6 million compared with an operating loss of $9.9 million reported for the same period in 2007. The following table presents (loss) income from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2007	2008
Paperboard	$(1,453)	$(65,126)	$(63,673)	(4,382.2)%
Recovered fiber	6,454	(646)	(7,100)	(110.0)%
Tube and core	9,473	(45,137)	(54,610)	(576.5)%
Folding carton	2,065	12,050	9,985	483.5%
Corporate expense	(26,476)	(30,690)	(4,214)	(15.9)%

Total	$(9,937)	$(129,549)	$(119,612)	(1,203.7)%

Paperboard Segment

Loss from operations was impacted favorably primarily by the following factors:

•	Higher margins between selling prices and fiber costs improved income from operations by approximately $9.0 million.
•	Improvement of approximately $1.2 million related to the disposition of a facility during 2007.
•	Lower selling, general and administrative and related employee expenses of approximately $1.9 million.
•	Lower bad debt expense of approximately $0.8 million.

These improvements were offset by the following factors:

•	Lower volume reduced income from operations by approximately $4.4 million.
•	Higher energy and fuel costs reduced income from operations by approximately $3.7 million.
•	Higher restructuring and impairment costs of approximately $68.3 million due primarily to the impairment of goodwill.

Recovered Fiber Segment

Loss from operations was impacted unfavorably primarily by the following factors:

•	Lower selling prices decreased income from operations by approximately $7.5 million.
•	Higher restructuring and impairment charges of approximately $3.8 million, due to the impairment of goodwill, reduced income from operations.

These factors were partially offset by the following improvements:

•	Lower freight costs of approximately $2.4 million.
•	Lower direct labor costs of approximately $0.4 million.
•	Lower selling, general and administrative salaries and related employee expenses of approximately $0.8 million.

Tube and Core Segment

Loss from operations was impacted unfavorably primarily by the following factors:

•	Lower volume decreased income from operations by approximately $7.9 million.
•	Higher bad debt expense of approximately $0.5 million reduced income from operations.
•	Higher restructuring and impairment charges of approximately $54.6 million, primarily due to the $53.1 million impairment of goodwill.

These factors were partially offset by the following improvements:

•	Higher selling prices increased income from operations by approximately $7.1 million.
•	Lower selling, general and administrative salaries and related employee expenses of approximately $1.5 million.

Folding Carton Segment

Income from operations improved primarily due to:

•	Higher volume which increased income from operations by approximately $5.8 million.
•	Lower selling, general and administrative salaries and related employee expenses of approximately $1.8 million.
•	Lower restructuring and impairment charges of approximately $1.6 million.

Discontinued Operations. The loss from discontinued operations for the year ended December 31, 2007 was $6.9 million. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of discontinued operations.

Other (Expense) Income. Interest expense for the years ended December 31, 2008 and 2007 was approximately $16.5 million and $18.8 million, respectively. The decrease was primarily due to the repayment of the amounts outstanding under the Senior Credit Facility on July 24, 2008. See “Liquidity and Capital Resources” for additional information regarding our debt, interest expense and interest rate swap agreements.

Gain on Sale of Interest in Unconsolidated Affiliates. On July 24, 2008, we completed the sale of our fifty-percent membership interest in PBL to our joint venture partner Temple-Inland for approximately $62 million which resulted in a gain of approximately $23.8 million.

Equity in Income of Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $3.7 million for the year ended December 31, 2008, an increase of $1.9 million in equity in income from unconsolidated affiliates compared to $1.8 million in the same period in 2007. This increase was primarily due to increased containerboard volume and margins which offset the decline in gypsum wallboard facing paper. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and will not recognize equity in income from unconsolidated affiliates for that business after that date.

Benefit (Provision) for Income Taxes. The effective rate of income tax benefit for continuing operations for the year ended December 31, 2008 was 16.1% compared with an income tax benefit of 33.1% for the same period in 2007. The effective rates for both periods are different from the statutory rates due to permanent tax adjustments and the increase in the valuation allowance. See Note 12 to our consolidated financial statements in Part II, Item 8 of this annual report for additional discussion of the change in the effective tax rate.

Net Loss. Due to the factors discussed above, net loss for the year ended December 31, 2008 was $98.7 million, or $3.44 net loss per common share, compared to net loss of $24.5 million, or $0.86 net loss per common share, for the same period in 2007.

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

Restructuring and Impairment Costs. For the year ended December 31, 2007, we incurred charges totaling $13.2 million for restructuring and impairment costs. Of this total, approximately $1.0 million was for impairment of long-lived assets, $3.4 million for severance and other termination benefits, and $8.8 million for other exit costs. During 2007 we made payments of $3.3 million for severance and other termination benefits and $6.8 million for other exit costs. For the year ended December 31, 2006, we incurred charges totaling $37.8 million for restructuring and impairment costs. Included in this total were $5.7 million in severance and other termination benefits, $3.5 million in other exit costs, and $28.6 million for the impairment of long-lived assets. These restructuring plans are a component of management’s strategy to internally match supply with our customers’ demand, lower costs and streamline production capabilities. See Note 15 to our consolidated financial statements in Part II, Item 8 of this annual report for additional information related to these restructuring plans and the associated costs.

Loss From Operations. Loss from operations for the year ended December 31, 2007, was $9.9 million, an improvement of $18.7 million compared with an operating loss of $28.6 million reported for the same period in 2006. The following table presents (loss) income from operations by business segment (in thousands):

	Years Ended December 31,		$ Change	% Change
	2006	2007
Paperboard	$(10,948)	$(1,453)	$9,495	86.7%
Recovered fiber	4,381	6,454	2,073	47.3%
Tube and core	6,994	9,473	2,479	35.4%
Folding carton	(4,329)	2,065	6,394	147.7%
Corporate expense	(24,724)	(26,476)	(1,752)	(7.1)%

Total	$(28,626)	$(9,937)	$18,689	65.3%

Paperboard Segment

Loss from operations improved primarily due to the following factors:

•	Lower restructuring and impairment costs of $17.4 million.
•	Approximately $4.8 million of the improvement was related to the disposition of the Rittman and Sprague coated paperboard mills.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by an estimated $11.0 million.
•	Higher bad debt expense of $0.9 million.

Recovered Fiber Segment

Income from operations increased primarily due to higher selling prices.

Tube and Core Segment

Income from operations increased primarily due to the following factors:

•	Lower restructuring and impairment costs of approximately $5.4 million.
•	Higher selling prices improved income from operations by approximately $2.6 million.

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

Gain on Sale of Interest in Unconsolidated Affiliates On January 17, 2006, we sold our 50% membership interest in the Standard Gypsum joint venture to our joint venture partners, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased our 50% membership interest for $150 million, which resulted in a gain of approximately $135.2 million.

Equity in Income of Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.8 million for the year ended December 31, 2007, a decrease of $3.8 million in equity in income from unconsolidated affiliates compared to $5.6 million in the same period in 2006. This decrease was primarily due to the decrease in demand for gypsum wallboard facing paper at PBL which was impacted by the downturn in the housing market.

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

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our Senior Credit Facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in this annual report under “Risk Factors” in Part I, Item 1A. At December 31, 2008 we had $35.5 million of cash on hand and $22.0 million borrowing availability under our Senior Credit Facility. On July 24, 2008, we completed the sale of our fifty-percent membership interest in PBL to our joint venture partner Temple-Inland. Approximately $31 million of the $62 million of proceeds from the sale were used to repay amounts then outstanding under the Senior Credit Facility — comprised of the term loan and revolving credit facility.

The 7  3/8% Senior Notes due on June 1, 2009, are now reflected as a current liability on the balance sheet. The addition of these Senior Notes as a current liability results in a working capital deficit of approximately $110 million as of December 31, 2008. Because substantially all of our assets are encumbered and our credit ratings are low, we have limited options available to raise cash or cash equivalents sufficient to meet our current liquidity needs, which now include the Senior Notes. Given the significant constraints in the credit markets, it is unlikely that we will be able to refinance our Senior Notes. Continuing as a going concern is dependent on a satisfactory resolution of the Senior Notes through either a refinancing or restructuring of those Notes, which resolution will involve discussions with the noteholders. The noteholders have formed an ad hoc committee to facilitate discussions. The outcome of the discussions, however, is uncertain. Accordingly, as of December 31, 2008, there is substantial doubt regarding our ability to continue as a going concern. The following are some of the factors that could affect our future ability to generate cash from operations:

•	The possibility of not continuing to operate as a going concern.
•	Continued volatility and constraints in the debt markets.
•	Possible delisting of our common stock from the Nasdaq Capital Market Systems.
•	Limited pool of purchasers with financial ability to pay a full price for assets we might offer for sale.
•	A contraction in domestic demand for recycled paperboard and related packaging products.
•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.
•	Continued export of domestic industrial manufacturing operations.
•	Increases in fuel and energy related costs, including transportation.
•	Potential increases in the cost of recovered fiber.
•	Market acceptance of price increases and energy surcharges in response to rising operating costs.
•	Significant unforeseen adverse conditions in our industry or the markets we serve.
•	Prepayment and other restrictions imposed by our suppliers.

The occurrence, continuation, or exacerbation of these conditions could adversely impact our ability to use existing credit or seek funds from external sources in order to meet our liquidity requirements. In such event, given the volatility and constraints on the debt markets and our current credit rating, we believe it would be difficult to obtain additional funds at levels that would allow us to service our indebtedness through future cash generation, particularly if we sell a significant portion of our assets. Accordingly, as of December 31, 2008, substantial doubt regarding our ability to continue as a going concern exists.

We were in compliance with the covenants under our Senior Credit Facility as of December 31, 2008.

Borrowings. At December 31, 2007 and December 31, 2008, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	December 31, 2007	December 31, 2008
Senior Credit Facility-revolver	$10,339	$—
Senior Credit Facility-term loan	20,048	—
7 3/8% Senior Notes	189,750	189,750
7 1/4% Senior Notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	1,505	78

Total debt	$258,842	$227,028

(1)	Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior and senior subordinated notes.

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 we amended our Senior Credit Facility to provide for consent to the sale of our membership interests in Premier Boxboard Limited (“PBL”). On July 24, 2008 we completed a transaction to sell our 50% membership interest in PBL to our joint venture partner, Temple-Inland, Inc. for $62 million. We used a portion of the proceeds of the sale to repay all outstanding debt under our Senior Credit Facility — comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated (see Note 6 for additional information regarding the sale of PBL). Effective October 31, 2008, we amended our Senior Credit Facility to extend the December 1, 2008 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. Additionally, the amendment reduced the revolver from $100.0 million to $80.0 million and requires that immediately after any prepayment of debt, availability under the Senior Credit Facility be greater than $20 million. On February 26, 2009, we amended our Senior Credit Facility to extend the March 1, 2009 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including April 30, 2009. The revolver was reduced from $80.0 million to $70.0 million. The Consent and Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At December 31, 2008, we had no amounts outstanding under the revolver.

Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit facility) plus 4.00% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 5.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a monthly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each month, commencing on March 1, 2009. Under the pricing grid, the applicable margins for the revolver range from 4.00% to 4.50% for base rate loans and from 5.00% to 5.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.75%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The revolver matures on March 30, 2011 and includes a sublimit of $22.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $22.0 million at December 31, 2008.

The Senior Credit Facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, we must maintain a $20.0 million “Minimum Availability Reserve” at all times. The availability disclosed above is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $20.0 million Minimum Availability Reserve would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, we would not meet the fixed charge coverage ratio and, therefore, do not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

On June 1, 1999, we issued $200.0 million in aggregate principal amount of 7 3/8% Senior Notes due June 1, 2009. The 7 3/8% Senior Notes were issued at a discount to yield an effective interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective interest rate of the 7 3/8% Senior Notes is 6.3%. The 7 3/8% Senior Notes are unsecured obligations. As of December 31, 2008, we have purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, we issued $285.0 million of 9 7/8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% Senior Notes due May 1, 2010. These senior subordinated notes and Senior Notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. The publicly traded senior subordinated notes were, and the Senior Notes are, unsecured but guaranteed, on a joint and several basis, by all but one of our wholly-owned domestic subsidiaries.

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

Interest Rate Swap Agreements. Historically, we have used interest rate swaps to effectively convert our fixed rate debt obligations into variable rate obligations. This strategy has been employed in order to effect an optimal balance between fixed rate and variable rate obligations since, historically, variable rate debt obligations are lower cost than fixed rate debt. During 2004 and 2005 we entered into several interest rates swaps and then unwound those swaps opportunistically for a gain. These gains provided cash to us upon unwinding and lowered our interest expense over the remaining duration of the related debt obligation. We did not enter into any interest rate swap agreements during 2007 or 2008.

Off-Balance Sheet Arrangements — Joint Venture Financings. On January 17, 2006 we completed the sale of our 50% interest in our joint venture Standard Gypsum to our joint venture partner, Temple-Inland, for $150.0 million in cash and eliminated our guaranty and letter of credit support obligations with respect to Standard Gypsum’s debt. As a result of this sale, we no longer have any support obligation with respect to Standard Gypsum’s debt, of which approximately $28.1 million represented our fifty percent obligation as of December 31, 2005, and we ceased to be entitled to any distributions from Standard Gypsum for all periods subsequent to January 1, 2006. We provided certain environmental indemnification not to exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard Gypsum joint venture on April 1, 1996. This indemnification will terminate January 17, 2011. We did not record a liability related to this indemnification since the probability of an asserted claim was considered remote.

On July 24, 2008, we completed the sale of our 50% membership interest in PBL to our joint venture partner, Temple-Inland. The sale was made pursuant to an agreement for purchase and sale of partnership interests dated July 24, 2008 (the “Purchase Agreement”) among us, Temple-Inland and/or certain of their subsidiaries. Pursuant to the Purchase Agreement, Temple-Inland purchased our 50% membership interest for $62 million, which was paid at closing, and assumed our share of PBL’s debt of $25 million. On July 23, 2008, PBL made the final dividend distribution to us and Temple-Inland in the amount of $1.6 million. This final distribution was made in full and complete satisfaction of our right to receive any other distribution or payment from PBL. Pursuant to the Purchase Agreement, we agreed to certain indemnification obligations related to certain representation and warranties, which obligations have a two year survival period. We do not consider these obligations material.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$226,950	$189,750	$29,000	$3,500	$4,700
Interest payment obligations	14,053	9,789	1,675	580	2,009
Capital lease obligations	10	10	—	—	—
Operating lease obligations	36,583	10,298	14,700	8,875	2,710
Purchase obligations	8	4	4	—	—

Total	$277,604	$209,851	$45,379	$12,955	$9,419

(1)	The long-term debt obligation included in this table represents the principal amount to be paid in future periods. The amounts reported on our consolidated balance sheet include realized interest rate swap gains and the mark-to-market value of interest rate swaps. See note 7 to our consolidated financial statements in Part II, Item 8 of this report.

For the purposes of this table, purchase obligations included in the table above are agreements for purchase of goods or services that are enforceable and legally binding on Caraustar and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. However, this table does not include the aggregate amount of routine purchase orders outstanding as of December 31, 2008. Additionally, this table does not include future pension liabilities, other postretirement benefit liabilities and deferred compensation benefit liabilities because we are unable to reasonably estimate the amount and period in which these liabilities will be settled.

As of December 31, 2008, the noncurrent portion of our gross FIN 48 liability, including interest and penalties related to unrecognized tax benefits, is $14.8 million. At this time the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined and therefore is excluded from this table.

Operating Cash Flows. Cash provided by operations was $10.4 million for the year ended December 31, 2008, compared with cash provided by operations of $436 thousand in 2007. The improvement was primarily due to a $2.1 million reduction in cash payments for interest, a $3.5 million reduction in pension contributions, and a $5.5 million reduction in cash paid for restructuring costs.

Capital Expenditures. Capital expenditures were $12.2 million for the year ended December 31, 2008, compared with $26.6 million in 2007. The decrease from the prior year was primarily due to lower capital improvement requirements. Aggregate capital expenditures of approximately $12 million are anticipated for 2009.

Acquisition. Effective January 1, 2008, we acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, for approximately $5.4 million. Mayers is a manufacturer of construction tubes, waxed void tubes, paper cores, plastic test cylinder molds, paper mailing tubes and metal end containers.

Divestitures. In February 2006, we completed the sale of our partition business to RTS Packaging LLC, a joint venture between the Rock-Tenn Company and the Sonoco Products Company, for approximately $6.0 million.

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

During the fourth quarter of 2006, we concluded the sale of our Specialty Packaging Division. The division was sold to several buyers for an aggregate purchase price of $5.1 million. We recorded a loss of approximately $10.8 million associated with this divestiture which was recorded as restructuring and impairment costs of discontinued operations. Approximately $8.1 million of the loss was recorded in 2005 and $2.7 million was recorded in 2006.

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

Inflation

Raw material and energy cost changes have had, and continue to have, a material effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost volatility or that it has a material effect on our operations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on its consolidated financial statements. We are evaluating the effect that implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. We adopted SFAS No. 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if we enter into any business combinations after adoption of SFAS 141(R), a transaction may significantly affect our financial position, results of operations and cash flows, compared to our past acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and amendment of ARB No. 51” (“SFAS No. 160”) SFAS No. 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. As of December 31, 2008, we do not have any noncontrolling interests and do not anticipate that SFAS No. 160 will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”) SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We have not yet determined the effect, if any, that SFAS No. 161 will have on our financial position or results of operations.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt FSP FAS 142-3 effective January 1, 2009 and will report the required disclosures in our Form 10-Q for the period ending March 31, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The FSP requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. We will adopt the FSP upon its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, we had outstanding borrowings of approximately $227.0 million. In June of 1999, we issued $200.0 million of 7 3/8% Senior Notes at a discount to yield an effective interest rate of 7.47%. After taking into account realized gains from unwinding various interest rates swap agreements, the current effective interest rate is 6.3%. The 7 3/8% Senior Notes pay interest semiannually, and are unsecured obligations. In March of 2001, we issued $285.0 million of 9 7/8% senior subordinated notes and $29.0 million of 7 1/4% Senior Notes. These notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively.

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

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 we amended our Senior Credit Facility to provide for consent of the sale of our membership interests in Premier Boxboard Limited (“PBL”). On July 24, 2008 we completed a transaction to sell our 50% membership interest in PBL to our joint venture partner, Temple-Inland, Inc. for $62 million. We used a portion of the proceeds of the sale to repay all outstanding debt under our Senior Credit Facility — comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated (see Note 6 for additional information regarding the sale of PBL). Effective October 31, 2008, we amended our Senior Credit Facility to extend the December 1, 2008 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. Additionally, the amendment reduced the revolver from $100.0 million to $80.0 million and requires that immediately after any prepayment of debt, availability under the Senior Credit Facility be greater than $20 million. On February 26, 2009, we amended our Senior Credit Facility to extend the March 1, 2009 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including April 30, 2009. The revolver was reduced from $80.0 million to $70.0 million. The Consent and Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At December 31, 2008, we had no amounts outstanding under the revolver.

Outstanding principal under the revolver initially bears interest at a rate equal to, at our option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit facility) plus 4.00% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 5.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each fiscal quarter, commencing on January 1, 2009. Under the pricing grid, the applicable margins for the revolver range from 4.00% to 4.50% for base rate loans and from 5.00% to 5.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.75%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The revolver matures on March 30, 2011 and includes a sublimit of $22.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $22.0 million at December 31, 2008.

The Senior Credit Facility contains covenants that restrict, among other things, our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of our business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, we must maintain a $20.0 million “Minimum Availability Reserve” at all times. The availability disclosed above is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $20.0 million Minimum Availability Reserve would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, we would not meet the fixed charge coverage ratio and, therefore, do not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness (which includes the Senior Notes), bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

We did not enter in to any interest rate swap agreements during 2008.

Our senior management establishes parameters, which are approved by the Board of Directors, for our financial risk. We do not utilize derivatives for speculative purposes.

The table below provides information about our debt obligations and principal cash flows and related interest rates by expected maturity dates.

	Contractual Maturity Dates
	2009 to 2011	Thereafter	Total
	(In thousands)
Debt Obligations
7 3/8% Senior Notes (1)	$189,750	—	$189,750
Average interest rate	7.375%	—	7.375%
7 1/4% Senior Notes (1)	$29,000	—	$29,000
Average interest rate	7.25%	—	7.25%

(1)	See notes to our consolidated financial statements included in Part II, Item 8.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,514	$6,548
Receivables, net of allowances for doubtful accounts, returns, and discounts of $5,263 and $4,683 at December 31, 2008 and 2007, respectively	56,389	74,207
Inventories	53,728	65,412
Refundable income taxes	—	104
Current deferred tax assets	—	5,841
Other current assets	7,084	7,061
Assets held for sale	96	96

Total current assets	152,811	159,269

PROPERTY, PLANT AND EQUIPMENT:
Land	9,541	9,803
Buildings and improvements	78,153	83,685
Machinery and equipment	403,965	402,968
Furniture and fixtures	32,511	32,345

	524,170	528,801
Less accumulated depreciation	(305,327)	(288,892)

Property, plant and equipment, net	218,843	239,909

GOODWILL	—	122,542
INVESTMENT IN UNCONSOLIDATED AFFILIATES	—	39,117
OTHER ASSETS	10,096	11,183

	$381,750	$572,020

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$190,597	$5,830
Accounts payable	35,481	63,968
Accrued interest	1,616	1,773
Accrued compensation	11,233	9,828
Accrued pension	496	496
Income taxes payable	3,198	—
Capital lease obligations	11	72
Other accrued liabilities	20,586	20,913

Total current liabilities	263,218	102,880

LONG-TERM DEBT, LESS CURRENT MATURITIES	36,431	253,012
LONG-TERM CAPITAL LEASE OBLIGATIONS	—	14
DEFERRED INCOME TAXES	—	34,082
PENSION LIABILITY	73,774	27,980
OTHER LIABILITIES	16,305	14,233
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized; 29,954,795 and 29,465,416 shares issued and outstanding at December 31, 2008 and 2007, respectively	2,995	2,947
Additional paid-in capital	193,846	192,978
Retained deficit	(133,839)	(35,127)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(71,050)	(22,772)
Foreign currency translation	70	1,793

Total accumulated other comprehensive loss	(70,980)	(20,979)

Total Shareholders’ (Deficit) Equity	(7,978)	139,819

	$381,750	$572,020

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
SALES	$819,658	$854,219	$933,044
COST OF SALES	710,565	747,780	801,351
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	98,969	103,193	122,529
GOODWILL IMPAIRMENT	125,252	—	—
RESTRUCTURING AND IMPAIRMENT COSTS	14,421	13,183	37,790

Loss from operations	(129,549)	(9,937)	(28,626)
OTHER (EXPENSE) INCOME:
Interest expense	(16,449)	(18,760)	(25,913)
Interest income	424	208	3,829
Equity in income of unconsolidated affiliates	3,665	1,770	5,613
Gain on sale of interest in unconsolidated affiliates	23,807	19	135,247
Loss on redemption of senior subordinated notes	—	—	(10,272)
Other, net	424	370	52

OTHER (EXPENSE) INCOME	11,871	(16,393)	108,556

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(117,678)	(26,330)	79,930
BENEFIT (PROVISION) FOR INCOME TAXES	18,966	8,712	(27,984)
MINORITY INTEREST IN INCOME	—	—	(102)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(98,712)	(17,618)	51,844
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(8,221)	(6,809)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	1,323	2,297

LOSS FROM DISCONTINUED OPERATIONS	—	(6,898)	(4,512)

NET (LOSS) INCOME	$(98,712)	$(24,516)	$47,332

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment	$—	$—	$9,213
Pension gains and losses, net of tax	(48,278)	4,019	—
Foreign currency translation adjustment	(1,723)	505	95

COMPREHENSIVE (LOSS) INCOME	$(148,713)	$(19,992)	$56,640

BASIC (LOSS) INCOME PER COMMON SHARE:
CONTINUING OPERATIONS	$(3.44)	$(0.62)	$1.82

DISCONTINUED OPERATIONS	$—	$(0.24)	$(0.16)

NET (LOSS) INCOME	$(3.44)	$(0.86)	$1.66

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,700	28,621	28,575

DILUTED (LOSS) INCOME PER COMMON SHARE:
CONTINUING OPERATIONS	$(3.44)	$(0.62)	$1.82

DISCONTINUING OPERATIONS	$—	$(0.24)	$(0.16)

NET (LOSS) INCOME	$(3.44)	$(0.86)	$1.66

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,700	28,621	28,607

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE, December 31, 2005	28,785,519	$2,879	$192,673	$(3,442)	$(54,834)	$(28,880)	$108,396
Net income	—	—	—	—	47,332	—	47,332
Adjustment to adopt SFAS No. 123(R) (Note 10)	—	—	(3,442)	3,442	—	—	—
Issuance of common stock under 1998 stock purchase plan	8,787	1	67	—	—	—	68
Forfeiture of common stock under 1998 stock purchase plan	(1,523)	—	—	—	—	—	—
Issuance of common stock under long-term equity incentive plan	315,169	31	363	—	—	—	394
Forfeiture of common stock under long-term equity incentive plan	(23,706)	(2)	(45)	—	—	—	(47)
Amortization of unearned compensation expense	—	—	1,795	—	—	—	1,795
Pension and other benefit liability adjustment, net of taxes of $3,565 (Note 11)	—	—	—	—	—	9,213	9,213
Adjustment to adopt SFAS No. 158, net of taxes of $3,805	—	—	—	—	—	(6,208)	(6,208)
Foreign currency translation adjustment	—	—	—	—	—	95	95
Disposal of foreign subsidiary	—	—	—	—	—	548	548

BALANCE, December 31, 2006	29,084,246	2,909	191,411	—	(7,502)	(25,232)	161,586
Net loss	—	—	—	—	(24,516)	—	(24,516)
Issuance of common stock under 1998 stock purchase plan	3,000	—	21	—	—	—	21
Issuance of common stock under long-term equity incentive plan	405,492	40	367	—	—	—	407
Forfeiture of common stock under long-term equity incentive plan	(27,322)	(2)	2	—	—	—	—
Amortization of stock-based compensation expense	—	—	1,177	—	—	—	1,177
Pension and other benefit liability adjustment, net of taxes of $2,440 (Note 11)	—	—	—	—	—	4,019	4,019
Adjustment to adopt FIN No. 48	—	—	—	—	(3,109)	—	(3,109)
Foreign currency translation adjustment	—	—	—	—	—	505	505
Disposal of foreign subsidiary	—	—	—	—	—	(271)	(271)

BALANCE, December 31, 2007	29,465,416	2,947	192,978	—	(35,127)	(20,979)	139,819
Net loss	—	—	—	—	(98,712)	—	(98,712)
Issuance of common stock under long-term equity incentive plan	537,782	54	161	—	—	—	215
Forfeiture of common stock under long-term equity incentive plan	(48,403)	(6)	6	—	—	—	—
Amortization of stock-based compensation expense	—	—	701	—	—	—	701
Pension and other benefit liability adjustment, net of taxes of $(18,980) (Note 11)	—	—	—	—	—	(48,278)	(48,278)
Foreign currency translation adjustment	—	—	—	—	—	(1,723)	(1,723)

BALANCE, December 31, 2008	29,954,795	$2,995	$193,846	$—	$(133,839)	$(70,980)	$(7,978)

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(98,712)	$(24,516)	$47,332
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,218	19,907	24,171
Equity-based compensation expense	700	1,335	1,795
Loss on redemption of debt	—	—	10,272
Goodwill impairment	125,252	—	—
Restructuring and impairment costs	9,624	9,692	28,678
Deferred income taxes	(22,444)	(10,496)	23,702
Gain on sale of interest in unconsolidated affiliates	(23,807)	(19)	(135,247)
Loss on sale of assets held for sale	—	—	4,862
Equity in income of unconsolidated affiliates	(3,665)	(1,770)	(5,613)
Distributions from unconsolidated affiliates	3,665	2,203	5,080
Changes in operating assets and liabilities, net of acquisitions:
Receivables	19,047	11,532	14,685
Inventories	12,611	1,644	495
Other assets and liabilities	(1,796)	2,931	5,940
Accounts payable	(28,760)	(2,246)	(21,474)
Accrued liabilities	(3,029)	(11,145)	(7,676)
Income taxes	3,479	1,384	(116)

Net cash provided by (used in) operating activities	10,383	436	(3,114)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,182)	(26,601)	(38,169)
Proceeds from disposal of property, plant and equipment	3,703	7,054	3,554
Proceeds from sale of assets held for sale	—	21,680	26,336
Acquisition of businesses, net of cash acquired	(5,359)	—	(11,059)
Changes in restricted cash	(41)	(147)	14,841
Net proceeds from sale of interest in unconsolidated affiliates	60,944	161	148,460
Return of investment in unconsolidated affiliates	1,980	1,838	2,920
Investment in unconsolidated affiliates	—	(78)	—

Net cash provided by investing activities	49,045	3,907	146,883

FINANCING ACTIVITIES:
Proceeds from senior credit facility — revolver	79,921	143,160	74,027
Repayments for senior credit facility — revolver	(90,260)	(137,821)	(69,027)
Proceeds from senior credit facility — term loan	—	—	35,000
Repayments of senior credit facility — term loan	(20,048)	(11,063)	(3,889)
Repayments of long term debt	—	—	(272,474)
Proceeds from note payable	—	7,436	—
Deferred debt costs	—	—	(1,139)
Payments of capital lease obligations	(75)	(549)	(504)
Issuances of stock, net of forfeitures	—	20	107

Net cash (used in) provided by financing activities	(30,462)	1,183	(237,899)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,966	5,526	(94,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,548	1,022	95,152

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,514	$6,548	$1,022

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$18,783	$20,876	$34,643

Income tax payments (refunds)	$1,218	$(958)	$2,520

Property acquired under capital leases	$—	$—	$36

The accompanying notes are an integral part of these consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Caraustar Industries, Inc. (the “Parent Company”) and its subsidiaries (collectively, the “Company”) are engaged in manufacturing, converting, marketing and selling of paperboard and related products.

Consolidation

The consolidated financial statements include the accounts of the Parent Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

The Company classified the results of operations of its composite container and plastics businesses from continuing operations to discontinued operations during 2007 for all periods presented. These businesses were determined to be discontinued operations following the Company’s receipt of an unsolicited offer to purchase those operations during the third quarter of 2007. See Note 5 for additional discussion regarding this transaction.

Cash and Cash Equivalents

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents. The Company records outstanding checks, to the extent there is no right of offset against other cash accounts, as a component of accounts payable rather than as a reduction of cash and cash equivalents. The total outstanding check balance reported as a component of accounts payable at December 31, 2008 and 2007 was $6.1 million and $0, respectively.

Restricted Cash

Restricted cash as of December 31, 2008 and December 31, 2007 was approximately $4.0 million for both years, and is recorded in other assets. Restricted cash are funds deposited in escrow accounts as collateral support for workers’ compensation insurance.

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

Inventories at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Raw materials and supplies	$21,394	$28,079
Finished goods and work in process	32,334	37,333

Total inventory	$53,728	$65,412

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

Depreciation expense was $18.7 million, $20.2 million, and $24.3 million for the years ended December 2008, 2007 and 2006, respectively.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Self-Insurance

The Company is self-insured for the majority of its workers’ compensation and health care costs, subject to specific retention levels. Consulting actuaries and administrators assist the Company in determining its liability for self-insured claims. The Company’s self-insured workers’ compensation liability is estimated based on actual claims as established by a third party administrator, increased by factors that reflect the Company’s historical claim development. The “developed” claim, net of amounts paid and a present value factor, represents the liability that the Company records in its financial statements. The Company’s self-insured health care liability is estimated based on its actual claim experience and multiplied by a time lag factor. The lag factor represents an estimate of claims that have been incurred and should be recorded as a liability, but have not been reported to the Company.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires the Company to perform a goodwill impairment test at least annually. In accordance with SFAS 142 the Company defines each of its operating segments as a reporting unit. The test for goodwill impairment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of its reporting units. The Company also considers its current market capitalization in evaluating its enterprise value in comparison to the aggregate fair value of its reporting units determined using discounted cash flows. During the third quarter of 2008, due to the continuing decline in the Company’s share price and resulting market capitalization decline, the Company determined that it was necessary to perform a goodwill impairment test. As a result of the analysis, the Company determined that its goodwill was fully impaired. Accordingly, the Company recorded a non-cash charge of $125.3 million in the third quarter to recognize the impairment of goodwill, comprised of $68.4 million relating to the Paperboard segment, $3.8 million relating to the Recovered Fiber segment and $53.1 million relating to the Tube and Core segment.

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

Impairment charges of $9.6 million, $9.7 million and $28.7 million related to property plant and equipment were recorded in 2008, 2007 and 2006, respectively. Of these amounts $0, $8.7 million and $100 thousand were recorded in discontinued operations during 2008, 2007 and 2006, respectively. During 2006, approximately $16.9 million of the impairments was related to the disposition of the Sprague, Connecticut and Rittman, Ohio coated paperboard mills. The assets impaired include real estate and machinery and equipment related to operations that permanently closed in conjunction with our restructuring activities, discontinued businesses and other disposals. The charges represent the difference between the carrying value of the assets and the estimated fair value. Real estate held for sale as of December 31, 2008 of $3.2 million is recorded as a component of other current assets. Fair value for real estate held for sale at December 31, 2008 was estimated based on broker’s opinions of value.

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

Income (Loss) Per Common Share

The Company computes basic and diluted earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income or loss per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

period. Diluted income per share reflects the potential dilution that could occur if convertible securities were converted into common stock, or other contracts to issue common stock resulted in the issuance of common stock. Since the Company reported net losses for the years ended December 31, 2008 and 2007, the impact of all stock options was antidilutive and excluded from the diluted loss per share calculation for those years.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. The Company adopted SFAS No. 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, immediate expense recognition is required for transaction costs. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only. As such, if the Company enters into any business combinations after adoption of SFAS 141(R), a transaction may significantly affect its financial position, results of operations and cash flows, compared to its past acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) SFAS No. 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and adoption is prospective only; however, presentation and disclosure requirements must be applied retrospectively. As of December 31, 2008, the

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Company does not have any noncontrolling interests and does not anticipate that SFAS No. 160 will have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”) SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS No. 161 will have on its financial position or results of operations.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will adopt FSP FAS 142-3 effective January 1, 2009 and will report the required disclosures in its Form 10-Q for the period ending March 31, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The FSP requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company will adopt the FSP upon its effective date and will report the required disclosures in its Form 10-K for the period ending December 31, 2009.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

3. Acquisition and Divestitures

Mayers Fibre Tube & Core — Acquisition

Effective January 1, 2008, the Company acquired Mayers Fibre Tube & Core, located in Winnipeg, Manitoba, Canada, for approximately $5.4 million. Mayers is a manufacturer of construction tubes, waxed void tubes, paper cores, plastic test cylinder molds, paper mailing tubes and metal end containers. The Company allocated approximately $2.2 million of the purchase price to current assets, $0.6 million to fixed assets, $0.3 million to current liabilities and $2.9 million to goodwill. The acquisition of Mayers Fibre Tube & Core was not material to the Company’s consolidated financial statements. Please see the paragraph related to Goodwill in Note 1. “Nature of Business and Summary of Significant Accounting Policies” for the discussion regarding measurement and impairment of goodwill.

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

The Company also entered into an agreement granting Cascades Inc. an option to buy the coating equipment and the customer list of the Rittman, Ohio coated paperboard mill for $500 thousand. Cascades Inc. exercised its option on August 2, 2006. Upon Cascades Inc.’s exercise of its option, the Company ceased its coated recycled paperboard production at the Rittman, Ohio location. The Company recorded asset impairment charges of $16.9 million in 2006, as a result of these transactions.

These mills generated sales of $52.1 million and a loss from operations of $22.3 million, which included restructuring and impairment costs of $16.9 million, during the year ended December 31, 2006.

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

Composite Container and Plastics Businesses — Divestiture

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

4. Goodwill and Other Intangible Assets

Goodwill

During the third quarter of 2008, the continuing decline in the Company’s share price and resulting market capitalization decline led the Company to conclude that it was necessary to perform a goodwill impairment test. As a result of the analysis the Company determined that its goodwill was fully impaired. Accordingly, the Company recorded a non-cash charge of $125.3 million in the third quarter to recognize the impairment of goodwill, comprised of $68.4 million relating to the Paperboard segment, $3.8 million relating to the Recovered Fiber segment and $53.1 million relating to the Tube and Core segment.

The following is a summary of the changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2007 and 2008 (in thousands):

	Paperboard	Recovered Fiber	Carton and Custom Packaging	Tube and Core	Total
Balance as of December 31, 2006	$68,396	$3,777	$—	$55,401	$127,574
Disposal of composite container and plastics operations	—	—	—	(5,032)	(5,032)

Balance as of December 31, 2007	68,396	3,777	—	50,369	122,542
Goodwill acquired	—	—	—	2,845	2,845
Foreign currency translation adjustments				(135)	(135)
Goodwill impairment	(68,396)	(3,777)	—	(53,079)	(125,252)

Balance as of December 31, 2008	$—	$—	$—	$—	$—

In September 2007, the Company recognized a $5.0 million disposal of goodwill in the tube and core segment related to the divestiture of the segment’s composite container and plastics businesses. This impairment was also recorded in discontinued operations.

Intangible Assets

As of December 31, 2008 and 2007, the Company had an intangible asset of $4.5 million (net of $3.5 million of accumulated amortization) and $5.0 million (net of $3.0 million of accumulated amortization) respectively, which is classified with other assets. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $511 thousand, $511 thousand and $521 thousand, respectively. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2009	$511
2010	511
2011	511
2012	511
2013	511

Five year total	$2,555

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

On December 30, 2005, management and an authorized committee of the Board of Directors approved the exit from the Company’s specialty packaging division and partition operations. The specialty packaging division was a component of the folding carton segment and, at such time, consisted of five facilities located in Robersonville, North Carolina; Bucyrus, Ohio; Strasburg, Ohio; Clifton, New Jersey and Pine Brook, New Jersey. The partition operations were a component of the tube, core and composite container segment and consisted of three facilities located in Litchfield, Illinois; Frenchtown, New Jersey and Covington, Georgia. The Company initially made the decision to exit these businesses due to recurring losses, poor strategic fit with the Company’s other assets and the long-term prospects for the businesses.

As discussed in Note 3, the Company completed the sale of its partition business in February 2006 and concluded the sale of its Specialty Packaging Division during December 2006.

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

For all periods presented in the accompanying consolidated statements of operations, discontinued operations include the results of operations and losses associated with the divestitures of the specialty packaging division, the partition operations and the composite container and plastics businesses.

Operating Results Data

The following table shows the results of discontinued operations for the two years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007	2006
Sales	$41,622	$86,070
Cost of sales	38,244	79,479
Selling, general and administrative expenses	2,344	8,377
Restructuring and other impairment costs	9,255	5,053

Loss from operations	(8,221)	(6,839)
Other (income) expense, net	—	30

Loss from operations before benefit from income taxes	(8,221)	(6,809)
Benefit for income taxes	1,323	2,297

Loss from discontinued operations	$(6,898)	$(4,512)

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Assets Held for Sale and Related Liabilities — Discontinued Operations

At December 31, 2007 and 2008, assets held for sale related to discontinued operations were $96,000 and $96,000, respectively, and consisted solely of property, plant and equipment.

6. Equity Interest in Unconsolidated Affiliates

Standard Gypsum

From April 1, 1996 to January 17, 2006, the Company owned a 50% interest in a limited partnership, Standard Gypsum. Standard Gypsum owns two gypsum wallboard manufacturing facilities. One facility is located in McQueeney, Texas and the other is in Cumberland City, Tennessee. During such time Standard Gypsum was operated as a joint venture and was managed by Temple-Inland, Inc., (“Temple-Inland”) which also owned 50% of the joint venture. The Company accounted for its interest in Standard Gypsum under the equity method of accounting.

On January 17, 2006 the Company sold its 50% ownership interest in the Standard Gypsum joint venture to our joint venture partner, Temple-Inland. Pursuant to the purchase and sale agreement, Temple-Inland purchased the Company’s 50% ownership interest for $150 million, which resulted in a gain of approximately $135.2 million. Temple-Inland also assumed all of Standard Gypsum’s $56.2 million in debt obligations and other liabilities. As a result of this transaction, the Company ceased to be entitled to further distributions from Standard Gypsum for all periods subsequent to January 1, 2006; and all of the rights and obligations as a partner in Standard Gypsum pursuant to the Partnership Agreement for Standard Gypsum dated December 31, 2000, ceased. The Company received a final cash distribution of $2.1 million in the first quarter of 2006, which was included in the calculation of the gain on sale. The Company limited its retained environmental indemnifications such that its liability can not exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard Gypsum joint venture on April 1, 1996. This indemnification will terminate on January 17, 2011. The Company did not record a liability related to this indemnification since the probability of an asserted claim was considered remote.

Premier Boxboard

In 1999, the Company formed a joint venture with Temple-Inland to own and operate a paperboard mill located in Newport, Indiana. Under the joint venture agreement, the Company contributed $50.0 million to the joint venture, Premier Boxboard Limited, LLC (“PBL”) and Temple-Inland contributed the net assets of the mill valued at approximately $100.0 million, and received $50.0 million in notes issued by PBL. Upon formation, PBL undertook an $82.0 million project to modify the mill to enable it to produce a new lightweight gypsum facing paper along with other containerboard grades. On July 24, 2008, the Company completed a transaction pursuant to which it sold its 50% membership interest in PBL to its joint venture partner, Temple-Inland for $62 million. Temple-Inland also assumed all of PBL’s $50.0 million in debt obligations. The Company used a portion of the proceeds of the sale to repay all outstanding debt under its Senior Credit Facility — comprised of the term loan and revolving credit facility. Because of the significance of PBL’s operating results to the Company, PBL’s prior year summarized balance sheets and income statements are presented below (in thousands):

The Company received $5.6 million, $4.0 million and $8.0 million in cash distributions from PBL in 2008, 2007 and 2006, respectively. The Company’s equity interest in the earnings of PBL for 2008, 2007 and 2006 was approximately $3.7 million, $1.8 million and $5.6 million in earnings, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Summarized financial information for PBL at December 31, 2007 and for the years ended December 31, 2008, 2007 and 2006, respectively, is as follows (in thousands):

2007
Current assets	$19,571
Noncurrent assets	121,943
Current liabilities	12,761
Long-term liabilities	501
Long-term debt	50,000
Net assets	78,252

	2008 *	2007	2006
Sales	$80,244	$128,721	$118,495
Gross profit	15,173	18,470	32,560
Operating income	9,683	7,338	15,035
Net income	7,330	3,517	11,049

*	Through 7/24/2008

7. Senior Credit Facility and Long-Term Debt

At December 31, 2008 and 2007, total long-term debt consisted of the following (in thousands):

	2008	2007
Senior Credit Facility	$—	$30,387
7 3/8% Senior Notes	189,750	189,750
7 1/4% Senior Notes	29,000	29,000
Other notes payable (1)	8,200	8,200
Realized interest rate swap gains (2)	78	1,505

Total debt	227,028	258,842
Less current maturities	(190,597)	(5,830)

Total long-term debt	$36,431	$253,012

(1)	In accordance with the Sprague sales agreement, which was executed during 2006, industrial revenue bonds (the Sprague bonds) were retained by the Company and, therefore, have been included in the schedule above as of December 31, 2008 and 2007.
(2)	Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The carrying value of total debt outstanding at December 31, 2008 maturing during the next five years and thereafter is as follows (in thousands):

2009	$190,597
2010	28,231
2011	—
2012	3,500
2013	—
Thereafter	4,700

Total debt	$227,028

Senior Credit Facility

On March 30, 2006, the Company amended its Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provided for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 the Company amended its Senior Credit Facility to provide for consent of the sale of its membership interests in Premier Boxboard Limited (“PBL”). On July 24, 2008, the Company completed a transaction (the “Transaction”) to sell its 50% membership interest in PBL to its joint venture partner, Temple-Inland, Inc. (“Temple”) for $62 million. The Company used a portion of the proceeds of the sale to repay all outstanding debt under its Senior Credit Facility — comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated (see Note 6 for additional information regarding the sale of PBL). Effective October 31, 2008, the Company amended its Senior Credit Facility to extend the December 1, 2008 date at which time it was required to advise its participating lenders of the Company’s plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. The amendment reduced the revolver from $100.0 million to $80.0 million and requires that immediately after the prepayment of any debt, availability under the Senior Credit Facility be greater than $20 million. On February 26, 2009, the Company amended its Senior Credit Facility to extend the March 1, 2009 date at which time it was required to advise its participating lenders of its plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including April 30, 2009. The revolver was reduced from $80.0 million to $70.0 million. The Consent and Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) changed the applicable margins in the pricing grid which is discussed in more detail below. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At December 31, 2008, the Company had no amounts outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $22.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $22.0 million at December 31, 2008.

Outstanding principal under the revolver initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the prime rate most recently announced by Bank of America, N.A., the

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

administrative agent under the Senior Credit facility) plus 4.00% or (2) the adjusted one, two, three, or six-month LIBOR rate plus 5.00%. Pricing under the Senior Credit Facility is determined by reference to a pricing grid under which margins shall be adjusted prospectively on a quarterly basis as determined by the average availability and fixed charge coverage ratio measured as of the last day of each month, commencing on March 1, 2009. Under the pricing grid, the applicable margins for the revolver range from 4.00% to 4.50% for base rate loans and from 5.00% to 5.50% for LIBOR loans. The undrawn portion of the revolver is subject to an unused line fee calculated at an annual rate of 0.75%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolver as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.125%.

The Senior Credit Facility contains covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business. The Senior Credit Facility contains no financial maintenance covenants at this time; however, the Company must maintain a $20.0 million “Minimum Availability Reserve” at all times. The availability disclosed is net of this reserve. There is a one-time option to convert to a springing covenant financial structure where the $20.0 million “Minimum Availability Reserve” would be eliminated; however, a fixed charge ratio would be tested in the event borrowing availability falls below $20.0 million. Currently, the Company would not meet the fixed charge coverage ratio and, therefore, does not anticipate exercising this option. The Senior Credit Facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, and certain changes of control of the Company.

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

On March 29, 2001, the Company issued $285.0 million of 9 7 /8% senior subordinated notes due April 1, 2011 and $29.0 million of 7 1/4% Senior Notes due May 1, 2010. These senior subordinated notes and Senior Notes were issued at a discount to yield effective interest rates of 10.5% and 9.4%, respectively. The publicly traded senior subordinated notes were, and the Senior Notes are, unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries. The senior subordinated notes included a redemption provision which allowed the Company to redeem all or part of the outstanding notes at 105.25% on April 1, 2006 or later.

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

Interest Rate Swap Agreements

During 2004 and 2005, the Company entered into multiple interest rate swap agreements which had payment and expiration dates that corresponded to the terms of the note obligations they covered. These agreements effectively converted the Company’s fixed rate 9 7/8% senior subordinated notes and the 7 3 /8% Senior Notes into variable rate obligations. These agreements were subsequently unwound and generated cash proceeds to the Company of $826 thousand in 2005 and $385 thousand in 2004. These gains were recorded as a component of debt and lowered interest expense over the remaining duration of the related debt obligation.

Under the provisions of SFAS No. 133, the Company designated and accounted for its interest rate swap agreements as fair value hedges. The Company has assumed no ineffectiveness with regard to these agreements as they qualified for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The Company had no interest rate swaps or related liabilities at December 31, 2008 or 2007.

8. Commitments and Contingencies

Leases

The Company leases certain buildings, machinery, and transportation equipment under operating lease agreements expiring at various dates through 2022. Certain rental payments for transportation equipment are based on a fixed rate plus an additional contingent amount for mileage. Rental expense on operating leases for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Minimum rentals	$13,711	$12,164	$14,589
Contingent rentals	894	846	660

Total	$14,605	$13,010	$15,249

The following is a schedule of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 (in thousands):

2009	$10,298
2010	8,342
2011	6,358
2012	4,935
2013	3,940
Thereafter	2,710

Total	$36,583

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

9. (Loss) Income Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for net (loss) income (in thousands, except per share information):

	For the Years Ended December 31,
	2008	2007	2006
(Loss) income from continuing operations	$(98,712)	$(17,618)	$51,844

Weighted average number of common shares outstanding-basic	28,700	28,621	28,575
Common share equivalents	—	—	32

Weighted average number of common shares outstanding-diluted	28,700	28,621	28,607

(Loss) income per common share-basic	$(3.44)	$(0.62)	$1.82

(Loss) income per common share-diluted	$(3.44)	$(0.62)	$1.82

Since the years ended 2008 and 2007 were net losses, the impact of the dilutive effect of stock options, if any, was not added to the weighted average shares. The number of options that were not included in the computation of diluted weighted average shares for the years ended 2008, 2007 and 2006, because they were antidilutive, were, 1,641,481; 2,090,645 and 1,364,350, respectively.

10. Stock-Based Compensation

Director Equity Plan

The Company’s Board of Directors participate in a director equity plan. Under the plan, directors who are not employees or former employees of the Company (“Eligible Directors”) could be paid a portion of their fees in the Company’s common stock. Additionally, each Eligible Director is granted options each year to purchase one thousand shares of the Company’s common stock at an option price equal to the fair market value at the date of grant. These options are immediately exercisable and expire ten years following the grant. A maximum of 100 thousand shares of common stock may be granted under this plan. During 2004, approximately 5 thousand shares of common stock were issued under this plan. Additionally during 2004, options to purchase approximately 7 thousand shares of common stock were issued under the plan. After the grant in July of 2004, there were no remaining authorized shares of common stock that could be issued under this plan which effectively terminated the plan. In May 2005, the Directors began participating in the Company’s Long-Term Equity Incentive Plan.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Incentive Stock Option and Bonus Plans

During 1992, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1993 Plan”), which became effective January 1, 1993 and terminated December 31, 1997. Under the provisions of the 1993 Plan, selected members of management received one share of common stock (“bonus share”) for each two shares purchased at market value. In addition, the 1993 Plan provided for the issuance of options at prices not less than market value at the date of grant. The options and bonus shares awarded under the 1993 Plan were subject to four-year and five-year respective vesting periods. The options expired after eight years. The Company’s board of directors authorized 1.4 million common shares for grant under the 1993 Plan. No compensation expense was recorded in 2008, 2007, or 2006 related to this plan.

During 1998, the Company’s board of directors and shareholders approved a qualified incentive stock option and bonus plan (the “1998 Plan”), which became effective March 10, 1998. Under the provisions of the 1998 Plan, selected members of management could receive the right to acquire one share of non-vested stock contingent upon the direct purchase of two shares of unrestricted common stock at market value. In addition, the 1998 Plan provided for the issuance of both traditional and performance stock options at market price and 120% of market price, respectively. Non-vested stock and options awarded under the 1998 Plan were subject to five-year vesting periods and the options expire after ten years. The Company’s board of directors authorized 3.8 million common shares for grant under the 1998 Plan. The plan expired in 2003 and, therefore, no more options will be granted under this plan. The Company issued no shares of non-vested stock in 2008, 2007 and 2006. The Company recorded approximately $0 thousand, $0 thousand, and $45 thousand of compensation expense related to non-vested stock under this plan during 2008, 2007 and 2006, respectively.

Long-Term Equity Incentive Plan

In May 2003, the Company’s board of directors and shareholders approved a long-term equity incentive plan, which became effective May 7, 2003. The plan provides for the use of various awards including common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards and non-vested Restricted Performance Awards. Under the provisions of the plan, participating key employees are rewarded, in the form of common share purchase options, non-vested performance accelerated restricted shares (“PARS”), non-vested Restricted Service Awards, non-vested Restricted Performance Awards, or a combination of any or all of them, for improving the Company’s financial performance in a manner that is consistent with the creation of increased shareholder value. All options awarded under the plan will have an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options will have a vesting schedule of up to five years and expire after ten years. The PARS issued by the Company will vest seven years from the date of grant unless vesting is accelerated when the price of Company stock meets a specific target price and trades at this price or higher for twenty consecutive trading days. The Restricted Service Awards issued by the Company will vest fifty percent two years from the date of grant and one hundred percent three years from the date of grant. The Restricted Performance Awards vest based on the achievement of a three-year cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over a three year (2007 – 2009) performance period. In May 2003 the Company’s board of directors authorized and shareholders approved an aggregate of 4.0 million common shares for issuance under this plan. The Company’s policy for issuing shares upon an exercise of options is to issue new shares.

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is eligible to receive a grant of 3,000 options annually. In November 2008, the Company’s Board of Directors voted to suspend equity compensation for the non-employee directors for 2009 and beyond, until further notice. The

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

directors, accordingly, receive only the cash portion of their retainers, which results in a fifty percent decrease in compensation for the Company’s non-employee directors. The suspension also suspends their annual option award and accordingly, the directors did not receive same in December 2008. In December 2008, the Company’s Executive Officers voluntarily forfeited approximately 253,000 options, primarily to replenish the long-term equity incentive plan, which plan was approved by the shareholders in 2003.

During the years ended December 31, 2008, 2007 and 2006, the Company granted zero options, 466 thousand options and 250 thousand options. The weighted average grant-date fair value for options granted during years ended December 31, 2008, 2007 and 2006 was $0.00, $3.99 and $5.81, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $0 and $3 thousand, respectively. The Company recorded approximately $45 thousand of compensation expense for stock options for the year ended December 31, 2008. As of December 31, 2008, there was $645 thousand of total unrecognized compensation costs related to non-vested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 1.4 years. The Company amortizes this cost using the straight line method.

During the years ended December 31, 2008, 2007 and 2006, the Company issued non-vested stock of 425 thousand shares, 362 thousand shares and 282 thousand shares. The weighted average grant-date fair value for non-vested stock granted during years ended December 31, 2008, 2007 and 2006 was $0.46, $3.98 and $10.09, respectively. The total fair value of non-vested stock vested during the years ended December 31, 2008, 2007 and 2006 was approximately $0, $0 and $8 thousand. The Company recorded approximately $655 thousand, $895 thousand and $1.1 million of compensation expense during the twelve months ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, there was $2.7 million of total unrecognized compensation cost related to non-vested stock. The unrecognized cost is expected to be expensed over a weighted-average period of 2.8 years unless specific stock price targets are achieved, at which time the PARS will vest and be expensed during the period the targets are achieved.

Total compensation expense for non-vested stock and stock options for the twelve months ended December 31, 2008, 2007 and 2006 included in the Company’s results from operations was $700 thousand, $1.3 million and $1.8 million, respectively.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The following table summarizes the stock option activity during the twelve months ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2007	2,090,645	$13.58
Granted	—	—
Forfeited or expired	(449,164)	19.08
Exercised	—	—

Outstanding at December 31, 2008	1,641,481	$12.07	4.6	$—

Vested and expected to vest as of December 31, 2008	1,578,458	$12.26	4.4	$—

Options exercisable as of December 31, 2008	1,152,241	$15.17	2.9	$—

(1)	These amounts represent the difference between the exercise price and $0.46, the closing price of Caraustar stock on December 31, 2008 (the closing price closest to the last day of the quarter) as reported on the Nasdaq Stock Market, for all the in-the-money options outstanding.

A summary of the status of Caraustar’s non-vested PARS as of December 31, 2008 and changes during the twelve months ended December 31, 2008, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2007	831,939	$9.26
Granted	424,500	0.46
Vested	—	—
Forfeited or expired	(50,073)	9.41

Non-vested at December 31, 2008	1,206,366	$6.16

The fair market value of the stock options at the date of the grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	N/A	3.78% — 4.60%	4.45% — 4.65%
Expected dividend yield	N/A	0%	0%
Expected option lives	N/A	8 years	8 years
Expected volatility	N/A	47% — 49%	44% — 46%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

11. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Effective December 31, 2006, the Company adopted SFAS No. 158 which requires the Company’s Consolidated Balance Sheet to reflect the funded status of the defined benefit pension plan (the “Pension Plan”), the Supplemental Executive Retirement Plan (“SERP”) and Other Postretirement Benefits plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation.

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit Pension Plan. The Pension Plan calls for benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds. The Company’s policy is to fund benefits attributed to employees’ service to date as well as service expected to be earned in the future. The Company made contributions to the Pension Plan of $8.4 million, $11.9 million, and $0 in the twelve month periods ended December 31, 2008, 2007 and 2006, respectively. Based on estimates at December 31, 2008, the Company will make contributions of approximately $6.0 million during calendar year 2009.

In September 2004, the Company announced the suspension of any further pension benefits for certain employees covered by the defined benefit pension plan. The suspension was effective December 31, 2004 and froze the accrued pension benefits for employees not subject to a collective bargaining agreement and employees that did not qualify for continued benefits based on years of service and age requirements.

Certain executives participate in a SERP which provides retirement benefits to participants based on average compensation and years of credited service. Certain executives were given credited service for prior industry services. The SERP is unfunded at December 31, 2008 and 2007. The Company made contributions of $511 thousand in 2008, $278 thousand in 2007 and $420 thousand in 2006. The Company expects to make contributions of $463 thousand in 2009.

Pension expense for the Pension Plan and the SERP includes the following components for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	SERP			Pension Plan
	2008	2007	2006	2008	2007	2006
Service cost of benefits earned	$329	$363	$330	$2,309	$2,517	$2,666
Interest cost on projected benefit obligation	573	561	521	7,669	7,471	6,973
Settlement and curtailment	122	—	—	117	195	108
Expected return on plan assets	—	—	—	(8,672)	(7,808)	(7,171)
Amortization of prior service cost	85	86	83	220	263	311
Amortization of net loss	47	118	139	2,177	2,705	4,398
Amortization of transition obligation	114	114	114	—	—	—

Net pension expense	$1,270	$1,242	$1,187	$3,820	$5,343	$7,285

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Total net pension expense for 2009 is estimated to be $979 thousand for the SERP and $13.6 million for the Pension Plan. The following amounts in accumulated other comprehensive income are expected to be recognized as components of the 2009 net pension expense:

	SERP	Pension Plan
Estimated actuarial loss	$—	$8,273
Prior service cost	76	204
Transition obligation	101	—

Below is a summary of benefits for the Pension and SERP plans that the Company expects to pay over the next ten years (in thousands):

Years	SERP	Pension Plan
2009	$463	$6,802
2010	888	7,061
2011	889	7,187
2012	970	7,935
2013	785	8,206
2014-2018	4,421	47,634

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The table below presents various obligation, plan asset and financial statement information for the Pension Plan and the SERP as of the Company’s measurement date, December 31, 2008 and 2007 (in thousands):

	SERP		Pension Plan
	2008	2007	2008	2007
Change in benefit obligation:
Projected benefit obligation at end of prior year	$9,765	$9,624	$125,447	$122,507
Service cost	328	363	2,309	2,517
Interest cost	573	562	7,669	7,471
Actuarial (Gain) loss	(841)	(481)	8,987	148
Curtailment	(156)	—	(43)	(60)
Plan amendments	—	(25)	86	225
Benefits paid	(511)	(278)	(7,708)	(7,361)

Projected benefit obligation at end of year	$9,158	$9,765	$136,747	$125,447

Change in plan assets:
Fair value of plan assets at end of prior year	$—	$—	$106,737	$93,014
Actual return on plan assets	—	—	(35,811)	9,202
Employer contributions	511	278	8,418	11,881
Benefits paid	(511)	(278)	(7,708)	(7,361)

Fair value of plan assets at end of year	$—	$—	$71,636	$106,736

Funded status of the plans:
Ending funded status	$(9,158)	$(9,765)	$(65,112)	$(18,711)
Unrecognized transition obligation	N/A	N/A	N/A	N/A
Unrecognized prior service cost	N/A	N/A	N/A	N/A
Unrecognized net actuarial loss	N/A	N/A	N/A	N/A

Net amount recognized	$(9,158)	$(9,765)	$(65,112)	$(18,711)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(9,158)	$(9,765)	$(65,112)	$(18,711)
Intangible asset	N/A	N/A	N/A	N/A
Deferred tax asset	N/A	N/A	N/A	N/A
Accumulated other comprehensive loss	N/A	N/A	N/A	N/A

Net amount recognized	$(9,158)	$(9,765)	$(65,112)	$(18,711)

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$9,158	$9,765	$136,747	$125,447
Accumulated benefit obligation	8,012	7,470	135,835	124,179
Plan assets	—	—	71,636	106,737

Amounts in accumulated other comprehensive loss net of tax:
Transition obligation	$302	$455	$—	$—
Prior service cost	624	792	967	1,217
Net actuarial loss	584	1,628	81,760	30,511

Total	$1,510	$2,875	$82,727	$31,728

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The determination of the Company’s pension expense and benefit obligation is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. The following table is a summary of the significant assumptions used to determine the projected benefit obligations as of December 31, 2008 and 2007:

	SERP		Pension Plan
	2008	2007	2008	2007
Weighted average discount rate	6.35%	6.10%	6.25%	6.30%
Weighted average rate of compensation increase	3.00%	4.00%	2.50%	3.00%

The following table is a summary of the significant assumptions to determine net periodic pension expense for the years ended December 31, 2008, 2007 and 2006:

	SERP			Pension Plan
	2008	2007	2006	2008	2007	2006
Weighted average discount rate	6.10%	5.85%	5.75%	6.30%	6.14%	5.75%
Weighted average expected rate of return on plan assets	N/A	N/A	N/A	8.00%	8.00%	8.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

In developing the weighted average discount rate for the pension plan, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yields for long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate, determined on this basis was 6.25% and 6.30% at December 31, 2008 and December 31, 2007. Based on analysis of the rating and maturity of the long-term bonds, the timing of payment obligations and the input from the Company’s actuaries, the Company concluded that a discount rate of 6.25% is appropriate and reflects the yield of a portfolio of high-quality bonds that has the same duration as the plan obligations. Future actual pension expense and benefit obligations will depend on future investment performance, changes in future discount rates and various other factors related to current and former participating employees in the Company’s pension plans. A 0.25% change in the discount rate would result in a change in the December 31, 2008, projected benefit obligation of approximately $4.2 million and would change estimated 2008 net pension expense by approximately $450 thousand.

In developing the Company’s weighted average expected rate of return on plan assets for the pension plan, the Company evaluated such criteria as return expectations by asset class, historical returns by asset class and long-term inflation assumptions. The Company’s expected weighted average rate of return was based on an asset allocation assumption of 58% equity, 36% fixed income and a 6% investment in a portfolio of hedge funds. The Company regularly reviews its asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. The Company concluded that the expected weighted average rate of return of 8.0% for the years ended December 31, 2008 and December 31, 2007, was appropriate.

A 0.25% change in the weighted average expected rate of return would change estimated 2009 net pension expense by $177 thousand.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The Company’s pension plan weighted-average asset allocations as of December 31, 2008 and 2007, respectively, were as follows:

	2008	2007
Large capitalization U.S. equity	29%	29%
Small capitalization U.S. equity	9%	9%
International equity	21%	20%

Total equity	59%	58%

Portfolio of hedge funds	5%	6%

Short term fixed	—	—
Fixed income (intermediate-term maturities)	36%	36%

Total fixed income	36%	36%

The Company’s investment policy includes the following objectives:

•	Provide a long-term investment return greater than the actuarial assumptions.
•	Maximize investment return commensurate with appropriate levels of risk.
•	Comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

The Company’s policy is to allocate Pension Plan funds based on percentages for each major asset category as follows:

Large capitalization U.S. equity	30%
Small capitalization U.S. equity	10%
International equity	20%

Total equity	60%

Portfolio of hedge funds	5%

Short-term fixed	—
Fixed income (intermediate-term maturities)	35%

Total fixed income	35%

The Company’s actual investment allocation at December 31, 2008 is consistent with its investment policy.

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 158.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Net periodic postretirement benefit cost for the years ended December 31, 2008, 2007 and 2006 included the following components (in thousands):

	2008	2007	2006
Service cost of benefits earned	$20	$23	$33
Interest cost on accumulated postretirement benefit obligation	310	297	354
Settlement and curtailment	—	—	(42)
Amortization of prior service cost	(140)	(154)	(159)
Amortization of net loss	221	224	385

Net periodic postretirement benefit cost	$411	$390	$571

Postretirement benefits totaling $303 thousand, $300 thousand and $151 thousand were paid during 2008, 2007 and 2006, respectively. Contributions of $457 thousand are estimated for 2009.

Total net post retirement benefits expense for 2009 is estimated to be $428 thousand for the other defined benefit postretirement plans. The following amounts in accumulated other comprehensive income are expected to be recognized as components of the 2009 net pension expense (in thousands):

Post Retirement Benefits
Estimated actuarial loss	$213
Prior service cost	(130)
Transition obligation	—

Below is a summary of post retirement benefits that the Company expects to pay over the next ten years (in thousands):

Years	Post Retirement Benefits
2009	$457
2010	477
2011	463
2012	428
2013	427
2014-2018	2,150

The accrued postretirement benefit cost as of December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation at end of prior year	$5,008	$6,271
Service cost	20	23
Interest cost	310	297
Actuarial (gain) loss	420	(1,215)
Amendments	(50)	(66)
Benefits paid	(278)	(302)

Projected benefit obligation at end of year	$5,430	$5,008

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

	2008	2007
Funded status	$(5,430)	$(5,008)
Unrecognized prior service cost	N/A	N/A
Unrecognized net actuarial loss	N/A	N/A

Net amount recognized in balance sheet	$(5,430)	$(5,008)

Amounts in accumulated other comprehensive loss:
Prior service cost	$(657)	$(746)
Net actuarial loss	2,738	2,514

Total	$2,081	$1,768

The accumulated postretirement benefit obligations at December 31, 2008 and 2007 were determined using a weighted average discount rate of 6.25% and 6.10%, respectively. The rate of increase in the costs of covered health care benefits is assumed to be 6.0% in 2009 decreasing to 4.5% by the year 2011. Increasing or decreasing the assumed health care costs trend rate by one percentage point would have increased or decreased the accumulated postretirement benefit obligation as of December 31, 2008 by approximately $567 thousand and $488 thousand, respectively, and this would have increased or decreased net periodic postretirement benefit cost by approximately $33 thousand and $28 thousand, respectively, for the year ended December 31, 2008.

401(k) Retirement Savings Plan

The Company sponsors and maintains a 401(k) retirement savings plan that permits participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. During 2007 and 2008, the 401(k) plan matched 100% of contributions up to 3% of an employee’s salary and 50% of all contributions that are greater than 3% of the employee’s salary but less than or equal to 5% of an employee’s salary. In addition and pursuant to the Company’s defined contribution plan effective January 1, 2005, the Company will make an additional contribution to all non-union employees 401(k) accounts based upon the employee’s years of service ranging from 1% for employees with less than 5 years of service up to 4% for employees with 25 or more years of service. During the years ended December 31, 2008, 2007, and 2006, the Company recorded matching expense of approximately $4.8 million, $5.1 million, and $5.4 million, respectively, related to the 401(k) Plan.

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

As a result of implementing FIN 48, the Company recognized a net increase of $3.1 million in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. As of December 31, 2008 and 2007, the total amount of unrecognized tax benefits was respectively $14.8 million and $13.8 million, of which $3.5 million and $4.6 million would affect the effective tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the annual effective tax rate is attributable to items that would be offset by an existing valuation allowance

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

and the federal benefit related to state tax items. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1	$13,758	$13,267
Additions based on tax positions related to the current year	622	689
Additions related to interest in the current year	626	—
Additions based on tax positions of prior years	557	174
Reduction for tax positions of prior years	—	(372)
Lapse of statute of limitations	(786)	—

Balance at December 31, 2008	$14,777	$13,758

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $1.3 million and $667 thousand, respectively. As of December 31, 2008 the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include 2005 through 2008. For state purposes, the years that remain subject to examination by state authorities include tax years 2000 through 2008. The Company is currently under audit by the State of Illinois for tax years 2003 through 2005, the State of New York for tax years 2002 through 2004 and the state of North Carolina for tax years 2005 through 2006. No material adjustments are expected to result from these audits.

The (benefit) provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$638	$32	$1,600
State	2,760	56	226
Foreign	80	373	159

	3,478	461	1,985
Deferred	(22,444)	(10,496)	23,702

	$(18,966)	$(10,035)	$25,687

Income tax expense (benefit) is included in accompanying consolidated statement of operations as follows:

	2008	2007	2006
Continuing operations
Current federal and state	$3,478	$461	$4,063
Deferred federal and state	(22,444)	(9,173)	23,921

Tax (benefit) expense	(18,966)	(8,712)	27,984

Discontinued operations
Current federal and state	—	—	(2,078)
Deferred federal and state	—	(1,323)	(219)

Tax (benefit) expense	—	(1,323)	(2,297)

Total income tax (benefit) expense	$(18,966)	$(10,035)	$25,687

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The effective tax rate on income (loss) from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

	2008	2007	2006
Federal	35.0%	35.0%	35.0%
State taxes, net federal benefit	(3.1)%	(0.4)%	(0.7)%
Non-deductible impaired goodwill	(8.0)%	—	—
Valuation reserve	(7.7)%	—	—
Other	(0.1)%	(1.5)%	0.7%

Effective tax rate	16.1%	33.1%	35.0%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Deferred income tax assets:
Deferred employee benefits	$141	$207
Postretirement benefits other than pension	4,294	3,147
Post employment benefits	28,169	10,550
Accounts receivable	1,983	1,379
Insurance	2,324	2,056
Tax loss carryforwards and credits	17,881	27,090
Inventories	995	1,533
Other	5,225	5,358

Total deferred income tax assets	61,012	51,320

Deferred income tax liabilities — depreciation and amortization	(23,880)	(68,961)

Valuation allowance	(37,132)	(10,600)

Net deferred tax liability	$—	$(28,241)

Amounts recognized in balance sheet:
Current deferred tax assets	$—	$5,841
Long term deferred tax liabilities	—	(34,082)

Net deferred tax liability	$—	$(28,241)

In 2008 the Company went from a position of net deferred tax liabilities to a position of net deferred tax assets. The Company determined that the tax benefit of the net deferred tax asset was not “more likely than not” to be realized. Accordingly, the valuation reserve at December 31, 2008 was increased to $37.1 million from $10.6 million at December 31, 2007. Management’s determination was based upon the change in deferred tax position from a net liability to a net asset, overall economic conditions in 2008 in the United States including the industry in which the company operates, continued tightening of the credit markets and the Company’s 2008 financial results. Of the $26.5 million increase, $17.4 million was recorded as an adjustment to Other Comprehensive income for a reserve against the future benefit of the deferred tax asset associated with the pension liability and $9.1 million was recorded to income tax expense.

The tax effect of the Company’s federal net operating losses was $4.9 million and $14.1 million at December 31, 2008 and December 31, 2007. These federal net operating losses will start to expire in varying amounts in 2027. The Company has alternative minimum tax credit carryforwards as of December 31, 2008, of approximately $2.3 million. These credits do not have an expiration date. The tax effect of the Company’s state

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

net operating losses was $20.0 million and $21.4 million at December 31, 2008 and 2007, respectively, and these losses will expire in varying amounts between 2009 and 2028. The Company also has state tax credit carryforwards of approximately $0.1 million and $0.8 million at December 31, 2008 and 2007, respectively, which will expire in varying amounts between 2009 and 2021.

The use of net operating loss carryforwards may be limited if there is an ownership change as defined by Internal Revenue Code Section 382. The Company completed a Section 382 study and determined that an ownership change occurred on December 31, 2007. As a result, the future utilization of the Company’s federal and state net operating losses is subject to limitations under Internal Revenue Code Section 382.

13. Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Sales	$216,502	$217,026	$214,454	$171,676
Cost of sales	188,375	190,810	182,565	148,815
Income (loss) from continuing operations before income taxes and minority interest	600	(6,929)	(96,666)	(14,683)
Income from discontinued operations before income taxes	—	—	—	—
Net income (loss)	163	(3,602)	(72,576)	(22,697)
Diluted income (loss) per common share	$0.01	$(0.13)	$(2.53)	$(0.79)
2007
Sales	$219,425	$221,248	$209,631	$203,915
Cost of sales	193,296	191,365	180,638	182,481
(Loss) income from continuing operations before income taxes and minority interest	(12,650)	(4,174)	1,760	(11,266)
Income (loss) from discontinued operations before income taxes	416	333	(9,539)	569
Net loss	(8,944)	(2,308)	(6,490)	(6,774)
Diluted loss per common share	$(0.32)	$(0.08)	$(0.22)	$(0.24)

The Company classified the results of operations of its composite container and plastics business from continuing operations to discontinued operations during 2007 for all periods presented.

14. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and one facility that manufactures clay-coated recycled paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube and core segment is principally

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

made up of facilities that produce spiral and convolute-wound tubes and cores, construction tubes and edge protectors. The folding carton segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices. Sales to external customers located in foreign countries accounted for approximately 7.9%, 7.0% and 6.7% of the Company’s sales for 2008, 2007 and 2006, respectively.

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

The following table presents certain business segment information as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Sales (aggregate):
Paperboard	$340,225	$354,416	$433,795
Recovered fiber	186,204	234,797	204,336
Tube and core	285,757	297,584	315,604
Folding carton	229,454	214,630	236,111

Total	$1,041,640	$1,101,427	$1,189,846

Sales (intersegment):
Paperboard	$130,397	$147,658	$163,780
Recovered fiber	86,208	94,624	87,000
Tube and core	4,619	4,147	5,073
Folding carton	758	779	949

Total	$221,982	$247,208	$256,802

Sales (external customers):
Paperboard	$209,828	$206,758	$270,015
Recovered fiber	99,996	140,173	117,336
Tube and core	281,138	293,437	310,531
Folding carton	228,696	213,851	235,162

Total	$819,658	$854,219	$933,044

(Loss) income from operations:
Paperboard (A)	$(65,126)	$(1,453)	$(10,948)
Recovered fiber (B)	(646)	6,454	4,381
Tube and core (C)	(45,137)	9,473	6,994
Folding carton (D)	12,050	2,065	(4,329)

	(98,859)	16,539	(3,902)
Corporate expense (E)	(30,690)	(26,476)	(24,724)

Loss from operations	(129,549)	(9,937)	(28,626)
Interest expense	(16,449)	(18,760)	(25,913)
Interest income	424	208	3,829
Equity in income of unconsolidated affiliates	3,665	1,770	5,613
Gain on sale of interest in unconsolidated affiliates.	23,807	19	135,247

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

	2008	2007	2006
Loss on redemption of senior subordinated notes	—	—	(10,272)
Other, net	424	370	52

(Loss) income before income taxes and minority interest	(117,678)	(26,330)	79,930
Benefit (provision) for income taxes	18,966	8,712	(27,984)
Minority interest in income	—	—	(102)

(Loss) income from continuing operations	$(98,712)	$(17,618)	$51,844

Identifiable assets:
Paperboard	$120,998	$139,189	$138,176
Recovered fiber	16,770	28,071	25,585
Tube and core	78,891	97,957	123,222
Folding carton	107,097	111,639	129,112
Corporate	57,898	195,068	208,180
Discontinued operations	96	96	—

Total	$381,750	$572,020	$624,275

Depreciation and amortization:
Paperboard	$7,067	$6,621	$8,024
Recovered fiber	819	822	773
Tube and core	3,021	4,030	5,435
Folding carton	5,434	6,849	9,053
Corporate	1,877	1,585	886
Discontinued operations	—	—	—

Total	$18,218	$19,907	$24,171

Purchases of property, plant and equipment, excluding acquisitions of businesses:
Paperboard	$8,461	$9,459	$14,880
Recovered fiber	857	1,635	878
Tube and core	628	4,675	1,546
Folding carton	1,676	6,276	7,350
Corporate	560	4,556	13,216
Discontinued operations	—	—	299

Total	$12,182	$26,601	$38,169

(A)	Results for 2008, 2007 and 2006 include charges to operations for restructuring and impairment costs of $80.4 million, $12.0 million and $29.5 million, respectively, for restructuring and impairment costs. These costs include charges for goodwill impairment of $68.4 million in 2008. The remaining costs relate primarily to the closing and consolidating operations and impairment of fixed assets in the paperboard segment.
(B)	Results for 2008, 2007 and 2006 include charges and (credits) recorded to operations for restructuring and impairment costs of $3.7 million, ($50) thousand and ($39) thousand, respectively. Results for 2008 include a charge for goodwill impairment of $3.8 million. The remaining gains relate primarily to the disposition of machinery and equipment and other equipment that was held for sale in the recovered fiber segment.
(C)

Results for 2008, 2007 and 2006 include charges and (credits) recorded to operations for restructuring and impairment costs of $53.5 million, ($1.1) million and $4.3 million, respectively. These costs include

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

goodwill impairment of $53.1 million in 2008. The remaining credits and charges are related to closing and consolidating operations and impairment and disposition of fixed assets in the tube and core segment.

(D)	Results for 2008, 2007 and 2006 include charges to operations for restructuring and impairment costs of $651 thousand, $2.3 million and $4.0 million, respectively, related to closing and consolidating operations and impairment of fixed assets in the folding carton segment.
(E)	Results for 2008 include $1.4 million for restructuring and impairment costs. These costs relate primarily to the impairment of fixed assets.

15. Restructuring and Impairment Costs

2008 Restructuring Initiatives

In July 2008, the Company announced the permanent closure of its Chattanooga paperboard mill located in Chattanooga, Tennessee. The mill ceased paperboard production in July 2008. For the year ended December 31, 2008, the Company recorded charges of $834 thousand for severance and other termination benefits and $634 thousand for other exit costs. The Company paid $532 thousand of severance and other termination benefits and $634 thousand for other exit costs, leaving an accrual balance of $302 thousand for severance and other termination benefits as of December 31, 2008. The Company also recorded $5.0 million of impairment related to fixed assets. The Company expects to incur additional charges of $412 thousand related to other exit costs. This plan will be complete upon the sale of the real estate, which the Company is currently marketing.

In December 2008, the Company announced the permanent closure of its Richmond paperboard mill located in Richmond, Virginia. The mill ceased production in December 2008. For the year ended December 31, 2008, the Company recorded charges of $435 thousand for severance and other termination benefits and $111 thousand for other exit costs. The Company paid $299 thousand of severance and other termination benefits and $111 thousand for other exit costs, leaving an accrual balance of $136 thousand for severance and other termination benefits as of December 31, 2008. The Company also recorded $5.3 million of impairment related to fixed assets. The Company expects to incur additional charges of $100 thousand related to severance and other termination benefits and $1.3 million related to other exit costs. This plan will be complete upon the sale of the real estate, which the Company is currently marketing.

In December 2008, the Company announced the permanent closure of its Linden tube and core facility. The facility ceased production in February 2009. For the year ended December 31, 2008, the Company recorded charges of $5 thousand for severance and other termination benefits and paid no severance and other termination benefits, leaving an accrual balance of $5 thousand for severance and other termination benefits as of December 31, 2008. The Company recorded no impairment related to fixed assets, as most of the machinery and equipment will be transferred to other tube and core facilities in the Company. The Company expects to incur additional charges of $183 thousand related to severance and other termination benefits. This plan will be complete upon the sale of the real estate, which the Company will actively prepare the property to be marketed after March 2009.

In December 2008, the Company announced that it is finalizing, and will complete, a restructuring plan, including reductions among corporate staff. As of December 31, 2008, the Company has eliminated 49 positions and the plan will be complete in March 2009. For the year ended December 31, 2008, the Company recorded charges of $1.8 million for severance and other termination benefits and paid no severance and other termination benefits, leaving an accrual balance of $1.8 million for severance and other termination benefits as of December 31, 2008. The Company expects to incur additional charges of $665 thousand related to severance and other termination benefits.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Also included in the 2008 restructuring and other impairment costs was a net gain of $713 thousand for other disposals of production machinery and equipment.

2007 Restructuring Initiatives

In January 2007, the Company announced the permanent closure of its Lafayette paperboard mill located in Lafayette, Indiana. The mill ceased production in January 2007. For the year ended December 31, 2007, the Company recorded charges of $1.7 million for severance and other termination benefits and $1.9 million for other exit costs. The Company paid $835 thousand of severance and other termination benefits and $1.9 million for other exit costs, leaving an accrual balance of $833 thousand for severance and other termination benefits as of December 31, 2007. The Company also recorded $904 thousand of additional impairment related to fixed assets. For the year ended December 31, 2008, the Company recorded a reversal of charges of $552 thousand for severance and other termination benefits and charges of $80 thousand for other exit costs. The Company paid $30 thousand of severance and other termination benefits and $80 thousand for other exit costs, leaving an accrual balance of $251 thousand for severance and other termination benefits as of December 31, 2008. The Company expects to incur no additional charges for this facility. This plan is essentially complete except for settlement of a pension liability. This facility was sold in August 2008.

In January 2007, the Company announced the permanent closure of its Amarillo, Texas tube and core facility. The facility ceased production in July 2007. For the year ended December 31, 2007, the Company recorded charges of $85 thousand for severance and other termination benefits and $142 thousand for other exit costs. The Company paid $85 thousand of severance and other termination benefits and $142 thousand in other exit costs, leaving no accrual balance as of December 31, 2007. For the year ended December 31, 2008, the Company recorded charges of $51 thousand for other exit costs and paid $51 thousand in other exit costs, leaving no accrual balance as of December 31, 2008. The Company expects to incur additional charges of $2 thousand of other exit costs. This facility was leased and the plan is essentially complete now that the Company has vacated the leased facility and settled the lease obligation.

In January 2007, the Company announced the permanent closure of its Leyland, England tube and core facility. The facility ceased production in April 2007. For the year ended December 31, 2007, the Company recorded charges of $354 thousand for severance and other termination benefits and $61 thousand for other exit costs. The Company paid $354 thousand of severance and other termination benefits and $61 thousand in other exit costs, leaving no accrual balance as of December 31, 2007. For the year ended December 31, 2008, the Company recorded charges of $16 thousand for other exit costs and paid $16 thousand in other exit costs, leaving no accrual balance as of December 31, 2008. The Company expects to incur no additional charges for this facility. This plan was essentially completed upon the sale of the location’s real estate, which the Company sold in August 2007.

Also included in the 2007 restructuring and other impairment costs was a net loss of $978 thousand for other disposals of production machinery and equipment.

2006 Restructuring Initiatives

In January 2006, the Company announced the permanent closure of its Birmingham carton plant located in Birmingham, Alabama. For the year ended December 31, 2006, the Company recorded charges of $211 thousand for severance and other termination benefits and charges of $231 thousand for other exit costs. The Company made payments for severance and other termination benefits of $211 thousand and payments for other exit costs of $175 thousand, leaving an accrual balance of $56 thousand related to a lease. To facilitate the transition of

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

customers to other facilities, the Birmingham carton plant ceased operations at the end of the second quarter of 2006. For the year ended December 31, 2007, the Company recorded charges of $87 thousand for other exit costs. The Company made payments for other exit costs of $143 thousand, leaving no accrual balance as of December 31, 2007. For the year ended December 31, 2008, the Company recorded no charges related to this facility. This facility was leased and the plan has been completed now that the Company has vacated the leased facility and settled the lease obligation.

In April 2006, the Company announced the permanent closure of its Danville tube plant located in Danville, Virginia. Most of the customers of the Danville tube plant were transitioned to the Company’s other tube plants. For the year ended December 31, 2006, the Company recorded $843 thousand of severance and other termination benefits and $86 thousand of other exit costs. The Company made payments for severance and other termination benefits of $843 thousand and $86 thousand for other exit costs. There was no accrual balance as of December 31, 2006. For the year ended December 31, 2007, the Company recorded charges of $103 thousand for other exit costs. The Company made payments for other exit costs of $103 thousand, leaving no accrual balance as of December 31, 2007. For the year ended December 31, 2008, the Company recorded no charges related to this facility. This plan was essentially completed upon the sale of the location’s real estate, which the Company sold in November 2007.

In May 2006, the Company announced the permanent closure of its Mentor carton plant located in Mentor, Ohio. Most of the customers of the Mentor carton plant were transitioned to the Company’s other carton operations. For the year ended December 31, 2006, the Company recorded $817 thousand of severance and other termination benefits and $1.1 million of other exit costs and $50 thousand of impairment related to fix assets. The Company made payments for severance and other termination benefits of $817 thousand and payments of $1.0 million for other exit costs, leaving an accrual balance of $25 thousand for other exit costs. For the year ended December 31, 2007, the Company recorded charges of $389 thousand for other exit costs. The Company made payments for other exit costs of $394 thousand, leaving an accrual balance of $20 thousand as of December 31, 2007. For the year ended December 31, 2008, the Company made payments of $4 thousand for other exit costs, leaving an accrual balance of $16 thousand as of December 31, 2008. With the sale of the real estate in the fourth quarter of 2006, this plan was completed with the exception of paying for 2 remaining leased assets and the Company does not expect to incur any additional charges related to this plan.

In 2006, the Company recorded an impairment charge of $1.3 million related to a tube and core facility located in Mexico City, Mexico, which the Company disposed of during the third quarter of 2006. For the years ended December 31, 2007 and 2008 there were no costs related to this facility.

In August 2006, the Company ceased production of coated recycled paperboard at its Rittman, Ohio facility. The Company recorded and paid $1.8 million of severance and other termination benefits and $1.6 million of other exit costs; there was no accrual balance as of December 31, 2006. For the year ended December 31, 2007, the Company recorded $75 thousand of severance and other termination benefits and $5.0 million of other exit costs. The Company made payments for severance and other termination benefits of $75 thousand and payments of $2.9 million for other exit costs, leaving an accrual balance of $2.1 million for other exit costs. For the year ended December 31, 2008, the Company recorded $56 thousand of severance and other termination benefits and $790 thousand of other exit costs. The Company made payments for severance and other termination benefits of $56 thousand and payments of $1.9 million for other exit costs, leaving an accrual balance of $1.0 million for other exit costs. The Company expects to incur an additional $399 thousand of other exit costs. This plan will be complete upon the sale of the location’s real estate, which the Company is currently marketing.

In August 2006, the Company announced a plan to restructure certain functions within its tube, core and composite container segment. The restructuring allowed the Company to streamline sales and marketing efforts,

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

consolidate and outsource certain engineering costs and close duplicative administrative facilities. During the year ended December 31, 2006, the Company recorded $894 thousand of severance and other termination benefits and $216 thousand of other exit costs. The Company made payments for severance and other termination benefits of $241 thousand and other exits costs of $216 thousand, leaving an accrual balance of $653 thousand for severance and other termination benefits. During the year ended December 31, 2007, the Company recorded $269 thousand of severance and other termination benefits and $10 thousand of other exit costs. The Company made payments for severance and other termination benefits of $869 thousand and other exits costs of $10 thousand, leaving an accrual balance of $53 thousand for severance and other termination benefits. During the year ended December 31, 2008, the Company made payments for severance and other termination benefits of $53 thousand, leaving no accrual balance as of December 31, 2008. The Company expects no further charges related to this plan. The Company settled a real estate lease in December 2006 and this plan is complete.

In October 2006, the Company announced the permanent closure of its Reading paperboard mill, located in Sinking Springs, Pennsylvania. The production volume, most of which was sold internally, was transitioned to the Company’s other paperboard operations during the fourth quarter of 2006. During the year ended December 31, 2006, the Company recorded $417 thousand of severance and other termination benefits and $110 thousand of other exit costs. The Company paid $172 thousand for severance and other termination benefits and $110 thousand for other exit costs, leaving an accrual balance of $245 thousand for severance and other termination benefits. During the year ended December 31, 2007, the Company recorded $5 thousand of severance and other termination benefits and $169 thousand of other exit costs. The Company paid $5 thousand for severance and other termination benefits and $169 thousand for other exit costs, leaving an accrual balance of $245 thousand for severance and other termination benefits. During the year ended December 31, 2008, the Company recorded $28 thousand of severance and other termination benefits and $71 thousand of other exit costs. The Company paid $6 thousand for severance and other termination benefits and $71 thousand for other exit costs, leaving an accrual balance of $267 thousand for severance and other termination benefits. The Company expects to incur no additional charges for this facility. This plan is essentially complete except for settlement of a pension liability. This facility was sold in July 2008.

In November 2006, the Company announced the permanent closure of its York, Pennsylvania carton facility. The Company ceased operations during the first quarter of 2007. Most of the customers of the York carton plant were transitioned to the Company’s other carton operations. During the year ended December 31, 2006, the Company recorded $205 thousand of severance and other termination benefits and paid $8 thousand of severance and other termination benefits leaving an accrual balance of $197 thousand as of December 31, 2006. During the year ended December 31, 2007, the Company recorded $260 thousand of severance and other termination benefits and $582 thousand of other exit costs. The Company paid $439 thousand for severance and other termination benefits and $582 thousand for other exit costs, leaving an accrual balance of $18 thousand for severance and other termination benefits. During the year ended December 31, 2008, the Company recorded $14 thousand of severance and other termination benefits and $55 thousand of other exit costs. The Company paid $32 thousand for severance and other termination benefits and $55 thousand for other exit costs, leaving no accrual balance as of December 31, 2008. The Company expects to incur no additional charges for this facility. This plan was completed upon the sale of the location’s real estate, which the Company sold in April 2008.

In December 2006, the Company announced the permanent closure of its Vacaville, California tube and core facility. The Company ceased operations during the first quarter of 2007. Most of the customers of the Vacaville tube and core facility were transitioned to the Company’s other tube and core facilities. During the year ended December 31, 2006, the Company recorded $27 thousand of severance and other termination benefits. During the year ended December 31, 2007, the Company recorded $33 thousand of severance and other termination benefits and $102 thousand of other exit costs. The Company paid $60 thousand for severance and other termination

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

benefits and $102 thousand for other exit costs, leaving no accrual balance as of December 31, 2007. During the year ended December 31, 2008, the Company recorded and paid $5 thousand of other exit costs, leaving no accrual balance as of December 31, 2008. The Company expects to incur no additional costs and this plan is essentially complete upon the settlement of a lease obligation.

In December 2006, the Company announced the permanent closure of its Grand Rapids, Michigan tube and core facility. The Company ceased operations during the second quarter of 2007. Most of the customers of the Grand Rapids tube and core facility were transitioned to the Company’s other tube and core facilities. During the year ended December 31, 2006, the Company recorded and paid $59 thousand of severance and other termination benefits. During the year ended December 31, 2007, the Company recorded and paid $52 thousand of severance and other termination benefits. During the year ended December 31, 2008, the Company recorded no charges for this plan and expects to incur no additional costs. This plan is essentially complete upon the settlement of a lease obligation.

Also included in the 2006 restructuring and other impairment costs was a net loss of $3.3 million for other disposals of production machinery and equipment.

Previous Restructuring Initiatives

In connection with a restructuring plan that was initiated prior to January 1, 2004, during the year ended December 31, 2006 the Company recorded $154 thousand of impairment related to real estate, $458 thousand of severance and other termination benefits and recorded $266 thousand of other exit costs. The Company paid $331 thousand of severance and other termination benefits and $227 thousand of other exit costs, leaving an accrual balance for this initiative of $2.1 million. During the year ended December 31, 2007 the Company recorded $146 thousand of severance and other termination benefits and recorded $339 thousand of other exit costs. The Company paid $359 thousand of severance and other termination benefits and $339 thousand of other exit costs, leaving an accrual balance for this initiative of $1.9 million. During the year ended December 31, 2008 the Company recorded $130 thousand of severance and other termination benefits and recorded $285 thousand of other exit costs. The Company paid $358 thousand of severance and other termination benefits and $285 thousand of other exit costs, leaving an accrual balance for this initiative of $1.7 million. The Company expects to incur an additional $135 thousand of severance and other termination benefits and an additional $353 thousand of other exit costs. This plan is essentially complete except for settlement of a pension liability and sale of real estate, which the Company is currently marketing.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The following is a summary of restructuring and other costs and the restructuring liability for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2005		$2,263	$867	$3,130

2006 costs	$28,563	5,682	3,545	9,227	$37,790

2006 expenditures		(4,699)	(4,331)	(9,030)

Liability balance, December 31, 2006		$3,246	$81	$3,327

2007 costs	$978	3,425	8,780	12,205	$13,183

2007 expenditures		(3,273)	(6,757)	(10,030)

Liability balance, December 31, 2007		$3,398	$2,104	$5,502

2008 costs	$9,623	2,739	2,059	4,798	$14,421

2008 expenditures		(1,362)	(3,151)	(4,513)

Liability balance, December 31, 2008		$4,775	$1,012	$5,787

(1)	Asset impairment charges and loss on disposals, severance and other termination benefit costs and other exit costs are aggregated and reported as restructuring and impairment costs on the Statements of Operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of December 31, 2008, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of December 31, 2008	Estimated Costs to Complete Initiatives as of December 31, 2008	Total Estimated Costs of Initiatives as of December 31, 2008
Paperboard	$22,547	$2,193	$24,740
Folding carton	12,995	649	13,644
Tube and core	825	335	1,160
Corporate	597	262	859

Total	$36,964	$3,439	$40,403

16. Disclosures About Fair Value of Financial Instruments

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

The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2008 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Restricted cash	$4,009	$4,009	$—	$—

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of December 31, 2008 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	11,020	28,231
7 3/8% Senior Notes	113,850	190,597

	$124,870	$218,828

17. Related Party Transactions

A director of the Company’s Board of Directors is also the President and Chief Executive Officer of Printpack, Inc., a customer of the Company. The Company sold tubes and cores to Printpack, Inc. in the amounts of $5.7 million, $5.5 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The accounts receivable due from Printpack, Inc. as of December 31, 2008 and 2007, were $131 thousand and $3 thousand, respectively. The accounts payable at December 31, 2008 and 2007 were $235 and $300, respectively.

The Company sold recovered fiber in the amounts of $2.8 million, $23.9 million and $38.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, to PBL, a 50%-owned joint venture prior to the

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Company’s sale of that interest on July 24, 2008. Accounts receivable due to PBL were $139 thousand as of December 31, 2007. The Company purchased paperboard totaling $1.9 million, $4.7 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, from Premier Boxboard. Payables due to Premier Boxboard were $707 thousand as of December 31, 2007. During 2008, 2007 and 2006, Premier Boxboard paid marketing fees to Caraustar of approximately $2.1 million, $3.1 million, and $2.4 million, respectively.

The Company performed certain treasury functions on behalf of PBL. As a result, the Company had a receivable due from PBL of $495 thousand as of December 31, 2007.

The Company sold recovered fiber in the amounts of $2.3 million and $4.9 million for the years ended December 31, 2007 and 2006, respectively, to PaperLink, previously a 49%-owned investee.

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,183	$106	$1,225	$—	$35,514
Intercompany funding	(259,060)	262,980	(3,920)	—	—
Receivables, net of allowances	—	54,242	2,147	—	56,389
Inventories	—	52,143	1,585	—	53,728
Other current assets	3,699	3,361	24	—	7,084
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(221,082)	372,832	1,061	—	152,811
PROPERTY, PLANT AND EQUIPMENT	31,558	487,647	4,965	—	524,170
Less accumulated depreciation	(16,520)	(287,448)	(1,359)	—	(305,327)

Property, plant and equipment, net	15,038	200,199	3,606	—	218,843
GOODWILL	—	—	—	—	—
INVESTMENT IN CONSOLIDATED SUBSIDIARIES	514,825	—	—	(514,825)	—
OTHER ASSETS	4,899	5,197	—	—	10,096

	$313,680	$578,228	$4,667	$(514,825)	$381,750

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$190,597	$—	$—	$—	$190,597
Accounts payable	7,411	27,253	817	—	35,481
Accrued interest	1,549	67	—	—	1,616
Accrued compensation	2,755	8,357	121	—	11,233
Accrued pension	496	—	—	—	496
Income taxes payable	3,198	—	—	—	3,198
Capital lease obligations	—	11	—	—	11
Other accrued liabilities	5,051	15,233	302	—	20,586

Total current liabilities	211,057	50,921	1,240	—	263,218
LONG-TERM DEBT, less current maturities	28,231	8,200	—	—	36,431
LONG-TERM CAPITAL LEASE OBLIGATIONS	—	—	—	—	—
DEFERRED INCOME TAXES	—	—	—	—	—
PENSION LIABILITY	73,774	—	—	—	73,774
OTHER LIABILITIES	8,596	7,709	—	—	16,305
SHAREHOLDERS’ (DEFICIT) EQUITY:
Common stock	2,995	772	497	(1,269)	2,995
Additional paid-in capital	193,846	550,830	13,632	(564,462)	193,846
Retained deficit	(133,839)	(40,204)	(12,178)	52,382	(133,839)
Accumulated other comprehensive (loss) income	(70,980)	—	1,476	(1,476)	(70,980)

Total Shareholders’ (Deficit) Equity	(7,978)	511,398	3,427	(514,825)	(7,978)

	$313,680	$578,228	$4,667	$(514,825)	$381,750

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,039,254	$29,860	$(249,456)	$819,658
COST OF SALES	—	933,073	26,948	(249,456)	710,565
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	29,948	66,462	2,559	—	98,969
GOODWILL IMPAIRMENT	—	119,040	6,212	—	125,252
RESTRUCTURING AND IMPAIRMENT COSTS	(1,307)	13,003	2,725	—	14,421

Loss from operations	(28,641)	(92,324)	(8,584)	—	(129,549)
OTHER (EXPENSE) INCOME:
Interest expense	(16,091)	(358)	—	—	(16,449)
Interest income	424	—	—	—	424
Equity in loss of consolidated affiliates	(100,840)	—	—	100,840	—
Equity in income of unconsolidated affiliates	3,665	—	—	—	3,665
Gain on sale of interest in unconsolidated affiliate	23,807	—	—	—	23,807
Other, net	(2)	367	59	—	424

	(89,037)	9	59	100,840	11,871

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(117,678)	(92,315)	(8,525)	100,840	(117,678)
BENEFIT FOR INCOME TAXES	18,966	—	—	—	18,966

NET LOSS	$(98,712)	$(92,315)	$(8,525)	$100,840	$(98,712)

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
SALES	$—	$1,162,827	$32,369	$(262,152)	$933,044
COST OF SALES	—	1,034,786	28,717	(262,152)	801,351
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,752	93,813	2,964	—	122,529
RESTRUCTURING AND IMPAIRMENT COSTS	—	36,527	1,263	—	37,790

Loss from operations	(25,752)	(2,299)	(575)	—	(28,626)
OTHER (EXPENSE) INCOME:
Interest expense	(25,503)	(406)	(4)	—	(25,913)
Interest income	3,828	1	—	—	3,829
Equity in loss of consolidated affiliates	(8,066)	—	—	8,066	—
Equity in income of unconsolidated affiliates	5,613	—	—	—	5,613
Gain on sale of interest in Standard Gypsum, L.P.	135,247	—	—	—	135,247
Loss on redemption of senior subordinated notes	(10,272)	—	—	—	(10,272)
Other, net	(129)	469	(390)	102	52

	100,718	64	(394)	8,168	108,556

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	74,966	(2,235)	(969)	8,168	79,930
PROVISION FOR INCOME TAXES	(27,634)	(320)	(30)	—	(27,984)
MINORITY INTEREST IN INCOME	—	—	—	(102)	(102)

INCOME (LOSS) FROM CONTINUING OPERATIONS	47,332	(2,555)	(999)	8,066	51,844
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(6,722)	(87)	—	(6,809)
BENEFIT FOR INCOME TAXES OF DISCONTINUED OPERATIONS	—	2,267	30	—	2,297

LOSS FROM DISCONTINUED OPERATIONS	—	(4,455)	(57)	—	(4,512)

NET INCOME (LOSS)	$47,332	$(7,010)	$(1,056)	$8,066	$47,332

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,369	$2,287	$727	$—	$10,383

Investing activities:
Purchases of property, plant and equipment	(564)	(11,618)	—	—	(12,182)
Proceeds from disposal of property, plant and equipment	—	3,703	—	—	3,703
Changes in restricted cash	(41)	—	—	—	(41)
Net proceeds from sale of interest in unconsolidated affiliate	60,944	—	—	—	60,944
Return of investment in unconsolidated affiliates	1,980	—	—	—	1,980
Acquisitions of businesses, net of cash acquired	(5,359)	—	—	—	(5,359)

Net cash provided by (used in) investing activities	56,960	(7,915)	—	—	49,045

Financing activities:
Proceeds from senior credit facility — revolver	79,921	—	—	—	79,921
Repayments for senior credit facility — revolver	(90,260)	—	—	—	(90,260)
Repayments of senior credit facility — term loan	(20,048)	—	—	—	(20,048)
Payments of capital lease obligations	(75)	—	—	—	(75)

Net cash used in financing activities	(30,462)	—	—	—	(30,462)

Net change in cash and cash equivalents	33,867	(5,628)	727	—	28,966
Cash and cash equivalents at beginning of year	316	5,734	498	—	6,548

Cash and cash equivalents at end of year	$34,183	$106	$1,225	$—	$35,514

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(341)	$4,538	$(3,761)	$—	$436

Investing activities:
Purchases of property, plant and equipment	(2,454)	(24,085)	(62)	—	(26,601)
Proceeds from disposal of property, plant and equipment	—	4,983	2,071	—	7,054
Proceeds from sale of assets held for sale	—	20,210	1,470	—	21,680
Changes in restricted cash	(147)	—	—	—	(147)
Net proceeds from sale of interest in unconsolidated affiliate	161	—	—	—	161
Investment in unconsolidated affiliate	(78)	—	—	—	(78)
Return of investment in unconsolidated affiliates	1,838	—	—	—	1,838

Net cash (used in) provided by investing activities	(680)	1,108	3,479	—	3,907

Financing activities:
Proceeds from senior credit facility — revolver	143,160	—	—	—	143,160
Repayments for senior credit facility — revolver	(137,821)	—	—	—	(137,821)
Repayments of senior credit facility — term loan	(11,063)	—	—	—	(11,063)
Proceeds from note payable	7,436	—	—	—	7,436
Payments of capital lease obligations	(549)	—	—	—	(549)
Issuances of stock, net of forfeitures	20	—	—	—	20

Net cash provided by financing activities	1,183	—	—	—	1,183

Net change in cash and cash equivalents	162	5,646	(282)	—	5,526
Cash and cash equivalents at beginning of year	154	88	780	—	1,022

Cash and cash equivalents at end of year	$316	$5,734	$498	$—	$6,548

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

19. Going Concern

The 7 3/8% Senior Notes due on June 1, 2009, are now reflected as a current liability on the balance sheet. The addition of these Senior Notes as a current liability results in a working capital deficit as of December 31, 2008. Because substantially all of the Company’s assets are encumbered and its credit ratings are low, it has limited options available to raise cash or cash equivalents sufficient to meet its current liquidity needs, which now include the Senior Notes. Given the significant constraints in the credit markets, it is unlikely that the Company will be able to refinance its Senior Notes. Continuing as a going concern is dependent on a satisfactory resolution of the Senior Notes through either a refinancing or restructuring of those Notes, which resolution would involve discussions with the noteholders. Accordingly, as of December 31, 2008, there is substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unsuccessful, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Management plans to address the issue of substantial doubt by pursuing negotiations with the Company’s senior noteholders to effect a resolution of the 2009 Senior Notes due June 1, 2009. Such a resolution could include different terms, maturities or security which cannot be determined at this time. The resolution of the 2009 Notes could be effected in the normal course of business or the Company may have to seek relief through a filing under the U.S. Bankruptcy Code, neither of which can be determined at this time. If the Company were forced to seek protection under the U.S. Bankruptcy Code, management expects to use its best efforts to secure Debtor in Possession (DIP) financing to support the Company’s operations during its reorganization. In the current credit markets, it is not assured that the Company would be able to obtain such financing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the accompanying consolidated balance sheets of Caraustar Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 1 and 12 to the consolidated financial statements, the Company adopted Financial Account Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company’s inability to refinance its Senior Notes raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 19 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 13, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company’s reports that it files or submits under the Securities Exchange Act of 1934.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has determined that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Remediation and Changes in Internal Control Over Financial Reporting

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

We implemented remediation efforts to address the material weakness in our controls over financial reporting as of September 30, 2008. We made personnel changes in the position directly responsible for controls over income tax accounting. We have strengthened and enhanced our accounting procedures surrounding income taxes to ensure that the accounting for the provision for income taxes and related income tax balances is in accordance with GAAP, including performing a detailed reconciliation of our change in deferred tax assets and liabilities as well as an extensive review of our FIN 48 reserves. These remediation efforts were specifically designed to address the material weakness identified by Company management.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2008, which materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caraustar Industries, Inc.

Austell, Georgia

We have audited the internal control over financial reporting of Caraustar Industries, Inc and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern and the Company’s adoption on January 1, 2007 of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 13, 2009

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained under the captions “Election of Directors” and “Governance of the Company” “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed with the SEC in connection with the Company’s 2009 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference in response to this Item 10.

The Board of Directors has determined that, Robert J. Clanin and Eric R. Zarnikow are “audit committee financial experts,” as that term is defined in SEC regulations. Specifically, the Board determined that each of Mr. Clanin, by virtue of his background and experience as the retired chief financial officer of United Parcel Services, and Mr. Zarnikow by virtue of his prior experience as a senior financial manager with The ServiceMaster Company and has the following attributes:

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

c. Schedule II — Valuation and Qualifying Accounts and Reserves

SCHEDULE II

CARAUSTAR INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2008, 2007 and 2006

(In Thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs and Deduct- ions Allowed		Balance at End of Year
December 31, 2008
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$3,733	$2,090	$(1,239	)(a)	$4,584
Allowance for sales returns and discounts	950	2,500	(2,771	)(b)	679

Total	$4,683	$4,590	$(4,010)		$5,263

December 31, 2007
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$2,203	$2,295	$(765	)(a)	$3,733
Allowance for sales returns and discounts	859	2,790	(2,699	)(b)	950

Total	$3,062	$5,085	$(3,464)		$4,683

December 31, 2006
Allowances deducted from accounts receivable
Allowance for doubtful accounts	$2,272	$1,474	$(1,543	)(a)	$2,203
Allowance for sales returns and discounts	1,121	4,151	(4,413	)(b)	859

Total	$3,393	$5,625	$(5,956)		$3,062

(a)	Primarily uncollectible accounts receivables written-off.
(b)	Sales discounts and returns allowed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

By:	/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer; Director

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated on.

Signature

/s/ MICHAEL J. KEOUGH
Michael J. Keough, President and Chief Executive Officer (Principal Executive Officer); Director

Date: March 13, 2009

/s/ RONALD J. DOMANICO
Ronald J. Domanico, Senior Vice President and Chief Financial Officer (Principal Financial Officer); Director

Date: March 13, 2009

/s/ WILLIAM A. NIX, III
William A. Nix, III, Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: March 13, 2009

/s/ DANIEL P. CASEY
Daniel P. Casey, Chairman of the Board

Date: March 13, 2009

/s/ JAMES E. ROGERS
James E. Rogers, Director

Date: March 13, 2009

/s/ L. CELESTE BOTTORFF
L. Celeste Bottorff, Director

Date: March 13, 2009

Signature

/s/ ROBERT J. CLANIN
Robert J. Clanin, Director

Date: March 13, 2009

/s/ CHARLES GREINER, JR.
Charles Greiner, Jr., Director

Date: March 13, 2009

/s/ JOHN T. HEALD, JR.
John T. Heald, Jr. Director

Date: March 13, 2009

/s/ DENNIS M. LOVE
Dennis M. Love, Director

Date: March 13, 2009

/s/ ERIC R. ZARNIKOW
Eric R. Zarnikow, Director

Date: March 13, 2009

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])
3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
4.01	—	Specimen Common Stock Certificate (Incorporated by reference — Exhibit 4.01 to Registration Statement on Form S-1 [SEC File No. 33-50582])
4.02	—	Articles 3 and 4 of the Company’s Amended and Restated Articles of Incorporation (included in Exhibit 3.01)
4.03	—	Article II of the Company’s Third Amended and Restated Bylaws (included in Exhibit 3.02)
4.04	—	Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee, regarding The Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.05 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.05	—	First Supplemental Indenture, dated as of June 1, 1999, between Caraustar Industries, Inc. and The Bank of New York, as Trustee (Incorporated by reference — Exhibit 4.06 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 [SEC File No. 0-20646])
4.06	—	Second Supplemental Indenture, dated as of March 29, 2001, between the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 3/8% Notes due 2009 (Incorporated by reference — Exhibit 4.07 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
4.07	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 9 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference — Exhibit 10.02 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
10.01	—	Indenture, dated as of March 29, 2001, between the Company, the Guarantors and The Bank of New York, as Trustee, regarding the Company’s 7 1/4% Senior Notes due 2010 (Incorporated by reference — Exhibit 10.01 to Annual Report for 2000 on Form 10-K [SEC File No. 0-20646])
10.02*	—	Consulting Agreement, dated as of August 5, 2005, between the Company and Thomas V. Brown (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])
10.03*	—	Amended and Restated Employment Agreement, dated July 15, 2004, between the Company and Michael J. Keough (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])
10.04*	—	Employment Agreement, dated October 1, 2002, between the Company and Ronald J. Domanico (Incorporated by reference — Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.05*%	—	Form of Amendment to Terms of Employment, dated April 8, 2008, between the Company and the officers of the Company (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 [SEC File No. 0-20646])
10.06*#	—	Form of Change in Control Severance Agreement, dated November 7, 2005, between the Company and the officers of the Company (Incorporated by reference — Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])

Exhibit No.		Description
10.07*±	—	Form of Amended and Restated Change in Control Severance Agreement, dated April 8, 2008, between the Company and the officers of the Company (Incorporated by reference — Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 [SEC File No. 0-20646])
10.08*	—	Deferred Compensation Plan, together with copies of existing individual deferred compensation agreements (Incorporated by reference — Exhibit 10.08 to Registration Statement on Form S-1 [SEC File No. 33-50582])
10.09*	—	Senior Manager Incentive Compensation Plan for 2005 (Incorporated by reference — Exhibit 10.07 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.10*	—	Senior Manager Incentive Compensation Plan for 2006 (Incorporated by reference — Exhibit 10.08 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.11*	—	1996 Director Equity Plan of the Company (Incorporated by reference — Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 [SEC File No. 0-20646])
10.12*	—	Amendment No. 1 to the Company’s 1996 Director Equity Plan, dated July 16, 1998 (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K dated June 1, 1999 [SEC File No. 0-20646])
10.13*	—	Second Amended and Restated 1998 Key Employee Incentive Compensation Plan (Incorporated by reference — Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 [SEC File No. 0-20646])
10.14*	—	2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference —Appendix A to Definitive Schedule 14-A for the 2003 Annual Meeting of Shareholders filed April 7, 2003 [SEC File No. 0-20646])
10.15*	—	First Amendment to 2003 Long-Term Equity Incentive Plan of the Company (Incorporated by reference — Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 [SEC File No. 0-20646])
10.16	—	Operating Agreement of Premier Boxboard Limited LLC (Incorporated by reference — Exhibit 10.22 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])
10.17	—	Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of July 22, 2002 (Incorporated by reference — Exhibit 2 to Current Report on Form 8-K dated October 15, 2002)
10.18	—	First Amendment to Asset Purchase Agreement between Caraustar Industries, Inc. and Smurfit-Stone Container Corporation, dated as of September 9, 2002 (Incorporated by reference — Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.19	—	Master Lease Agreement, with Riders Nos. 1 through 3 and Equipment Schedules Nos. 1 through 4, dated September 30, 2002, between Caraustar Industries, Inc. and Banc of America Leasing & Capital, LLC (Incorporated by reference — Exhibit 10.29 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [SEC File No. 0-20646])
10.20	—	Credit Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as the Administrative Agent regarding the Company’s $75.0 million senior credit facility (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646]).

Exhibit No.		Description
10.21	—	Security Agreement, dated as of June 24, 2003, by and among the Company and certain subsidiaries identified therein, as guarantors, and Bank of America, N.A, as Administrative Agent (Incorporated by reference — Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])
10.22	—	First Amendment to Credit Agreement, dated as of July 8, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [SEC File No. 0-20646])
10.23	—	Second Amendment to Credit Agreement, dated as of December 22, 2003, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.21 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.24	—	Third Amendment to Credit Agreement, dated as of August 3, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.22 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.25	—	Fourth Amendment to Credit Agreement, dated as of October 25, 2004, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 [SEC File No. 0-20646])
10.26	—	Fifth Amendment to Credit Agreement, dated as of March 29, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [SEC File No. 0-20646])
10.27	—	Sixth Amendment to Credit Agreement, dated as of September 20, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference — Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 [SEC File No. 0-20646])
10.28**	—	Seventh Amendment to Credit Agreement, dated as of December 27, 2005, by and among the Company and certain subsidiaries identified therein, as borrower, identified as guarantors listed therein, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference — Exhibit 10.26 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.29*	—	Insurance Security Option Plan (Incorporated by reference — Exhibit 10.22 to Annual Report for 2003 on Form 10-K [SEC File No. 0-20646])
10.30*	—	Caraustar Industries, Inc. Amended and Restated Restoration Plan, dated as of April 8, 2008 (Incorporated by reference — Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 [SEC File No. 0-20646])
10.31*	—	Director Compensation Arrangements (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on March 1, 2005)

Exhibit No.		Description
10.32	—	Agreement for Purchase and Sale of Partnership Interests in Standard Gypsum, L.P., dated as of January 17, 2006, by and among the Company, TIN Inc., f/k/a Temple-Inland Forest Products Corporation, Temple Gypsum Company, Gypsum MGC, Inc., and McQueeney Gypsum Company, LLC (Incorporated by reference — Exhibit 10.32 to Annual Report for 2005 on Form 10-K [SEC File No. 0-20646])
10.33	—	Second Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 14, 2007, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.33 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [SEC File No. 0-20646])
10.34	—	Agreement for Purchase and Sale of Composite Container and Plastics Companies, dated as of October 2, 2007, by and among the Company, Sonoco Products Company and Caraustar Industrial and Consumer Products Group, Inc. (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 [SEC File No. 0-20646])
10.35	—	Agreement for Purchase and Sale of Mayers Fibre Tube & Core, dated as of January 1, 2008, by and among the Company, Caraustar Industrial Canada, Inc. and 2789737 Manitoba Ltd. (Incorporated by reference — Exhibit 10.35 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 [SEC File No. 0-20646])
10.36	—	Agreement for Purchase and Sale of PBL Membership Interest, dated as of July 24, 2008, by and among the Company, Temple-Inland Inc. and Caraustar Industries, Inc. (Incorporated by reference — Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 [SEC File No. 0-20646])
10.37	—	Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 24, 2008, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 99.2 to Current Report on Form 8-K filed with SEC on July 30, 2008 [SEC File No. 0-20646])
10.38	—	Fifth Amendment to Amended and Restated Credit Agreement and Third Amendment to Amended and Restated Security Agreement, dated as of October 31, 2008, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on November 6, 2008 [SEC File No. 0-20646])
10.39	—	Sixth Amendment to Amended and Restated Credit Agreement and Fourth Amendment to Amended and Restated Security Agreement, dated as of February 26, 2009, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on March 4, 2009 [SEC File No. 0-20646])
10.40†	—	First Amendment to the Caraustar Industries, Inc. Retirement Plan, dated as of January 1, 2008
10.41†	—	First Amendment to the Caraustar Industries, Inc. Employee Savings Plan, dated as of January 1, 2008
12.01†	—	Computation of Ratio of Earnings to Fixed Charges
21.01†	—	Subsidiaries of the Registrant

Exhibit No.		Description
23.01†	—	Consent of Deloitte & Touche LLP with respect to the consolidated financial statements of the Company
31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Management contract or compensatory plan required to be filed under Item 15(c) of Form 10-K and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	This Exhibit is substantially identical to Change in Control Severance Agreements for the following individuals: William A. Nix, III, Jimmy A. Russell, Thomas C. Dawson, John R. Foster, Gregory B. Cottrell and Barry A. Smedstad.
%	This Exhibit is substantially identical to the Amendments to Terms of Employment for the following individuals: Michael J. Keough, Ronald J. Domanico, and Steven L. Kelchen.
**	A request for confidential treatment with respect to this exhibit has been submitted to the SEC, and the information for which confidential treatment has been requested has been redacted from this exhibit. A complete copy of this document, including the information that has been redacted from the exhibit, is being separately filed with the SEC.
±	This Exhibit is substantially identical to the Amended and Restated Change In Control Severance Agreements for the following individuals: Michael J. Keough and Steven L. Kelchen.