Form 10-Q
period 2009-03-31
CARAUSTAR INDUSTRIES INC
filed 2009-05-07
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, April 30, 2009.

Common Stock, $.10 par value	30,026,279
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,550	$35,514
Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,869 and $5,263 as of March 31, 2009 and December 31, 2008, respectively	61,791	56,389
Inventories	52,942	53,728
Current deferred tax assets	396	—
Other current assets	6,679	7,084
Assets of discontinued operations held for sale	96	96

Total current assets	147,454	152,811

Property, plant and equipment:
Land	9,360	9,541
Buildings and improvements	73,358	78,153
Machinery and equipment	364,664	403,965
Furniture and fixtures	32,372	32,511

	479,754	524,170
Less accumulated depreciation	(270,653)	(305,327)

Property, plant and equipment, net	209,101	218,843

Other assets	10,268	10,096

	$366,823	$381,750

Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities of debt	$190,092	$190,597
Accounts payable	30,408	35,481
Accrued interest	5,744	1,616
Accrued compensation	7,089	11,233
Accrued pension	496	496
Income taxes payable	—	3,198
Capital lease obligations	5	11
Other accrued liabilities	17,264	20,586

Total current liabilities	251,098	263,218

Long-term debt, less current maturities	36,568	36,431
Pension liability	73,832	73,774
Other liabilities	15,352	16,305
Shareholders’ deficit:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 30,030,279 and 29,954,795 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,003	2,995
Additional paid-in capital	194,156	193,846
Retained deficit	(138,236)	(133,839)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(68,866)	(71,050)
Foreign currency translation	(84)	70

Total accumulated other comprehensive loss	(68,950)	(70,980)

Total shareholders’ deficit	(10,027)	(7,978)

	$366,823	$381,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
Sales	$159,339	$216,502
Cost of goods sold	128,329	188,375
Selling, general and administrative expenses	26,220	24,436
Restructuring and impairment costs	9,514	722

(Loss) income from operations	(4,724)	2,969
Other (expense) income:
Interest expense	(3,923)	(4,328)
Interest income	75	24
Equity in income of unconsolidated affiliate	—	1,915
Other, net	72	20

Other (expense) income	(3,776)	(2,369)

(Loss) income before income taxes	(8,500)	600
Benefit (provision) for income taxes	4,103	(437)

Net (loss) income	$(4,397)	$163

Other comprehensive income (loss):
Change in unrecognized pension and postretirement benefit costs	$2,184	$421
Foreign currency translation adjustment	(154)	(461)

Comprehensive (loss) income	$(2,367)	$123

Basic (loss) income per common share:
Net (loss) income	$(0.15)	$0.01

Weighted average number of shares outstanding	28,749	28,651

Diluted (loss) income per common share:
Net (loss) income	$(0.15)	$0.01

Diluted weighted average number of shares outstanding	28,749	28,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(4,397)	$163
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,485	4,544
Equity-based compensation expense	319	438
Restructuring and impairment costs	6,834	562
Deferred income taxes	—	361
Equity in income of unconsolidated affiliate	—	(1,915)
Distributions from unconsolidated affiliate	—	1,915
Changes in operating assets and liabilities, net of acquisitions	(16,243)	(9,786)

Net cash used in operating activities	(9,002)	(3,718)

Investing activities:
Purchases of property, plant and equipment	(1,014)	(3,934)
Proceeds from disposal of property, plant and equipment	64	61
Acquisition of businesses, net of cash acquired	—	(5,293)
Changes in restricted cash	(6)	(23)
Return of investment in unconsolidated affiliates	—	1,085

Net cash used in investing activities	(956)	(8,104)

Financing activities:
Proceeds from senior credit facility-revolver	—	48,172
Repayments of senior credit facility-revolver	—	(41,298)
Repayments of senior credit facility – term loan	—	(1,459)
Payments for capital lease obligations	(6)	(51)

Net cash (used in) provided by financing activities	(6)	5,364

Net change in cash and cash equivalents	(9,964)	(6,458)
Cash and cash equivalents at beginning of period	35,514	6,548

Cash and cash equivalents at end of period	$25,550	$90

Supplemental disclosures:
Cash payments for interest	$100	$679

Income tax payments, net	$66	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and its consolidated subsidiaries (“Company,” “us,” or “we”) as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008, respectively. The results of operations for the three months ended March 31, 2009 and the cash flows for the three months ended March 31, 2009 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except as noted below.

Note 2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for its nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) SFAS No. 160 requires entities to report noncontrolling (minority) interest as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions. The Company adopted SFAS No. 160 effective January 1, 2009. The adoption of SFAS No. 160 did not have any impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 160 did not have any impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP FAS 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 did not have any impact on the Company’s financial position or results of operations.

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

Note 3. Accounting for Stock-Based Compensation

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

In May 2005, the shareholders approved an amendment to allow the Company’s directors to participate in the long-term equity incentive plan. Under this plan, each non-employee director of the Company is eligible to receive a grant of 3,000 options annually. In November 2008, the Company’s Board of Directors unanimously resolved to suspend equity compensation for non-employee directors until further notice. The directors, accordingly, receive only the cash portion of their retainers, which results in a fifty percent decrease in compensation for the Company’s non-employee directors. The suspension also suspends their annual option award and accordingly, the directors did not receive same in December 2008. In December 2008, the Company’s Executive Officers voluntarily forfeited approximately 253 thousand options, primarily to replenish the long-term equity incentive plan, which plan was approved by the shareholders in 2003.

There were no options granted during the three months ended March 31, 2009 and 2008. The Company recorded compensation expense of approximately $104 thousand and $140 thousand for the three months ended March 31, 2009 and 2008, respectively, related to all options. No options were exercised during the three months ended March 31, 2009 and 2008. As of March 31, 2009, there was approximately $541 thousand of total unrecognized compensation cost related to non-vested stock options. The unrecognized cost is expected to be expensed over a weighted-average period of 1.3 years using the straight-line method.

During the three months ended March 31, 2009, the Company did not grant any PARS, granted 100 thousand Restricted Service Awards at the weighted-average grant date fair value price of $0.21 and did not grant any Restricted Performance Awards. During the three months ended March 31, 2008, the Company did not grant any PARS, granted 4,500 Restricted Service Awards at the weighted-average grant date fair value price of $2.78 per share, and did not grant any Restricted Performance Awards.

No non-vested stock vested during the three months ended March, 2009 and 2008. The Company recorded approximately $215 thousand and $298 thousand of compensation expense during the three months ended March 31, 2009 and 2008, respectively, related to all non-vested stock. As of March 31, 2009, there was approximately $2.5 million of total unrecognized compensation cost related to all non-vested stock. The unrecognized cost is expected to be expensed, using the straight-line method, over a weighted-average period of 2.6 years, unless specific performance targets are achieved, at which time the non-vested stock will vest and be expensed during the period the targets are achieved.

Total compensation expense for all non-vested stock and stock options for the three months ended March 31, 2009 and 2008 included in the Company’s results of operations was $319 thousand and $438 thousand, respectively. The Company recognized no windfall tax benefit for the three months ended March 31, 2009 and 2008.

The following table summarizes the stock option activity during the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,641,481	$12.07
Granted	—	—
Forfeited	(239,042)	23.90
Exercised	—	—

Outstanding at March 31, 2009	1,402,439	$10.06	4.9	$—

Vested and expected to vest as of March 31, 2009	1,360,359	$10.17	4.8	$—

Options exercisable as of March 31, 2009	958,640	$12.68	3.3	$—

A summary of the status of Caraustar’s non-vested stock as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	1,206,366	$6.16
Granted	100,000	0.21
Vested	—	—
Forfeited	(26,000)	9.71

Non-vested at March 31, 2009	1,280,366	$5.62

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

Inventories at March 31, 2009 and December 31, 2008, were as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials and supplies	$24,104	$21,394
Finished goods and work in process	28,838	32,334

Total inventory	$52,942	$53,728

Note 5. Senior Credit Facility and Long-Term Debt

At March 31, 2009 and December 31, 2008, total long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
7 3/8% senior notes	$189,750	$189,750
7 1/4% senior notes	29,000	29,000
Other notes payable(1)	8,200	8,200
Realized interest rate swap agreements (2)	(290)	78

Total debt	226,660	227,028
Less current maturities	(190,092)	(190,597)

Total long-term debt	$36,568	$36,431

(1)

Subsequent to the sale of the Sprague operational assets, the Company retained the industrial revenue bonds (the Sprague bonds) which accordingly have been included in the schedule above as of March 31, 2009 and December 31, 2008.

(2)

Net of original issuance discounts and accumulated discount amortization. As described below under “Interest Rate Swap Agreements”, realized gains resulting from unwinding interest rate swaps are recorded as a component of debt and will be accreted as a reduction to interest expense over the remaining term of the debt.

The carrying value of total debt outstanding at March 31, 2009 maturing during the next five years and thereafter is as follows (in thousands):

2009	$190,092
2010	28,368
2011	—
2012	3,500
2013	—
Thereafter	4,700

Total debt	$226,660

Senior Credit Facility

On March 30, 2006, the Company amended its Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provided for a $145.0 million senior secured credit facility (the “Senior Credit Facility”) consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 the Company amended its Senior Credit Facility to provide for consent of the sale of its membership interests in Premier Boxboard Limited (“PBL”). On July 24, 2008, the Company completed a transaction (the “Transaction”) to sell its 50% membership interest in PBL to its joint venture partner, Temple-Inland, Inc. (“Temple”) for $62 million. The Company used a portion of the proceeds of the sale to repay all outstanding debt under its Senior Credit Facility – comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated. Effective October 31, 2008, the Company amended its Senior Credit Facility to extend the December 1, 2008 date at which time it was required to advise its participating lenders of the Company’s plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. The amendment reduced the revolver from $100.0 million to $80.0 million and requires that immediately after the prepayment of any debt, availability under the Senior Credit Facility be greater than $20 million. On February 26, 2009, the Company amended its Senior Credit Facility to extend the March 1, 2009 date at which time it was required to advise its participating lenders of its plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including April 30, 2009. The revolver was reduced from $80.0 million to $70.0 million. The Consent and Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) changed the applicable margins in the pricing grid which is discussed in more detail below. On April 30, 2009, the Company further amended its Senior Credit Facility to extend the April 30, 2009 date at which time it was required to advise its participating lenders of its plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including May 8, 2009. The Senior Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. These subsidiaries are parties to the Senior Credit Facility either as co-borrowers with the Company or as guarantors. At March 31, 2009, the Company had no amounts outstanding under the revolver.

The revolver matures on March 30, 2011 and includes a sublimit of $22.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $25.6 million at March 31, 2009.

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

Senior and Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7  3/8% senior notes due June 1, 2009. The 7  3/8% senior notes were issued at a discount to yield an effective annualized interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective annualized interest rate of the 7  3/8% senior notes is 6.3%. The 7  3/8 % senior notes are unsecured obligations of the Company. As of March 31, 2009, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, the Company issued $29.0 million of 7  1/4% senior notes due May 1, 2010. These senior notes were issued at a discount to yield effective interest rate 9.4%. The publicly traded senior notes are unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries.

Note 6. Segment Information

The Company operates principally in four business segments organized by products. The paperboard segment consists of facilities that manufacture 100% recycled uncoated paperboard and one facility that manufactures clay-coated recycled paperboard. The recovered fiber segment consists of facilities that collect and sell recycled paper and broker recycled paper and other paper rolls. The tube and core segment is principally made up of facilities that produce spiral and convolute-wound tubes and cores and edge protectors. The folding carton segment consists of facilities that produce printed and unprinted folding cartons and set-up boxes. Intersegment sales are recorded at prices which approximate market prices.

Operating results include all costs and expenses directly related to the segment involved. Corporate expenses include corporate, general, administrative, and unallocated information systems expenses.

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Sales (external customers):
Paperboard	$41,204	$54,949
Recovered fiber	10,255	31,990
Tube and core	53,630	72,529
Folding carton	54,250	57,034

Total	$159,339	$216,502

Sales (intersegment):
Paperboard	$31,177	$33,649
Recovered fiber	8,198	24,351
Tube and core	738	1,026
Folding carton	15	45

Total	$40,128	$59,071

Income (loss) from operations:
Paperboard (A)	$5,185	$4,579
Recovered fiber (B)	(785)	3,048
Tube and core (C)	(793)	1,689
Folding carton (D)	1,017	1,924

Total	4,624	11,240
Corporate expense (E)	(9,348)	(8,271)

(Loss) income from operations	(4,724)	2,969
Interest expense	(3,923)	(4,328)
Interest income	75	24
Equity in income of unconsolidated affiliates	—	1,915
Other, net	72	20

(Loss) income from operations before income taxes	$(8,500)	$600

(A)

Results for the three months ended March 31, 2009 and 2008 include charges to operations and gains recorded to operations of $8.4 million and $0.2 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.

(B)

Results for the three months ended March 31, 2009 and 2008 include charges to operations and gains recorded to operations of $86 thousand and $39 thousand, respectively. These gains relate primarily to the disposition of machinery and equipment.

(C)

Results for the three months ended March 31, 2009 and 2008 include charges to operations of $279 thousand and $25 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and settlement of leases.

(D)

Results for the three months ended March 31, 2009 and 2008 include charges to operations of $501 thousand and $300 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.

(E)

Results for the three months ended March 31, 2009 and 2008 include charges to operations of $257 thousand and $619 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to the impairment of fixed assets.

Note 7. Other Intangible Assets

Intangible Assets

As of March 31, 2009 and December 31, 2008, the Company had an intangible asset of $4.3 million (net of $3.7 million of accumulated amortization) and $4.5 million (net of $3.5 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for each of the three month periods ended March 31, 2009 and 2008 was $128 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which acquisition was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

2009	$511
2010	511
2011	511
2012	511
2013	511

Five year total	$2,555

Note 8. Restructuring and Impairment Costs

Restructuring has been a primary component of management’s strategy to address the decrease in demand for products and excess industry capacity. In response to these business circumstances, over the past several years the Company has closed and consolidated facilities within its paperboard, folding carton and custom packaging, and tube and core segments. These initiatives are designed to enhance the Company’s competitiveness by reducing costs, reducing geographic overlap, and minimizing duplicative capabilities.

In December 2008, the Company announced the permanent closure of its Richmond, Virginia paperboard mill. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in December 2008. As of December 31, 2008, the Company had recorded an accrual balance of $136 thousand for severance and other termination benefits. For the three months ended March 31, 2009, the Company recorded charges of $140 thousand for severance and other termination benefits and $485 thousand for other exit costs. The Company paid $49 thousand of severance and other termination benefits and $485 thousand for other exit costs, leaving an accrual balance of $227 thousand for severance and other termination benefits. The Company expects to incur additional charges of $236 thousand for severance and other termination benefits and $749 thousand for other exit costs. This plan will be complete upon the sale of the location’s real estate which the Company is currently marketing.

In December 2008, the Company made the decision to permanently close its Linden, Alabama tube and core facility. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in March 2009. As of December 31, 2008, the Company had recorded an accrual balance of $5 thousand for severance and other termination benefits. For the three months ended March 31, 2009, the Company recorded charges of $145 thousand for severance and other termination benefits and paid $70 thousand of severance and other termination benefits, leaving an accrual balance of $80 thousand for severance and other termination benefits. The Company expects to incur additional charges of $21 thousand for other exit costs. This plan will be complete upon the sale of the location’s real estate which the Company will begin marketing in the second quarter of 2009.

In March 2009, the Company announced the permanent closure of its Carolina paperboard mill located in Charlotte, North Carolina. The Company transferred Carolina Paperboard’s customers to other mill locations and ceased all production activities at the Carolina paperboard mill in December 2008 when the mill was idled. For the three months ended March 31, 2009, the Company recorded charges of $784 thousand for severance and other termination benefits and paid $634 thousand of severance and other termination benefits, leaving an accrual balance of $150 thousand for severance and other termination benefits. The Company also recorded $6.5 million of additional impairment related to fixed assets. The Company expects to incur additional charges of $469 thousand for severance and other termination benefits and $1.9 million for other exit costs. This plan will be complete upon the sale of the location’s real estate which the Company will begin marketing in the second quarter of 2009.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2008 to March 31, 2009 (in thousands):

	Asset Impairment Charges and Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2008		$4,775	$1,012	$5,787

First quarter 2009 costs	$6,834	1,764	916	2,680	$9,514

Expenditures		(1,912)	(1,164)	(3,076)

Liability balance, March 31, 2009		$4,627	$764	$5,391

(1)    Asset impairment charges and loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of March 31, 2009, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of March 31, 2009	Estimated Costs to Complete Initiatives as of March 31, 2009	Total Estimated Costs of Initiatives as of March 31, 2009
Paperboard	$29,867	$4,001	$33,868
Folding carton and custom packaging	13,000	457	13,457
Tube, core and composite container	815	48	863

Total	$43,682	$4,506	$48,188

Note 9. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $6.0 million are expected to be made during 2009. During the three months ended March 31, 2009, the Company made contributions of $1.3 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP is unfunded at March 31, 2009.

Pension expense for the Pension Plan and the SERP includes the following components for the three months ended March 31, 2009 and 2008 (in thousands):

	Pension Plan		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost of benefits earned	$618	$642	$59	$82
Interest cost on projected benefit obligation	2,076	1,922	142	145
Estimated return on plan assets	(1,419)	(2,191)	—	—
Net amortization and deferral	2,119	600	44	64

Net pension expense	$3,394	$973	$245	$291

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three months ended March 31, 2009 and 2008 includes the following components (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost of benefits earned	$5	$6
Interest cost on accumulated postretirement benefit obligation	81	73
Amortization	21	12

Net postretirement benefit cost	$107	$91

Note 10. Income Taxes

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

As of March 31, 2009 and December 31, 2008, the Company had $14.1 million and $14.8 million of unrecognized tax benefits, of which $2.9 million and $3.5 million, respectively, would affect the annual effective tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of March 31, 2009 and December 31, 2008, accrued interest and penalties related to unrecognized tax benefits were $1.2 million and $1.3 million, respectively.

The effective rate of income tax for the three months ended March 31, 2009 was a 48.3% benefit, compared with a 72.8% expense for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include tax years 2003 through 2008. For state purposes, the years that remain subject to examination by state authorities include tax years 1995 through 2008. The Company is currently under audit by the State of Illinois for tax years 2003 through 2005, the State of New York for tax years 2001 through 2003 and the State of North Carolina for tax years 2005 through 2007. No material adjustments are expected to result from those audits.

Note 11. Net (Loss) Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for net (loss) income (in thousands, except per share information):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(4,397)	$163

Weighted average number of common shares outstanding—basic	28,749	28,651
Common share equivalents	—	87

Weighted average number of common shares outstanding—diluted	28,749	28,738

Basic (loss) income per share	$(0.15)	$0.01

Diluted (loss) income per share	$(0.15)	$0.01

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of anti-dilutive common share equivalents not included in the computation of diluted weighted average shares for the three months ended March 31, 2009 and 2008 was 1,402,439 and 2,067,108, respectively.

Note 12. Equity Interests in Unconsolidated Affiliate

From 1999 to July 24, 2008, the Company owned a 50% membership interest in Premier Boxboard Limited (“PBL”). PBL was a joint venture with Temple-Inland, which owned the remaining 50% interest, and was accounted for under the equity method. PBL produced lightweight gypsum facing paper along with containerboard grades and was managed by the Company. On July 24, 2008, the Company sold its 50% membership interest in PBL to Temple-Inland. PBL’s summarized income statement for the three months ended March 31, 2008 is presented below (in thousands):

Sales	$35,433
Gross profit	7,365
Income from operations	4,859
Net income	3,830

The Company received $3.0 million in cash distributions from PBL during the three months ended March 31, 2008. The Company’s equity interest in earnings from PBL for the three months ended March 31, 2008 was approximately $1.9 million.

See discussion of the sale of the Company’s membership interest in PBL in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 13. Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 1, 2009, the Company adopted the provisions of SFAS 157 for its nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Assets and liabilities measured on a recurring basis at March 31, 2009 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Restricted cash	$4,010	$4,010	$—	$—

Assets and liabilities measured on a nonrecurring basis at March 31, 2009 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Long-lived assets held and used	$4,057	$—	$4,057	$—
Long-lived assets held for sale	3,192	—	3,192	—

In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying value of approximately $10.7 million were written down to their fair value of approximately $4.1 million resulting in an impairment charge of approximately $6.5 million, which was included in restructuring and impairment costs for the three months ended March 31, 2009.

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of March 31, 2009 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	$14,609	$28,368
7 3/8% Senior Notes	95,824	190,092

	$110,433	$218,460

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

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of March 31, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,660	$90	$800	$—	$25,550
Intercompany funding	(256,996)	261,978	(4,982)	—	—
Receivables, net of allowances	—	59,379	2,412	—	61,791
Inventories	—	51,472	1,470	—	52,942
Current deferred tax assets	396	—	—	—	396
Other current assets	3,699	2,956	24	—	6,679
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(228,145)	375,875	(276)	—	147,454

Property, plant and equipment	32,953	441,872	4,929	—	479,754
Less accumulated depreciation	(17,363)	(251,978)	(1,312)	—	(270,653)

Property, plant and equipment, net	15,590	189,894	3,617	—	209,101

Investment in consolidated subsidiaries	511,064	—	—	(511,064)	—

Other assets	5,239	5,029	—	—	10,268

	$303,748	$570,798	$3,341	$(511,064)	$366,823

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of debt	$190,092	$—	$—	$—	$190,092
Accounts payable	2,252	26,949	1,207	—	30,408
Accrued interest	5,610	134	—	—	5,744
Accrued compensation	583	6,343	163	—	7,089
Accrued pension	496	—	—	—	496
Capital lease obligations	—	5	—	—	5
Other accrued liabilities	4,301	12,684	279	—	17,264

Total current liabilities	203,334	46,115	1,649	—	251,098

Long-term debt, less current maturities	28,368	8,200	—	—	36,568

Pension liability	73,832	—	—	—	73,832

Other liabilities	8,241	7,111	—	—	15,352

Shareholders’ (deficit) equity:
Common stock	3,003	772	497	(1,269)	3,003
Additional paid-in capital	194,156	550,830	13,632	(564,462)	194,156
Retained (deficit) earnings	(138,236)	(42,230)	(12,353)	54,583	(138,236)
Accumulated other comprehensive (loss) income	(68,950)	—	(84)	84	(68,950)

Total shareholders’ (deficit) equity	(10,027)	509,372	1,692	(511,064)	(10,027)

	$303,748	$570,798	$3,341	$(511,064)	$366,823

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of December 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$34,183	$106	$1,225	$—	$35,514
Intercompany funding	(259,060)	262,980	(3,920)	—	—
Receivables, net of allowances	—	54,242	2,147	—	56,389
Inventories	—	52,143	1,585	—	53,728
Other current assets	3,699	3,361	24	—	7,084
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(221,082)	372,832	1,061	—	152,811

Property, plant and equipment	31,558	487,647	4,965	—	524,170
Less accumulated depreciation	(16,520)	(287,448)	(1,359)	—	(305,327)

Property, plant and equipment, net	15,038	200,199	3,606	—	218,843

Investment in consolidated subsidiaries	514,825	—	—	(514,825)	—

Other assets	4,899	5,197	—	—	10,096

	$313,680	$578,228	$4,667	$(514,825)	$381,750

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of debt	$190,597	$—	$—	$—	$190,597
Accounts payable	7,411	27,253	817	—	35,481
Accrued interest	1,549	67	—	—	1,616
Accrued compensation	2,755	8,357	121	—	11,233
Accrued pension	496	—	—	—	496
Income taxes payable	3,198	—	—	—	3,198
Capital lease obligations	—	11	—	—	11
Other accrued liabilities	5,051	15,233	302	—	20,586

Total current liabilities	211,057	50,921	1,240	—	263,218

Long-term debt, less current maturities	28,231	8,200	—	—	36,431

Pension liability	73,774	—	—	—	73,774

Other liabilities	8,596	7,709	—	—	16,305

Shareholders’ (deficit) equity:
Common stock	2,995	772	497	(1,269)	2,995
Additional paid-in capital	193,846	550,830	13,632	(564,462)	193,846
Retained (deficit) earnings	(133,839)	(40,204)	(12,178)	52,382	(133,839)
Accumulated other comprehensive (loss) income	(70,980)	—	1,476	(1,476)	(70,980)

Total shareholders’ (deficit) equity	(7,978)	511,398	3,427	(514,825)	(7,978)

	$313,680	$578,228	$4,667	$(514,825)	$381,750

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$203,941	$4,622	$(49,224)	$159,339
Cost of sales	—	173,277	4,276	(49,224)	128,329
Selling, general and administrative expenses	2,267	23,408	545	—	26,220
Restructuring and impairment costs	257	9,257	—	—	9,514

Loss from operations	(2,524)	(2,001)	(199)	—	(4,724)
Other (expense) income:
Interest expense	(3,850)	(73)	—	—	(3,923)
Interest income	75	—	—	—	75
Equity in income of consolidated affiliate	(2,201)	—	—	2,201	—
Other, net	—	48	24	—	72

Other (expense) income	(5,976)	(25)	24	2,201	(3,776)

(Loss) income before income taxes	(8,500)	(2,026)	(175)	2,201	(8,500)
Benefit for income taxes	4,103	—	—	—	4,103

Net (loss) income	$(4,397)	$(2,026)	$(175)	$2,201	$(4,397)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$276,681	$7,586	$(67,765)	$216,502
Cost of sales	—	249,092	7,048	(67,765)	188,375
Selling, general and administrative expenses	8,564	15,408	464	—	24,436
Restructuring and impairment costs	453	269	—	—	722

(Loss) income from operations	(9,017)	11,912	74	—	2,969
Other (expense) income:
Interest expense	(4,236)	(92)	—	—	(4,328)
Interest income	24	—	—	—	24
Equity in income of consolidated affiliate	11,914	—	—	(11,914)	—
Equity in income of unconsolidated affiliate	1,915	—	—	—	1,915
Other, net	—	(33)	53	—	20

Other (expense) income	9,617	(125)	53	(11,914)	(2,369)

Income (loss) before income taxes and minority interest	600	11,787	127	(11,914)	600
Provision for income taxes	(437)	—	—	—	(437)

Net income (loss)	$163	$11,787	$127	$(11,914)	$163

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9,511)	$934	$(425)	$—	$(9,002)

Investing activities:
Purchases of property, plant and equipment	—	(1,014)	—	—	(1,014)
Proceeds from disposal of property, plant and equipment	—	64	—	—	64
Changes in restricted cash	(6)	—	—	—	(6)

Net cash used in investing activities	(6)	(950)	—	—	(956)

Financing activities:
Payments for capital lease obligations	(6)	—	—	—	(6)

Net cash used in financing activities	(6)	—	—	—	(6)

Net decrease in cash and cash equivalents	(9,523)	(16)	(425)	—	(9,964)
Cash and cash equivalents at beginning of period	34,183	106	1,225	—	35,514

Cash and cash equivalents at end of period	$24,660	$90	$800	$—	$25,550

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6,463)	$(2,050)	$4,795	$—	$(3,718)

Investing activities:
Purchases of property, plant and equipment	(279)	(3,655)	—	—	(3,934)
Proceeds from disposal of property, plant and equipment	—	61	—	—	61
Changes in restricted cash	(23)	—	—	—	(23)
Return of investment in unconsolidated affiliate	1,085	—	—	—	1,085
Acquisition of businesses, net of cash acquired	—	—	(5,293)	—	(5,293)

Net cash provided by (used in) investing activities	783	(3,594)	(5,293)	—	(8,104)

Financing activities:
Proceeds from senior credit facility - revolver	48,172	—	—	—	48,172
Repayments of senior credit facility - revolver	(41,298)	—	—	—	(41,298)
Repayments of senior credit facility - term loan	(1,459)	—	—	—	(1,459)
Payments for capital lease obligations	(51)	—	—	—	(51)

Net cash provided by financing activities	5,364	—	—	—	5,364

Net decrease in cash and cash equivalents	(316)	(5,644)	(498)	—	(6,458)
Cash and cash equivalents at beginning of period	316	5,734	498	—	6,548

Cash and cash equivalents at end of period	$—	$90	$—	$—	$90

15. Going Concern

The 7  3/8% Senior Notes due on June 1, 2009, continue to be reflected as a current liability on the balance sheet. The addition of these Senior Notes as a current liability results in a working capital deficit as of March 31, 2009. Because substantially all of the Company’s assets are encumbered and its credit ratings are low, it has limited options available to raise cash or cash equivalents sufficient to meet its current liquidity needs, which now include the Senior Notes. Given the significant constraints in the credit markets, it is unlikely that the Company will be able to refinance its Senior Notes. Continuing as a going concern is dependent on a satisfactory resolution of the Senior Notes through either a refinancing or restructuring of those Notes, which resolution would involve discussions with the noteholders. Accordingly, as of March 31, 2009, there is substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unsuccessful, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

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

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report, and with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 52% in the first three months of 2009. The remaining 48% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

More recently, in light of the difficult operating climate we have faced, and in an effort to reduce costs and improve our business mix, capacity deployment, and profitability, restructuring activities have been an important element of our strategy. The previous divestitures of our interest in Standard Gypsum, our corrugated box plant and partition businesses, two of our coated recycled paperboard mills, our specialty packaging businesses and our composite container and plastics businesses, as well as the sale of our membership interest in Premier Boxboard Limited and permanent closures of three of our uncoated recycled paperboard mills, are all part of our strategic transformation plan to reduce our debt and better position ourselves to compete and leverage our expertise in our core businesses.

Our substantial level of indebtedness, including our 7 3/8% Senior Notes, which are now classified as current liabilities and are due on June 1, 2009, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts in respect of our indebtedness. Given the significant constraints in the credit markets, it is likely that we will be unable to refinance our Senior Notes. Continuing as a going concern is dependent on a resolution that will allow refinancing or restructuring of the Senior Notes. Such resolution will involve discussions with the noteholders. The noteholders have formed an ad hoc committee to facilitate discussions. The outcome of those discussions however, is uncertain. We cannot predict the outcome of the discussions with any certainty and therefore cannot predict with any certainty that we will be able to meet our pending debt maturities. Accordingly, as of March 31, 2009, there is substantial doubt regarding our ability to continue as a going concern.

We are a holding company that operates our business through 22 subsidiaries as of March 31, 2009. See “–Liquidity and Capital Resources – Off - Balance Sheet Arrangements – Joint Venture Financings” below.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective, and complex judgments are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009. The accounting for these matters involves forming estimates based on current facts, circumstances, and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our former unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Three Months Ended March 31,			% Change
	2009	2008	Change
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	49.0	59.0	(10.0)	-16.9%
Mill volume shipped to external customers	7.0	13.3	(6.3)	-47.4%

Total	56.0	72.3	(16.3)	-22.5%

Folding carton market
Volume shipped to internal converters	35.0	37.7	(2.7)	-7.2%
Mill volume shipped to external customers	20.1	24.8	(4.7)	-19.0%

Total	55.1	62.5	(7.4)	-11.8%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	10.9	19.7	(8.8)	-44.7%

Specialty paperboard products market
Volume shipped to internal converters	15.2	22.7	(7.5)	-33.0%
Mill volume shipped to external customers	23.4	23.4	—	0.0%

Total	38.6	46.1	(7.5)	-16.3%

Total paperboard volume	160.6	200.6	(40.0)	-19.9%

Paperboard volume by reporting segment (tons in thousands):

Paperboard segment	71.2	96.3	(25.1)	-26.1%
Tube and core segment	54.5	66.7	(12.2)	-18.3%
Folding carton segment	34.9	37.6	(2.7)	-7.2%

Total paperboard volume	160.6	200.6	(40.0)	-19.9%

Paperboard Volume. Total paperboard volume for the three months ended March 31, 2009, decreased 19.9% to 160.6 thousand tons from 200.6 thousand tons for the same period in 2008. Tons sold from paperboard mill production decreased 21.6% to 127.9 thousand tons for the three months ended March 31, 2009, compared to the same period in 2008. The total volume of paperboard converted decreased 17.0% for the three months ended March 31, 2009.

Total paperboard volume decreased in all end-use markets due primarily to overall lower industry demand.

Sales. Our consolidated sales for the three months ended March 31, 2009 decreased 26.4% to $159.3 million from $216.5 million for the same period in 2008. The following table presents sales by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Paperboard	$41,204	$54,949	$(13,745)	-25.0%
Recovered fiber	10,255	31,990	(21,735)	-67.9%
Tube and core	53,630	72,529	(18,899)	-26.1%
Folding carton	54,250	57,034	(2,784)	-4.9%

Total	$159,339	$216,502	$(57,163)	-26.4%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for approximately $13.4 million.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower selling prices which accounted for a decrease of approximately $20.0 million and lower volume which accounted for an estimated decrease of $1.7 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower tube and core volume which accounted for a decrease of $20.0 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $0.8 million in sales.

Folding Carton Segment

Sales for the folding carton segment decreased primarily due to lower selling prices.

Cost of Sales. Cost of sales for the three months ended March 31, 2009 decreased $60.1 million from $188.4 million in 2008 to $128.3 million in 2009. This decrease was primarily due to the following factors:

•

Lower direct material costs of approximately $17.7 million in the recovered fiber segment due to lower recovered fiber prices which accounted for approximately $14.0 million of the decrease and lower volume which accounted for approximately $3.7 million.

•	Lower direct material costs of approximately $10.7 million in the tube and core segment primarily due to lower volume.

•

Lower direct material costs of approximately $8.6 million in the paperboard segment due to lower prices which accounted for approximately $5.5 million of the decrease and lower volume which accounted for approximately $3.1 million.

•

Lower repairs and maintenance, depreciation, other manufacturing overhead, and employee expenses of approximately $7.3 million in the paperboard segment, of which approximately $5.1 million is related to the closure of facilities.

•	Lower labor costs, freight costs, and energy and fuel costs of approximately $7.3 million in the paperboard segment due to lower volume.

•	Lower freight costs, labor costs, and other related employee expenses of approximately $5.8 million in the tube and core segment.

•	Lower repairs and maintenance, depreciation, other manufacturing overhead expenses of approximately $2.1 million in the folding carton segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 increased $1.8 million from $24.4 million in 2008 to $26.2 million in 2009. The increase was primarily due to the following factors:

•	Increased pension expense of $1.3 million due primarily to actuarial losses resulting from the poor market performance of pension asset investments in 2008.

•	Higher professional and legal fees of approximately $1.9 million related to our efforts to refinance or restructure our 7 3/8% Senior Notes due on June 1, 2009.

•	Higher bad debt expense of approximately $0.5 million.

These increases were partially offset by the reduction of approximately $1.9 million of selling, general and administrative salaries and related employee expenses.

Restructuring and Impairment Costs. During the three months ended March 31, 2009, we incurred net charges totaling $9.5 million for restructuring and impairment costs. The total consisted of approximately $6.8 million for the impairment of assets, approximately $916 thousand for other exit costs and $1.8 million for severance and other termination benefits. We made payments of $1.9 million in severance and other termination benefits and $1.2 million for other exit costs during the three months ended March 31, 2009, leaving an estimated liability of $5.4 million at March 31, 2009.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

(Loss) Income From Operations. Loss from operations for the three months ended March 31, 2009 was $4.7 million, a decrease of $7.7 million compared to income from operations of $3.0 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Paperboard	$5,185	$4,579	$605	13.2%
Recovered fiber	(785)	3,048	(3,833)	(125.7)%
Tube and core	(793)	1,689	(2,482)	(147.0)%
Folding carton	1,017	1,924	(907)	(47.1)%
Corporate expense	(9,348)	(8,271)	(1,077)	(13.0)%

Total	$(4,724)	$2,969	$(7,693)	(259.1)%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	Lower recovered fiber costs improved income from operations by $11.5 million.

•	Higher selling prices improved income from operations by $2.8 million.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by $4.7 million.

•	Higher restructuring and impairment costs of approximately $8.6 million primarily due to the closure of our Carolina paperboard mill.

•	Higher pension expense of $1.0 million.

Recovered Fiber Segment

Income from operations decreased primarily due to the following factors:

•	Lower selling prices decreased income from operations by $16.8 million.

•	Lower volume decreased income from operations by $0.8 million.

These decreases were partially offset by lower recovered fiber costs which improved income from operations by $14.0 million.

Tube and Core Segment

Income from operations decreased primarily due to the following factors:

•	Lower volume decreased income from operations by $1.9 million.

•	Higher pension expense of $0.5 million.

Folding Carton Segment

Income from operations decreased primarily due to the following factors:

•	Lower selling prices decreased income from operations by approximately $0.5 million.

•	Higher pension expense of $0.6 million.

Corporate Expense

Income from operations decreased primarily due to higher professional and legal fees of $1.9 million related to efforts to refinance or restructure our 7  3/8% Senior Notes. This decrease was partially offset by lower selling, general and administrative salaries and other related employee expenses of approximately $1.0 million.

Other (Expense) Income. Interest expense for the three months ended March 31, 2009 and 2008 was approximately $3.9 million and $4.3 million, respectively. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.9 million for the three months ended March 31, 2008. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and have not recognized equity in income from unconsolidated affiliates subsequent to the sale.

Benefit (Expense) for Income Taxes. The effective rate of income tax for continuing operations for the three months ended March 31, 2009 was a benefit of 48.3%, compared to an expense of 72.8% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, our inability to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

Net (Loss) Income. Due to the factors discussed above, the net loss for the three months ended March 31, 2009 was $4.4 million, or $0.15 per common share, compared to net income of $163 thousand, or $0.01 per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our senior credit facility, described below. Downturns in operations can significantly affect our ability to generate cash. Factors that can affect our operating results and liquidity are discussed further in our 2008 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A. At March 31, 2009 we had $25.6 million of cash on hand and $25.6 million borrowing availability under our Senior Credit Facility. On or after April 30, 2009, we are obligated to apply cash receipts to any outstanding balance drawn on our revolving credit line.

The 7 3/8% Senior Notes due on June 1, 2009, are reflected as a current liability on the balance sheet. The addition of these Senior Notes as a current liability results in a working capital deficit of approximately $104 million as of March 31, 2009. Because substantially all of our assets are encumbered and our credit ratings are low, we have limited options available to raise cash or cash equivalents sufficient to meet our current liquidity needs, which now include the Senior Notes. Given the significant constraints in the credit markets, we believe we would be unable to refinance our Senior Notes prior to maturity. Continuing as a going concern is dependent on reaching an agreement with the holders of the Senior Notes with respect to a restructuring of those Notes. The noteholders have formed an ad hoc committee to facilitate negotiations. It is not possible to determine whether we will reach agreement with our noteholders or to assess the feasibility and timing of the implementation of any proposed restructuring. Accordingly, as of March 31, 2009, there is substantial doubt regarding our ability to continue as a going concern. The following are some of the factors that could affect our future ability to generate cash from operations:

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

The occurrence, continuation, or exacerbation of these conditions could adversely impact our ability to use existing credit or seek funds from external sources in order to meet our liquidity requirements. In such event, given the volatility and constraints on the debt markets and our current credit rating, we believe it would be difficult to obtain additional funds at levels that would allow us to service our indebtedness through future cash generation, particularly if we sell a significant portion of our assets. Accordingly, as of March 31, 2009, substantial doubt regarding our ability to continue as a going concern exists.

We were in compliance with the covenants under our Senior Credit Facility as of March 31, 2009. With the knowledge of the holders of our Senior Notes, we elected not to make the interest payment of $1.1 million due on May 1, 2009 for the 7 1/4 % Senior Notes, which election was based on discussions we have had regarding restructuring the Senior Notes.

Borrowings. At March 31, 2009 and December 31, 2008, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	March 31, 2009	December 31, 2008
7 3/8 % senior notes	$189,750	$189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap gains (1)	(290)	78

Total debt	$226,660	$227,028

(1) Consists of realized interest rate swap gains less the original issuance discounts and accumulated discount amortization related to the senior notes.

On March 30, 2006, we amended our Senior Credit Facility by entering into an Amended and Restated Credit Agreement. The agreement provides for a $145.0 million senior secured credit facility consisting of a $110.0 million five-year revolver and a $35.0 million five-year term loan. The five-year revolver was reduced from $110.0 million to $100.0 million in October 2006. On July 15, 2008 we amended our Senior Credit Facility to provide for consent to the sale of our membership interests in Premier Boxboard Limited (“PBL”). On July 24, 2008 we completed a transaction to sell our 50% membership interest in PBL to our joint venture partner, Temple-Inland, Inc. for $62 million. We used a portion of the proceeds of the sale to repay all outstanding debt under our Senior Credit Facility – comprised of the term loan and revolving credit facility. Upon repayment of the amounts outstanding under the term loan, that loan was terminated. Effective October 31, 2008, we amended our Senior Credit Facility to extend the December 1, 2008 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including March 1, 2009. Additionally, the amendment reduced the revolver from $100.0 million to $80.0 million and requires that immediately after any prepayment of debt, availability under the Senior Credit Facility be greater than $20 million. On February 26, 2009, we amended our Senior Credit Facility to extend the March 1, 2009 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including April 30, 2009. The revolver was reduced from $80.0 million to $70.0 million. The Consent and Sixth Amendment to Amended and Restated Credit Agreement (the “Amendment”) changed the applicable margins in the pricing grid which is discussed in more detail below. On April 30, 2009, we further amended our Senior Credit Facility to extend the April 30, 2009 date at which time we were required to advise our participating lenders of our plan to refinance or defease the Senior Notes in the amount of approximately $190 million maturing on June 1, 2009. The notification date was extended up to and including May 8, 2009. The Senior Credit Facility is secured by substantially all of our assets and our domestic subsidiaries other than real property, including accounts receivable, general intangibles, inventory, and equipment. Our subsidiaries are parties to the Senior Credit Facility either as co-borrowers with us or as guarantors. At March 31, 2009, we had no amounts outstanding under the revolver.

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

The revolver matures on March 30, 2011 and includes a sublimit of $22.0 million for letters of credit. Borrowing availability under the revolver is determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. Aggregate availability under the revolver was $25.6 million at March 31, 2009. On or after April 30, 2009, we are obligated to apply cash receipts to any outstanding balance drawn on our revolving credit line.

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

Off-Balance Sheet Arrangements – Joint Venture Financings. On January 17, 2006, we completed the sale of our 50% interest in our joint venture Standard Gypsum to the joint venture’s other 50% partner, Temple-Inland, for $150.0 million. Pursuant to the sale agreement Temple-Inland also assumed all of Standard Gypsum’s debt obligations and other liabilities. The sale resulted in a gain of approximately $135.2 million, which was recorded in January 2006. We provided certain environmental indemnification not to exceed $5.0 million for any claims related to events that occurred prior to the formation of the Standard Gypsum joint venture on April 1, 1996. This indemnification will terminate January 17, 2011. We did not record a liability related to this indemnification since the probability of an asserted claim is considered remote.

On July 24, 2008, we completed the sale of our 50% membership interest in PBL to our joint venture partner, Temple-Inland. The sale was made pursuant to an agreement for purchase and sale of partnership interests dated July 24, 2008 (the “Purchase Agreement”) among us, Temple-Inland and/or certain of their subsidiaries. Pursuant to the Purchase Agreement, Temple-Inland purchased our 50% membership interest and assumed our share of PBL’s debt of $25 million. Pursuant to the Purchase Agreement, we agreed to certain indemnification obligations related to certain representation and warranties, which obligations have a two year survival period. We do not consider these obligations material.

Cash Used in Operations. Cash used in operations was $9.0 million for the three months ended March 31, 2009, compared with cash used in operations of $3.7 million for the same period in 2008. Cash used in operations increased primarily due to an increase in cash used for working capital of $6.2 million and an increase in cash payments for restructuring of $2.2 million, which were partially offset by lower pension plan contributions of $1.9 million and lower cash paid for interest of $0.6 million during the three months ended March 31, 2009 compared to the same period in 2008.

Capital Expenditures. Capital expenditures were $1.0 million for the three months ended March 31, 2009 versus $3.9 million for the same period in 2008. Aggregate capital expenditures of approximately $12 million are anticipated for 2009, of which $1.0 million has been expended through March 31, 2009.

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

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As previously discussed in Liquidity and Capital Resources, our obligations under our 7  3/8% Senior Notes due on June 1, 2009, are reflected as a current liability on the balance sheet.

Except as described above under “Liquidity and Capital Resources,” there have not been any significant changes to our contractual obligations since December 31, 2008.

As of March 31, 2009, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $14.0 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, operating results, financial condition, business plans and industry trends and their potential impact on our business and financial results. Statements that are not statements of historical fact, as well as statements including words such as “expect,” “intend,” “will,” “believe,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “would,” “could,” “should,” “predicts,”

“potential,” “continue,” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, those related to our ongoing discussions with the holders of our 7.375 percent Senior Notes related to a restructuring of our outstanding obligations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed or implied by such statements. Such risk factors include, our ability to continue as a going concern, our potential need to seek bankruptcy court protection, our ability to negotiate a restructuring of our outstanding obligations, the effect that a potential bankruptcy filing and the “going concern” disclosure included in the opinion of our independent public accounting firm will have on our relationships with customers, suppliers, vendors and employees, among others: fluctuations in raw material prices and energy costs, increases in pension and insurance costs, downturns in industrial production, housing and construction and the consumption of durable and nondurable goods, the degree and nature of competition, the degree of market receptiveness to price increases and energy surcharges, changes in demand for our products, the degree of success achieved by our new product initiatives, future financing plans and needs, the impact on the company of our results of operation in recent years and the sufficiency of our financial resources to absorb the impact, changes in government regulations, the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations, the delisting of our common stock from the Nasdaq Capital Market Systems and the impact thereof on our liquidity and ability to raise capital and our ability to service our substantial indebtedness. Additional relevant risk factors that could cause actual results to differ materially are discussed in our registration statements and our most recent reports on Form 10-K and Form and 8-K, as amended, filed with or furnished to, the Securities and Exchange Commission and are specifically incorporated by reference into this report. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. These documents may be accessed through the web site of the Securities and Exchange Commission (www.sec.gov). We do not undertake any obligation to update any forward-looking statements we make.

PART I

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant developments with respect to our exposure to interest rate market risks other than the debt transactions disclosed in the notes to our condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, claims are asserted against us arising out of our operations in the normal course of business. Management does not believe that we are a party to any litigation that will have a material adverse effect on our financial condition or results of operation.

ITEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to those risk factors since the date of the Annual Report.

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

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Date: May 7, 2009		Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01	—

Seventh Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2009, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on May 5, 2009 [SEC File No. 0-20646])

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