Form 10-Q
period 2009-06-30
CARAUSTAR INDUSTRIES INC
filed 2009-08-14
CIK 825692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 5, 2009.

Common Stock, $.10 par value	30,025,279
(Class)	(Outstanding)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

CARAUSTAR INDUSTRIES, INC.

ITEM 1.	Condensed Consolidated Financial Statements

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-in-Possession since May 31, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,793	$35,514
Restricted cash	17,068	—
Receivables, net of allowances for doubtful accounts, returns, and discounts of $4,496 and $5,263 as of June 30, 2009 and December 31, 2008, respectively	63,673	56,389
Inventories	48,578	53,728
Refundable income taxes	418	—
Other current assets	9,744	7,084
Assets of discontinued operations held for sale	96	96

Total current assets	144,370	152,811

Property, plant and equipment:
Land	9,327	9,541
Buildings and improvements	71,351	78,153
Machinery and equipment	363,668	403,965
Furniture and fixtures	32,367	32,511

	476,713	524,170
Less accumulated depreciation	(271,602)	(305,327)

Property, plant and equipment, net	205,111	218,843

Other assets	14,724	10,096

	$364,205	$381,750

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of debt	$—	$190,597
Accounts payable	30,329	35,481
Accrued interest	348	1,616
Accrued compensation	8,610	11,233
Accrued pension	449	496
Income taxes payable	—	3,198
Capital lease obligations	3	11
Other accrued liabilities	16,448	20,586

Total current liabilities	56,187	263,218

Liabilities subject to compromise	218,750	—

Long-term debt, less current maturities	8,200	36,431
Pension liability	73,954	73,774
Other liabilities	15,032	16,305

Shareholders’ deficit:
Preferred stock, $.10 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value; 60,000,000 shares authorized, 30,024,279 and 29,954,795 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,002	2,995
Additional paid-in capital	194,476	193,846
Accumulated deficit	(139,280)	(133,839)
Accumulated other comprehensive (loss) income:
Unrecognized pension and other benefit liabilities	(66,530)	(71,050)
Foreign currency translation	414	70

Total accumulated other comprehensive loss	(66,116)	(70,980)

Total shareholders’ deficit	(7,918)	(7,978)

	$364,205	$381,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-in-Possession since May 31, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$158,319	$217,026	$317,658	$433,528
Cost of goods sold	128,523	190,810	256,852	379,185
Selling, general and administrative expenses	24,522	24,301	50,742	48,737
Restructuring and impairment costs	1,180	5,844	10,694	6,566

Income (loss) from operations	4,094	(3,929)	(630)	(960)
Other (expense) income:
Interest expense	(2,794)	(4,214)	(6,717)	(8,542)
Interest income	27	13	102	37
Equity in income of unconsolidated affiliate	—	1,139	—	3,054
Other, net	(44)	62	28	82

Other expense	(2,811)	(3,000)	(6,587)	(5,369)

Income (loss) before reorganization items	1,283	(6,929)	(7,217)	(6,329)
Reorganization items	2,262	—	2,262	—

Loss before income taxes	(979)	(6,929)	(9,479)	(6,329)
(Provision) benefit for income taxes	(65)	3,327	4,038	2,890

Net loss	(1,044)	(3,602)	(5,441)	(3,439)

Other comprehensive income (loss):
Change in unrecognized pension and postretirement benefit costs	$2,336	$422	$4,520	$843
Foreign currency translation adjustment	498	146	344	(315)

Comprehensive income (loss)	$1,790	$(3,034)	$(577)	$(2,911)

Basic loss per common share:
Net loss	$(0.04)	$(0.13)	$(0.19)	$(0.12)

Weighted average number of shares outstanding	28,750	28,691	28,750	28,671

Diluted loss per common share:
Net loss	$(0.04)	$(0.13)	$(0.19)	$(0.12)

Diluted weighted average number of shares outstanding	28,750	28,691	28,750	28,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-in-Possession since May 31, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(5,441)	$(3,439)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,121	8,965
Equity-based compensation expense	638	817
Restructuring and impairment costs	6,638	5,796
Deferred income taxes	—	(2,978)
Non-cash reorganization items	1,494	—
Equity in income of unconsolidated affiliate	—	(3,054)
Distributions from unconsolidated affiliate	—	2,202
Changes in operating assets and liabilities, net of acquisitions	(19,440)	(9,984)

Net cash used in operating activities	(6,990)	(1,675)

Investing activities:
Purchases of property, plant and equipment	(2,720)	(5,770)
Proceeds from disposal of property, plant and equipment	1,002	881
Acquisition of businesses, net of cash acquired	—	(5,359)
Changes in restricted cash	(19,748)	(31)
Return of investment in unconsolidated affiliates	—	1,798

Net cash used in investing activities	(21,466)	(8,481)

Financing activities:
Proceeds from senior credit facility-revolver	—	73,566
Repayments of senior credit facility-revolver	—	(66,905)
Proceeds from debtors-in-possession facility	8,557	—
Repayments of debtors-in-possession facility	(8,557)	—
Repayments of senior credit facility – term loan	—	(2,917)
Deferred debt costs	(2,257)	—
Payments for capital lease obligations	(8)	(56)

Net cash (used in) provided by financing activities	(2,265)	3,688

Net change in cash and cash equivalents	(30,721)	(6,468)
Cash and cash equivalents at beginning of period	35,514	6,548

Cash and cash equivalents at end of period	$4,793	$80

Supplemental disclosures:
Cash payments for interest	$8,496	$9,817

Income tax payments, net	$106	$4

Cash payments for reorganization items, net	$768	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-in-Possession since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 1. Voluntary Reorganization under Chapter 11

Overview

On May 31, 2009 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: Caraustar Industries, Inc., et al., Chapter 11 Case Nos.: 09-73830, 09-73835 through 09-73837, 09-73839 through 09-73841, 09-73843 through 09-73851, 09-73853 through 09-73855 (the “Chapter 11 Case”).

The Company is currently operating its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval.

The Company reached agreement with holders of approximately 83% of its 7 3/8% senior notes maturing June 1, 2009 and 91% of its 7 1/4% senior notes maturing May 1, 2010 on the terms of a cooperative financial restructuring that would reduce the Company’s debt obligations by approximately $135 million. The Company and the consenting noteholders have entered into an agreement pursuant to which the noteholders have agreed to complete the restructuring through a pre-negotiated plan of reorganization. Subsequent to the May 31, 2009 filing date, Debtors filed Debtors’ First Amended Joint Plan of Reorganization dated June 30, 2009, as supplemented by the Plan Supplement dated and filed July 17, 2009, and the Annex to the Plan Supplement dated and filed July 29, 2009 (collectively, the “Plan”). The Plan and the related disclosure statement (the “Disclosure Statement”) were submitted to the Bankruptcy Court in the voluntary Chapter 11 Case and have been supplemented. The Plan will be subject to the approval of the Court, among other conditions.

In connection with the Chapter 11 Case, the Bankruptcy Court granted several “first day” orders that enabled the Company generally to operate in the ordinary course of business. The Bankruptcy Court approved the company’s first day motions to, among other things, pay pre-petition general unsecured claims in the ordinary course of business, in connection with its voluntary restructuring under Chapter 11. The Bankruptcy Court also granted permission for the company to pay pre-petition employee wages and salaries, to make contributions to the 401(k) and other employee benefit plans, and to reimburse employees for their pre-petition business expenses.

The proposed Plan provides that the outstanding shares of the Company’s common stock (including all outstanding equity grants, options and restricted stock) will be cancelled upon emergence from chapter 11 and the holders of outstanding shares will receive their pro rata share of $2.9 million, or approximately $0.10 per share. In addition, the Plan contemplates the exchange of the Company’s existing 7 3/8% and 7 1/4% senior notes for an aggregate of $85 million in new senior secured notes and 100% of the common stock of the reorganized company. The reorganized company is expected to emerge from bankruptcy as a private entity.

DIP Facility

Effective June 4, 2009, the Company and all of its direct and indirect domestic subsidiaries, as borrowers (the “Borrowers”), General Electric Capital Corporation, as a lender, GE Capital Financial Inc., as letter of credit issuer, and General Electric Capital Corporation, as administrative agent (in such capacity, the “DIP Agent”) for itself and each other party that may become a lender thereunder (the “DIP Lenders”) entered into a $75 million credit facility pursuant to a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Facility”).

The DIP Facility provides up to $75 million in revolving credit, including a sublimit of $20 million for letters of credit. Pursuant to approval by the Bankruptcy Court on June 3, 2009, up to $25 million of the DIP Facility was immediately authorized for the Borrowers. On June 25, 2009, the Bankruptcy Court granted final authorization for the Company to borrow all amounts available under the $75 million DIP Facility. Proceeds from the borrowings under the DIP Facility may be used for (i) repaying certain outstanding obligations under the Borrowers’ pre-petition credit facility, (ii) cash collateralizing outstanding letters of credit and certain lease obligations, (iii) paying for goods and services in the ordinary course of business, (iv) paying employees’ wages and benefits, (v) paying certain fees and expenses of chapter 11 professionals and other administrative expenses of the Chapter 11 Case, and (vi) working capital and general corporate purposes of the Borrowers and their subsidiaries. At June 30, 2009, the Company had no amounts outstanding under the DIP Facility.

The Plan provides that, upon the Company’s emergence from the Chapter 11 Case the DIP Facility will be replaced by a $75 million Senior Secured Plan-of-Reorganization revolving credit facility (the “POR Facility”). The POR Facility will mature on June 4, 2012.

Accounting for Reorganization

Subsequent to the Petition Date, the Company’s financial statements are prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 does not change the application of generally accepted accounting principles (“GAAP”) in the preparation of the Company’s financial statements. However, for periods including and subsequent to the filing of a Chapter 11 petition, SOP 90-7 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. In accordance with SOP 90-7 the Company has:

•	Separated liabilities that are subject to compromise from liabilities that are not subject to compromise

•	Distinguished transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business; and

•	Ceased accruing interest on the 7 3/8% senior notes maturing June 1, 2009 and the 7 1/ 4% senior notes maturing May 1, 2010.

Liabilities Subject to Compromise

Liabilities subject to compromise are considered by the Bankruptcy Court to be pre-petition claims. However, liabilities subject to compromise exclude pre-petition claims for which the Company has received the Bankruptcy Court’s approval to pay.

Liabilities subject to compromise are as follows at June 30, 2009 (in thousands):

7 3/8 % senior notes	$189,750
7 1/4 % senior notes	29,000

$218,750

Since the Petition Date, the Company has ceased recording interest on liabilities subject to compromise. Contractual interest on liabilities subject to compromise in excess of reported interest was approximately $1.2 million for the three and six months ended June 30, 2009.

Restricted Cash

Prior to the Petition Date the Company’s Senior Credit Facility with Bank of America N.A., as Administrative Agent (the “Pre-petition Facility”) provided the Company with an $80.0 million revolver. Borrowing availability under the revolver was determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. The Chapter 11 filing on May 31, 2009 constituted an event of default under the Pre-petition Facility. At May 31, 2009 the Company had no amounts outstanding under the revolver. As of the Petition Date the Company did have outstanding letters of credit, of approximately $15.5 million under the Pre-petition Facility. Upon entering into the DIP Facility, the Administrative Agent required the Company to cash collateralize the letters of credit at 105%, or approximately $16.2 million. Additionally, upon filing the Chapter 11 Case, Bank of America Leasing required the Company to cash collateralize certain leases in the amount of approximately $2.6 million and certain utility companies required the Company to maintain a restricted cash account of approximately $830 thousand to guarantee payments to those utilities. The total restricted cash that is collateralizing obligations is approximately $19.7 million, of which, $17.1 million is shown as Restricted cash and $2.6 million is included in Other assets in the Company’s condensed consolidated balance sheets.

Reorganization Items

Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that the Company has identified as directly relating to the Chapter 11 Case. These items for the three and six months ended June 30, 2009 are summarized as follows (in thousands):

Legal and professional fees	$964
Write-off of deferred financing costs on Pre-petition facility and 7 1/4% senior notes	1,298

$2,262

Going Concern

At this time it is not possible to accurately predict the effect of the Chapter 11 Case on the Company’s operations and if, or when, it will emerge from the Chapter 11 proceedings. The financial statements herein have been prepared assuming the Company will continue as a going concern. The uncertainty regarding the outcome of the Company’s Chapter 11 Case raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Please see Note 16. “Subsequent Events” for additional information regarding the Chapter 11 Case.

Note 2. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Caraustar Industries, Inc. and its consolidated subsidiaries (“Company,” “us,” or “we”) as of June 30, 2009, and the results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008, respectively. The results of operations for the three and six months ended June 30, 2009 and the cash flows for the six months ended June 30, 2009 are not, and should not be, construed as necessarily indicative of the results of the operations or cash flows which may be reported for the remainder of 2009.

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

Note 3. New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have any impact on the Company’s financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes accounting and disclosure requirements for subsequent events. SFAS No. 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement prospectively for the period ended June 30, 2009 and has evaluated subsequent events through August 14, 2009, the filing date of this report.

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

There were no options granted during the six months ended June 30, 2009 and 2008. The Company recorded compensation expense of approximately $208 thousand and $258 thousand for the six months ended June 30, 2009 and 2008, respectively, related to all options. No options were exercised during the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was approximately $437 thousand of total unrecognized compensation cost related to non-vested stock options.

During the six months ended June 30, 2009, the Company did not grant any PARS, granted 100 thousand Restricted Service Awards at the weighted-average grant date fair value price of $0.21 and did not grant any Restricted Performance Awards. During the six months ended June 30, 2008, the Company did not grant any PARS, granted 4,500 Restricted Service Awards at the weighted-average grant date fair value price of $2.78 per share, and did not grant any Restricted Performance Awards.

No non-vested stock vested during the six months ended June 30, 2009 and 2008. The Company recorded approximately $430 thousand and $559 thousand of compensation expense during the six months ended June 30, 2009 and 2008, respectively, related to all non-vested stock. As of June 30, 2009, there was approximately $2.3 million of total unrecognized compensation cost related to all non-vested stock.

Upon the Company’s emergence from Chapter 11, its existing common stock (including all outstanding options and equity grants) will be cancelled and the then current shareholders will receive approximately $0.10 per share.

Total compensation expense for all non-vested stock and stock options for the six months ended June 30, 2009 and 2008 included in the Company’s results of operations was $638 thousand and $817 thousand, respectively. The Company recognized no windfall tax benefit for the six months ended June 30, 2009 and 2008.

The following table summarizes the stock option activity during the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,641,481	$12.07
Granted	—	—
Forfeited	(276,458)	22.74
Exercised	—	—

Outstanding at June 30, 2009	1,365,023	$9.91	4.7	$—

Vested and expected to vest as of June 30, 2009	1,322,943	$10.03	4.6	$—

Options exercisable as of June 30, 2009	921,724	$12.57	3.1	$—

A summary of the status of Caraustar’s non-vested stock as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	1,206,366	$6.16
Granted	100,000	0.21
Vested	—	—
Forfeited	(32,000)	9.16

Non-vested at June 30, 2009	1,274,366	$5.62

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

Inventories at June 30, 2009 and December 31, 2008, were as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials and supplies	$21,509	$21,394
Finished goods and work in process	27,069	32,334

Total inventory	$48,578	$53,728

Note 6. Debt

At June 30, 2009 and December 31, 2008, total debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
7 3/8% senior notes	$189,750	$189,750
7 1/4% senior notes	29,000	29,000
Other notes payable(1)	8,200	8,200
Realized interest rate swap agreements (2)	—	78

Total debt	226,950	227,028

Less:
Liabilities subject to compromise:
7 3/8% senior notes	(189,750)	—
7 1/4% senior notes	(29,000)	—
Current maturities	—	(190,597)

Total long-term debt	$8,200	$36,431

(1)	Subsequent to the sale of the Sprague operational assets, the Company retained the industrial revenue bonds (the Sprague bonds) which accordingly, have been included in the schedule above as of June 30, 2009 and December 31, 2008.

DIP Facility

As discussed in Note 1 above, in connection with the Company’s Chapter 11 proceedings, the Company entered into the DIP Facility on June 4, 2009, for debtors-in-possession financing. The DIP Facility provides up to $75 million in revolving credit, including a sublimit of $20 million for letters of credit. Proceeds from the borrowings under the DIP Facility may be used for (i) repaying certain outstanding obligations under the Borrowers’ pre-petition credit facility, (ii) cash collateralizing outstanding letters of credit and certain lease obligations, (iii) paying for goods and services in the ordinary course of business, (iv) paying employees’ wages and benefits, (v) paying certain fees and expenses of chapter 11 professionals and other administrative expenses of the chapter 11 proceedings, and (vi) working capital and general corporate purposes of the Borrowers and their subsidiaries.

The DIP Facility is subject to a borrowing base limit calculated as the sum of the following: (a) up to 85% of eligible accounts receivable and (b) the lesser of (x) 85% of the net orderly liquidation value of eligible inventory or (y) up to 45% of the book value of eligible inventory, in all cases less all reserves established by the DIP Agent, including a $10 million availability reserve at all times.

Pursuant to Section 364(d) of the Bankruptcy Code, all obligations under the DIP Facility shall constitute super-priority claims (subject to certain claims for professional fees and expenses and other administrative costs in respect of the chapter 11 proceedings, and certain cash collateralization and offset rights), and shall be secured by duly perfected senior liens on all unencumbered property of the Borrowers’ estates (with certain exceptions) and all property that constituted collateral under the pre-petition credit facility (including pledges of all issued and outstanding capital stock of their respective subsidiaries, limited in the case of non-U.S. subsidiaries to 65% of the voting shares of such capital stock) and junior liens on encumbered property pursuant to Section 364(c), in each case subject to certain permitted prior liens, cash collateralization rights, and offset rights.

Borrowings under the DIP Facility will bear interest at (i) LIBOR plus a margin of 4.5%, with a LIBOR floor of 2.0%, or (ii) alternatively at the Index Rate (defined as the highest of (x) the prime rate, (y) the Federal Funds rate plus 0.50%, or (z) the one-month LIBOR rate) plus a margin of 3.5%.

The DIP Facility will mature on the date that is the earlier of (i) March 4, 2010, (ii) sale of all or substantially all of the collateral securing the DIP Facility or (iii) the confirmation of one or more chapter 11 plans for the Borrowers. The Plan provides that, upon the Company’s emergence from the Chapter 11 Case the DIP Facility will be replaced by a $75 million Senior Secured Plan-of-Reorganization revolving credit facility (the “POR Facility”). The POR Facility will mature on June 4, 2012.

The DIP Facility contains representations and warranties, financial and collateral reporting requirements, mandatory prepayment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict, among other things, the ability of the Company and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business.

At June 30, 2009, the Company had no amounts outstanding under the DIP Facility.

Pre-petition Facility

Prior to the Petition Date the Company’s Senior Credit Facility with Bank of America N.A., as Administrative Agent (the “Pre-petition Facility”) provided the Company with an $70.0 million revolver. Borrowing availability under the revolver was determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. The Chapter 11 filing on May 31, 2009 constituted an event of default under the Pre-petition Facility. At May 31, 2009 the Company had no amounts outstanding under the revolver. As of the Petition Date the Company did have outstanding letters of credit, of approximately $15.5 million under the Pre-petition Facility. Upon entering into the DIP Facility, the Administrative Agent required the Company to cash collateralize the letters of credit at 105%, or approximately $16.2 million.

Existing Senior Notes and New Senior Subordinated Notes

On June 1, 1999, the Company issued $200.0 million in aggregate principal amount of 7 3/8% senior notes due June 1, 2009. The 7 3/8% senior notes were issued at a discount to yield an effective annualized interest rate of 7.47% and pay interest semiannually. After taking into account realized gains from unwinding various interest rate swap agreements, the current effective annualized interest rate of the 7 3/8% senior notes is 6.3%. The 7 3/8% senior notes are unsecured obligations of the Company. As of June 30, 2009, the Company has purchased an aggregate of $10.3 million of these notes in the open market.

On March 29, 2001, the Company issued $29.0 million of 7 1/4% senior notes due May 1, 2010. These senior notes were issued at a discount to yield an effective interest rate of 9.4%. The 7 1/4% senior notes are unsecured but guaranteed, on a joint and several basis, by all but one of the Company’s wholly-owned domestic subsidiaries.

As discussed in Note 1 above, the Company reached agreement with holders of approximately 83% of its 7 3/8% senior notes maturing June 1, 2009 and 91% of its 7 1/4% senior notes maturing May 1, 2010 on the terms of a cooperative financial restructuring that would reduce the Company’s debt obligations by approximately $135 million. The Plan contemplates the exchange of the Company’s existing 7 3/8% and 7 1/4% senior notes for an aggregate of $85 million in new senior secured notes and 100% of the common stock of the reorganized Company. The reorganized Company is expected to emerge from bankruptcy as a private entity. The 7 3/8% and 7 1/4% senior notes have been classified as liabilities subject to compromise.

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

The following table presents certain business segment information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales (external customers):
Paperboard	$38,874	$53,466	$80,078	$108,415
Recovered fiber	10,667	29,721	20,922	61,711
Tube and core	55,160	74,664	108,790	147,193
Folding carton	53,618	59,175	107,868	116,209

Total	$158,319	$217,026	$317,658	$433,528

Sales (intersegment):
Paperboard	$26,679	$34,624	$57,856	$67,782
Recovered fiber	9,011	27,247	17,209	49,695
Tube and core	907	1,328	1,645	2,555
Folding carton	59	(81)	74	112

Total	$36,656	$63,118	$76,784	$120,144

Income (loss) from operations:
Paperboard (A)	$12,268	$(3,897)	$17,453	$682
Recovered fiber (B)	(332)	992	(1,117)	4,040
Tube and core (C)	700	2,796	(93)	4,485
Folding carton (D)	1,254	2,890	2,271	4,814

Total	13,890	2,781	18,514	14,021
Corporate expense (E)	(9,796)	(6,710)	(19,144)	(14,981)

Income (loss) from operations	4,094	(3,929)	(630)	(960)
Interest expense	(2,794)	(4,214)	(6,717)	(8,542)
Interest income	27	13	102	37
Equity in income of unconsolidated affiliates	—	1,139	—	3,054
Other, net	(44)	62	28	82

Income (loss) before reorganization items	$1,283	$(6,929)	$(7,217)	$(6,329)
Reorganization items	2,262	—	2,262	—

Loss before income taxes	$(979)	$(6,929)	$(9,479)	$(6,329)

(A)	Results for the three months ended June 30, 2009 and 2008 include charges to operations of $1.3 million and $5.4 million, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2009 and 2008 include charges to operations of $9.7 million and $5.3 million, respectively, for restructuring and impairment costs. These costs relate primarily to the closing and consolidating of operations and the disposition of machinery and equipment.
(B)	Results for the three months ended June 30, 2009 and 2008 include charges to operations and gains recorded to operations of $124 thousand and $5 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2009 and 2008 include charges to operations and gains recorded to operations of $210 thousand and $44 thousand, respectively, for restructuring and impairment costs. These gains relate primarily to the disposition of machinery and equipment and equipment.
(C)	Results for the three months ended June 30, 2009 and 2008 include charges to operations of $10 thousand and $61 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2009 and 2008 include charges to operations of $289 thousand and $86 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and settlement of leases.
(D)	Results for the three months ended June 30, 2009 and 2008 include charges to operations of $56 thousand and $157 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2009 and 2008 include charges to operations of $557 thousand and $450 thousand, respectively, for restructuring and impairment costs. These costs relate primarily to closing and consolidating operations and the disposition of machinery and equipment.
(E)	Results for the three months ended June 30, 2009 and 2008 include a gain recorded to operations and charges to operations of $267 thousand and $186 thousand, respectively, for restructuring and impairment costs. Results for the six months ended June 30, 2009 and 2008 include a gain recorded to operations and charges to operations of $10 thousand and $806 thousand, respectively, for restructuring and impairment costs. These gains relate primarily to the disposition of property and the charges relate primarily to the impairment of fixed assets.

Note 8. Other Intangible Assets

Intangible Assets

As of June 30, 2009 and December 31, 2008, the Company had an intangible asset of $4.2 million (net of $3.8 million of accumulated amortization) and $4.5 million (net of $3.5 million of accumulated amortization), respectively, which was classified with other assets. Amortization expense for each of the six month periods ended June 30, 2009 and 2008 was $257 thousand. The intangible asset is associated with the acquisition of certain assets of the Smurfit Industrial Packaging Group, which acquisition was completed in 2002, and is attributable to the acquired customer relationships. This intangible asset is being amortized over 15 years. Scheduled amortization of the intangible asset for the next five years is as follows (in thousands):

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

In December 2008, the Company announced the permanent closure of its Richmond, Virginia paperboard mill. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in December 2008. As of December 31, 2008, the Company had recorded an accrual balance of $136 thousand for severance and other termination benefits. For the six months ended June 30, 2009, the Company recorded charges of $140 thousand for severance and other termination benefits and $596 thousand for other exit costs. The Company paid $155 thousand of severance and other termination benefits and $596 thousand for other exit costs, leaving an accrual balance of $121 thousand for severance and other termination benefits. The Company expects to incur additional charges of $446 thousand for other exit costs. This plan will be complete upon the sale of the location’s real estate which the Company is currently marketing.

In December 2008, the Company made the decision to permanently close its Linden, Alabama tube and core facility. The Company has concluded the process of transitioning this facility’s customers to other facilities and ceased production in March 2009. As of December 31, 2008, the Company had recorded an accrual balance of $5 thousand for severance and other termination benefits. For the six months ended June 30, 2009, the Company recorded charges of $137 thousand for severance and other termination benefits and $6 thousand for other exit costs. The Company paid $138 thousand of severance and other termination benefits and $6 thousand for other exit costs, leaving an accrual balance of $4 thousand for severance and other termination benefits. The Company expects to incur additional charges of $21 thousand for other exit costs. This plan will be complete upon the sale of the location’s real estate which the Company is currently marketing.

In March 2009, the Company announced the permanent closure of its Carolina paperboard mill located in Charlotte, North Carolina. The Company transferred Carolina Paperboard’s customers to other mill locations and ceased all production activities at the Carolina paperboard mill in December 2008 when the mill was idled. For the six months ended June 30, 2009, the Company recorded charges of $1.2 million for severance and other termination benefits and $710 thousand for other exit costs. The Company paid $757 thousand of severance and other termination benefits and $697 thousand for other exit costs, leaving an accrual balance of $406 thousand for severance and other termination benefits and $13 thousand for other exit costs. The Company also recorded $6.5 million of additional impairment related to fixed assets. The Company expects to incur additional charges of $50 thousand for severance and other termination benefits and $810 thousand for other exit costs. This plan will be complete upon the sale of the location’s real estate which the Company is currently marketing.

The following is a summary of restructuring and impairment costs and the restructuring liability from December 31, 2008 to June 30, 2009 (in thousands):

	Asset Impairment Charges and (Gain) Loss on Disposals	Severance and Other Termination Benefits Costs	Other Exit Costs	Restructuring Liability Total	Total (1)
Liability balance, December 31, 2008		$4,775	$1,012	$5,787

First quarter 2009 costs	$6,834	1,764	916	2,680	$9,514

Expenditures		(1,912)	(1,164)	(3,076)

Liability balance, March 31, 2009		$4,627	$764	$5,391

Second quarter 2009 costs	$(196)	347	1,029	1,376	$1,180

Expenditures		(1,128)	(1,296)	(2,424)

Liability balance, June 30, 2009		$3,846	$497	$4,343

(1)	Asset impairment charges and (gain) loss on disposals, severance and other termination benefit costs, and other exit costs are aggregated and reported as restructuring and impairment costs on the statement of operations.

The following table summarizes restructuring and impairment costs by segment for those plans initiated, but not completed as of June 30, 2009, and accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (in thousands):

Segment	Cumulative Costs as of June 30, 2009	Estimated Costs to Complete Initiatives as of June 30, 2009	Total Estimated Costs of Initiatives as of June 30, 2009
Paperboard	$31,237	$1,904	$33,141
Folding carton and custom packaging	13,049	390	13,439
Tube, core and composite container	544	41	585

Total	$44,830	$2,335	$47,165

Note 10. Pension Plan and Other Postretirement Benefits

Pension Plan and Supplemental Executive Retirement Plan

Substantially all of the Company’s employees hired prior to December 31, 2004 participate in a noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan requires benefits to be paid to all eligible employees at retirement, based primarily on years of service with the Company and compensation rates in effect near retirement. The Pension Plan’s assets consist of shares held in collective investment funds and group annuity contracts. The Company’s policy is to fund benefits attributed to employees’ service to date, as well as service expected to be earned in the future. Based on current estimates, contributions of approximately $5.3 million are expected to be made during 2009. During the six months ended June 30, 2009, the Company made contributions of $2.6 million to the Pension Plan.

Certain executives participate in a supplemental executive restoration plan (“SERP”), which provides enhanced retirement benefits to participants based on average compensation. The SERP was unfunded at June 30, 2009.

Pension expense for the Pension Plan and the SERP includes the following components for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Pension Plan Three Months Ended June 30,		SERP Three Months Ended June 30,
	2009	2008	2009	2008
Service cost of benefits earned	$618	$512	$59	$82
Interest cost on projected benefit obligation	2,076	1,913	142	141
Estimated return on plan assets	(1,419)	(2,145)	—	—
Net amortization and deferral	2,120	599	44	60

Net pension expense	$3,395	$879	$245	$283

	Pension Plan Six Months Ended June 30,		SERP Six Months Ended June 30,
	2009	2008	2009	2008
Service cost of benefits earned	$1,236	$1,155	$118	$164
Interest cost on projected benefit obligation	4,152	3,835	284	286
Estimated return on plan assets	(2,838)	(4,336)	—	—
Net amortization and deferral	4,239	1,198	88	124

Net pension expense	$6,789	$1,852	$490	$574

Other Postretirement Benefits

The Company provides postretirement medical benefits to retired employees of certain of its subsidiaries. The Company accounts for these postretirement medical benefits in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.”

Net periodic postretirement benefit cost for the three and six months ended June 30, 2009 and 2008 includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost of benefits earned	$5	$6	$10	$11
Interest cost on accumulated postretirement benefit obligation	81	73	162	147
Amortization	21	12	42	24

Net postretirement benefit cost	$107	$91	$214	$182

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

As of June 30, 2009 and December 31, 2008, the Company had $14.1 million and $14.8 million of unrecognized tax benefits, of which $3.0 million and $3.5 million, respectively, would affect the annual effective tax rate if recognized. The difference between the gross amount of unrecognized tax benefits and the portion that would affect the effective tax rate is attributable to items that would be offset by existing valuation allowance and the federal tax benefit related to state tax items.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of June 30, 2009 and December 31, 2008, accrued interest and penalties related to unrecognized tax benefits were $1.3 million and $1.3 million, respectively.

The effective rate of income tax for the six months ended June 30, 2009 was a 42.6% benefit, compared with a 45.7% benefit for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, the inability of the Company to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states and foreign jurisdictions. For federal purposes, the years that remain subject to examination by the IRS include tax years 2003 through 2008. For state purposes, the years that remain subject to examination by state authorities include tax years 1995 through 2008. The Company is currently under audit by the State of Illinois for tax years 2003 through 2005, the State of New York for tax years 2001 through 2007 and the State of North Carolina for tax years 2005 through 2007. No material adjustments are expected to result from those audits.

Note 12. Net (Loss) Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for net loss (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(1,044)	$(3,602)	$(5,441)	$(3,439)

Weighted average number of common shares outstanding – basic	28,750	28,691	28,750	28,671
Common share equivalents	—	—	—	—

Weighted average number of common shares outstanding – diluted	28,750	28,691	28,750	28,671

Basic loss per share	$(0.04)	$(0.13)	$(0.19)	$(0.12)

Diluted loss per share	$(0.04)	$(0.13)	$(0.19)	$(0.12)

The impact of the dilutive effect of common share equivalents has been included in periods with net income. The number of anti-dilutive common share equivalents not included in the computation of diluted weighted average shares for the six months ended June 30, 2009 and 2008 was 1,365,023 and 1,933,872, respectively.

Note 13. Equity Interests in Unconsolidated Affiliate

From 1999 to July 24, 2008, the Company owned a 50% membership interest in Premier Boxboard Limited LLC (“PBL”). PBL was a joint venture with Temple-Inland, which owned the remaining 50% interest, and was accounted for under the equity method. PBL produced lightweight gypsum facing paper along with containerboard grades and was managed by the Company. On July 24, 2008, the Company sold its 50% membership interest in PBL to Temple-Inland.

The Company received $4.0 million in cash distributions from PBL during the six months ended June 30, 2008. The Company’s equity interest in earnings from PBL for the three and six month periods ended June 30, 2008 was approximately $1.1 million and $3.1 million, respectively.

See discussion of the sale of the Company’s membership interest in PBL in the notes to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 14. Fair Value Measurements

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

Assets and liabilities measured on a recurring basis at June 30, 2009 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted cash	$23,752	$23,752	$—	$—

Assets and liabilities measured on a nonrecurring basis at June 30, 2009 (in thousands):

	Carrying Amount	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$2,506	$—	$2,506	$—

The following table sets forth the fair values and carrying amounts of the Company’s significant financial instruments as of June 30, 2009 where the carrying amount differs from the fair value. The carrying amount of cash and cash equivalents, short-term debt and long-term variable-rate debt approximates fair value. The fair value of long-term debt is based on quoted market prices (in thousands).

	Fair Value	Carrying Amount
7 1/4% Senior Notes	$16,494	$29,000

7 3/8% Senior Notes	104,837	189,750

	$121,331	$218,750

Note 15. Guarantor Condensed Consolidating Financial Statements

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

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of June 30, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,429	$90	$1,274	$—	$4,793
Restricted cash	17,068	—	—	—	17,068
Intercompany funding	(268,239)	273,711	(5,472)	—	—
Receivables, net of allowances	—	60,535	3,138	—	63,673
Inventories	—	47,146	1,432	—	48,578
Refundable income taxes	399	—	19	—	418
Other current assets	4,316	5,337	91	—	9,744
Assets of discontinued operations held for sale	96	—	—	—	96

Total current assets	(242,931)	386,819	482	—	144,370

Property, plant and equipment	30,034	441,112	5,567	—	476,713
Less accumulated depreciation	(16,489)	(253,422)	(1,691)	—	(271,602)

Property, plant and equipment, net	13,545	187,690	3,876	—	205,111

Investment in consolidated subsidiaries	518,549	—	—	(518,549)	—

Other assets	9,865	4,859	—	—	14,724

	$299,028	$579,368	$4,358	$(518,549)	$364,205

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of debt	$—	$—	$—	$—	$—
Accounts payable	287	28,760	1,282	—	30,329
Accrued interest	281	67	—	—	348
Accrued compensation	1,377	7,023	210	—	8,610
Accrued pension	449	—	—	—	449
Capital lease obligations	—	3	—	—	3
Other accrued liabilities	3,918	12,375	155	—	16,448

Total current liabilities	6,312	48,228	1,647	—	56,187

Liabilities subject to compromise	218,750	—	—	—	218,750

Long-term debt, less current maturities	—	8,200	—	—	8,200

Pension liability	73,954	—	—	—	73,954

Other liabilities	7,930	7,102	—	—	15,032

Shareholders’ (deficit) equity:
Common stock	3,002	772	497	(1,269)	3,002
Additional paid-in capital	194,476	550,830	13,632	(564,462)	194,476
Retained (deficit) earnings	(139,280)	(35,764)	(11,832)	47,596	(139,280)
Accumulated other comprehensive (loss) income	(66,116)	—	414	(414)	(66,116)

Total shareholders’ (deficit) equity	(7,918)	515,838	2,711	(518,549)	(7,918)

	$299,028	$579,368	$4,358	$(518,549)	$364,205

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-In-Possession Since May 31, 2009)

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

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$187,528	$6,479	$(35,688)	$158,319
Cost of sales	—	158,780	5,431	(35,688)	128,523
Selling, general and administrative expenses	3,123	20,899	500	—	24,522
Restructuring and impairment costs	(267)	1,447	—	—	1,180

Loss from operations	(2,856)	6,402	548	—	4,094
Other (expense) income:
Interest expense	(2,722)	(72)	—	—	(2,794)
Interest income	27	—	—	—	27
Equity in income of consolidated affiliate	6,987	—	—	(6,987)	—
Other, net	(153)	136	(27)	—	(44)

Other (expense) income	4,139	64	(27)	(6,987)	(2,811)

Income before reorganization items	1,283	6,466	521	(6,987)	1,283
Reorganization items	2,262	—	—	—	2,262

(Loss) income before income taxes	(979)	6,466	521	(6,987)	(979)
Benefit for income taxes	(65)	—	—	—	(65)

Net (loss) income	$(1,044)	$6,466	$521	$(6,987)	$(1,044)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$276,775	$8,502	$(68,251)	$217,026
Cost of sales	—	251,314	7,747	(68,251)	190,810
Selling, general and administrative expenses	7,197	16,225	879	—	24,301
Restructuring and impairment costs	353	5,491	—	—	5,844

(Loss) income from operations	(7,550)	3,745	(124)	—	(3,929)
Other (expense) income:
Interest expense	(4,126)	(88)	—	—	(4,214)
Interest income	13	—	—	—	13
Equity in income of consolidated affiliate	3,595	—	—	(3,595)	—
Equity in income of unconsolidated affiliate	1,139	—	—	—	1,139
Other, net	—	69	(7)	—	62

Other (expense) income	621	(19)	(7)	(3,595)	(3,000)

(Loss) income before income taxes	(6,929)	3,726	(131)	(3,595)	(6,929)
Benefit for income taxes	3,327	—	—	—	3,327

Net (loss) income	$(3,602)	$3,726	$(131)	$(3,595)	$(3,602)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$391,469	$11,101	$(84,912)	$317,658
Cost of sales	—	332,057	9,707	(84,912)	256,852
Selling, general and administrative expenses	5,390	44,307	1,045	—	50,742
Restructuring and impairment costs	(10)	10,704	—	—	10,694

Loss from operations	(5,380)	4,401	349	—	(630)
Other (expense) income:
Interest expense	(6,572)	(145)	—	—	(6,717)
Interest income	102	—	—	—	102
Equity in income of consolidated affiliate	4,786	—	—	(4,786)	—
Other, net	(153)	184	(3)	—	28

Other (expense) income	(1,837)	39	(3)	(4,786)	(6,587)

Income before reorganization items	(7,217)	4,440	346	(4,786)	(7,217)
Reorganization items	2,262	—	—	—	2,262

(Loss) income before income taxes	(9,479)	4,440	346	(4,786)	(9,479)
Benefit for income taxes	4,038	—	—	—	4,038

Net (loss) income	$(5,441)	$4,440	$346	$(4,786)	$(5,441)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$553,456	$16,088	$(136,016)	$433,528
Cost of sales	—	500,406	14,795	(136,016)	379,185
Selling, general and administrative expenses	15,761	31,633	1,343	—	48,737
Restructuring and impairment costs	806	5,760	—	—	6,566

(Loss) income from operations	(16,567)	15,657	(50)	—	(960)
Other (expense) income:
Interest expense	(8,362)	(180)	—	—	(8,542)
Interest income	37	—	—	—	37
Equity in income of consolidated affiliate	15,509	—	—	(15,509)	—
Equity in income of unconsolidated affiliate	3,054	—	—	—	3,054
Other, net	—	36	46	—	82

Other (expense) income	10,238	(144)	46	(15,509)	(5,369)

(Loss) income before income taxes	(6,329)	15,513	(4)	(15,509)	(6,329)
Benefit for income taxes	2,890	—	—	—	2,890

Net (loss) income	$(3,439)	$15,513	$(4)	$(15,509)	$(3,439)

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9,507)	$2,465	$52	$—	$(6,990)

Investing activities:
Purchases of property, plant and equipment	—	(2,717)	(3)	—	(2,720)
Proceeds from disposal of property, plant and equipment	766	236	—	—	1,002
Changes in restricted cash	(19,748)	—	—	—	(19,748)

Net cash used in investing activities	(18,982)	(2,481)	(3)	—	(21,466)

Financing activities:
Proceeds from debtors-in-possession facility	8,557	—	—	—	8,557
Repayments of debtors-in-possession facility	(8,557)	—	—	—	(8,557)
Deferred debt costs	(2,257)	—	—	—	(2,257)
Payments for capital lease obligations	(8)	—	—	—	(8)

Net cash used in financing activities	(2,265)	—	—	—	(2,265)

Net decrease in cash and cash equivalents	(30,754)	(16)	49	—	(30,721)
Cash and cash equivalents at beginning of period	34,183	106	1,225	—	35,514

Cash and cash equivalents at end of period	$3,429	$90	$1,274	$—	$4,793

CARAUSTAR INDUSTRIES, INC. AND SUBSIDIARIES

(Debtors-In-Possession Since May 31, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(5,228)	$(1,308)	$4,861	$—	$(1,675)

Investing activities:
Purchases of property, plant and equipment	(543)	(5,227)	—	—	(5,770)
Proceeds from disposal of property, plant and equipment	—	881	—	—	881
Changes in restricted cash	(31)	—	—	—	(31)
Return of investment in unconsolidated affiliate	1,798	—	—	—	1,798
Acquisition of businesses, net of cash acquired	—	—	(5,359)	—	(5,359)

Net cash provided by (used in) investing activities	1,224	(4,346)	(5,359)	—	(8,481)

Financing activities:
Proceeds from senior credit facility—revolver	73,566	—	—	—	73,566
Repayments of senior credit facility—revolver	(66,905)	—	—	—	(66,905)
Repayments of senior credit facility—term loan	(2,917)	—	—	—	(2,917)
Payments for capital lease obligations	(56)	—	—	—	(56)

Net cash provided by financing activities	3,688	—	—	—	3,688

Net decrease in cash and cash equivalents	(316)	(5,654)	(498)	—	(6,468)
Cash and cash equivalents at beginning of period	316	5,734	498	—	6,548

Cash and cash equivalents at end of period	$—	$80	$—	$—	$80

Note 16. Subsequent Events

On August 4, 2009, the United States Bankruptcy Court for the Northern District of Georgia (the “Court’) confirmed the Debtors’ First Amended Joint Plan of Reorganization dated June 30, 2009, as supplemented by the Plan Supplement dated and filed July 17, 2009, and the Annex to the Plan Supplement dated and filed July 29, 2009 (the “Plan”). The Debtors filed for bankruptcy on May 31, 2009.

The Plan was approved by all impaired classes, including 94.9% of the holders of the Senior Notes who voted on the Plan and 90.1% of equity holders who voted on the Plan.

The Plan will become effective and Caraustar will emerge as a private company once all conditions to the Plan are satisfied.

The Company has evaluated subsequent events through August 14, 2009.

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

Our business is vertically integrated to a large extent. This means that our converting operations consume a large portion of our own paperboard production, approximately 53% in the first six months of 2009. The remaining 47% of our paperboard production is sold to external customers in any of the four recycled paperboard end-use markets: tube and core; folding cartons; gypsum wallboard facing paper; and specialty paperboard products. As part of our strategy to optimize our operating efficiency, each of our mills can produce recycled paperboard for more than one end-use market. This allows us to shift production among mills in response to customer or market demands.

Chapter 11 Reorganization

On May 31, 2009 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: Caraustar Industries, Inc., et al., Chapter 11 Case Nos.: 09-73830, 09-73835 through 09-73837, 09-73839 through 09-73841, 09-73843 through 09-73851, 09-73853 through 09-73855 (the “Chapter 11 Case”). For further information regarding these petitions, see Note 1 of the Notes To Condensed Consolidated Financial Statements.

Under Chapter 11 we are currently operating our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval.

We reached agreement with holders of approximately 83% of our 7 3/8% senior notes maturing June 1, 2009 and 91% of our 7 1/4% senior notes maturing May 1, 2010 on the terms of a cooperative financial restructuring that would reduce our debt obligations by approximately $135 million. We and the consenting noteholders have entered into an agreement pursuant to which the noteholders have agreed to complete the restructuring through a pre-negotiated plan of reorganization. Subsequent to the May 31, 2009 filing date, Debtors filed Debtors’ First Amended Joint Plan of Reorganization dated June 30, 2009, as supplemented by the Plan Supplement dated and filed July 17, 2009, and the Annex to the Plan Supplement dated and filed July 29, 2009 (collectively, the “Plan”). The Plan was submitted to the Bankruptcy Court in the voluntary Chapter 11 Case and has been supplemented.

On August 4, 2009, the United States Bankruptcy Court for the Northern District of Georgia (the “Court”) confirmed the Debtors’ First Amended Joint Plan of Reorganization dated June 30, 2009, as supplemented by the Plan Supplement dated and filed July 17, 2009, and the Annex to the Plan Supplement dated and filed July 29, 2009 (the “Plan”). The Debtors filed for bankruptcy on May 31, 2009.

The Plan was approved by all impaired classes, including 94.9% of the holders of the Senior Notes who voted on the Plan and 90.1% of equity holders who voted on the Plan.

The Debtors anticipate that all remaining conditions to consummation of the Plan will be able to be satisfied and that the Debtors will emerge from chapter 11. However, there are a number of risks related to the consummation of the Plan that could impact our ability to continue as a going concern. See “Item 1A. Risk Factors,” below.

The proposed Plan provides that holders of outstanding shares of our common stock (including all outstanding equity grants, options and restricted stock) will be cancelled upon emergence from chapter 11 and the holders of outstanding shares will receive their pro rata share of $2.9 million, or approximately $0.10 per share. In addition, the Plan contemplates the exchange of our existing 7 3/8% and 7 1/4% senior notes for an aggregate of $85 million in new senior secured notes and 100% of our common stock. We expect to emerge from bankruptcy as a private entity.

In connection with the Chapter 11 Case, the Bankruptcy Court granted relief pursuant to several “first day” motions that generally enable us to operate in the ordinary course of business. The Bankruptcy Court approved our first day motions to, among other things, pay pre-petition general unsecured claims in the ordinary course of business, in connection with our voluntary restructuring under Chapter 11. The Bankruptcy Court also granted permission for us to pay pre-petition employee wages and salaries, to make contributions to the 401(k), fund other employee benefit plans as well as reimburse employees for their pre-petition business expenses.

As a result of the Chapter 11 Case, the Nasdaq Stock Market suspended trading of the company’s common stock at the opening of business on June 11, 2009. Nasdaq subsequently filed a Form 25-NSE with the Securities and Exchange Commission, removing our common stock from listing. Following suspension of trading on the Nasdaq Stock Market, our common stock began trading on the Pink OTC Markets (Pink Sheets) under the symbol “CSARQ”. The Pink OTC Markets, Inc. is an inter-dealer electronic quotation and trading system in the over-the-counter (OTC) securities market.

Also, in connection with the Chapter 11 filing, effective June 4, 2009, we, as borrowers (the “Borrowers”), General Electric Capital Corporation, as a lender, GE Capital Financial Inc., as letter of credit issuer, and General Electric Capital Corporation, as administrative agent (in such capacity, the “DIP Agent”) for itself and each other party that may become a lender thereunder (the “DIP Lenders”) entered into a $75 million credit facility pursuant to a Senior Secured Super-Priority Debtors-in-Possession Credit Agreement (the “DIP Facility”). The DIP Facility is more fully discussed below under “Liquidity and Capital Resources” and in Note 6 of the unaudited condensed consolidated financial statements.

Subsequent to the Petition Date, the Company’s financial statements are prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 does not change the application of generally accepted accounting principles (“GAAP”) in the preparation of the Company’s financial statements. However, for periods including and subsequent to the filing of a Chapter 11 petition, SOP 90-7 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. In accordance with SOP 90-7 the Company has:

•	Separated liabilities that are subject to compromise from liabilities that are not subject to compromise

•	Distinguished transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business; and

•	Ceased accruing interest on the 7 3/8% senior notes maturing June 1, 2009 and the 7 1/ 4% senior notes maturing May 1, 2010.

At this time, it is not possible to accurately predict the effect of the Chapter 11 Case on our operations and if or when we will emerge from the Chapter 11 proceedings. The uncertainty regarding the outcome of the Company’s Chapter 11 Case raises substantial doubt about its ability to continue as a going concern.

We are a holding company that operates our business through 22 subsidiaries as of June 30, 2009. See “—Liquidity and Capital Resources—Off - Balance Sheet Arrangements—Joint Venture Financings” below.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our former unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Three Months Ended June 30,		Change	% Change
	2009	2008
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	45.8	61.8	(16.0)	-25.9%
Mill volume shipped to external customers	8.7	13.1	(4.4)	-33.6%

Total	54.5	74.9	(20.4)	-27.2%

Folding carton market
Volume shipped to internal converters	33.6	36.5	(2.9)	-7.9%
Mill volume shipped to external customers	18.6	22.9	(4.3)	-18.8%

Total	52.2	59.4	(7.2)	-12.1%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	8.5	17.2	(8.7)	-50.6%

Specialty paperboard products market
Volume shipped to internal converters	17.2	25.1	(7.9)	-31.5%
Mill volume shipped to external customers	20.1	22.5	(2.4)	-10.7%

Total	37.3	47.6	(10.3)	-21.6%

Total paperboard volume	152.5	199.1	(46.6)	-23.4%

Paperboard volume by reporting segment (tons in thousands):

Paperboard segment	67.8	91.9	(24.1)	-26.2%
Tube and core segment	51.1	70.7	(19.6)	-27.7%
Folding carton segment	33.6	36.5	(2.9)	-7.9%

Total paperboard volume	152.5	199.1	(46.6)	-23.4%

Paperboard Volume. Total paperboard volume for the three months ended June 30, 2009, decreased 23.4% to 152.5 thousand tons from 199.1 thousand tons for the same period in 2008. Tons sold from paperboard mill production decreased 25.3% to 119.9 thousand tons for the three months ended June 30, 2009, compared to the same period in 2008. The total volume of paperboard converted decreased 21.7% for the three months ended June 30, 2009.

Total paperboard volume decreased in all end-use markets due primarily to overall lower industry demand.

Sales. Our consolidated sales for the three months ended June 30, 2009 decreased 27.1% to $158.3 million from $217.0 million for the same period in 2008. The following table presents sales by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2009	2008
Paperboard	$38,874	$53,466	$(14,592)	-27.3%
Recovered fiber	10,667	29,721	(19,054)	-64.1%
Tube and core	55,160	74,664	(19,504)	-26.1%
Folding carton	53,618	59,175	(5,557)	-9.4%

Total	$158,319	$217,026	$(58,707)	-27.1%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for approximately $14.2 million.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower selling prices which accounted for a decrease of approximately $17.7 million and lower volume which accounted for an estimated decrease of $1.3 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower tube and core volume which accounted for a decrease of $19.8 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $0.3 million in sales.

Folding Carton Segment

Sales for the folding carton segment decreased primarily due to lower selling prices.

Cost of Sales. Cost of sales for the three months ended June 30, 2009 decreased $62.3 million from $190.8 million in 2008 to $128.5 million in 2009. This decrease was primarily due to the following factors:

•

Lower direct material costs of approximately $16.6 million in the recovered fiber segment due to lower recovered fiber prices which accounted for approximately $13.3 million of the decrease and lower volume which accounted for approximately $3.3 million.

•	Lower direct material costs of approximately $9.3 million in the tube and core segment primarily due to lower volume.

•

Lower direct material costs of approximately $12.7 million in the paperboard segment due to lower prices which accounted for approximately $4.8 million of the decrease and lower volume which accounted for approximately $7.9 million.

•

Lower repairs and maintenance, depreciation, other manufacturing overhead, and employee expenses of approximately $4.8 million in the paperboard segment, of which approximately $4.3 million is related to the closure of facilities.

•	Lower labor costs, freight costs, and energy and fuel costs of approximately $7.6 million in the paperboard segment due to lower volume.

•	Lower freight costs, labor costs, and other related employee expenses of approximately $7.0 million in the tube and core segment.

•	Lower direct material costs of approximately $1.1 million in the folding carton segment.

•	Lower labor and other manufacturing overhead of approximately $1.8 million in the folding carton segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 increased $0.2 million from $24.3 million in 2008 to $24.5 million in 2009. The increase was primarily due to the following factors:

•

Higher professional and legal fees of approximately $2.7 million related to our efforts to refinance or restructure our 7 3/8% Senior Notes due on June 1, 2009, prior to the filing of the Chapter 11 Case.

•

Selling, general and administrative expenses in 2008 included credits of $0.9 million for management fees received from our PBL joint venture. We sold our interest in PBL on July 24, 2008, and, therefore did not receive those credits after the sale date.

•	Higher charitable contributions of approximately $0.6 million primarily associated with the disposition of vacant real estate.

These increases were partially offset by the reduction of approximately $3.6 million of selling, general and administrative salaries and related employee expenses.

Restructuring and Impairment Costs. During the three months ended June 30, 2009, we incurred net charges totaling $1.2 million for restructuring and impairment costs. The total consisted of approximately $1.0 million for other exit costs, $0.3 million for severance and other termination benefits and a gain of $0.2 million on the sale of property. We made payments of $1.1 million in severance and other termination benefits and $1.3 million for other exit costs during the three months ended June 30, 2009, leaving an estimated liability of $4.3 million at June 30, 2009.

See the notes to the condensed consolidated financial statements for additional information regarding our restructuring plans.

Income (loss) From Operations. Income from operations for the three months ended June 30, 2009 was $4.1 million, an improvement of $8.0 million compared to loss from operations of $3.9 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2009	2008
Paperboard	$12,268	$(3,897)	$16,165	N/A
Recovered fiber	(332)	992	(1,324)	-133.5%
Tube and core	700	2,796	(2,096)	-75.0%
Folding carton	1,254	2,890	(1,636)	-56.6%
Corporate expense	(9,796)	(6,710)	(3,086)	-46.0%

Total	$4,094	$(3,929)	$8,023	204.2%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	Lower recovered fiber costs of $10.0 million.

•	Higher selling prices improved income from operations by $0.2 million.

•	Lower restructuring and impairment costs of approximately $4.2 million.

•	Other fixed production costs of approximately $4.3 million that were eliminated due to mill closures.

•	Lower energy prices improved income from operations by $2.1 million.

•	Lower selling, general and administrative salaries and related employee expenses of approximately $1.4 million due to employee staff reductions.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by $5.4 million.

•	Higher pension expense of $0.9 million.

Recovered Fiber Segment

Income from operations decreased, primarily due to a $14.7 million decrease in income as a result of lower selling prices, partially offset by lower recovered fiber costs of $13.3 million.

Tube and Core Segment

Income from operations decreased primarily due to the following factors:

•	Lower volume decreased income from operations by $2.3 million.

•	Higher pension expense of $0.5 million.

These decreases were partially offset by lower selling, general and administrative salaries and related employee expenses of approximately $0.6 million due to employee staff reductions.

Folding Carton Segment

Income from operations decreased primarily due to the following factors:

•	Lower selling prices decreased income from operations by approximately $2.2 million.

•	Higher pension expense of $0.6 million.

These decreases were partially offset by lower selling, general and administrative salaries and related employee expenses of approximately $0.8 million due to employee staff reductions.

Corporate Expense

Income from operations decreased primarily due to the following factors:

•	Higher professional and legal fees of $2.7 million related to efforts to refinance or restructure our 7 3/8% Senior Notes prior to filing the Chapter 11 Case.

•	Higher charitable contributions of $0.6 million primarily associated with the disposition of vacant real estate.

•	Higher depreciation of $0.4 million.

These decreases were partially offset by lower selling, general and administrative salaries and other related employee expenses of approximately $1.0 million primarily due to employee staff reductions.

Other (Expense) Income. Interest expense for the three months ended June 30, 2009 and 2008 was approximately $2.8 million and $4.2 million, respectively. As previously stated, in accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and the related interest of approximately $1.2 million were stayed by the Bankruptcy Court as a result of the Chapter 11 proceedings and because upon the expected consummation of the Company’s Reorganization Plan, the Senior Notes will have been exchanged for new notes and 100% of the Company’s equity. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $1.1 million for the three months ended June 30, 2008. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and have not recognized equity in income from unconsolidated affiliates subsequent to the sale date.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Case. Reorganization items for the three months ended June 30, 2009 were approximately $2.3 million. These items consist of approximately $1.3 million for the write-off of deferred financing fees, and approximately $1.0 million for legal and professional fees.

Benefit (Expense) for Income Taxes. The effective rate of income tax for continuing operations for the three months ended June 30, 2009 was an expense of 6.6%, compared to a benefit of 48.0% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, our inability to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

Net Loss. Due to the factors discussed above, the net loss for the three months ended June 30, 2009 was $1.0 million, or $0.04 per common share, compared to net loss of $3.6 million, or $0.13 per common share, for the same period last year.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

The volume information shown below includes shipments of paperboard products made or purchased by us (excluding volume shipped by our former unconsolidated joint venture) combined and presented by end-use market lines as well as by reporting segments. It is important to note, however, that portions of our sales do not have related paperboard volume, such as sales of recovered fiber.

	Six Months Ended June 30,		Change	% Change
	2009	2008
Paperboard volume by end-use market (tons in thousands):

Tube and core market
Volume shipped to internal converters	94.7	120.5	(25.8)	-21.4%
Mill volume shipped to external customers	15.7	26.4	(10.7)	-40.5%

Total	110.4	146.9	(36.5)	-24.8%

Folding carton market
Volume shipped to internal converters	68.6	74.2	(5.6)	-7.5%
Mill volume shipped to external customers	38.8	47.7	(8.9)	-18.7%

Total	107.4	121.9	(14.5)	-11.9%

Gypsum wallboard facing paper market
Mill volume shipped to external customers	19.4	36.9	(17.5)	-47.4%

Specialty paperboard products market
Volume shipped to internal converters	32.3	47.9	(15.6)	-32.6%
Mill volume shipped to external customers	43.6	45.9	(2.3)	-5.0%

Total	75.9	93.8	(17.9)	-19.1%

Total paperboard volume	313.1	399.5	(86.4)	-21.6%

Paperboard volume by reporting segment (tons in thousands):

Paperboard segment	138.9	188.1	(49.2)	-26.2%
Tube and core segment	105.6	137.2	(31.6)	-23.0%
Folding carton segment	68.6	74.2	(5.6)	-7.5%

Total paperboard volume	313.1	399.5	(86.4)	-21.6%

Paperboard Volume. Total paperboard volume for the six months ended June 30, 2009, decreased 21.6% to 313.1 thousand tons from 399.5 thousand tons for the same period in 2008. Tons sold from paperboard mill production decreased 23.4% to 247.8 thousand tons for the six months ended June 30, 2009, compared to the same period in 2008. The total volume of paperboard converted decreased 19.3% for the six months ended June 30, 2009.

Total paperboard volume decreased in all end-use markets due primarily to overall lower industry demand.

Sales. Our consolidated sales for the six months ended June 30, 2009 decreased 26.7% to $317.7 million from $433.5 million for the same period in 2008. The following table presents sales by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Paperboard	$80,078	$108,415	$(28,337)	-26.1%
Recovered fiber	20,922	61,711	(40,789)	-66.1%
Tube and core	108,790	147,193	(38,403)	-26.1%
Folding carton	107,868	116,209	(8,341)	-7.2%

Total	$317,658	$433,528	$(115,870)	-26.7%

Paperboard Segment

Sales for the paperboard segment decreased primarily due to lower volume which accounted for approximately $27.6 million.

Recovered Fiber Segment

Sales for the recovered fiber segment decreased due to lower selling prices which accounted for a decrease of approximately $37.7 million and lower volume which accounted for an estimated decrease of $3.1 million.

Tube and Core Segment

Sales for the tube and core segment decreased primarily due to lower tube and core volume which accounted for a decrease of $39.8 million. This decrease was partially offset by higher selling prices which accounted for an estimated increase of $1.1 million in sales.

Folding Carton Segment

Sales for the folding carton segment decreased primarily due to lower selling prices.

Cost of Sales. Cost of sales for the six months ended June 30, 2009 decreased $122.3 million from $379.2 million in 2008 to $256.9 million in 2009. This decrease was primarily due to the following factors:

•

Lower direct material costs of approximately $34.3 million in the recovered fiber segment due to lower recovered fiber prices which accounted for approximately $27.2 million of the decrease and lower volume which accounted for approximately $7.1 million.

•	Lower direct material costs of approximately $20.1 million in the tube and core segment primarily due to lower volume.

•

Lower direct material costs of approximately $20.9 million in the paperboard segment due to lower prices which accounted for approximately $10.2 million of the decrease and lower volume which accounted for approximately $6.2 million.

•

Lower repairs and maintenance, depreciation, other manufacturing overhead, and employee expenses of approximately $12.7 million in the paperboard segment, of which approximately $8.6 million is related to the closure of facilities.

•	Lower labor costs, freight costs, and energy and fuel costs of approximately $14.7 million in the paperboard segment due to lower volume.

•	Lower freight costs, labor costs, and other related employee expenses of approximately $13.0 million in the tube and core segment.

•	Lower labor, freight and other manufacturing overhead expenses of approximately $4.4 million in the folding carton segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 increased $2.0 million from $48.7 million in 2008 to $50.7 million in 2009. The increase was primarily due to the following factors:

•

Higher professional and legal fees of approximately $4.6 million related to our efforts to refinance or restructure our 7 3/8% Senior Notes due on June 1, 2009, prior to the filing of the Chapter 11 Case.

•

Selling, general and administrative expenses in 2008 included credits of $1.6 million for management fees received from our PBL joint venture. We sold our interest in PBL on July 24, 2008, and, therefore did not receive those credits after the sale date.

•	Increased pension expense of $1.3 million due primarily to actuarial losses resulting from the poor market performance of pension asset investments in 2008.

•	Higher charitable contributions of approximately $0.6 million primarily associated with the disposition of vacant real estate.

These increases were partially offset by the reduction of approximately $6.1 million of selling, general and administrative salaries and related employee expenses.

Restructuring and Impairment Costs. During the six months ended June 30, 2009, we incurred net charges totaling $10.7 million for restructuring and impairment costs. The total consisted of approximately $6.6 million for the impairment of assets, approximately $1.9 million for other exit costs and $2.1 million for severance and other termination benefits. We made payments of $3.0 million in severance and other termination benefits and $2.5 million for other exit costs during the six months ended June 30, 2009, leaving an estimated liability of $4.3 million at June 30, 2009.

See the Notes to the unaudited condensed consolidated financial statements for additional information regarding our restructuring plans.

(Loss) Income From Operations. Loss from operations for the six months ended June 30, 2009 was $0.6 million, an improvement of $0.3 million compared to loss from operations of $1.0 million reported for the same period last year. The following table presents income (loss) from operations by business segment (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2009	2008
Paperboard	$17,453	$682	$16,771	2,459.1%
Recovered fiber	(1,117)	4,040	(5,157)	-127.7%
Tube and core	(93)	4,485	(4,578)	-102.1%
Folding carton	2,271	4,814	(2,543)	-52.8%
Corporate expense	(19,144)	(14,981)	(4,163)	-27.8%

Total	$(630)	$(960)	$330	34.4%

Paperboard Segment

Income from operations improved primarily due to the following factors:

•	Lower recovered fiber costs of $21.4 million.

•	Higher selling prices improved income from operations by $3.0 million.

•	Lower energy prices improved income from operations by $2.1 million.

•	Fixed production costs eliminated with the recent closure of mills of $8.6 million.

•	Lower selling, general and administrative salaries and related employee expenses of $1.3 million due to headcount reductions.

These improvements were partially offset by the following factors:

•	Lower volume reduced income from operations by $11.5 million.

•	Higher restructuring and impairment costs of approximately $4.4 million.

•

Selling, general and administrative expenses in 2008 included credits of $1.6 million for management fees received from our PBL joint venture. We sold our interest in PBL on July 24, 2008, and, therefore did not receive those credits after the sale date.

•	Higher pension expense of $2.0 million.

Recovered Fiber Segment

Income from operations decreased primarily due to the following factors:

•	Lower selling prices decreased income from operations by $31.5 million.

•	Lower volume decreased income from operations by $1.2 million.

These decreases were partially offset by lower recovered fiber costs which improved income from operations by $27.2 million.

Tube and Core Segment

Income from operations decreased primarily due to the following factors:

•	Lower volume decreased income from operations by $4.2 million.

•	Higher pension expense of $0.9 million.

These decreases were partially offset by lower selling, general and administrative salaries and related employee expenses of approximately $0.6 million due to employee staff reductions.

Folding Carton Segment

Income from operations decreased primarily due to the following factors:

•	Lower selling prices decreased income from operations by approximately $2.4 million.

•	Higher pension expense of $1.3 million.

These decreases were partially offset by lower selling, general and administrative salaries and related employee expenses of approximately $1.0 million due to employee staff reductions.

Corporate Expense

Income from operations decreased primarily due to higher professional and legal fees of $4.6 million related to efforts to refinance or restructure our 7 3/8% Senior Notes prior to filing the Chapter 11 Case. This decrease was partially offset by lower selling, general and administrative salaries and other related employee expenses of approximately $1.0 million due to employee staff reductions.

Other (Expense) Income. Interest expense for the six months ended June 30, 2009 and 2008 was approximately $6.7 million and $8.5 million, respectively. As previously stated, in accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and the related interest of approximately $1.2 million were stayed by the Bankruptcy Court as a result of the Chapter 11 proceedings and because upon the expected confirmation of the Company’s Reorganization Plan, the Senior Notes will have been exchanged for new notes and 100% of the Company’s equity. See “—Liquidity and Capital Resources” for additional information regarding our debt, interest expense, and interest rate swap agreements.

Equity in Income from Unconsolidated Affiliates. Equity in income from unconsolidated affiliates was $3.1 million for the six months ended June 30, 2008. As previously indicated, on July 24, 2008, we sold our 50% interest in PBL and have not recognized equity in income from unconsolidated affiliates subsequent to the sale date.

Reorganization Items. Reorganization items are presented separately in our consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Case. Reorganization items for the six months ended June 30, 2009 were approximately $2.3 million. These items consist of approximately $1.3 million for the write-off of deferred financing fees, and approximately $1.0 million for legal and professional fees.

Benefit (Expense) for Income Taxes. The effective rate of income tax for continuing operations for the six months ended June 30, 2009 was a benefit of 42.6%, compared to a benefit of 45.7% for the same period last year. The effective rates are different from the statutory rates due to permanent tax adjustments, our inability to record the tax benefits of losses in certain state and foreign jurisdictions, and changes in the estimated state income tax rates.

Net Loss. Due to the factors discussed above, the net loss for the six months ended June 30, 2009 was $5.4 million, or $0.19 per common share, compared to net loss of $3.4 million, or $0.12 per common share, for the same period last year.

Liquidity and Capital Resources

Liquidity Sources and Risks. Our primary sources of liquidity are cash from operations and borrowings under our DIP Facility, described below. At June 30, 2009 we had $4.8 million of cash on hand and $49.3 million borrowing availability under our DIP Facility. Downturns in operations and other market factors can significantly affect our ability to generate cash. These and other factors that can affect our operating results and liquidity are discussed below and in our 2008 Annual Report on Form 10-K under “—Risk Factors” in Part I, Item 1A, as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q. As discussed above, we reached agreement with holders of approximately 83% of our 7 3/8% senior notes maturing June 1, 2009 and 91% of our 7 1/4% senior notes maturing May 1, 2010 on the terms of a cooperative financial restructuring that would reduce our debt obligations by approximately $135 million. The Plan contemplates the exchange of our existing 7 3/8% and 7 1/4% senior notes for an aggregate of $85 million in new senior secured notes and 100% of the common stock of the reorganized Company. We expect to emerge from bankruptcy as a private entity. The 7 3/8% and 7 1/4% senior notes have been classified as liabilities subject to compromise.

In addition to the Risk Factors described below with respect to the Chapter 11 Case, the following are some of the factors that could affect our future ability to generate cash from operations:

•	The possibility of failing to operate as a going concern.

•	Continued volatility and constraints in the debt markets.

•	A contraction in domestic demand for recycled paperboard and related packaging products.

•	Increased market acceptance of alternative products, such as flexible packaging and plastics that have replaced or can replace certain of our packaging products.

•	Continued export of domestic industrial manufacturing operations.

•	Increases in fuel and energy related costs, including transportation.

•	Potential increases in the cost of recovered fiber.

•	Market acceptance of price increases and energy surcharges in response to rising operating costs.

•	Significant unforeseen adverse conditions in our industry or the markets we serve.

•	Prepayment and other restrictions imposed by our suppliers.

We were in compliance with the covenants under our DIP Facility as of June 30, 2009.

Borrowings. At June 30, 2009 and December 31, 2008, total debt (consisting of current maturities of debt and long-term debt, as reported on our condensed consolidated balance sheets) was as follows (in thousands):

	June 30, 2009	December 31, 2008
7 3/8% senior notes	$189,750	$189,750
7 1/4% senior notes	29,000	29,000
Other notes payable	8,200	8,200
Realized interest rate swap agreements	—	78

Total debt	226,950	227,028

Less:
Liabilities subject to compromise:
7 3/8% senior notes	$(189,750)	$—
7 1/4% senior notes	(29,000)	—

Current maturities	—	(190,597)

Total long-term debt	$8,200	$36,431

As discussed above, in connection with our Chapter 11 Case, we entered into the DIP Facility on June 4, 2009, for debtors-in-possession financing. The DIP Facility provides up to $75 million in revolving credit, including a sublimit of $20 million for letters of credit. Proceeds from the borrowings under the DIP Facility may be used for (i) repaying certain outstanding obligations under the Borrowers’ pre-petition credit facility, (ii) cash collateralizing outstanding letters of credit and certain lease obligations, (iii) paying for goods and services in the ordinary course of business, (iv) paying employees’ wages and benefits, (v) paying certain fees and expenses of chapter 11 professionals and other administrative expenses of the chapter 11 proceedings, and (vi) working capital and general corporate purposes of the Borrowers and their subsidiaries.

The DIP Facility is subject to a borrowing base limit calculated as the sum of the following: (a) up to 85% of eligible accounts receivable and (b) the lesser of (x) 85% of the net orderly liquidation value of eligible inventory or (y) up to 45% of the book value of eligible inventory, in all cases less all reserves established by the DIP Agent, including a $10 million availability reserve at all times.

Pursuant to Section 364(d) of the Bankruptcy Code, all obligations under the DIP Facility shall constitute super-priority claims (subject to certain claims for professional fees and expenses and other administrative costs in respect of the chapter 11 proceedings, and certain cash collateralization and offset rights), and shall be secured by duly perfected senior liens on all unencumbered property of the Borrowers’ estates (with certain exceptions) and all property that constituted collateral under the pre-petition credit facility (including pledges of all issued and outstanding capital stock of their respective subsidiaries, limited in the case of non-U.S. subsidiaries to 65% of the voting shares of such capital stock) and junior liens on encumbered property pursuant to Section 364(c), in each case subject to certain permitted prior liens, cash collateralization rights, and offset rights.

Borrowings under the DIP Facility will bear interest at (i) LIBOR plus a margin of 4.5%, with a LIBOR floor of 2.0%, or (ii) alternatively at the Index Rate (defined as the highest of (x) the prime rate, (y) the Federal Funds rate plus 0.50%, or (z) the one-month LIBOR rate) plus a margin of 3.5%.

The DIP Facility will mature on the date that is the earlier of (i) March 4, 2010, (ii) sale of all or substantially all of the collateral securing the DIP Facility or (iii) the confirmation of one or more chapter 11 plans for the Borrowers. The Plan provides that, upon the Company’s emergence from the Chapter 11 Case the DIP Facility will be replaced by a $75 million Senior Secured Plan-of-Reorganization revolving credit facility (the “POR Facility”). The POR Facility will mature on June 4, 2012.

The DIP Facility contains representations and warranties, financial and collateral reporting requirements, mandatory prepayment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict, among other things, our ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, enter into sale and leaseback transactions, or change the nature of their business.

The description of the DIP Facility set forth above is qualified in its entirety by reference to the actual terms of the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, which was filed as Exhibit 10.1 to our Current report on Form 8-K filed June 5, 2009.

At June 30, 2009, we had no amounts outstanding under the DIP Facility.

Pre-petition Facility

Prior to the Petition Date our Senior Credit Facility with Bank of America N.A., as Administrative Agent (the “Pre-petition Facility”) provided us with an $80.0 million revolver. Borrowing availability under the revolver was determined by reference to a borrowing base, defined as specified percentages of eligible accounts receivable and inventory and reduced by usage of the revolver, including outstanding letters of credit, and any reserves. The Chapter 11 filing on May 31, 2009 constituted an event of default under our Pre-petition Facility. At May 31, 2009 we had no amounts outstanding under the revolver. As of the Petition Date we had outstanding letters of credit, of approximately $15.5 million under the Pre-petition Facility. Upon entering into the DIP Facility, the Administrative Agent required us to cash collateralize the letters of credit at 105%, or approximately $16.2 million.

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

On July 24, 2008, we completed the sale of our 50% membership interest in PBL to our joint venture partner, Temple-Inland. The sale was made pursuant to an agreement for purchase and sale of partnership interests dated July 24, 2008 (the “Purchase Agreement”) among us, Temple-Inland and/or certain of their subsidiaries. Pursuant to the Purchase Agreement, Temple-Inland purchased our 50% membership interest and assumed our share of PBL’s debt of $25 million. Pursuant to the Purchase Agreement, we agreed to certain indemnification obligations related to certain representation and warranties, which obligations have a two year survival period. We do not consider these obligations to be material.

Cash Used in Operations. Cash used in operations was $7.0 million for the six months ended June 30, 2009, compared with cash used in operations of $1.7 million for the same period in 2008. Cash used in operations increased primarily due to an increase in cash payments for restructuring and impairment costs of $3.3 million, an increase in prepaid expenses related to the Chapter 11 Case of $2.6 million, a decrease in distributions from unconsolidated affiliates of $2.2 million and an increase in cash payments for reorganization expense of $0.8 million. These increases in cash payments were partially offset by lower pension plan contributions of $1.9 million and lower cash paid for interest of $1.3 million during the six months ended June 30, 2009 compared to the same period in 2008.

Capital Expenditures. Capital expenditures were $2.7 million for the six months ended June 30, 2009 versus $5.8 million for the same period in 2008. Aggregate capital expenditures of approximately $12 million are anticipated for 2009.

Restricted Cash. The increase in restricted cash of approximately $19.7 million was due to the requirement to cash collateralize certain letters of credit and leases that were collateralized by our Pre-petition Facility prior to the Petition Date. See Note 1 of the Notes To Condensed Consolidated Financial Statements.

Dividends. Our debt agreements contain limitations on the payment of dividends and currently preclude us from doing so.

Inflation

Raw material and energy cost changes have had, and continue to have, a material effect on our operations. We do not believe that general economic inflation is a significant determinant of our raw material and energy cost fluctuations or that general economic inflation has a material effect on our operations.

Contractual Obligations

For a discussion of our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” and Note 7 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As previously discussed in Liquidity and Capital Resources, our obligations under our 7 3/8% and 7 1/4% Senior Notes, are classified as liabilities subject to compromise on the condensed consolidated balance sheets.

Except as described above under “Liquidity and Capital Resources,” there have not been any significant changes to our contractual obligations since December 31, 2008.

As of June 30, 2009, the noncurrent portion of our FIN 48 liability, including accrued interest and penalties related to unrecognized tax benefits, is $14.1 million. At this time, the settlement period for the noncurrent portion of our FIN 48 liability cannot be determined; however, it is not expected to be due within the next 12 months.

Forward-Looking Information

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent the Company’s expectations, anticipations or beliefs about future events, operating results or financial condition, restructuring plans, business plans and industry trends and their potential impact on the Company’s business and financial results. Statements that are not statements of historical fact, as well as statements including words such as “expect,” “intend,” “will,” “believe,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “would,” “could,” “should,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to differ materially from results expressed or implied by such statements. Such risk factors include, but are not limited to, the Company’s ability to continue as a going concern; the ability of the Company to obtain court approval for, and operate subject to, the terms of the DIP financing facility; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 proceeding, including a plan consistent with the terms set forth in the plan of reorganization; risks associated with a termination of the restructuring agreement and financing availability; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the proceeding to a Chapter 7 proceeding; the ability of the Company to obtain and maintain normal terms with customers, vendors, employees, and suppliers; the Company’s ability to maintain contracts and leases that are critical to its operations; the potential adverse impact of the Chapter 11 proceeding on the Company’s liquidity or results of operations; the effect that the “going concern” disclosure included in the opinion of the Company’s independent public accounting firm will have on the Company’s relationships with customers, suppliers, vendors and employees; fluctuations in raw material prices and energy costs; downturns in industrial production, housing and construction and the consumption of durable and nondurable goods; the degree and nature of competition; demand for the Company’s products; the degree of success achieved by the Company’s new product initiatives; increases in pension and insurance costs; changes in government regulations; the application or interpretation of those regulations or in the systems, personnel, technologies or other resources we devote to compliance with regulations; the impact on the liquidity, trading volume and trading prices of the Company’s common stock from the delisting of the Company’s common stock from the NASDAQ Capital Market Systems and the trading of the stock on the Pink OTC Market; the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb the impact; and the Company’s ability to successfully dispose of its assets held for sale. Additional relevant risk factors that could cause actual results to differ materially are discussed in the Company’s registration statements and its most recent reports on Form 10-K, 10-Q and 8-K, as amended, filed with or furnished to, the Securities and Exchange Commission. These documents may be accessed through the web site of the Securities and Exchange Commission (www.sec.gov). The Company does not undertake any obligation to update any forward-looking statements and is not responsible for any changes made to this document by wire or Internet services.

The reorganization process presents inherent material uncertainty. It is not possible to determine with certainty the length of time it will take the Company to complete the restructuring, including the timing of court approvals, the effect of any third party proposals for competing plans of reorganization, whether all necessary approvals are ultimately obtained for the reorganization under the proposed terms, whether the plan of reorganization will be successful, or the outcome of the restructuring in general. In addition, the implementation of a plan of reorganization is dependent upon a number of conditions typical in similar reorganizations, including approval by the requisite holders of Senior Notes and court approval of the plan of reorganization.

While the Company is in the process of restructuring, investments in its securities will be highly speculative. Further, if the plan is implemented as described in this quarterly report, the presently outstanding shares of the Company’s common stock will be cancelled.

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

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our reports that we file or submit under the Securities Exchange Act of 1934.

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

On May 31, 2009 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: Caraustar Industries, Inc., et al., Chapter 11 Case Nos.: 09-73830, 09-73835 through 09-73837, 09-73839 through 09-73841, 09-73843 through 09-73851, 09-73853 through 09-73855 (the “Chapter 11 Case”). For more information on the Chapter 11 Case, see the discussion above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following additional risk factors reflect recent events and should be read in conjunction with the risk factors and information disclosed in the 2008 Annual Report on Form 10-K.

Our ability to emerge from chapter 11 as a going concern is conditioned upon compliance with certain conditions, some of which are beyond our control.

Our ability to continue operating as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with viable and profitable operations and with adequate liquidity. We believe the Plan will achieve these objectives. Over 90% of the impaired creditors that voted on the Plan voted in favor of it and the Bankruptcy Court has confirmed the Plan. However, consummation of the Plan is subject to the satisfaction, or waiver, of certain conditions, some of which are not within our control. These include the completion and execution of the documents related to the new $75 million credit facility and the completion of the amendments to the Company’s Articles of Incorporation and By-Laws. The Plan provides that all of the conditions must be satisfied or waived no later than August 22, 2009.

Based upon information available to us at this time, we believe that we will be able to satisfy these conditions to consummation of the Plan, and will be able to emerge from chapter 11.

However, if these conditions are not met, we may be unable to pay our debts as presently scheduled, which would require us to seek protection in chapter 11 without the support of our creditors and could force us to liquidate the Company under chapter 7 of the Bankruptcy Code due to our limited unencumbered available resources. Accordingly, we may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

Our bankruptcy reorganization may negatively impact our future operations.

We believe we will be able to emerge from chapter 11 with a viable capital structure and with sufficient liquidity to continue operating as a going concern.

Upon emergence, the Plan provides that we will enter into a new $75 million credit facility to provide exit financing. The credit agreement contains certain terms and conditions, including restrictions on incurring additional indebtedness. We believe that the credit agreement will provide us with adequate liquidity to conduct our operations upon emergence from chapter 11, and that we will be able to comply with the terms and conditions of these agreements. However, if we are unable to satisfy these terms and conditions in the future, or if these arrangements do not provide adequate liquidity, our ability to raise additional funds may be impaired, which could affect our ability to continue as a going concern.

Although we have not experienced significant disruption in our relationships with suppliers, vendors or employees as a result of the Chapter 11 Case, it could in the future adversely affect our ability to retain existing customers, attract new customers, maintain contracts that are critical to our operations, and to retain key executives, managers and employees.

As a result of the Chapter 11 Case, our Common Stock was delisted from Nasdaq.

As a result of the filing of the Chapter 11 Case, our Common Stock was suspended from trading on the Nasdaq Stock Market on June 11, 2009, and was subsequently delisted. The Common Stock is currently trading on the Pink Sheets. Since the proposed Plan provides that the Common Stock is to be canceled upon emergence from chapter 11, we do not currently intend to seek the list of our common stock on a national securities exchange and can give no assurance that the stock will continue to be traded on the Pink Sheets. If the Plan is not confirmed or consummated for any reason, the trading of our common stock over the counter would negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders and could result in other negative implications, including the potential loss of confidence in our company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

Assuming the Plan is confirmed and consummated, the Company anticipates filing for the suspension of its reporting obligations under the Securities Exchange Act of 1934 following its emergence from chapter 11.

The existing Common Stock of the Company is contemplated to be cancelled pursuant to the Plan.

Under the Plan, all of the Debtors’ existing Common Stock, stock options, warrants and unvested restricted stock awards will be cancelled upon emergence from chapter 11. Upon the Debtors’ emergence from chapter 11, the holders of the senior notes will receive shares of New Common Stock. The New Common Stock will not be publicly traded. Holders of our existing equity interests will receive their pro rata share of $2.9 million, or approximately $0.10 per share.

Implementation of the Plan will result in a Change of Control of the Debtors.

The cancellation of our existing common stock and the issuance of New Common Stock to the holders of our senior notes, as contemplated by the Plan, will result in a change of control of the Debtors. Upon emergence from chapter 11, our senior noteholders will own all of the New Common Stock of reorganized Caraustar. The senior noteholders, therefore, will be able to exercise substantial influence over the Company, and will control our Board of Directors. The terms of the New Common Stock contain certain restrictions, included restrictions on transfer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our debt agreements contain limitations on the payment of dividends and currently preclude us from doing so.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Information required by this Item was previously disclosed in a Current Report on Form 8-K filed with the SEC on June 1, 2009.

Also, see Note 6 to our unaudited condensed consolidated financial statements.

ITEM 6.	EXHIBITS

a) Exhibits

The Exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARAUSTAR INDUSTRIES, INC.

	By:	/s/ Ronald J. Domanico
Ronald J. Domanico
Date: August 14, 2009		Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.01	—	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference — Exhibit 3.01 to Annual Report for 1992 on Form 10-K [SEC File No. 0-20646])

3.02	—	Third Amended and Restated Bylaws of the Company (Incorporated by reference — Exhibit 3.02 to Annual Report for 2001 on Form 10-K [SEC File No. 0-20646])

10.01	—	Seventh Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2009, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on May 5, 2009 [SEC File No. 0-20646])

10.02	—	Eighth Amendment to Amended and Restated Credit Agreement, dated as of May 8, 2009, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with SEC on May 15, 2009 [SEC File No. 0-20646])

10.03	—	Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 15, 2009, by and among the Company and certain subsidiaries identified therein, as borrower, certain subsidiaries of the Company identified as guarantors listed therein, and Bank of America, N.A. as Administrative Agent (Incorporated by reference — Exhibit 10.2 to Current Report on Form 8-K filed with SEC on May 15, 2009 [SEC File No. 0-20646])

10.04	—	Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of June 4, 2009 by and among Caraustar Industries, Inc. and certain of its subsidiaries, as Borrowers, General Electric Capital Corporation, for itself, as Lender, and as administrative agent for Lenders, GE Capital Financial Inc., as an L/C Issuer, and the other Lenders signatory from time to time (Incorporated by reference — Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 5, 2009 [SEC File No. 0-20646])

10.05†	—	Restructuring and lock-up agreement dated as of May 29, 2009 by and among the Company and certain of its subsidiaries and the holders of its Senior Notes

31.01†	—	Certification of CEO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	—	Certification of CFO — Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01†	—	Certification of CEO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02†	—	Certification of CFO — Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith